Form 10QSB
period 1995-03-31
MEDICAL RESOURCE COMPANIES OF AMERICA
filed 1995-05-12
CIK 105744

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
     (Mark One)

     ( X )  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For the period ended March 31, 1995

                                       or

     (   )  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the transition period from ______  to _______

                         Commission File Number: 0-8187

                     MEDICAL RESOURCE COMPANIES OF AMERICA
                 (Name of Small Business Issuer in its Charter)

           NEVADA                                     75-2399477
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

4265 KELLWAY CIRCLE, ADDISON, TEXAS                   75244
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code: (214) 407-8400

Securities registered pursuant to Section 12(b) of the Act: Common stock, par value $.01

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X   NO___
   ---

At May 10, 1995, the issuer had outstanding 17,541,000 shares of par value $.01 common stock.

                     Medical Resource Companies of America


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         --------------------

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. These financial statements have not been examined by independent certified public accountants, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.

These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

                     Medical Resource Companies of America
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)


                                              March 31,   December 31,
                                                1995          1994
                                             -----------  ------------
                                             (Unaudited)
     ASSETS

CURRENT ASSETS
 Cash                                         $   7,820      $   8,376
 Accounts receivable - trade, less
   allowance of $81 in 1995 and
   $630 in 1994                                   1,289          2,079
 Loan receivable                                  3,100             -
 Inventories                                        357            370
 Deferred income tax benefit                        587          2,185
 Real estate under contract of sale                 594         14,889
 Due from affiliates                                178            185
 Other current assets                             1,295          1,274
                                              ---------      ---------
     Total current assets                        15,220         29,358

REAL ESTATE                                       3,186          3,204

INVESTMENT IN SECURITIES, AT COST                 1,678          1,678

MORTGAGE NOTE RECEIVABLE                          6,700          6,700

PROPERTY, PLANT AND EQUIPMENT, AT COST
 Land                                               100            100
 Buildings and improvements                         767            767
 Equipment and furnishings                          394            388
 Rental equipment                                 1,755          1,663
                                              ---------      ---------
                                                  3,016          2,918
     Less accumulated depreciation                1,101            993
                                              ---------      ---------
                                                  1,915          1,925


OTHER ASSETS
 Excess of cost of purchased companies
   over net assets acquired, net of
   accumulated amortization of $448 and
   $426 in 1995 and 1994, respectively            1,325          1,347
 Patents, net of accumulated amortization
   of $262 and $249 in 1995 and 1994,
   respectively                                     586            598
 Other                                              438            414
                                              ---------      ---------
                                                  2,349          2,359
                                              ---------      ---------
                                              $  31,048      $  45,224
                                              =========      =========


                     Medical Resource Companies of America
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                   (Amounts in thousands, except share data)


                                                March 31,   December 31,
                                                   1995         1994
                                              -----------  -------------
                                               (Unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Note payable                                    $    -         $  5,022
 Current maturities of long-term
   debt                                               269            379
 Long-term debt collateralized by
   properties under contract of sale                  -            8,933
 Accounts payable - trade                             956          1,319
 Accrued expenses                                   1,290          1,755
 Other current liabilities                            220          1,479
                                                ---------      ---------
     Total current liabilities                      2,735         18,887

LONG-TERM DEBT                                      1,108          1,110

DEFERRED GAIN                                       3,083          3,083

STOCKHOLDERS' EQUITY
 Series A cumulative preferred stock,
   $.10 par value; liquidation value of
   $1,085 in 1995 and 1994; authorized,
   10,000 shares; issued and outstanding,
   1,085 shares in 1995 and 1994                      108            108
 Series B cumulative convertible preferred
   stock, $.10 par value; liquidation
   value of $1,351 in 1995 and 1994;
   authorized, 100 shares; issued and
   outstanding, 14 shares in 1995 and 1994              1              1
 Series C cumulative convertible preferred
   stock, $.10 par value; liquidation
   value of $2,000; authorized, 20 shares;
   issued and outstanding, 20 shares in 1995
   and 1994                                             2              2
 Common stock, $.01 par value; authorized,
   100,000 shares; issued, 17,541 and
   18,542 shares in 1995 and 1994,
   respectively                                       176            185
 Additional paid-in capital                        35,462         36,442
 Accumulated deficit                               (9,112)       (12,156)
                                                 --------       --------
                                                   26,637         24,582
   Less stock purchase notes receivable            (2,515)        (2,438)
                                                 --------       --------
                                                   24,122         22,144
                                                 --------       --------
                                                 $ 31,048       $ 45,224
                                                 ========       ========

                     Medical Resource Companies of America
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (Amounts in thousands, except per share data)


                                                     For the Three
                                                   Month Period Ended
                                                March 31,     March 31,
                                                  1995           1994
                                               -----------  --------------
                                               (Unaudited)
REVENUE
  Sales and rentals of mobility
    products                                      $   310         $   346
  Long-term care facilities
    operating revenue                                 555           2,043
  Real estate operations                              195           1,192
  Gain on sales of assets                           5,149           2,764
  Interest and dividends                              193              91
  Other                                                 9              -
                                                  -------         -------
                                                    6,411           6,436


EXPENSES
  Cost of mobility products sales
    and rentals                                       334             400
  Long-term care facilities
    operating expenses                                318           1,280
  Real estate operations                               97             773
  General and administrative                          837             889
  Interest                                            121             906
                                                  -------         -------
                                                    1,707           4,248
                                                  -------         -------

        Earnings from continuing operations
          before income taxes                       4,704           2,188

Income tax expense                                  1,598             744
                                                  -------         -------

        Earnings from continuing operations         3,106           1,444

Loss from discontinued operations, net of
  income taxes                                         -              (46)
                                                  -------         -------

        NET EARNINGS                                3,106           1,398

Preferred stock dividend requirement                  (81)            (80)
                                                  -------         -------

Earnings allocable to common
  shareholders                                    $ 3,025         $ 1,318
                                                  =======         =======


Earnings per share
  Continuing operations                           $  .17         $   .07
  Net earnings                                    $  .17         $   .07

Weighted average number of common
  and equivalent shares
  outstanding                                      18,274          18,395

                     Medical Resource Companies of America
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                 For The Three
                                               Month Period Ended
                                          March 31,        March 31,
                                            1995             1994
                                         -----------     ------------
                                         (Unaudited)      (Unaudited)
Cash flows from operating activities
  Net earnings                              $ 3,106        $ 1,398
  Adjustments to reconcile net
   earnings to net cash used in
   operating activities
     Depreciation and amortization              206            555
     Gain on sales of assets                 (5,149)        (1,984)
     Recognition of deferred gain                -            (780)
     Changes in operating assets
       and liabilities
         Due from/to affiliates                   7            (68)
         Accounts receivable                    790           (581)
         Deferred tax benefit                 1,598            721
         Inventories                             13             69
         Other current and noncurrent
             assets                           1,096            360
         Accounts payable and other
             liabilities                     (2,087)           241
                                            -------        -------

             Total adjustments               (3,526)        (1,467)
                                            -------        -------

             Net cash used in operating
               activities                      (420)           (69)

 Cash flows from investing activities
   Proceeds from sales of assets, net        18,276         19,161
   Additions to loan receivable              (3,100)            -
   Additions to real estate                     (33)          (177)
   Purchase of property and equipment          (103)          (353)
                                            -------        -------

             Net cash provided by
               investing activities          15,040         18,631


                     Medical Resource Companies of America
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Amounts in thousands)


                                                             For The Three
                                                           Month Period Ended
                                                      March 31,       March 31,
                                                        1995            1994
                                                      ---------      ----------
                                                     (Unaudited)     (Unaudited)
Cash flows from financing activities
  Proceeds from borrowings
     Affiliates                                        $     -        $  1,000
     Other                                                   -             766
  Payments on debt                                      (14,049)       (13,960)
  Dividends on preferred stock                              (62)           (29)
  Purchase of treasury stock                             (1,065)            -
                                                       --------       --------

           Net cash used in
             financing activities                       (15,176)       (12,223)
                                                       --------       --------


           NET INCREASE (DECREASE)
             IN CASH                                       (556)         6,339

Cash at beginning of period                               8,376          1,083
                                                       --------       --------

Cash at end of period                                  $  7,820       $  7,422
                                                       ========       ========

ITEM 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         ------------------------------------

Medical Resource Companies of America ("Medical Resource" or the "Company") is currently focusing its primary efforts on developing and managing facilities which will provide full service residential retirement and personal assistance with the Activities of Daily Living (ADLs) as needed for the elderly. The Company also provides mobility assistance services for all ages in tourist attractions and airports. Medical Resource's services are provided through a number of subsidiaries comprising two divisions: residential retirement care and mobility assistance services. Through its subsidiary, EquiVest Inc., the Company also owns commercial real estate investments.

Originally founded in 1974 as a real estate investment trust organized in California, in May 1991 Medical Resource transferred all its assets to a Nevada corporation bearing the same name in order to continue operations in a more conventional incorporated form. Its primary focus was on residential retirement and healthcare services and products for the elderly and mobility impaired. During 1994 and early 1995 the Company disposed of its nursing homes and retirement center properties and changed its healthcare focus to meeting the full service residential retirement and assisted living needs of the elderly.



RESIDENTIAL RETIREMENT AND ASSISTED LIVING

During the past four years a basic strategy of Medical Resource was to acquire retirement, nursing and other healthcare facilities with the intention of improving the physical structure, occupancy and efficiency of those facilities. Eventually the facilities would be sold, to generate profits and provide working capital to grow the Company and increase stockholders' equity.

The Company began development of a focused full service residential retirement and assisted living strategy in 1994. Medical Resource believes the overall demand for alternative lifestyles for the elderly is rapidly increasing. Providing a residential lifestyle, maximizing choices and independence while enhancing the quality of life of a growing segment of elderly, upscale consumers, particularly the frail elderly, is a "growth" industry. Medical Resource has discussed affiliations and joint ventures with several companies involved in the full service residential retirement and assisted living industry. The Company also investigated markets and development sites in several states with a view toward designing and building a chain of proprietary assisted living centers. These efforts will be continued. The Company will manage some facilities and may employ third party managers in others.

MOBILITY ASSISTANCE SERVICES

The Company, through its subsidiary, Odyssey Mobility Systems, Inc. (Odyssey), provides electric convenience vehicles (ECVs), manual wheelchairs and children's strollers to theme parks, zoos and other attractions throughout the United States. ECVs are three and four wheel battery powered units which travel approximately 5 miles per hour and are utilized principally by the elderly and handicapped to assist in their mobility.

Odyssey currently provides its products to 25 theme parks and zoos including SeaWorld, Disney World, The San Diego Zoo, Busch Gardens and the State Fair of Texas, among others. The products are supplied either under a lease agreement or by a concession contract in which Odyssey shares the revenue on an agreed upon basis. Under certain agreements, Odyssey supplies all personnel and equipment. The theme park business of Odyssey is highly seasonal. Approximately 50% of its volume occurs during the summer months when children are not in school and families tend to take vacations in greater numbers.

The Company, through its subsidiary Aviation Mobility, Inc. (Aviation), provides manual wheelchairs and aisle chairs to the airline industry for use in airline terminals to transport the handicapped and elderly throughout the airport facilities. The products are provided to the airlines on a lease basis. The Company currently provides products to Continental Airlines, Delta Airlines and USAir.



EQUIVEST INC.

On March 24, 1993, the stockholders of Medical Resource and EquiVest Inc. ("EquiVest") approved the merger of EquiVest into a wholly owned subsidiary of Medical Resource, which then changed its name to EquiVest Inc. The then existing shareholders of EquiVest received 3,703,227 shares of Medical Resource stock.

At the time of the merger, EquiVest was a REIT that owned and managed real estate properties. Medical Resource has sold and will continue to liquidate the acquired real estate and use the proceeds for acquisitions and to expand its existing operations.

As of March 31, 1995, EquiVest owned four retail shopping centers: three in Georgia and one in Florida. The aggregate value of the four centers in accordance with generally accepted accounting principles was $3,780,000. The property in Florida is under contract of sale.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995 current assets exceeded current liabilities by $12,485,000. During this quarter the Company continued its program of selling its existing healthcare facilities and its commercial real estate and using the proceeds to acquire additional businesses and invest in existing operations.

In January 1995 the Company sold "The Fountainview", a retirement center in West Palm Beach, Florida. The net sales proceeds were approximately $18,000,000.
The Company used approximately $9,000,000 of the proceeds to repay the mortgage. The balance was used to increase working capital.

Also, in January 1995, the Company used approximately $5,000,000 of its cash to payoff short-term bank debt.

As of March 31, 1995, the Company, through its subsidiary EquiVest Inc., owns four retail shopping centers; three in Georgia and one in Florida. The Company has entered into an agreement to sell the property in Florida and has classified its investment in that property as real estate under contract of sale. It is anticipated that this sale will occur in the second quarter of 1995.

The board of directors of the Company has authorized management to re-purchase up to 1,500,000 shares of the Company's common stock at such prices and times as management deems appropriate. During the first quarter of 1995, the Company has purchased a total of 1,051,000 shares of its common stock.

Odyssey, on a lease or concession basis provides ECVs, wheelchairs and children's strollers to amusement parks, zoos, and other attractions where these products are used by the public. In addition, Aviation leases and maintains wheelchairs for the airline industry for use in the airports. Odyssey and Aviation acquire their products either by producing them or purchasing them from third parties. These subsidiaries currently have a sufficient inventory of equipment to service their existing contracts. The Company anticipates any capital expenditures during 1995 will be funded by a combination of internal working capital and credit extended by suppliers.

RESULTS OF OPERATIONS

Three month period ended March 31, 1995 compared to three month period ended March 31, 1994.

Net earnings for the three month period ended March 31, 1995 were $3,106,000 as compared to $1,398,000 for the three month period ended March 31, 1994.


Mobility Products
- -----------------

Revenue from Odyssey and Aviation was $310,000 in 1995 as compared to $269,000 in 1994. Expenses associated with Odyssey and Aviation were $334,000 in 1995 as compared to $280,000 in 1994. During the first quarter of 1994 the Company was selling ECV's through the use of distributors. Sales in 1994 were $77,000 and cost of sales were $120,000.

The Company's theme park operation is highly seasonal. The substantial portion of the Company's revenue occurs in the warm weather months when children are no longer in school and families tend to take vacations.


Long Term Care Facilities
- -------------------------

The Company sold "The Fountainview" on January 28, 1995 and recorded a gain of $5,149,000. During the month of January "The Fountainview" generated revenue of $555,000 and operating expenses of $318,000. For the comparable periods during 1994 the Company owned both The Fountainview and Rivermont Retirement Center, a facility which was sold in December 1994. The revenue and expenses reflected in long term care for 1994 reflect the operations of both The Fountainview and Rivermont for the entire three month period.


Real Estate Operations
- ----------------------

Revenue from real estate operations was $195,000 for the three month period ended March 31, 1995 as compared to $1,192,000 for the prior period. Costs of operating these properties were $97,000 for the three month period ended March 31, 1995 as compared to $773,000 for the comparable period in the prior year. Real estate operations reflect the revenue and expenses from the EquiVest properties. When the Company acquired EquiVest, it was the stated intention to sell the acquired assets. The reduced level of revenue and expenses for EquiVest reflects the ongoing sale of those properties.


Interest Income and Expense
- ---------------------------

Interest and dividend income was $193,000 for the three month period ended March 31, 1995 as compared to $91,000 for the comparable period in the prior year. Interest expense was $121,000 in 1995 as compared to $906,000 for 1994.

- ---------------------------

Throughout 1994 the Company disposed of assets not essential to its long range healthcare strategy. The proceeds from those sales were used to reduce debt and increase working capital. The increase in interest income is the result of having more working capital to invest. The decrease in interest expense is due to the reduction in debt due both to the payoff of mortgages when real estate assets were sold and the reduction of corporate debt when the proceeds from the sale of assets were used to pay off that debt.


Discontinued Operations
- -----------------------

In 1994 management concluded that operations of skilled medical care facilities such as nursing homes and eating disorder clinics were not in the best interest of the Company. During 1994 the Company sold all operations associated with those businesses. The loss from discontinued operations for 1994 of $46,000 represents the loss from operations net of income taxes for those businesses for the three month period ended March 31, 1994.



PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

There were no Exhibits and reports on Form 8-K filed by the Company during the quarter ended March 31, 1995.

                     MEDICAL RESOURCE COMPANIES OF AMERICA


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.




                                       MEDICAL RESOURCE COMPANIES OF AMERICA



Date:  May 10, 1995                    By:  Gene S. Bertcher
                                          --------------------------
                                           Executive Vice President
                                           Chief Financial Officer