Form 10QSB
period 1995-06-30
MEDICAL RESOURCE COMPANIES OF AMERICA
filed 1995-08-11
CIK 105744

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
     (Mark One)

     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       For the period ended June 30, 1995

                                       or

     [_]  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the transition period from              to
                                              ------------    ----------

                         Commission File Number: 0-8187

                     MEDICAL RESOURCE COMPANIES OF AMERICA
                 (Name of Small Business Issuer in its Charter)

           NEVADA                                           75-2399477
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

4265 KELLWAY CIRCLE, ADDISON, TEXAS                            75244
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
YES X   NO
   ---     ---

At August 10, 1995, the issuer had outstanding 17,448,000 shares of par value $.01 common stock.

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

These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

                     Medical Resource Companies of America
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)


                                              June 30,      December 31,
                                                1995            1994
                                             -----------    ------------
                                             (Unaudited)
  ASSETS

CURRENT ASSETS
 Cash                                           $ 6,452        $ 8,376
 Accounts receivable - trade, less
   allowance of $190 in 1995 and
   $630 in 1994                                   1,284          2,079
 Loans receivable                                 3,978              -
 Inventories                                        346            370
 Deferred income tax benefit                        404          2,185
 Real estate under contract of sale                   -         14,889
 Due from affiliates                                182            185
 Other current assets                             1,493          1,274
                                                -------        -------
  Total current assets                           14,139         29,358

REAL ESTATE                                       3,175          3,204

INVESTMENT IN SECURITIES, AT COST                 1,678          1,678

MORTGAGE NOTE RECEIVABLE                          6,700          6,700

PROPERTY, PLANT AND EQUIPMENT, AT COST
 Land                                               100            100
 Buildings and improvements                         767            767
 Equipment and furnishings                          397            388
 Rental equipment                                 1,873          1,663
                                                -------        -------
                                                  3,137          2,918
  Less accumulated depreciation                   1,211            993
                                                -------        -------
                                                  1,926          1,925


OTHER ASSETS
 Excess of cost of purchased companies
   over net assets acquired, net of
   accumulated amortization of $470 and
   $426 in 1995 and 1994, respectively            1,303          1,347
 Patents, net of accumulated amortization
   of $274 and $249 in 1995 and 1994,
   respectively                                     573            598
 Other                                              290            414
                                                -------        -------
                                                  2,166          2,359
                                                -------        -------
                                                $29,784        $45,224
                                                =======        =======


                     Medical Resource Companies of America
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                   (Amounts in thousands, except share data)


                                                June 30,      December 31,
                                                  1995            1994
                                               -----------    -------------
                                               (Unaudited)

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Note payable                                  $        -       $  5,022
 Current maturities of long-term
   debt                                               163            379
 Long-term debt collateralized by
   properties under contract of sale                    -          8,933
 Accounts payable - trade                             700          1,319
 Accrued expenses                                   1,393          1,755
 Other current liabilities                            215          1,479
                                                  -------       --------
  Total current liabilities                         2,471         18,887

LONG-TERM DEBT                                      1,106          1,110

DEFERRED GAIN                                       3,083          3,083

STOCKHOLDERS' EQUITY
 Series A cumulative preferred stock,
   $.10 par value; liquidation value of
   $1,085 in 1994; authorized, 10,000
   shares; issued and outstanding 1,085
   shares in 1994                                       -            108
 Series B cumulative convertible preferred
   stock, $.10 par value; liquidation
   value of $1,330 and $1,351 in 1995 and
   1994,respectively; authorized, 100
   shares; issued and outstanding, 13 and
   14 shares in 1995 and 1994, respectively             1              1
 Series C cumulative convertible preferred
   stock, $.10 par value; liquidation
   value of $2,000; authorized, issued and
   outstanding, 20 shares                               2              2
 Common stock, $.01 par value; authorized,
   100,000 shares; issued, 17,448 and
   18,542 shares in 1995 and 1994,
   respectively                                       175            185
 Additional paid-in capital                        34,175         36,442
 Accumulated deficit                               (8,791)       (12,156)
                                                  -------       --------
                                                   25,562         24,582
   Less stock purchase notes receivable            (2,438)        (2,438)
                                                  -------       --------
                                                   23,124         22,144
                                                  -------       --------
                                                  $29,784       $ 45,224
                                                  =======       ========


                     Medical Resource Companies of America
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (Amounts in thousands, except per share data)

                                                For the Three           For the Six
                                              Month Period Ended    Month Period Ended
                                                   June 30,               June 30,
                                                1995      1994         1995       1994
                                              --------  --------     --------   --------
                                                 (Unaudited)            (Unaudited)

Revenue
 Sales and rentals of mobility
   products                                     $  574   $  571        $  887   $  917
 Long-term care facilities
   operating revenue                                 -    1,990           552    4,033
 Real estate operations                            177      407           372    1,599
 Gain on sales of assets                           756      135         5,905    2,899
 Interest and dividends                            390      129           583      220
 Other                                               -        -             9        -
                                                ------   ------        ------   ------
                                                 1,897    3,232         8,308    9,668

Expenses
 Cost of mobility products sales
   and rentals                                     498      418           832      818
 Long-term care facilities
   operating expenses                                -    1,272           318    2,552
 Real estate operations                             90      482           187    1,255
 General and administrative                        746      997         1,583    1,886
 Interest                                           29      707           150    1,613
                                                ------   ------        ------   ------
                                                 1,363    3,876         3,070    8,124
                                                ------   ------        ------   ------
    Earnings (loss) from
     continuing operations
     before income taxes                           534     (644)        5,238    1,544


Income tax expense (benefit)                       183     (219)        1,781      525
                                                ------   ------        ------   ------

    Earnings (loss) from
     continuing operations                         351     (425)        3,457    1,019

Discontinued operations
 Earnings from operations,
  net of income taxes                                -       98             -       52
 Gain on disposal,
  net of income taxes                                -      530             -      530
                                                ------   ------        ------   ------

      NET EARNINGS                                 351      203         3,457    1,601

Preferred stock dividend
  requirement                                       47      101           128      181
                                                ------   ------        ------   ------
Earnings allocable to common
  shareholders                                  $  304   $  102        $3,329   $1,420
                                                ======   ======        ======   ======

                     Medical Resource Companies of America
                CONSOLIDATED STATEMENTS OF EARNINGS - CONTINUED
                 (Amounts in thousands, except per share data)


                                    For the Three             For the Six
                                 Month Period Ended        Month Period Ended
                                      June 30,                  June 30,
                                  1995       1994           1995       1994
                                 ------     ------         ------     ------
                                    (Unaudited)               (Unaudited)

Earnings (loss) per share
     Continuing operations       $   .02    $ (.02)       $   .19    $   .05
     Net earnings                $   .02    $  .01        $   .19    $   .08

Weighted average number of
  common and equivalent
  shares outstanding              17,553    18,395         17,911     18,395

                     Medical Resource Companies of America
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                               For The Six
                                            Month Period Ended
                                           June 30,     June 30,
                                             1995         1994
                                         ------------  -----------
                                         (Unaudited)   (Unaudited)

Cash flows from operating activities
  Net earnings                               $ 3,457      $ 1,601
  Adjustments to reconcile net
   earnings to net cash used in
   operating activities
     Depreciation and amortization               369        1,001
     Gain on sales of assets                  (5,905)      (2,015)
     Gain on sale of subsidiary                    -         (804)
  Recognition of deferred gain                     -         (884)
  Changes in operating assets
    and liabilities
      Due from/to affiliates                       3         (127)
      Accounts receivable                        795         (479)
      Deferred tax benefit                     1,781          819
      Inventories                                 24          134
      Other current and noncurrent
        assets                                   610       (2,025)
      Accounts payable and other
        liabilities                           (2,246)        (215)
                                             -------      -------

             Total adjustments                (4,569)      (4,595)
                                             -------      -------

          Net cash used in operating
            activities                        (1,112)      (2,994)

 Cash flows from investing activities
   Proceeds from sales of assets, net         20,059       21,439
   Additions to loans receivable              (5,478)           -
   Repayments of loans receivable              1,500            -
   Additions to real estate                      (33)        (183)
   Purchase of property and equipment           (225)        (618)
   Sale of subsidiary                              -         (273)
                                             -------      -------

             Net cash provided by
               investing activities           15,823       20,365

                     Medical Resource Companies of America
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Amounts in thousands)


                                                    For The Six
                                                 Month Period Ended
                                              June 30,           June 30,
                                                1995               1994
                                              ---------         ----------
                                             (Unaudited)        (Unaudited)
Cash flows from financing activities
  Proceeds from borrowings
    Affiliates                                $    -            $  1,000
    Other                                          -               1,750
  Payments on debt                             (14,157)          (15,162)
  Dividends on preferred stock                     (92)              (66)
  Retirement of preferred stock                 (1,085)              -
  Purchase of treasury stock                    (1,301)              -
                                              --------          --------

         Net cash used in
           financing activities                (16,635)          (12,478)
                                              --------          --------

         NET INCREASE (DECREASE)
           IN CASH                              (1,924)            4,893

Cash at beginning of period                      8,376             1,083
                                              --------          --------

Cash at end of period                         $  6,452          $  5,976
                                              ========          ========


Supplemental cash flow information on noncash investing activities is as follows:

Sale of subsidiary
  Noncash assets                              $   -             $  4,462
  Liabilities                                     -               (3,861)
  Preferred stock received                        -               (1,678)
  Gain on sale of subsidiary                      -                  804
                                              --------          --------
            Subsidiary cash                   $   -             $   (273)
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



  RESIDENTIAL RETIREMENT AND ASSISTED LIVING
  ------------------------------------------

  During the past four years a basic strategy of Medical Resource was to acquire retirement, nursing and other healthcare facilities with the intention of improving the physical structure, occupancy and management efficiency of those facilities. Eventually the facilities would be sold to generate profits and provide working capital to grow the Company and increase stockholders' equity.

  The Company began development of a focused full service residential retirement and assisted living strategy in 1994. Medical Resource believes the overall demand for alternative lifestyles for the elderly is rapidly increasing. Providing a residential lifestyle, maximizing choices and independence while enhancing the quality of life of a growing segment of elderly, upscale consumers, particularly the frail elderly, is a "growth" industry. Medical Resource has discussed affiliations and joint ventures with several companies involved in the full service residential retirement and assisted living industry. The Company is investigating markets and development sites in several states with a view toward designing and building a chain of proprietary assisted living centers. The Company will manage some facilities and may employ third party managers in others.

  In August 1995 the Company began construction of a 48 unit, 96 bed assisted living center in Denison, Texas. It is anticipated that this design will be the basic model for future facilities to be built. The Company has contracts to purchase land in Sherman, Texas and Muskogee, Oklahoma. It is anticipated that construction on these sites will begin in the fall of 1995. The Company has pending contracts on four other sites in the southeastern United States.

  MOBILITY ASSISTANCE SERVICES
  ----------------------------

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

  Odyssey currently provides its products to 25 theme parks and zoos including SeaWorld, Disney World, The San Diego Zoo, Busch Gardens and the State Fair of Texas, among others. The products are supplied either under a lease agreement or by a concession contract in which Odyssey shares the revenue on an agreed upon basis. Under certain agreements, Odyssey supplies all personnel and equipment. The theme park business of Odyssey is highly seasonal. Approximately 50% of its volume occurs during the summer months when children are not in school and families take vacations in greater numbers.

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



  EQUIVEST INC.
  -------------

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

  As of June 30, 1995, EquiVest owned three retail shopping centers located in Georgia. The aggregate value of the three centers in accordance with generally accepted accounting principles was $3,175,000.

  LIQUIDITY AND CAPITAL RESOURCES
  -------------------------------

  At June 30, 1995 current assets exceeded current liabilities by $11,668,000. During this quarter the Company continued its program of selling its non-strategic assets and using the proceeds to acquire additional businesses and invest in existing operations.

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

  In May 1995, EquiVest Inc. sold a shopping center in Florida for $750,000. The proceeds included $600,000 in cash and a mortgage note for $150,000. The note is due May 24, 2000 and bears interest in rates varying from 8 1/4 to 12 1/4%.

  The board of directors of the Company has authorized management to re-purchase up to 1,500,000 shares of the Company's common stock at such prices and times as management deems appropriate. During the first two quarters of 1995, the Company has purchased 1,051,000 and 111,000 shares respectively of its common stock.

  In June 1995 the Company redeemed it's outstanding Series "A" preferred stock for $1,085,000. The preferred stock had a dividend rate of 12%.

  Odyssey, on a lease or concession basis provides ECVs, wheelchairs and children's strollers to amusement parks, zoos, and other attractions where these products are used by the public. In addition, Aviation leases and maintains wheelchairs for the airline industry for use in airports. Odyssey and Aviation acquire their products either by producing them or purchasing them from third parties. These subsidiaries currently have a sufficient inventory of equipment to service their existing contracts. The Company anticipates any capital expenditures during 1995 will be funded by a combination of internal working capital and credit extended by suppliers.

  The Company is embarking on it's plan to build and operate assisted living facilities. If necessary, the Company could fulfill it's existing commitments through the use of existing capital; however, the Company anticipates it will finance the facilities. The Company is currently negotiating with a number of potential lenders.

  RESULTS OF OPERATIONS
  ---------------------

  Three and six month period ended June 30, 1995 compared to three and six month
  ------------------------------------------------------------------------------
  period ended June 30, 1994.
  ---------------------------

  Net earnings for the three and six month period ended June 30, 1995 were $351,000 and $3,457,000 respectively as compared to $203,000 and $1,601,000 respectively.


  Mobility Products
  -----------------

  Revenue from Odyssey and Aviation were $574,000 and $887,000 for the three and six months ended June 30, 1995 as compared to $514,000 and $783,000 for the three and six months ended June 30, 1994. Expenses associated with Odyssey and Aviation were $498,000 and $832,000 for the three and six months ended June 30, 1995 as compared to $346,000 and $626,000 for the three and six months ended June 30, 1994. During the first quarter of 1994 the Company was selling ECV's through the use of distributors. Sales for the three and six months ended June 30, 1994 were $57,000 and $134,000 and cost of sales were $72,000 and $192,000 for the three and six months ended June 30, 1994.

  The Company's theme park operation is highly seasonal. The substantial portion of the Company's revenue occurs in the warm weather months when children are no longer in school and families take vacation. Revenue is comparable for the three and six month periods ended June 30, 1995 and 1994. Expenses, due to the start up costs for acquisitions of new parks in 1995, reflect an increase for the three and six month periods ended June 30, 1995 over comparable periods in 1994. Revenue from these new acquisitions will be realized in summer months.


  Long Term Care Facilities
  -------------------------

  The Company sold "The Fountainview" on January 28, 1995 and recorded a gain of $5,149,000. During the month of January "The Fountainview" generated revenue of $552,000 and operating expenses of $318,000. For the three and six months ended June 30, 1994 the Company owned both The Fountainview and Rivermont Retirement Center, a facility which was sold in December 1994. The revenue and expenses reflected in long term care for 1994 reflect the operations of both The Fountainview and Rivermont for the entire three and six month periods.



  Real Estate Operations
  ----------------------

  Revenue from real estate operations were $177,000 and $372,000 for the three and six months ended June 30, 1995 as compared to $407,000 and $1,599,000 for the comparable periods in 1994. Costs of operating these properties were $90,000 and $187,000 for the three and six months ended June 30, 1995 as compared to $482,000 and $1,255,000 for the comparable periods in the prior year. Real estate operations reflect the revenue and expenses from the EquiVest properties. When the Company acquired EquiVest, it was the stated intention to sell the acquired assets. The reduced level of revenue and expenses for EquiVest reflects the ongoing sale of those properties.

  GAIN ON SALE OF ASSETS
  ----------------------

  Gain on sales of assets were $756,000 and $5,905,000 for the three and six months ended June 30, 1995 as compared to $135,000 and $2,899,000 for comparable periods in 1994. In April 1995 EquiVest sold a shopping center in Florida for $750,000 and reported a gain of $102,000. In June 1995 the Company sold it's economic interest in a legal claim with respect to Wespac Investors Trust III (see part 2 Item 1 - Newbeach Partners vs. Medical Resource Companies of America). The sales price was $1,085,000 and the Company recorded a gain of $654,000. Separately, the Company acquired in a private transaction 49% of the outstanding common stock of Wespac Investors Trust III. The Company immediately sold it's economic interest in that stock at no gain or loss.

  During January 1995 the Company sold the Fountainview and recorded a gain of $5,149,000.


  Interest Income and Expense
  ---------------------------

  Interest and dividend income were $390,000 and $583,000 for the three and six months in periods ended June 30, 1995 as compared to $129,000 and $220,000 for the comparable periods in 1994. Interest expense was $29,000 and $150,000 for the three and six months ended June 30, 1995 as compared to $707,000 and $1,613,000 for comparable periods in 1994.

  Throughout 1994 and the six months ended June 30, 1995 the Company disposed of assets not essential to its long range healthcare strategy. The proceeds from those sales were used to reduce debt and increase working capital. The increase in interest income is the result of having more working capital to invest. The decrease in interest expense is due to the reduction in debt due both to the payoff of mortgages when real estate assets were sold and the reduction of corporate debt when the proceeds from the sale of assets were used to pay off that debt.


  Discontinued Operations
  -----------------------

  In 1994 management concluded that operations of skilled medical care facilities such as nursing homes and eating disorder clinics were not in the best interest of the Company. During 1994 the Company sold all operations associated with those businesses. The earnings from discontinued operations for 1994 of $98,000 and $52,000 for the three and six months ended June 30, 1994 represents the earnings from operations net of income taxes for those businesses for the three and six month periods ended June 30, 1994.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

Newbeach Partners vs. Medical Resource Companies of America
- -----------------------------------------------------------

In May, 1986, Newbeach Partners filed a complaint against the Company, its trustees and certain of its officers, alleging that the defendants had violated the provisions of a lease for office space. The lawsuit involved a series of complaints and cross complaints. The principal legal issues were adjudicated by the courts and settled in 1991. The remaining two matters were the Pincourt suit against the Company and Wespac Investors Trust III (WIT III) and the Company's suit against WIT III. Mr. Pincourt, a former trustee of both the Company and WIT III, was a defendant in the original lawsuit. Mr. Pincourt brought an action against the Company and WIT III to recover the legal fees and expenses he incurred in the course of his defense. In the second matter, the Company brought an action against WIT III, which had entered into an agreement in 1985 to indemnify the Company for any losses it incurred in this matter.

On October 18, 1993, a trial was held to adjudicate the above mentioned matters. As a result of that trial, Mr. Pincourt was awarded a judgment of approximately $216,000 plus interest, expenses and attorneys fees of approximately $162,000. Mr. Pincourt was allowed by the court to pursue his action against either the Company or WIT III. With respect to its lawsuit, the Company was awarded approximately $400,000 for amounts it had incurred in this matter over the past eight years. In addition, the court indicated that should Mr. Pincourt ultimately receive his judgment from the Company, then the Company could pursue WIT III for any additional amount paid to Mr. Pincourt.

The Company has subsequently entered into an agreement to pay Mr. Pincourt over a 24 month period. As of June 30, 1995 the Company has made 16 payments. The remaining eight payments aggregate $143,570.

When the Company began vigorously pursuing its judgment, WIT III filed for bankruptcy under Chapter 11. The Company is a significant judgment creditor of WIT III and has been continuing to pursue its claim. In June 1995 the Company sold it's economic rights to it's claims against WIT III for $1,085,000. The Company continues to pay Mr. Pincourt.


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The annual meeting of the stockholders of the Company was held at the offices of the Company on May 24, 1995. At the meeting, the shareholders elected four persons to the Company's Board of Directors. James R. Gilley, Gene S. Bertcher, W. Michael Gilley and Paul G. Chrysson were elected to the Board for terms expiring at the 1998 annual meeting. Votes received for each director were as follows:

- ---------------------------------------------------


       James R. Gilley         -           13,254,739
       Gene S. Bertcher        -           13,255,132
       W. Michael Gilley       -           13,255,077
       Paul G. Chrysson        -           13,250,992

Other directors include Michael E. McMurray, Robert L. Griffis, and Matthew
G. Gallins whose terms expire at the 1996 annual meeting and Richards D. Barger, Steven R. Hague and Don C. Benton whose terms expire at the 1997 annual meeting.

The only other matter considered was the approval of Grant Thornton as the Company's independent accountants for the 1995 fiscal year. Their appointment was approved by a vote of 13,243,767 votes for, 4044 votes against, and 16,202 votes abstained.



ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

There were no Exhibits and reports on Form 8-K filed by the Company during the quarter ended June 30, 1995.

                MEDICAL RESOURCE COMPANIES OF AMERICA


                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.




                               MEDICAL RESOURCE COMPANIES OF AMERICA



Date:  August 10, 1995         By:  Gene S. Bertcher
                                   --------------------------
                                   Executive Vice President
                                   Chief Financial Officer