Form 10QSB
period 1995-09-30
MEDICAL RESOURCE COMPANIES OF AMERICA
filed 1995-11-02
CIK 105744

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
     (Mark One)

     ( X )  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the period ended September 30, 1995

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

At October 31, 1995, the issuer had outstanding 17,522,000 shares of par value $.01 common stock.

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

These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

                     Medical Resource Companies of America
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)

                                             September 30,   December 31,
                                                  1995           1994
                                             --------------  ------------
                                              (Unaudited)
  ASSETS

CURRENT ASSETS
 Cash                                              $10,567        $ 8,376
 Accounts receivable - trade, less
   allowance of $191 in 1995 and
   $630 in 1994                                        884          2,079
 Loans receivable                                    1,190              -
 Inventories                                           342            370
 Deferred income tax benefit                            33          2,185
 Real estate under contract of sale                      -         14,889
 Due from affiliates                                   181            185
 Other current assets                                1,167          1,274
                                                   -------        -------
  Total current assets                              14,364         29,358

REAL ESTATE                                          3,158          3,204

INVESTMENT IN SECURITIES, AT COST                    1,780          1,678

MORTGAGE NOTES RECEIVABLE                            6,870          6,700

PROPERTY, PLANT AND EQUIPMENT, AT COST
 Land                                                  100            100
 Buildings and improvements                            767            767
 Construction-in-progress                              122              -
 Equipment and furnishings                             398            388
 Rental equipment                                    1,901          1,663
                                                   -------        -------
                                                     3,288          2,918
  Less accumulated depreciation                      1,317            993
                                                   -------        -------
                                                     1,971          1,925


OTHER ASSETS
 Excess of cost of purchased companies
   over net assets acquired, net of
   accumulated amortization of $493 and
   $426 in 1995 and 1994, respectively               1,281          1,347
 Patents, net of accumulated amortization
   of $287 and $249 in 1995 and 1994,
   respectively                                        560            598
 Other                                                 192            414
                                                   -------        -------
                                                     2,033          2,359
                                                   -------        -------
                                                   $30,176        $45,224
                                                   =======        =======


                     Medical Resource Companies of America
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)

                                               September 30,   December 31,
                                                    1995           1994
                                               --------------  ------------
                                                (Unaudited)

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Note payable                                        $     -       $  5,022
 Current maturities of long-term
   debt                                                   71            379
 Long-term debt collateralized by
   properties under contract of sale                       -          8,933
 Accounts payable - trade                                630          1,319
 Accrued expenses                                      1,355          1,755
 Other current liabilities                               107          1,479
                                                     -------       --------
  Total current liabilities                            2,163         18,887

LONG-TERM DEBT                                           904          1,110

DEFERRED GAIN                                          3,083          3,083

STOCKHOLDERS' EQUITY
 Series A cumulative preferred stock,
   $.10 par value; liquidation value of
   $1,085 in 1994; authorized, 10,000
   shares; issued and outstanding 1,085
   shares in 1994                                          -            108
 Series B cumulative convertible preferred
   stock, $.10 par value; liquidation
   value of $1,330 and $1,351 in 1995 and
   1994,respectively; authorized, 100
   shares; issued and outstanding, 13 and
   14 shares in 1995 and 1994, respectively                1              1
 Series C cumulative convertible preferred
   stock, $.10 par value; liquidation
   value of $2,000; authorized, issued and
   outstanding, 20 shares                                  2              2
 Common stock, $.01 par value; authorized,
   100,000 shares; issued, 17,581 and
   18,542 shares in 1995 and 1994,
   respectively                                          188            185
 Additional paid-in capital                           34,361         36,442
 Accumulated deficit                                  (8,088)       (12,156)
                                                     -------       --------
                                                      26,464         24,582
   Less stock purchase notes receivable               (2,438)        (2,438)
                                                     -------       --------
                                                      24,026         22,144
                                                     -------       --------
                                                     $30,176       $ 45,224
                                                     =======       ========

                     Medical Resource Companies of America
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (Amounts in thousands, except per share data)

                                    For the Three               For the Nine
                                  Month Period Ended         Month Period Ended
                                     September 30,              September 30,
                                   1995       1994          1995        1994
                                  ------     ------        ------      ------
                                      (Unaudited)                (Unaudited)

Revenue
 Sales and rentals of mobility
   products                         $  772   $   727        $ 1,659    $ 1,645
 Long-term care facilities
   operating revenue                     -     1,944            552      5,977
 Real estate operations                149       245            521      1,844
 Gain on sales of assets             1,138       850          7,043      3,749
 Interest and dividends                383       154            966        374
 Other                                   5         -             14          -
                                    ------    ------        -------    -------
                                     2,447     3,920         10,755     13,589
                                    ------    ------        -------    -------

Expenses
 Cost of mobility products sales
   and rentals                         443       385          1,275      1,204
 Long-term care facilities
   operating expenses                    -     1,264            318      3,817
   Real estate operations               83       149            270      1,404
 General and administrative            788     1,030          2,371      2,916
 Interest                               29       677            179      2,290
                                    ------    ------        -------    -------
                                     1,343     3,505          4,413     11,631
                                    ------    ------        -------    -------
    Earnings from continuing
     operations before
     income taxes                    1,104       415          6,342      1,958


Income tax expense                     371       141          2,152        666
                                    ------    ------        -------     ------

    Earnings from continuing
     operations                        733       274          4,190      1,292

Discontinued operations
 Earnings from operations,
  net of income taxes                    -        81              -        135
 Gain on disposal,
  net of income taxes                    -         -              -        530
                                    ------    ------        -------    -------

      NET EARNINGS                     733       355          4,190      1,957

Preferred stock dividend
  requirement                           48        73            176        254
                                    -------   ------        -------    -------

Earnings allocable to common
  shareholders                      $   685   $  282        $ 4,014    $ 1,703
                                    =======   ======        =======    =======

                     Medical Resource Companies of America
                CONSOLIDATED STATEMENTS OF EARNINGS - CONTINUED
                 (Amounts in thousands, except per share data)

                                     For the Three          For the Nine
                                   Month Period Ended    Month Period Ended
                                     September 30,          September 30,
                                     1995      1994        1995      1994
                                   --------  --------    -------   --------
                                       (Unaudited)           (Unaudited)


Earnings per share
     Continuing operations          $   .04    $  .01    $   .23    $   .06
     Net earnings                   $   .04    $  .01    $   .23    $   .09


Weighted average number of common
  and equivalent shares outstanding  17,448    18,395     17,755     18,395

                     Medical Resource Companies of America
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                   For The Nine
                                               Month Period Ended
                                           September 30,   September 30,
                                                1995            1994
                                           -------------   -------------
                                             (Unaudited)     (Unaudited)

Cash flows from operating activities
  Net earnings                                 $ 4,190         $ 1,957
  Adjustments to reconcile net
   earnings to net cash used in
   operating activities
     Depreciation and amortization                 528           1,393
     Gain on sales of assets                    (7,043)         (2,739)
     Gain on sale of subsidiary                      -            (804)
  Recognition of deferred gain                       -          (1,010)
  Changes in operating assets
    and liabilities
      Due from/to affiliates                         4            (175)
      Accounts receivable                        1,195            (469)
      Refundable income taxes                        -             945
      Deferred tax benefit                       2,152             877
      Inventories                                   28             186
      Other current and noncurrent
        assets                                     760          (2,317)
      Accounts payable and other
        liabilities                             (2,461)           (163)
                                               -------         -------

          Total adjustments                     (4,837)         (4,276)
                                               -------         -------

          Net cash used in operating
            activities                            (647)         (2,319)

 Cash flows from investing activities
   Proceeds from sales of assets, net           21,197          25,141
   Additions to loans receivable                (5,788)              -
   Repayments of loans receivable                4,599               -
   Additions to real estate                        (33)           (458)
   Purchase of property and equipment             (377)           (832)
   Sale of subsidiary                                -            (273)
                                               -------         -------
             Net cash provided by
             investing activities               19,598          23,578

                     Medical Resource Companies of America
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Amounts in thousands)

                                                   For The Nine
                                                 Month Period Ended
                                           September 30,     September 30,
                                                1995               1994
                                              ---------         ----------
                                             (Unaudited)       (Unaudited)


Cash flows from financing activities
  Proceeds from borrowings
  Affiliates                                 $       -         $  1,000
  Other                                              -            2,752
  Payments on debt                             (14,252)         (20,180)
  Dividends on preferred stock                    (122)            (130)
  Retirement of preferred stock                 (1,085)               -
  Purchase of treasury stock                    (1,301)               -
  Repurchase of stock options                        -             (178)
                                              --------         --------

         Net cash used in
           financing activities                (16,760)         (16,736)
                                              --------         --------

         NET INCREASE IN CASH                    2,191            4,523

Cash at beginning of period                      8,376            1,083
                                              --------         --------

Cash at end of period                        $  10,567         $  5,606
                                             =========         ========



Supplemental information on noncash investing and financing activities is as follows:


Sale of subsidiary
  Noncash assets                             $       -          $  4,462
  Liabilities                                        -            (3,861)
  Preferred stock received                           -            (1,678)
  Gain on sale of subsidiary                         -               804
                                             ---------          --------
          Subsidiary cash                    $       -          $   (273)
                                             =========          ========

Conversion of subordinated debenture
  Debt retired                                (200,000)
  Common stock issued                          200,000


ITEM 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         ------------------------------------

Medical Resource Companies of America and its subsidiaries ("Medical Resource" or the "Company") is currently focusing its primary efforts on developing and managing facilities which will provide full service residential retirement and personal assistance with the Activities of Daily Living (ADLs) as needed for the elderly. The Company also provides mobility assistance services for all ages in tourist attractions and airports. Medical Resource's services are provided through a number of subsidiaries comprising two divisions: residential retirement care and mobility assistance services. Through its subsidiary, EquiVest Inc., the Company also owns commercial real estate investments.

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

In August 1995 the Company began construction of a 48 unit, 96 bed assisted living center in Denison, Texas. It is anticipated that this design will be the basic model for future facilities to be built. The Company also has a facility under construction in Muskogee, Ok. The Company currently has four sites under contract in the state of Texas. The Company is also investigating sites in other markets in the state of Texas and in other states.

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

Odyssey currently provides its products to theme parks and zoos including SeaWorld, Disney World, The San Diego Zoo, Busch Gardens and the State Fair of Texas, among others. The products are supplied either under a lease agreement or by a concession contract in which Odyssey shares the revenue on an agreed upon basis. Under certain agreements, Odyssey supplies all personnel and equipment. The theme park business of Odyssey is highly seasonal. Approximately 50% of its volume occurs during the summer months when children are not in school and families take vacations in greater numbers.

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

As of September 30, 1995, EquiVest owned three retail shopping centers located in Georgia. The aggregate value of the three centers in accordance with generally accepted accounting principles was $3,158,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1995 current assets exceeded current liabilities by $12,201,000. During 1995 the Company continued its program of selling its non-strategic assets and using the proceeds to acquire additional businesses and invest in existing operations.

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

In June 1995 the Company sold it's economic interest in a legal claim with respect to Wespac Investors Trust III. The Company received proceeds of $1,085,000. The Company utilized the proceeds to redeem it's outstanding Series "A" preferred stock for $1,085,000. The preferred stock had a dividend rate of 12%.

As part of a larger transaction that occurred in 1992, the Company received the rights to receive interest on certain escrow funds in the year 2028. At the time of the transaction, for accounting purposes, the Company placed no value on that right. In August 1995 the Company sold it's rights to the future interest for $1,138,000 in cash.

The board of directors of the Company has authorized management to re-purchase up to 1,500,000 shares of the Company's common stock at such prices and times as management deems appropriate. During the first two quarters of 1995, the Company has purchased 1,051,000 and 111,000 shares respectively of its common stock. In October 1995 the Company purchased an additional 60,000 shares of its common stock.

Odyssey, on a lease or concession basis provides ECVs, wheelchairs and children's strollers to amusement parks, zoos, and other attractions where these products are used by the public. In addition, Aviation leases and maintains wheelchairs for the airline industry for use in airports. Odyssey and Aviation acquire their products either by producing them or purchasing them from third parties. These subsidiaries currently have a sufficient inventory of equipment to service their existing contracts. The Company anticipates any capital expenditures will be funded by a combination of internal working capital and credit extended by suppliers.

The Company is embarking on it's plan to build and operate assisted living facilities. If necessary, the Company could fulfill it's existing commitments through the use of existing capital; however, the Company anticipates it will finance the facilities. The Company is currently negotiating with a number of potential lenders.

RESULTS OF OPERATIONS
---------------------

Three and nine month period ended September 30, 1995 compared to three and nine month period ended September 30, 1994.

Net earnings for the three and nine month period ended September 30, 1995 were $733,000 and $4,190,000 respectively as compared to $355,000 and $1,957,000 respectively.


Mobility Products
-----------------

Revenue from Odyssey and Aviation were $772,000 and $1,659,000 for the three and nine months ended September 30, 1995 as compared to $727,000 and $1,645,000 for the three and nine months ended September 30, 1994. Expenses associated with Odyssey and Aviation were $443,000 and $1,275,000 for the three and nine months ended September 30, 1995 as compared to $385,000 and $1,204,000 for the three and nine months ended September 30, 1994. During the first quarter of 1994 the Company was selling ECV's through the use of distributors. Sales for the three and nine months ended September 30, 1994 were $23,000 and $157,000 and cost of sales were $68,000 and $248,000 for the three and nine months ended September 30, 1994.

The Company's theme park operation is highly seasonal. The substantial portion of the Company's revenue occurs in the warm weather months when children are no longer in school and families take vacation. Revenue is comparable for the three and nine month periods ended September 30, 1995 and 1994. The increase in expenses between 1995 and 1994 is due to an increase in insurance costs.

Long Term Care Facilities
-------------------------

The Company sold "The Fountainview" on January 28, 1995 and recorded a gain of $5,149,000. During the month of January "The Fountainview" generated revenue of $552,000 and operating expenses of $318,000. For the three and nine months ended September 30, 1994 the Company owned both The Fountainview and Rivermont Retirement Center, a facility which was sold in December 1994. The revenue and expenses reflected in long term care for 1994 reflect the operations of both The Fountainview and Rivermont for the entire three and nine month periods.


Real Estate Operations
----------------------

Revenue from real estate operations were $149,000 and $521,000 for the three and nine months ended September 30, 1995 as compared to $245,000 and $1,844,000 for the comparable periods in 1994. Costs of operating these properties were $83,000 and $270,000 for the three and nine months ended September 30, 1995 as compared to $149,000 and $1,404,000 for the comparable periods in the prior year. Real estate operations reflect the revenue and expenses from the EquiVest properties. When the Company acquired EquiVest, it was the stated intention to sell the acquired assets. The reduced level of revenue and expenses for EquiVest reflects the ongoing sale of those properties.

GAIN ON SALE OF ASSETS
----------------------

Gain on sales of assets were $1,138,000 and $7,043,000 for the three and nine months ended September 30, 1995 as compared to $850,000 and $3,749,000 for comparable periods in 1994.

As part of a larger transaction that occurred in 1992 the Company received the rights to receive interest on certain escrow funds in the year 2028. At the time of the transaction, for accounting purposes, the Company placed no value on that right. In August 1995 the Company sold it's rights to the future interest for over $1,138,000 in cash.

In June 1995 the Company sold it's economic interest in a legal claim with respect to Wespac Investors Trust III. The sales price was $1,085,000 and the Company recorded a gain of $654,000. Separately, the Company acquired in a private transaction 49% of the outstanding common stock of Wespac Investors Trust III. The Company immediately sold it's economic interest in that stock at no gain or loss.

In April 1995 EquiVest sold a shopping center in Florida for $750,000 and reported a gain of $102,000.

During January 1995 the Company sold the Fountainview and recorded a gain of $5,149,000.


General and Administrative Expenses
-----------------------------------

General and administrative expenses were $788,000 and $2,371,000 for the three and nine months ended September 30, 1995 as compared to $1,030,000 and $2,916,000 for the comparable periods in 1994. The change is due principally to the reduction of expenses related to the operations which the Company disposed of.


Interest Income and Expense
---------------------------

Interest and dividend income were $383,000 and $966,000 for the three and nine month periods ended September 30, 1995 as compared to $154,000 and $374,000 for the comparable periods in 1994. Interest expense was $29,000 and $179,000 for the three and nine months ended September 30, 1995 as compared to $677,000 and $2,290,000 for comparable periods in 1994.

Throughout 1994 and the nine months ended September 30, 1995 the Company disposed of assets not essential to its long range healthcare strategy. The proceeds from those sales were used to reduce debt and increase working capital. The increase in interest income is the result of having more working capital to invest. The decrease in interest expense is due to the reduction in debt due both to the payoff of mortgages when real estate assets were sold and the reduction of corporate debt when the proceeds from the sale of assets were used to pay off that debt.

Discontinued Operations
-----------------------

In 1994 management concluded that operations of skilled medical care facilities such as nursing homes and eating disorder clinics were not in the best interest of the Company. During 1994 the Company sold all operations associated with those businesses. The earnings from discontinued operations for 1994 of $81,000 and $135,000 for the three and nine months ended September 30, 1994 represents the earnings from operations net of income taxes for those businesses for the three and nine month periods ended September 30, 1994.

PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

There were no Exhibits and reports on Form 8-K filed by the Company during the quarter ended September 30, 1995.

                    MEDICAL RESOURCE COMPANIES OF AMERICA


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.




                            MEDICAL RESOURCE COMPANIES OF AMERICA



Date:  October 27, 1995           By:  Gene S. Bertcher
                                     --------------------------
                                  Executive Vice President
                                  Chief Financial Officer