Form 10-K
period 1995-12-31
MEDICAL RESOURCE COMPANIES OF AMERICA
filed 1996-04-12
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
           For the transition period from ____________ to ___________

                          Commission file number 0-8187
                             GREENBRIAR CORPORATION
                (Formerly Medical Resource Companies of America)
                 (Name of Small Business Issuer in its charter)

         Nevada                                         75-2399477
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

           4265 Kellway Circle, Addison, Texas              75244
         (Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code:  (214) 407-8400

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
         Title of Each Class                       on Which Registered
         -------------------                       -------------------
     Common Stock, $.01 par value                American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
         NO [ ]                                      YES [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were:  $ 9,710,000

The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the closing sales price on March 26, 1996, was approximately $14,200,000.

At March 26, 1996, the issuer had outstanding approximately 3,440,000 shares of par value $.01 common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the definitive Proxy Statement for the registrant's Annual Meeting of Stockholders scheduled to be held on May 24, 1996.

Transitional Small Business Disclosure Format (check one):
                  Yes [ ]           No [X]

                                TABLE OF CONTENTS

                                     PART I


ITEM 1:  DESCRIPTION OF BUSINESS...............................................1
         General  .............................................................1
         The Assisted Living Industry..........................................1
               Competition.....................................................3
               Regulation......................................................4
         Development By the Company............................................5
         Acquisition of Wedgwood Retirement Inns, Inc..........................5
               Assisted Living Services........................................6
               Alzheimer's and Special Care Services...........................6
               Congregate Care Services........................................6
               Residence Summary...............................................7
               Residence Description...........................................8
               Development Summary.............................................9
               Operations......................................................9
               Regulatory Compliance..........................................10
               Consideration..................................................10
               Additional Agreements..........................................10
               Corporate Offices..............................................11
         Company Employees....................................................11
         Sale of Mobility Assistance Subsidiaries.............................11
         Environmental Matters................................................11

ITEM 2:  DESCRIPTION OF PROPERTY..............................................12

ITEM 3:  LEGAL PROCEEDINGS....................................................12
         Southern Care Corporation vs. CareAmerica and
           Medical Resource Companies of America..............................12
         Sunrise Healthcare Corporation vs. CareAmerica, Inc..................12

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................13

                                     PART II

ITEM 5:  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS............................................................13

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION.................................14
         Liquidity and Capital Resources......................................14
         Results of Operations................................................15
               Fiscal 1995 As Compared to Fiscal 1994.........................15
               Fiscal 1994 As Compared to Fiscal 1993.........................16

ITEM 7:  FINANCIAL STATEMENTS.................................................17

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................................17


                                    PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT*........18

ITEM 10: EXECUTIVE COMPENSATION*..............................................18

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT*........................................................18

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*......................18

ITEM 13: EXHIBITS, LIST AND REPORTS ON FORM 8-K...............................19


* Incorporated by reference to Proxy Statement.

                                     PART I


ITEM 1: DESCRIPTION OF BUSINESS

General

On March 27, 1996, the Company changed its name from Medical Resource Companies of America to Greenbriar Corporation ("Greenbriar" or "the Company"). Greenbriar provides full service residential housing and personal assistance with the activities of daily living, as needed, for the elderly. Originally founded in 1974 as a real estate investment trust organized in California, in May 1991 the Company transferred all its assets to a Nevada corporation bearing the same name in order to continue operations in a more conventional incorporated form. Its primary focus was on residential retirement and healthcare services and products for the elderly and mobility impaired.

From 1991 until 1994, the Company acquired retirement, nursing and other healthcare facilities, as well as commercial real estate, with the intention of improving the physical structure, occupancy and efficiency of those facilities. Eventually the facilities were resold to generate profits and provide working capital to grow the Company and increase stockholders' equity. The Company also acquired several companies that manufactured and sold or leased mobility assistance equipment to individuals, airlines and tourist attractions.

During 1994, 1995 and early 1996, the Company disposed of its nursing homes and retirement center properties, most of its commercial real estate and its mobility companies and changed its business focus to meeting the full service residential retirement and assisted living needs of the elderly.

The Company began development of a focused full service residential retirement and assisted living strategy in 1994. The Company believes the overall demand for alternative lifestyles for the elderly is rapidly increasing. Providing a residential lifestyle and maximizing choices and independence while enhancing the quality of life of a growing segment of elderly, upscale consumers, particularly the frail elderly, is an industry believed to possess the potential for significant growth.

The Company has decided to enter the assisted living market by designing and building a proprietary chain of assisted living centers and by acquiring existing companies that already have residences in operation. The Company owns, leases, operates and manages 17 residences with 1,290 units. Another 16 residences, with 947 units, are under construction or in development.


The Assisted Living Industry

The assisted living segment of the long term care industry is growing rapidly. There are three major factors driving this growth. The first is the aging of America. The second is the cost-containment pressure in health care in general and on Medicare and Medicaid in particular. The third is a change in lifestyles. The traditional care giver, the homemaker, is now primarily a co-breadwinner and unable to provide in-home care for aging parents, leading the child and the parent to prefer the assisted living lifestyle for long term care.

The Company's demographic research shows that each day, 5,000 people turn 65. From 1981 to 1994, the number of people in the United States age 65 and older increased by more than 25% from 26.2 million to 33.2 million. The 85+ age group is the fastest growing segment of the population. Over four million people in the U.S. will be 85 or older in the year 2000.

The average age of a typical resident in an assisted living residence is rapidly approaching 85. According to the Agency for Health Policy and Research, almost 60% of the people over 85 need help with one or more of the activities of daily living ("ADLs") such as walking or bathing and instrumental activities of daily living ("IADLs") such as paying bills or buying groceries.

Approximately 25% of people over age 85 utilize nursing home services. According to the U.S. Department of Health and Human Services, between 25% and 40% of nursing home patients do not need this level of service and care and would be better served by a less institutional and less costly form of residential care, such as that provided in an assisted living residence.

The Alzheimer's Association estimates that nearly half of those over age 85 have the disease. The Association states that there are approximately 4 million people with Alzheimer's now, and this is expected to rise to 14 million by the middle of the next century. Currently 70% of the people with Alzheimer's are cared for at home by family and friends. Many are also cared for in nursing homes, because there is no other residential alternative available.

The industry has a mixed nomenclature for the services it provides and the residential settings in which its clients - older persons who do not wish to or cannot live alone without some help with ADLs and IADLs - are served. Full Service Retirement Living, Assisted Living, Personal Care Living, Residential Care Living - all are used to describe the industry. The facilities themselves are referred to by many names: residential care facilities, adult congregate living facilities, board and care homes, personal care homes, domiciliary care homes, assisted living residences, and catered living facilities.

According to the industry trade association, the Assisted Living Facilities Association of America ("ALFAA"), there are an estimated 30,000 to 40,000 assisted living facilities housing between 100,000 - 1,000,000 residents. However, when the 'independent retirement center' industry, which has converted many independent units to full service/personal care/assisted living is considered as part of the 'Full Service Residential Retirement with Assistance as needed' industry, the size of the industry may be significantly larger. Further, many facilities calling themselves independent retirement centers utilize home health services to provide a level of service that is essentially the same as assistance with ADLs/IADLs.

The total population over 75, those typically served by this industry, is approximately 14,800,000. Approximately 30% of them need some assistance with ADLs. The terms 'evolving' and 'emerging' are often used to describe this segment of housing and services for the elderly. It is an industry still defining itself, even as the need for its services grows along with the aging of America. The assisted living industry competes for residents with several long term care alternatives, including nursing homes, home health agencies, community based programs, retirement communities and home based retirement services.

Based on extensive research using industry sources, Company management estimates that the assisted living industry's current revenues are $12 billion annually. Management further anticipates revenues will reach $20 billion by the year 2000 and continue to increase until the middle of the next century.

Even though the industry is growing rapidly, it is still primarily a fragmented business with many small providers. The 30 largest companies only operate approximately 2% of the estimated 30,000 assisted living facilities currently in business. Many of the remainder are bed and board residences with less than 10 residents.

It is expected that the industry will become increasingly consolidated in the next few years, and this trend has already begun. However, due to a limited supply of existing facilities, many providers have concentrated on developing proprietary residences, primarily on a regional basis. If industry estimates are correct, the only way to meet the demand is through extensive development of new facilities.

Competition

Although Greenbriar Corporation has been involved with residential retirement and assisted living through its ownership and management of The Fountainview and Rivermont centers, the Company has limited experience and did not own or manage any assisted living facilities on December 31, 1995. However, the Company has a major development program underway in Texas and Oklahoma and recently acquired Wedgwood Retirement Inns, Inc., which has been developing and operating senior residences since 1968.

Extensive competition already exists in the for-profit and not-for-profit sectors. Most of the industry leaders are privately held for-profits and not-for-profits, often affiliated with religious organizations. In the past year and a half, several assisted living operations have successfully gone to the public equity market with initial public offerings.

A growing trend is the entry of regional and national nursing center companies into the industry. Several publicly traded nursing home operators have acquired facilities, converted wings of existing nursing homes and begun major development efforts. Others have announced their intention to enter the assisted living industry. There is also a split in emphasis in the industry with some industry leaders emphasizing a residential 'social' model, more closely aligned with the senior housing industry, and others supporting the 'medical' model, aligned with the nursing center long term care industry. The concept of 'aging in place' is a combination of these models, greatly influenced by the Scandinavian model of providing housing and care for older persons. This concept is emerging as the dominant housing and healthcare paradigm for assisted living residents. Regardless of the operational philosophy being emphasized, many of these organizations, whether they be regional or national operators, are well financed and have significantly greater operating experience than the Company. The Company expects that the assisted living business will become increasingly competitive.

Greenbriar is seeking markets which are not currently served or are under served. The Company is identifying these markets and intends to provide premier services and amenities at a moderate price. It is also providing special care services in a residential setting for those with memory loss and Alzheimer's, the primary cause of memory loss. These residents are not mixed in with other assisted living residents. The Company believes that this combination of target markets and services may improve its ability to compete with non-specialized assisted living residences and nursing homes.

Regulation

Unlike the nursing home industry, assisted living is not highly regulated. However, all 50 states and the District of Columbia have regulations for assisted living residences. The licensing terminology, definitions and requirements vary from state to state. Though regulations and licensing requirements vary, most states generally include requirements relating to such matters as licensure, fire safety, sanitation, staff training, staffing levels and living accommodations (for example, size of room, number of bathrooms, or ventilation).

There are no specific federal regulations for assisted living residences but, as federal and state funding increases, it is likely that more extensive regulation will follow. ALFAA, the industry trade association, has an active program for self-regulation which may reduce the burden of governmental regulation. However, the history of the long term care industry does not support this optimistic view.

Currently, only four states (Kentucky, Missouri, New Jersey and Wyoming) have certificate of need ("CON") requirements for assisted living residences. Of these states, the Company is only actively pursuing markets in Wyoming. If federal and state reimbursements increase and there is overbuilding in the industry, other states may initiate CON regulations. If this occurs, the operators who can grow rapidly in the next few years could have a distinct advantage, inasmuch as this barrier to entry could limit destructive overbuilding and competition, such as occurred in some nursing home markets in the past.

Twelve states have already elected to participate in the Medicaid Home and Community Care Options Act of 1990 ("MHCCOA") and several other states are studying the program. Texas, where Greenbriar is headquartered, is one of these states. Under MHCCOA, states now have the option to use Medicaid funds to support services for low income, frail older persons, in places of residence other than nursing facilities. The program allows the state to amend its Medicaid statutes to use funds in this manner, thus avoiding the repeated process of obtaining a Medicaid waiver. Any facility participating in this payment program must meet all applicable state and federal rules and regulations.

Greenbriar may participate in federal and state reimbursement programs. However, the Company expects the bulk of its revenues to come from private payment. Conversely, if the proposed Medicaid block grants are signed into law, there could be a dramatic increase in revenues from these sources, particularly with double occupancy units. The Company is designing many of the units in the new Greenbriar residences so they can be converted to double occupancy and still provide a quality lifestyle.

The Americans with Disabilities Act ("ADA"), enacted July 26, 1990, has had and will have a major impact on the full service residential retirement and assisted living industry. The facilities developed or acquired by the Company must be in compliance with this act. The Fair Housing Amendments Act of 1988 prohibits discrimination against the handicapped in the sale or rental of a dwelling, or in the provision of services or facilities in connection with such a dwelling. This intensifies the need to be in compliance with the ADA. Regulation of the industry is likely to increase, particularly for those providers accepting Medicaid reimbursements.

Development By the Company

During 1995 the Company concentrated its efforts on identifying potentially successful locations for assisted living residences. In this process, proprietary demographic analysis and psychographic research methods were developed.

The Company determined that it would concentrate its internal development efforts on a 'County Seat America' approach to more readily identify potentially under served markets. The following chart summarizes all the Company's properties currrently under construction and development:


                                                   Anticipated     Anticipated
Location                                   Units     Opening        Ownership
- ---------------------------------------  --------- ------------  ---------------
Under Construction
- ---------------------------------------
Sweetwater Springs  (Lithia Springs, GA)        49     8/96           Leased(2)
The Greenbriar at Denison, TX                   44     5/96           Owned
The Greenbriar at Muskogee, OK                  48     1/97           Owned(1)
Villa de la Rosa  (Roswell, NM)                 93    10/96           Owned(1)

Under Development
- ---------------------------------------
Camelot Assisted Living (Harlingen, TX)         91     1/97           Owned(1)
Camelot Independent (Harlingen, TX)             61  thru 2000         Sold(3)
La Conner Retirement Inn  (La Conner, WA)       59     6/97           Owned
Oak Knoll (Paradise CA)                         99     5/97           Owned
Oak Park (Clermont, FL)                         60     5/97           Owned
The Briarcliff at Texarkana, TX                 44     3/97           Owned
The Briarcliff at Winston-Salem, NC             20     4/97           Owned
The Greenbriar at Brownwood, TX                 44     3/97           Owned
The Greenbriar at Palestine, TX                 44     3/97           Owned
The Greenbriar at Sherman, TX                   44     2/97           Owned
The Greenbriar at Wichita Falls, TX             44     5/97           Owned
Woodmark at Steel Lake (Federal Way, WA)       103     4/97           Owned
                                         ---------
                                  Total        947

(1) Financing committed.
(2) Leased from a real estate investment trust.
(3) Units sold to residents who pay a monthly service fee.


Acquisition of Wedgwood Retirement Inns, Inc.

On March 15, 1996, the Company acquired Wedgwood Retirement Inns, Inc., and related entities and properties ("Wedgwood"), headquartered in Vancouver, Washington. Wedgwood was one of the first builders and management companies in the retirement and assisted living industry.

Wedgwood operates 16 properties, all offering some form of assistance with ADLs or IADLs. Wedgwood also operates a head trauma injury/developmentally disabled special care residence. Wedgwood owns one assisted living residence managed by a third party and leases one assisted living residence managed by a third party.

Assisted Living Services

Assisted living services include many congregate care services and also include a variety of help with ADLs/IADLs or other forms of non-medical assistance available 24 hours a day. These generally are categorized as follows:

Personal Care Services. These services include providing assistance with activities of daily living such as ambulation, bathing, dressing, personal hygiene and grooming.

Supplemental Services. These services include bill paying, banking, personal shopping, transportation coordination, pet care, devotional services and reminder services.

Wellness Services. These are health related services, including assistance with the administration of medication and health monitoring by a nurse, which are provided as permitted by government regulation.

Alzheimer's and Special Care Services

Wedgwood has Alzheimer's special care units in two of its existing residences and is including such units in three of the six residences under construction or development. Alzheimer's care includes all the elements of congregate care and assisted living as needed, with a higher 24 hour staff ratio to provide oversight and activity programs scheduled around the clock. Higher staff levels at all times bring commensurately higher monthly charges.

An Alzheimer's wing is a separate area secured from the rest of the building and includes secured outdoor walking paths. The physical plant is specialized as residents live, typically, in shared sleeping rooms of 350 - 400 square feet. Common areas are enlarged to accommodate wandering and constant small group activities. The units are usually furnished by Wedgwood, as compared to congregate and assisted units where a resident uses their own furnishings. Alzheimer's residents may choose to bring some personal belongings.

Congregate Care Services

Wedgwood operates five congregate care residences providing IADLS that are not licensed for assisted living or Alzheimer's care. Four of these five residences are leased with leases or extensions expiring through 2002. One of the four leased residences is readily convertible to comprehensive assisted living and Wedgwood expects to convert it to assisted living in 1996 if the lease, which expires during 1996, can be renewed on acceptable terms. The cost of conversion is estimated to be less than $25,000.

Residence Summary

The following table summarizes certain information regarding Wedgwood's residences. These residences generally are either owned or leased, managed by Wedgwood or under construction or development. One residence, owned by third parties, is managed by Wedgwood for a fee based on gross revenues. One residence leased by Wedgwood is managed by a third party to whom Wedgwood pays a management fee, also based on gross revenues.


                                                   Date
                                                 Wedgwood
                                                Operations
Location                               Units     Commenced      Ownership
- ------------------------------------ --------- -------------  -------------
Owned or Leased and Managed
- ------------------------------------
Camelot (Harlingen, TX)(5)                 165     9/94         Owned(1)
Crown Pointe (Corona, CA)                  147     1/93         Owned(4)
Liberty Rehab (Ellensburg, WA)              20     7/95         Owned(1)
Lincolnshire (Lincoln City, OR)             64     11/95        Owned(1)
Meadowbrook Place (Baker City, OR)          50     12/92        Owned(1)
Pacific Pointe (King City, OR)(5)          113     1/93         Leased(2)
Rose Garden Estates (Ritzville, WA)         21     11/95        Owned(1)
Summer Hill (Oak Harbor, WA)(5)             59     2/94         Owned(1)
The Terrace (Portland, OR)(5)               69     5/91         Owned(1)
Villa del Rey (Merced, CA)(5)               92     12/79        Leased(2)
Villa del Rey (Napa, CA)(5)                 79     11/94        Leased(2)
Villa del Rey (Roswell, NM)                133     10/87        Leased(3,8)
Villa del Rey (Visalia, CA)(5)              98     12/79        Leased(2)
Villa del Sol (Roswell, NM)                 12     12/95        Owned(1)
Wedgwood Terrace (Lewiston, ID)(5)          50     11/95        Leased(4)
                                     ---------
                            Subtotal     1,172

Managed, Owned by Third Party
- ------------------------------------
Timberhill Place (Corvallis, OR)            60     5/95         Managed

Leased, Managed by Third Party
- ------------------------------------
Neawanna by the Sea (Seaside, OR)           58     10/90        Leased(3,8)
                                     =========
                               Total     1,290

* Please see table footnotes on page 8

On a consolidated basis, all properties managed by Wedgwood for two years or more report approximately 95% occupancy.

                                                   Anticipated     Anticipated
Location                                  Units      Opening        Ownership
- -------------------------------------  ----------- ------------  ---------------
Under Construction
- -------------------------------------
Sweetwater Springs  (Lithia Springs, GA)        49     8/96         Leased(3)
Villa de la Rosa  (Roswell, NM)                 93    10/96         Owned(1)

Under Development
- -------------------------------------
Oak Park (Clermont, FL)                         60     5/97         Owned(6)
Woodmark at Steel Lake (Federal Way, WA)       103     4/97         Owned(6)
Camelot Assisted Living (Harlingen, TX)         91     1/97         Owned(1)
La Conner Retirement Inn  (La Conner, WA)       59     6/97         Owned(6)
Camelot Independent (Harlingen, TX)             61  thru 2000       Sold(7)
Oak Knoll (Paradise CA)                         99     5/97         Owned(6)
                                       ===========
                                Total          615


(1)      Subject to first mortgage.
(2)      Leased from third party individuals or partnership.
(3)      Residence is leased from a Real Estate Investment Trust.
(4)      60% ownership of real estate and lessee.
(5)      Residence was not constructed by Wedgwood.
(6)      Financing not yet committed.
(7)      Units are sold to residents who then pay a monthly service fee.
(8)      49% ownership of lessee.

Residence Description

Wedgwood's residences range in size from 20 to 165 units, range from one to three stories and from 10,000 to 148,000 square feet. Most of the newer residences are 60 to 80 units, two stories and 50,000 to 70,000 square feet. Each residence is designed with a large family room, usually equipped with a fireplace, a spacious open dining area, library, TV room, commercial kitchen, beauty salon and laundry facilities, as well as several indoor and outdoor recreational areas. Units range in size from 350 - 400 square feet for a studio unit, to 550 - 650 square feet for a one bedroom unit and to 750 - 850 square feet for a two bedroom unit. Alzheimer's care units are about the same size as studios. Assisted living units typically include a private bathroom, kitchenette, closets, living and sleeping areas, as well as a lockable door, emergency call system, individual temperature controls, fire alarm and a sprinkler system, among other amenities. Alzheimer's care units contain only sleeping, limited storage and, in some of the units, bathroom areas. They do not have emergency call systems but do have sprinkler and fire alarm systems.

Development Summary

The  following  table  summarizes  certain  information   regarding   residences
constructed and developed by Wedgwood:

                                                                                         Approximate
                                     Date     Construction    Approximate Development/    Cost Per
        Location           Units    Opened   Period (Months)    Construction Costs<F1>      Unit
- ------------------------- -------  -------- ----------------- -------------------------  -----------
Corona, CA                  147       1986         12            $    7,469,000          $   50,800
Roswell, NM                 133      10/88         10                 6,161,000              46,300
Seaside, OR                  58      10/90          9                 3,056,000              52,700
Baker City, OR<F2>           50       5/94          6                 2,344,000              46,900
Lincoln City, OR<F3>         64      11/95         12                 4,145,000              64,800
Ellensburg, WA<F4>           20       7/95          9                 1,362,000              68,100
Ritzville, WA                21      12/95          7                   722,000              43,900

<F1> Includes land construction and service costs, architectural and engineering costs, and furniture, fixtures, and equipment. Excludes construction period interest, development fees, and pre-opening costs.

<F2> Conversion  of 21 units from prior use and  construction  of 29  additional units.

<F3> Includes land and common areas for a phase II expansion of 29 units.

<F4> Land cost was  $256,000  or $12,800  per unit,  for 30 acres of land.  This property is a special care unit for head injury and developmentally disabled persons and its rehabilitative program includes animal husbandry and light farming activities.

In addition, Wedgwood has developed and designed over 3,700 beds of congregate care, assisted living, skilled nursing and psychiatric hospitals for third parties, primarily in the last 15 years.
Wedgwood constructed most of these facilities.

Operations

The day-to-day operations of each residence are managed by an administrator who is responsible for all operations of the residence, including overseeing the quality of care and services, marketing, coordinating social activities, monitoring financial performance and ensuring appropriate maintenance of grounds and building. The administrator is responsible for all personnel, including management, line staff and independent contractors. Line staff consists of personal care, maintenance and kitchen personnel. Most routine personal care health services are provided by nurses or nurse assistants under the supervision of a nurse who are, typically, employed by Wedgwood. Additionally, Wedgwood or the resident may, from time to time, contract for personal care services from third parties. Wedgwood also consults with outside providers, such as pharmacists and dietitians, to assist residents with medication review, menu planning and response to any special dietary needs. Personal care, dietary services, housekeeping and laundry services are performed primarily by line staff who are either part or full-time employees of Wedgwood and who are trained to perform a variety of such services. Most building maintenance services, typically, are performed by part or full-time employees, while elevator, HVAC maintenance and landscaping services, generally, are performed by third party contractors.

Wedgwood's headquarters provides management support services to each of Wedgwood's residences including the development of operational standards, budgets and quality assurance programs and the provision of recruiting, training, and financial and accounting services, such as data processing, accounts payable, billing and payroll services. Corporate personnel and residence administrators collaborate with respect to the establishment of residence goals and strategies, quality assurance oversight, development of Wedgwood policies and procedures, development and implementation of new programs, cash management, human resource management and community development.

Regulatory Compliance

Wedgwood believes that its residences are in compliance with all applicable regulatory requirements. However, in the ordinary course of business, a residence could be cited for deficiencies. In such cases, Wedgwood expects to take appropriate and timely corrective action to eliminate such deficiencies. During the past three years, Wedgwood has not been cited for any such deficiencies which were not properly eliminated on a timely basis.

Medicaid provides insurance for certain financially or medically needy persons, regardless of age, and is funded jointly by federal, state and local governments. However, without a Medicaid Waiver Program, states can use federal Medicaid funds only for long-term nursing facilities. Under the Medicaid Waiver Program, states apply to the Health Care Financing Administration for a waiver to use Medicaid funds to support community-based options for the low income elderly that need long-term care. These waivers permit states to reallocate a portion of Medicaid funding for nursing facility care to other forms of care such as assisted living.

In compliance with the underlying state bond financing, rents at one residence in Oregon must be approved by an agency of the state. Two other residences financed with loans guaranteed by the Department of Housing and Urban Development (HUD) have rents requiring approval by HUD. Wedgwood has not experienced any denials of requested rents or rent increases.

Consideration

As part of the acquisition of Wedgwood, Greenbriar committed to pay or issue 675,000 shares of its Series D preferred stock, 1,912,800 shares of its Series E preferred stock and $425,000 in cash and notes. To assist Greenbriar in its efforts to help make the acquisition tax-free, James R. Gilley and members of his family agreed to contribute a shopping center in North Carolina in exchange for the Greenbriar Series D preferred stock referred to above. The consideration received by James R. Gilley and members of his family, valued at $3,375,000, was based upon an independent appraisal of the North Carolina shopping center. Both classes of stock are unregistered, have no trading market unless converted to common stock, and are entitled to one vote per share on all matters to come before a meeting of stockholders. The Series D preferred stock bears a cumulative quarterly dividend of 9.5% per year. The Series E preferred stock bears no dividend for two years, and it is anticipated that Series E shares will be converted to Greenbriar common stock before that time. With shareholder approval, expected at a shareholders' meeting during 1996, both series of preferred stock will become convertible into unregistered shares of Greenbriar common, with the Series E convertible at 1.2 shares for each share of Greenbriar common stock and Series D convertible at two shares for each share of Greenbriar common stock.

Additional  Agreements

As part of the Wedgwood acquisition, Greenbriar entered into one year employment agreements with Paul Dendy, Mark Hall and Teresa Waldroff. The Company also entered into a three year construction management agreement with Victor L. Lund. As part of the construction management agreement Mr. Lund agrees to oversee the construction of full service retirement and assisted living facilities (four in 1996, approximately six in 1997 and approximately ten in 1998), including those that provide Alzheimer's care. As consideration for performance of his services, Mr. Lund is to receive monthly fees based on the percentage of completion of each of these projects with a total fee of $150,000 for each project successfully completed, less profits from Villa del Rey - Retirement, Ltd. and Neawanna By The Sea Limited Partnership. Greenbriar also obtained an option to acquire Mr. Lund's ownership interests in Villa del Rey - Retirement, Ltd. and Neawanna By The Sea Limited Partnership.

Corporate Offices

Wedgwood's principal executive offices are located at 816 NE 87th Avenue, Vancouver, Washington, where Wedgwood leases approximately 6,000 square feet of office space for $6,194 per month. This lease expires during December 1996.


Company Employees

As of March 15, 1996, the Company employed approximately 345 full time persons and 166 part time persons. The Company employed 35 full time employees in its Corporate offices in Texas and Washington. The balance of the Company's employees work in its various facilities.


Sale of Mobility Assistance Subsidiaries

On February 9, 1996, The Company sold its wholly owned subsidiary American Mobility, Inc. ("AMI") along with AMI's subsidiaries Odyssey Mobility, Inc., Aviation Mobility, Inc. and Alpha Mobility, Inc. to Innovative Health Services, Inc. ("IHS"), a private company. The sales price was $4,300,000, consisting of a $2 million note and $2,300,000 (230,000 shares) of IHS's Class A convertible preferred stock. The Company will record a gain of approximately $930,000 on the sale of AMI. The price and terms of the sale were determined through arms length negotiations between the parties. The $2 million note bears interest at the prime rate plus 1% and is payable quarterly. The note calls for annual principal payments equal to a percentage of IHS's earnings with a final payment due on February 9, 2001. The preferred stock has a cumulative dividend rate of 8% per annum, payable quarterly. The preferred stock has no voting rights unless dividends are in arrears. After three years, under certain circumstances, the Company can convert the preferred stock into IHS common stock, at a price of 75% of the prevailing market price at the time of conversion.


Environmental Matters

The Company and/or Wedgwood have conducted environmental assessments of all of the undeveloped sites and sites currently under construction and believe that the third party owner of the property managed by Wedgwood has conducted such an assessment. These assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on its business, assets or results of operations, nor is the Company aware of any such
environmental  liability.   Wedgwood  has  operated  ten  residences  for  which
environmental assessments have not been conducted for periods ranging from one to 18 years. The Company believes that all residences are in compliance in all material respects with all Federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and it is not otherwise aware, of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its present properties.

ITEM 2: DESCRIPTION OF PROPERTY

Greenbriar's principal office is a 27,500 square feet facility that it owns in Addison, Texas. The facility includes the executive offices of the Company as well as warehouse space. Such facilities are adequate for the foreseeable future.

At December 31, 1995, the Company owned three shopping centers in Georgia. These are the remaining properties from the 1993 acquisition of EquiVest Inc.
("EquiVest"). The Company also owns a shopping center in North Carolina which was acquired as part of the March 15, 1996 acquisition of Wedgwood. It is anticipated that these properties will be sold for amounts that approximates the carrying value of the properties.

The Company owns a 44 unit, 71 bed assisted living and Alzheimer's facility in Denison, Texas which it anticipates will open for operation in May 1996.

For details on the Company's properties acquired through Wedgwood please see page 7.


ITEM 3: LEGAL PROCEEDINGS

Southern Care Corporation vs. CareAmerica and Medical Resource Companies of America

In December 1991 the Company sold four nursing homes in Georgia to Southern Care Corporation. CareAmerica, Inc. ("CareAmerica"), a subsidiary of the Company, entered into a management agreement with Southern Care Corporation for the management of the four homes. Subsequent to 1993, CareAmerica was no longer providing management services to Southern Care Corporation. Southern Care Corporation has filed a lawsuit alleging gross mismanagement against CareAmerica. The lawsuit seeks damages in excess of $1,500,000. In addition, Southern Care Corporation has filed a lawsuit against the Company to cancel the $6,700,000 mortgage note payable to the Company and recover interest payments made in 1992 and 1993. The Company believes it has substantial defenses against all claims and CareAmerica has counterclaims for substantial sums for breach of the management contract.

Sunrise Healthcare Corporation vs. CareAmerica, Inc.

Eldercare Housing Foundation ("Eldercare"), owned a nursing home in Tucson, Arizona and Sunrise Healthcare Corporation ("Sunrise") had a management contract to manage the home. Eldercare subsequently awarded the management contract to CareAmerica, a Company subsidiary. Sunrise (and a related company, Sundance) has filed a lawsuit against CareAmerica, Inc., James Gilley (and his wife) and Terry Wilson (and his wife - Mr. Wilson is a former employee of the Company) alleging, generally, that the defendants interfered with Sunrise's management contract. The Company's bylaws provide indemnification for officers and employees. The plaintiffs claim appears to be for losses in the range of $380,000 plus punitive and treble damages, attorney's fees and costs. In addition to its defenses, CareAmerica has counter claims against Sunrise alleging breach of contract and negligent property management for damages in the amount of $943,000.

The Company has been named as defendant in other lawsuits in the ordinary course of business. Management of the Company is of the opinion that these lawsuits will not have a material effect on the financial condition of the Company.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.


                                     PART II


ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded under the symbol "GBR" and is listed on the American Stock Exchange.

The high and low closing sales prices of the Company's common stock on the American Stock Exchange during the last two fiscal years are set forth below:


                           1995                        1994
                     High        Low           High             Low
First Quarter       8 3/4         5          12 1/2           9 1/16
Second Quarter    10 15/16     5 5/16        11 1/4           8 1/8
Third Quarter      13 7/16     9 1/16        10 5/8           5 5/16
Fourth Quarter     13 7/16     7 3/16        7 13/16          4 3/8

The above prices have been adjusted to reflect a one for five reverse split of the Company's common stock that occurred on December 1, 1995.

The Company has not paid any cash dividends on its common stock. The Board of Directors currently intends to retain earnings for further development of the Company's business and not pay cash dividends on the Company's common stock in the foreseeable future. No dividends can be paid on the Company's common stock if dividends are in arrears on the Company's preferred stock. All dividend payments on preferred stock are current.

The closing price of the Company's common stock on March 26, 1996 was $15.875 per share. As of March 7, 1996, there were 3,887 holders of record of the Company's common stock.


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Liquidity and Capital Resources

At December 31, 1995 the Company had current assets of $10,908,000. Of that amount $7,199,000 was held in cash. Total current liabilities were $893,000. The Company's total long term debt at December 31, 1995 was $901,000, which represents non-recourse debt with respect to two shopping centers owned by the Company. During 1995 the Company continued the program of selling its non-strategic assets and using the proceeds to acquire additional businesses and invest in existing operations.

In January 1995 the Company sold The Fountainview, a retirement center in West Palm Beach, Florida. The net sales proceeds were approximately $18,000,000. The Company used approximately $9,000,000 of the proceeds to repay the mortgage. The balance was used to increase working capital.

In January 1995, the Company used approximately $5,000,000 of its cash to pay off short-term bank debt.

In May 1995, EquiVest Inc. sold a shopping center in Florida for $750,000. The proceeds included $600,000 in cash and a mortgage note for $150,000. The note is due May 24, 2000 and bears interest in rates varying from 8 1/4% to 12 1/4%.

In June 1995, the Company sold its economic interest in a legal claim with respect to Wespac Investors Trust III, an unrelated third party. The Company received proceeds of $1,085,000. The Company used the proceeds to redeem its outstanding Series A preferred stock, which had a dividend rate of 12%.

As part of a larger transaction that occurred in 1992, the Company received the rights to receive interest on certain escrow funds in the year 2028. At the time of the transaction, for accounting purposes, the Company placed no value on that right. In August 1995 the Company sold its rights to that future interest for $1,140,000 in cash.

The Board of Directors of the Company has authorized management to re-purchase up to 300,000 shares of the Company's common stock at such prices and times as management deems appropriate. During 1995 the Company purchased 296,613 shares of its common stock for a total of $2,010,000.

In March 1996, the Company acquired Wedgwood Retirement Inns, Inc. and related entities and properties (see Item 1, page 5). As of December 31, 1995, on a pro forma basis, the Company and Wedgwood have combined assets of $88,278,000, combined liabilities of $46,531,000 and combined stockholders equity of $41,747,000. Greenbriar and Wedgwood combined have sufficient liquidity and capital resources to meet their current obligations.

The Company is continuing its plan of developing and acquiring facilities throughout the United States. If necessary, the Company could complete the facilities under construction through the use of existing capital. However, the Company anticipates it will finance the facilities. The Company is currently negotiating with a number of potential lenders.


Results of Operations

Fiscal 1995 As Compared to Fiscal 1994

The Company reported total revenue of $9,710,000 and net earnings of $5,797,000 or $1.57 per share for the year ended December 31, 1995 compared to total revenue of $15,019,000 and net earnings of $1,788,000 or $.40 per share for the year ended December 31, 1994.

During 1995 the Company continued its program of selling assets that were not essential to its core business (see Item 1: Description of Business on page 1). In January 1996, the Company sold its mobility products subsidiaries. The financial statements reflect the revenue and costs associated with this operation as discontinued operations.

On January 28, 1995 the Company sold what was then its remaining retirement and assisted living facility, The Fountainview, at a gain of $5,149,000. During the month of January 1995, The Fountainview generated revenues of $557,000 and operating expenses of $322,000. During 1994 the Company owned both the Fountainview and Rivermont Retirement Center, a facility which was sold in December 1994. The revenue and expenses reflected in long term care for 1994 reflect the operations for both The Fountainview and Rivermont for the entire year.

Revenue from real estate operations was $666,000 in 1995 as compared to $2,029,000 in 1994. Cost of operating these properties was $337,000 in 1995 as compared to $1,486,000 in 1994. Real estate operations reflect the revenue and expenses from commercial real estate properties which the Company acquired in 1993 through the acquisition of EquiVest Inc. The Company acquired EquiVest with the stated intention of selling the acquired assets. The reduced level of revenue and expense for EquiVest reflects the ongoing sales of EquiVest properties.

Gain on sales of assets for the year ended December 31, 1995 was $7,043,000. This compares to $4,633,000 for the year ended December 31, 1994. The majority of 1995's gain consists of $5,149,000 from the sale of Fountainview.

In April 1995 EquiVest sold a shopping center in Florida for $750,000 and reported a gain of $100,000.

In June 1995 the Company sold its economic interest in a legal claim with respect to Wespac Investors Trust III. The sales price was $1,085,000 and the Company recorded a gain of $654,000. Separately, the Company acquired 49% of the outstanding common stock of Wespac Investors Trust III in a private transaction. The Company immediately sold its economic interest in that stock at no gain or loss.

As part of a larger transaction that occurred in 1992 the Company received the rights to the interest on certain escrow funds in the year 2028. At the time of the transaction, for accounting purposes, the Company placed no value on that right. In August 1995 the Company sold its rights to the future interest for $1,140,000 in cash.

General and administrative expenses were $2,764,000 in 1995 as compared to $4,028,000 in 1994. The most significant reason for this decrease was the sale of The Fountainview in January 1995.

Interest income was $1,205,000 in 1995 as compared to $418,000 in 1994. Interest expense was $206,000 in 1995 as compared to $2,979,000 in 1994. As the Company sells assets, it increases the cash it has available for investments. The increase in interest income reflects the interest received on those investments. The decrease in interest expense was caused principally by two factors. First, when the Company sold its assets it was also relieved of the obligation to pay interest on liabilities associated with those assets. Second, the Company used certain of its available cash to pay down corporate debt which further reduced interest expense in 1995.

Fiscal 1994 As Compared to Fiscal 1993

The Company reported total revenues of $17,030,000 and net earnings of $1,788,000 or $.40 per share for the year ended December 31, 1994 compared to total sales of $11,057,000 and net income of $1,505,000 or $.40 per share for 1993.

Sales and rentals of Mobility Products decreased from $2,351,000 in 1993 to $2,011,000 in 1994. In the second quarter of 1994 the Company decided to cease selling scooters through the use of independent sales representatives. The low level of volume and low profit margins could not justify the continuation of selling through this method. The Company decided to utilize its manufacturing and assembly capabilities to support its theme park and airline activities. Sales of ECVs for 1994 were $182,000 as compared to $913,000 in 1993. Revenues from the theme park and airline operations were $1,829,000 in 1994 as compared to $1,438,000 in 1993. The costs of the Mobility Products decreased from $1,932,000 in 1993 to $1,636,000 in 1994. The reduction in costs is due principally to lower sales.

During all of 1994,  the Company owned and operated two  retirement  facilities:
The Fountainview in West Palm Beach, Florida and Rivermont Retirement Center in Norman, Oklahoma. For these two facilities, combined 1994 operating revenues were $7,939,000 and combined operating expenses were $5,059,000. Based upon the Company's business plan during 1993, these assets were classified as assets held for sale and there are, therefore, no comparative figures for 1993.

During 1993, CareAmerica, Inc., a subsidiary of the Company, managed certain properties for third parties. This effort concluded during 1993. CareAmerica is no longer managing properties for others.

On March 31, 1993, the Company merged with EquiVest Inc. EquiVest owns and operates commercial real estate. Real estate operations reflect the revenue and expenses from the EquiVest properties. Revenues from real estate operations decreased from $4,280,000 in 1993 to $2,029,000 in 1994. Expenses from real estate operations decreased from $2,407,000 in 1993 to $1,486,000 in 1994. The Company acquired EquiVest with the stated intention of selling EquiVest's assets. The reduced level of revenue and expenses for EquiVest reflect the ongoing sale of its properties.

Gain on sales of assets for the year ended December 31, 1994, was $4,633,000 compared to $2,450,000 for 1993. The gains in 1994 include those from the sale of the Rivermont Retirement facility as well as various EquiVest assets. Absent recognition of these gains, the Company would have had losses before income taxes in both 1994 and 1993.

General and administrative expenses increased from $3,782,000 in 1993 to $4,942,000 in 1994. During 1994 the sale of EquiVest assets provided the opportunity to substantially reduce administrative costs of that operation. The administrative costs of EquiVest decreased from $581,000 in 1993 to $527,000 in 1994. This decrease was offset by the increase in administrative costs due to the consolidation of Fountainview and Rivermont. During 1993 these investments were classified as assets held for sale.

Interest income decreased from $1,326,000 in 1993 to $418,000 in 1994. On March 31, 1993, the Company sold an $8.7 million mortgage bearing interest at 10%. The reduction in interest income is a result of the Company no longer receiving interest from that mortgage. Further, the Company holds a $6.7 million receivable from Southern Care Corporation. A subsidiary of the Company is in litigation with Southern Care Corporation (see Item 3: Legal Proceedings on page
12). As a result, the Company has ceased accruing income with respect to the note until such time as the litigation is resolved.

Interest expense increased from $1,500,000 in 1993 to $2,979,000 in 1994. The increase is due primarily to the inclusion of Rivermont and Fountainview in 1994.

As of December 31, 1994 the Company had a deferred tax asset of $2,185,000. This asset is expected to be recovered within two to three years from earnings from current operations as well as gains from the sales of certain of the Company's real estate assets.

During 1994, management determined that it was in the Company's best interest to discontinue its operations in skilled medical care which consists of nursing and eating disorder facilities. During 1994, the Company sold the two nursing home facilities which it owned in Houston and San Antonio, Texas and an eating disorder facility which it owned in Wickenburg, Arizona.


ITEM 7: FINANCIAL STATEMENTS

The financial statements required by this item begin at page F-1 hereof.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

There is hereby incorporated by reference the information required by this item which will appear in a proxy statement to be filed with the Securities and Exchange Commission relating to the Registrant's Annual Meeting of Stockholders to be held on May 24, 1996. The proxy statement will be filed within 120 days after the Company's fiscal year end.


ITEM 10: EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information required by this item which will appear in a proxy statement to be filed with the Securities and Exchange Commission relating to the Registrant's Annual Meeting of Stockholders to be held on May 24, 1996. The proxy statement will be filed within 120 days after the Company's fiscal year end.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information required by this item which will appear in a proxy statement to be filed with the Securities and Exchange Commission relating to the Registrant's Annual Meeting of Stockholders to be held on May 24, 1996. The proxy statement will be filed 120 days after the Company's fiscal year end.


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information required by this item which will appear in a proxy statement to be filed with the Securities and Exchange Commission relating to the Registrant's Annual Meeting of Stockholders to be held on May 24, 1996. The proxy statement will be filed within 120 days after the Company's fiscal year end.

ITEM 13: EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) The following exhibits required to be filed by Item 601 of Regulation S-B are filed as part of this Annual Report on Form 10-KSB:

Exhibit
Number            Description of Exhibits

3.1 Articles of Incorporation of Medical Resource Companies of America ("Registrant") (filed as Exhibit 3.1 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference). 3.1.1 Restated Articles of Incorporation of Greenbriar Corporation, filed herewith.

3.2 Bylaws of Registrant (filed as Exhibit 3.2 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

3.2.1 Amendment to Section 3.1 of the Bylaws of Registrant adopted upon approval of the Merger(filed as Exhibit 3.2.1 to Registrant's Form S-4 Registration Statement, Registration No.33-55968, and incorporated herein by this reference).

3.3 Certificate of Decrease in Authorized and Issued Shares, filed herewith.

4.1 Certificate of Designations, Preferences and Rights of Preferred Stock dated October 7, 1992 relating to Registrant's Series A Preferred
          Stock (filed as Exhibit 4.1 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

4.1.2 Certificate of Designations, Preferences and Rights of Preferred Stock dated May 7, 1993, relating to Registrant's Series B Preferred Stock (filed as Exhibit 4.1.2 to Registrant's Form S-3 Registration Statement, Registration No. 33-64840, and incorporated herein by this reference.

4.1.3 Certificate of Designations, Preferences and Rights of Preferred Stock dated August 18, 1993, relating to Registrants' Series C Preferred Stock (filed as Exhibit 4.1.3 to Registrant's Form 10-KSB for the year ended December 31, 1993).

4.1.3.1 Amendment to Certificate of Designations, Preferences and Rights of Preferred Stock dated August 18, 1993, relating to Registrants' Series C Preferred Stock, filed herewith.

4.1.4 Certificate of Designations, Preferences and Rights of Preferred Stock dated March 15, 1996, relating to Registrants' Series D Preferred Stock, filed herewith.

4.1.5 Certificate of Designations, Preferences and Rights of Preferred Stock dated March 15, 1996, relating to Registrants' Series E Preferred Stock, filed herewith.

Exhibit
Number            Description of Exhibits

4.3.2 Registration Rights Agreement dated April 27, 1990 between Registrant's predecessor and International Health Products, Inc. (assumed by Registrant), which has been assigned to JRG Investments, Inc., relating to 4,150,000 shares of Registrant's Common Stock, the benefits of which were further assigned to Professional Investors Insurance, Inc. as to 600,000 shares in November 1992(filed on June 5, 1990, as an Exhibit to the Registrant's predecessor's Current Report on Form 8-K and incorporated herein by reference).

4.3.3     Form of Assignment of  Registration  Rights  Agreement dated September
          30, 1992 between JRG Investments, Inc. and Professional Investors Insurance, Inc. relating to 600,000 shares of Registrant's Common Stock (filed as Exhibit 4.3.3 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

4.4 Form of Registration Rights Agreement dated December 1, 1991 between Registrant and W. Michael Gilley (filed as Exhibit 4.4 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

4.5.1 Stock Purchase Agreement dated May 7, 1993 for the purchase of Complete Corporation and Remuda Acquisition Corporation (filed as
          Exhibit 4.5.1 to Registrant's Form 10-KSB for the year ended December 31, 1993).

4.5.2 Registration Rights Agreement dated May 7, 1993 granted to the shareholders of Complete Corporation and Remuda Acquisition Corp. (filed as Exhibit 4.5.2 to Registrant's Form 10-KSB for the year ended December 31, 1993).

4.5.3 Agreement and Plan of Merger dated June 30, 1994 with New Life Treatment Centers, Inc. relating to the disposition of Remuda Ranch Center for Anorexia and Bulimia, Inc. (filed as Exhibit 4.5.3 to Registrant's Form 10-KSB for the year ended December 31, 1994).

4.5.4     Amended  and  Restated   Certificate  of  Incorporation  of  New  Life
          Treatment Centers, Inc. (filed as Exhibit 4.5.4 to Registrant's Form 10-KSB for the year ended December 31, 1994).

4.5.5 Registration Righ t Agreement dated July 29, 1994 re. New Life Treatment Centers, Inc. (filed as Exhibit 4.5.5 to Registrant's Form 10-KSB for the year ended December 31, 1994).

4.5.6 Restricted Stock Agreement dated July 29, 1994 re. New Life Treatment Centers, Inc. (filed as Exhibit 4.5.6 to Registrant's Form 10-KSB for the year ended December 31, 1994).

Exhibit
Number            Description of Exhibits

4.6.1 Stock Purchase Agreement dated August 16, 1993 for the issuance of Series C Preferred Stock (filed as Exhibit 4.6.1 to Registrant's Form 10-KSB for the year ended December 31, 1993).

4.6.2 Stock Purchase Agreement dated August 16, 1993 between Clay Capital Corporation and Altman Nursing, Inc. (filed as Exhibit 4.6.2 to Registrant's Form 10-KSB for the year ended December 31, 1993).

4.7.1 Stock Purchase Agreement dated January 30, 1996 between Joseph L. Durant, Innovative Health Services, Inc. and Medical Resource Companies of America (filed as Exhibit 4.7.1 to Registrant's Form 8-K, dated February 20, 1996, and incorporated herein by this reference).

4.8.1 Stock Purchase Agreement dated March 15, 1996 between Wedgwood Retirement Inns, Inc., Victor L. Lund, Paul Dendy, Mark Hall, Frank R. Reeves, Doris Thornsbury, Teresa Waldroff and Medical Resource Companies of America (filed with Registrant's 8-K, dated March 15, 1996, and incorporated herein by this reference).

4.8.2 Amendment to Stock Purchase Agreement (dated March 15, 1996) dated March 15, 1996 between Wedgwood Retirement Inns, Inc, Victor L. Lund, Paul Dendy, Mark Hall, Frank R. Reeves, Doris Thornsbury, Teresa Waldroff and Medical Resource Companies of America (filed with Registrant's 8-K, dated March 15, 1996, and incorporated herein by this reference).

10.1      Real Estate Lease  of  Alpha Mobility, Inc. (filed as  Exhibit 10.1 to
          Registrant's  Form  S-4  Registration  Statement,   Registration   No.
          33-55968, and incorporated herein by this reference).

10.3.2 Form of $62,500 Promissory Note dated December 27, 1991 payable to Registrant by Gene S. Bertcher representing the purchase price for 250,000 shares of Registrant's Common Stock (filed as Exhibit 10.3.2 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.3.3 Form of Renewal of Promissory Note dated October 14, 1992 extending the maturity date of the Promissory Note referenced in Exhibit 10.3.2 (filed as Exhibit 10.3.3 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.3.4 Form of Security Agreement - Pledge (Nonrecourse) between Gene S. Bertcher and Registrant securing the Promissory Note referenced in
          Exhibit 13.3.2. (filed as Exhibit 10.3.4 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

Exhibit
Number            Description of Exhibits

10.4.1 Form of Stock Option to purchase 150,000 shares of Registrant's Common Stock issued to Robert L. Griffis on October 12, 1992 (filed as
          Exhibit 10.4.1 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.4.2 Form of $75,000 Promissory Note dated October 12, 1992 payable to Registrant by Robert L. Griffis representing the purchase price for 150,000 shares of Registrant's Common Stock (filed as Exhibit 10.4.2 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.4.3 Form of Security Agreement - Pledge (Nonrecourse) between Registrant and Robert L. Griffis securing the Promissory Note referenced in
          Exhibit 10.4.2 (filed as Exhibit 10.4.3 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.6.1 Form of Stock Option to purchase 100,000 shares of Registrant's Common Stock issued to Oscar Smith on October 1, 1992 (filed as
          Exhibit 10.6.1 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.6.2 Form of $50,000 Promissory Note dated October 1, 1992 payable to Registrant by Oscar Smith representing the purchase price for 100,000 shares of Registrant's Common Stock (filed as Exhibit 10.6.2 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.6.3 Form of Security Agreement - Pledge (Nonrecourse) between Registrant and Oscar Smith securing the Promissory Note referenced in Exhibit
          10.6.2 (filed as Exhibit 10.6.3 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.7.1 Form of Stock Option to purchase 80,000 shares of Registrant's Common Stock issued to Lonnie Yarbrough on October 12, 1992 (filed as
          Exhibit 10.7.1 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.7.2 Form of $40,000 Promissory Note dated October 12, 1992 payable to Registrant by Lonnie Yarbrough representing the purchase price for 80,000 shares of Registrant's Common Stock (filed as Exhibit 10.7.2 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.7.3 Form of Security Agreement - Pledge (Nonrecourse) between Registrant and Lonnie Yarbrough securing the Promissory Note referenced in
          Exhibit 10.7.2 (filed as Exhibit 10.7.3 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

Exhibit
Number            Description of Exhibits

10.8.1 Form of Stock Option to purchase 80,000 shares of Registrant's Common Stock issued to Dennis McGuire on October 1, 1992 (filed as
          Exhibit 10.8.1 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.8.2 Form of $40,000 Promissory Note dated October 1, 1992 payable to Registrant by Dennis McGuire representing the purchase price for 80,000 shares of Registrant's Common Stock (filed as Exhibit 10.8.2 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.8.3 Form of Security Agreement - Pledge (Nonrecourse) between Registrant and Dennis McGuire securing the Promissory Note referenced in Exhibit
          10.8.2 (filed as Exhibit 10.8.3 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.9.1 Form o f Stock Option to purchase 10,000 shares of Registrant's Common Stock issued to Michael Merrell on October 12, 1992 (filed as
          Exhibit 10.9.1 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.9.2 Form of $5,000 Promissory Note dated October 12, 1992 payable to Registrant by Michael Merrell representing the purchase price for 10,000 shares of Registrant's Common Stock (filed as Exhibit 10.9.2 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.9.3 Form of Security Agreement - Pledge (Nonrecourse) between Registrant and Michael Merrell securing the Promissory Note referenced in Exhibit
          10.9.2 (filed as Exhibit 10.9.3 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.9.4 Form of $187,000 promissory note dated December 29, 1994, payable to Registrant by W. Michael Gilley representing the purchase price for 150,000 shares of Registrant's Common Stock (filed as Exhibit 10.9.4 to Registrant's Form 10-KSB for the year ended December 31, 1994).

10.9.5 Form of Security Agreement-Pledge between Registrant and W. Michael Gilley securing the promissory note referenced in Exhibit 10.9.4 (filed as Exhibit 10.9.5 to Registrant's Form 10-KSB for the year ended December 31, 1994).

10.9.6 Form of $62,500 promissory note dated December 29, 1994, payable to Registrant by L.A. Tuttle representing the purchase price of 50,000 shares of Registrant's common stock (filed as Exhibit 10.9.6 to Registrant's Form 10-KSB for the year ended December 31, 1994).

Exhibit
Number            Description of Exhibits

10.9.7 For of Security Agreement-Pledge between Registrant and L.A. Tuttle securing the promissory note reference in Exhibit 10.9.6 (filed as Exhibit 10.9.7 to Registrant's Form 10-KSB for the year ended December 31, 1994).

10.11 Stock Exchange Agreement dated December 31, 1991 for the acquisition of CareAmerica, Inc. (filed as Exhibit 10.13 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1991 and incorporated herein by reference).

10.12 Employment Agreement and Agreement Not to Compete between Registrant and Dennis McGuire dated November 1, 1990 (filed as Exhibit 10.12 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.13     Registrant's  1992  Stock  Option  Plan  (filed  as  Exhibit  10.13 to
          Registrant's  Form  S-4  Registration   Statement,   Registration  No.
          33-55968, and incorporated herein by this reference).

10.13.1   Amendment to Registrant's  1992 Stock  Option Plan (filed  as  Exhibit
          10.13.1 to Registrant's Form 10-KSB for year ended December 31, 1994).

10.20.2 Contract of Sale dated December 28, 1994 with Autumn America Retirement, Ltd. regarding the sale of Fountainview Retirement Center (filed as Exhibit 10.20.2 to Registrant's Form 10-KSB for year ended December 31, 1994).

10.20.3 Exchange Agreement dated December 20, 1994 to settle the Fountainview second mortgage profit participation, (filed as Exhibit 10.20.3 to Registrant's Form 10-KSB for year ended December 31, 1994).

10.21.1 Extended and Consolidated Promissory Note in the principal amount of $5,700,000 dated effective May 23, 1992 payable by JRG Investment Co., Inc. to M.S. Holding Co. Corp. (filed as Exhibit 10.22.1 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.21.2 Extended and Consolidated Pledge Agreement dated effective May 23, 1992 between JRG Investment Co., Inc. and M.S. Holding Co. Corp. securing the Note referenced in Exhibit 10.22.1 (filed as Exhibit
          10.22.2 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.21.3 Pledge Agreement dated as of May 23, 1992 between James R. Gilley and M.S. Holding Co. Corp. (filed as Exhibit 10.22.3 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

Exhibit
Number            Description of Exhibits

10.21.4 Irrevocable Proxy from James R. Gilley to M.S. Holding Co. Corp. relating to shares of capital stock of JRG Investment Co., Inc. (filed as Exhibit 10.22.4 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.21.5 Blank Assignment and Power of Attorney signed by JRG Investment Co., Inc. relating to 482,000 shares of Registrant's Common Stock
          (filed as Exhibit 10.22.5 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.21.6 Blank Assignment and Power of Attorney signed by JRG Investment Co., Inc. relating to 1,268,000 shares of Registrant's Common Stock
          (filed as Exhibit 10.22.6 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.21.7 Three Blank Assignments and Powers of Attorney signed by JRG Investment Co., Inc., each relating to 600,000 shares of Registrant's Common Stock (filed as Exhibit 10.22.7 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.21.8 Blank Assignment and Power of Attorney signed by JRG Investment Co., Inc. relating to 2,281,818 shares of Registrant's Common Stock
          (filed as Exhibit 10.22.8 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.21.9 Blank Assignment and Power of Attorney signed by JRG Investment Co., Inc. relating to 905,557 shares of Registrant's Series A Preferred Stock (filed as Exhibit 10.22.9 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.22 Purchase and Sale Agreement dated February 1, 1993 for the purchase of nursing homes in Houston and San Antonio, Texas (filed as Exhibit
          10.23 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

10.23.3 Assets Purchase Agreement dated December 13, 1994 with Hermann Park Manor and HCCI-Houston, Inc. for the Sale of Hermann Park manor (filed as Exhibit 10.23.3 to Registrant's Form 10-KSB for the year ended December 31, 1994).


10.23.4 Assets Purchase Agreement dated December 13, 1994 with Alta Vista Nursing Center, Inc. and HCCI-Houston, Inc. for the Sale of Alta Vista Nursing Center (filed as Exhibit 10.23.4 to Registrant's Form 10-KSB for the year ended December 31, 1994).

Exhibit
Number            Description of Exhibits

10.25.1 Agreement dated September 14, 1994 to terminate and settle Executive Employment Agreement with Arthur G. Weiss (filed as Exhibit
          10.25.1 to  Registrant's  Form 10- KSB for the year ended December 31,
          1994).

10.30.2   Memorandum  of  Understanding  amending  Exhibit  10.30.1.  (Filed  as
          Exhibit 10.30.2 to Registrant's Form 10-KSB for the year ended December 31, 1993).

10.30.3 Letter dated January 6, 1995, terminating Stock Purchase Agreement relating to Bankers Protective Life Insurance Company. (Filed as
          Exhibit 10.30.3 to Registrant's Form 10-KSB for the year ended December 31, 1994).

10.33 Stock Option Agreement dated November 21, 1993 between Registrant and Arthur G. Weiss. (Filed as Exhibit 10.33 to Registrant's Form 10-KSB for the year ended December 31, 1993).

10.34 Stock Option Agreement dated November 21, 1993 between Registrant and Gene S. Bertcher. (Filed as Exhibit 10.34 to Registrant's Form 10-KSB for the year ended December 31, 1993).

10.35.1 Purchase Agreement dated December 6, 1994 with Arizona Baptist Retirement Centers, Inc. for the Sale of Rivermont at the Trails. (Filed as Exhibit 10.35.1 to Registrant's Form 10-KSB for the year ended December 31, 1994).

11.1      Statement Regarding Computation of Earnings per Share of Registrant.

22.1      Subsidiaries of Registrant.


b)      Reports on Form 8-K - None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GREENBRIAR CORPORATION



April 10, 1995                              By:/s/ James R. Gilley
                                               -------------------
                                               James R. Gilley, President


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



April 10, 1996           /s/ James R. Gilley
                         James R. Gilley, Chairman, President, Chief Executive
                         Officer (Principal Executive Officer) and Director


April 10, 1996           /s/ Gene S. Bertcher
                         Gene S. Bertcher, Executive Vice President and Chief
                         Financial Officer (Principal Financial and Accounting
                         Officer) and Director


April 10, 1996           /s/ W. Michael Gilley
                         W. Michael Gilley, Executive Vice President and
                         Director


April 10, 1996           /s/ Robert L. Griffis
                         Robert L. Griffis, Senior Vice President, Secretary and
                         Director


April 10, 1996           /s/ Richards D. Barger
                         Richards D. Barger, Director


April 10, 1996           /s/ Don C. Benton
                         Don C. Benton, Director

April 10, 1996           /s/ Paul G. Chrysson
                         Paul G. Chrysson, Director


April 10, 1996           /s/ Matthew G. Gallins
                         Matthew G. Gallins, Director


April 10, 1996           /s/ Steven R. Hague
                         Steven R. Hague, Director


April 10, 1996           /s/ Michael E. McMurray
                         Michael E. McMurray, Director


April 10, 1996           /s/ Victor L. Lund
                         Victor L. Lund, Director (since March 15, 1996)


April 10, 1996           /s/ Paul Dendy
                         Paul Dendy, Director (since March 15, 1996)


April 10, 1996           /s/ Mark Hall
                         Mark Hall, Director (since March 15, 1996)

                          INDEX TO FINANCIAL STATEMENTS


                                                                       Page
Report of Independent Certified Public Accountants                      F-2
Consolidated Balance Sheets - December 31, 1995 and 1994                F-3
Consolidated Statements of Earnings - Years Ended                       F-5
        December 31, 1995 and 1994
Consolidated Statement of Changes in Stockholders' Equity -             F-6
        December 31, 1995 and 1994
Consolidated Statements of Cash Flows - Years Ended                     F-7
        December 31, 1995 and 1994
Notes to Consolidated Financial Statements                              F-9

    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
Greenbriar Corporation


We have audited the accompanying consolidated balance sheets of Greenbriar Corporation and subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenbriar Corporation and subsidiaries as of December 31, 1994 and 1995, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP
GRANT THORNTON LLP

Dallas, Texas
March 8, 1996

                             Greenbriar Corporation

                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                  December 31,

                                                                                                             1995
                                                                                                         Pro forma
                   ASSETS                                                  1994             1995         (Note M)
                                                                          ------           ------        --------
                                                                                                       (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                            $ 8,311          $ 7,199          $ 7,781
    Accounts receivable - trade, less allowance of
       $601 in 1994                                                        1,925               23              170
    Deferred income tax benefit                                            2,185            2,150                -
    Real estate under contract of sale                                    14,889               -                 -
    Other current assets                                                   1,455            1,536            2,017
                                                                          ------           ------           ------

               Total current assets                                       28,765           10,908            9,968

REAL ESTATE                                                                3,204            3,190            3,190

NET ASSETS OF MOBILITY GROUP                                               3,330            3,371            3,371

INVESTMENT IN SECURITIES, AT COST                                          1,678            1,853            1,853

MORTGAGE NOTES RECEIVABLE                                                  6,700            7,368            7,368

PROPERTY AND EQUIPMENT, AT COST
    Land                                                                     100              322            5,998
    Buildings and improvements                                               767              767           48,942
    Equipment and furnishings                                                192              203            1,786
    Construction in progress                                                  -             1,576            1,928
                                                                             ---           ------           ------
                                                                           1,059            2,868           58,654
       Less accumulated depreciation                                         186              252              252
                                                                            ----             ----             ----
                                                                             873            2,616           58,402

RESTRICTED CASH AND INVESTMENTS                                              -                -              2,846

OTHER ASSETS                                                                 414              466            1,280
                                                                            ----             ----           ------

                                                                         $44,964          $29,772          $88,278
                                                                          ======           ======           ======

        The accompanying notes are an integral part of these statements.

                             Greenbriar Corporation

                  (Amounts in thousands, except per share data)

                                  December 31,

                                                                                                              1995
                                                                                                          Pro forma
               LIABILITIES AND STOCKHOLDERS' EQUITY                        1994             1995          (Note M)
                                                                          ------           ------         --------
                                                                                                        (unaudited)
CURRENT LIABILITIES
    Note payable                                                         $ 5,008           $   -               $ -
    Current maturities of long-term debt                                     379                8             1,525
    Long-term debt collateralized by properties under
       contract of sale                                                    8,933               -                  -
    Accounts payable - trade                                               1,149              412             1,360
    Accrued expenses                                                       1,753              343             1,735
    Other current liabilities                                              1,405              130               499
                                                                          ------             ----              ----

               Total current liabilities                                  18,627              893             5,119

LONG-TERM DEBT                                                             1,110              901            37,218

DEFERRED INCOME TAXES                                                        -                -               1,111

DEFERRED GAIN                                                              3,083            3,083             3,083

STOCKHOLDERS' EQUITY
    Series A cumulative  preferred stock,  $.10 par value;
       liquidation value of $1,085 in 1994; authorized,
       10,000 shares; issued and outstanding, 1,085
       shares in 1994                                                        108               -                 -
    Series B cumulative convertible preferred stock,
       $.10 par value; liquidation value of $1,330 in
       1995 and $1,351 in 1994; authorized, 100 shares;
       issued and outstanding, 14 shares                                       1                1                 1
    Series C cumulative convertible preferred stock,
       $.10 par value; liquidation value of $2,000;
       authorized, issued and outstanding, 20 shares                           2                2                 2
    Series D cumulative preferred stock, $.10 par value
       authorized, 675 shares                                                -                 -                 68
    Series E cumulative preferred stock, $.10 par value
       authorized, 1,913 shares                                              -                 -                191
    Common stock, $.01 par value; authorized, 20,000
       shares; issued and outstanding, 3,452 and  3,708
       shares in 1995 and 1994, respectively                                 185               35                35
    Additional paid-in capital                                            36,442           33,957            50,550
    Accumulated deficit                                                  (12,156)          (6,584)           (6,584)
                                                                         -------          -------            ------
                                                                          24,582           27,411            44,263
    Less stock purchase notes receivable                                  (2,438)          (2,516)           (2,516)
                                                                         -------          -------            ------
                                                                          22,144           24,895            41,747
                                                                         -------          -------            ------

                                                                        $ 44,964         $ 29,772           $88,278
                                                                         =======          =======            ======

        The accompanying notes are an integral part of these statements.

                             Greenbriar Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (Amounts in thousands, except share data)

                            Years ended December 31,

                                                                                            1994              1995
                                                                                           ------            -----
Revenue
    Long-term care facilities                                                             $ 7,939             $ 557
    Real estate operations                                                                  2,029               666
    Gain on sales of assets                                                                 4,633             7,043
    Interest                                                                                  418             1,205
    Other                                                                                      -                239
                                                                                              ---              ----
                                                                                           15,019             9,710

Expenses
    Long-term care facilities                                                               5,059               322
    Real estate operations                                                                  1,486               337
    General and administrative                                                              4,028             2,764
    Interest                                                                                2,979               206
                                                                                           ------              ----
                                                                                           13,552             3,629
                                                                                           ------            ------

               Earnings from continuing operations before income taxes                      1,467             6,081

Income tax expense                                                                            240               186
                                                                                             ----              ----

               Earnings from continuing operations                                          1,227             5,895

Discontinued operations
    Loss from operations, net of income taxes                                                (617)              (98)
    Gain on disposal, net of income taxes                                                   1,178                -
                                                                                           ------               --

               NET EARNINGS                                                                 1,788             5,797

Preferred stock dividend requirement                                                         (327)             (225)
                                                                                            -----             -----

Earnings allocable to common stockholders                                                 $ 1,461           $ 5,572
                                                                                           ======            ======

Earnings per share
    Continuing operations                                                                $    .24           $  1.60
    Net earnings                                                                         $    .40           $  1.57

Weighted average number of common and equivalent shares outstanding                         3,679             3,539

         The accompanying notes are an integral part of this statement.

                             Greenbriar Corporation

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

                                                                                                        Stock
                                                                             Additional                purchase
                                       Preferred stock      Common stock      paid in   Accumulated     notes    Treasury    Total
                                      Shares    Amount    Shares    Amount    capital     deficit     receivable  stock      equity
                                      ------    ------    ------    ------    -------     -------     ----------  -----      ------
Balances at January 1, 1994            1,075    $ 107     18,395      $183    $36,132    $(13,616)     $(2,250)    $(7)     $20,549
    Issuance of shares                    -        -         147         2        179          -          (188)      7           -
    Dividends on preferred stock,
      including imputed dividends
      of $42                              44        4         -         -         131        (328)          -        -         (193)
    Net earnings                          -        -          -         -          -        1,788           -        -        1,788
                                         ---      ---        ---       ---        ---    --------          ---      ---      ------

Balances at December 31, 1994          1,119      111     18,542       185     36,442     (12,156)      (2,438)      -       22,144

    Issuance of shares                    -        -         116         1         77          -           (78)      -           -
    Conversion of preferred stock         (1)      -          19        -          -           -            -        -           -
    Conversion of subordinated debt       -        -          67         1        199          -            -        -          200
    Purchase of common stock              -        -      (1,226)      (12)    (1,998)         -            -        -       (2,010)
    Purchase of preferred stock       (1,085)    (108)        -         -        (976)         -            -        -       (1,084)
    Dividends on preferred stock           1       -          -         -          73        (225)          -        -         (152)
    One-for-five reverse stock split      -        -     (14,066)     (140)       140          -            -        -           -
    Net earnings                          -        -          -         -          -        5,797           -        -        5,797
                                         ---      ---        ---       ---        ---      ------          ---      ---      ------

Balances at December 31, 1995             34      $ 3      3,452      $ 35    $33,957    $ (6,584)     $(2,516)    $ -      $24,895
                                         ===       ==     ======       ===     ======     =======       ======      ===      ======

        The accompanying notes are an integral part of these statements.

                             Greenbriar Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                            Years ended December 31,



                                                                                            1994              1995
                                                                                           ------            -----
Cash flows from operating activities
    Net earnings                                                                         $  1,788           $ 5,797
    Adjustments to reconcile net earnings to net
       cash used in operating activities
          Discontinued operations                                                            (561)               98
          Depreciation and amortization                                                     1,306               182
          Gain on sales of assets                                                          (4,633)           (7,043)
          Recognition of deferred gain                                                     (1,070)               -
          Stock dividends on investment securities                                             -               (175)
          Changes in operating assets and liabilities
             Accounts receivable                                                              (72)            1,902
             Refundable income taxes                                                          945                -
             Deferred income tax benefit                                                      369                35
             Other current and noncurrent assets                                           (2,381)               (9)
             Accounts payable and other liabilities                                           818            (3,546)
                                                                                             ----            ------

                   Total adjustments                                                       (5,279)           (8,556)
                                                                                           ------            ------

                   Net cash provided by (used in) operating activities of:
                       Continuing operations                                               (3,491)           (2,759)
                       Discontinued operations                                               (231)              209
                                                                                            -----              ----

                   Net cash used in operating activities                                   (3,722)           (2,550)

Cash flows from investing activities
    Proceeds from sales of assets                                                          32,196            20,800
    Proceeds from sales of discontinued operations                                          6,557                -
    Additions to real estate                                                                 (462)              (54)
    Purchase of property and equipment                                                       (608)           (1,809)
    Net cash effect of sale of subsidiary                                                    (273)               -
    Additions to mortgage notes receivable                                                     -               (668)
    Investing activities of discontinued operations                                          (344)             (348)
                                                                                            -----             -----

                   Net cash provided by investing activities                               37,066            17,921


        The accompanying notes are an integral part of these statements.

                             Greenbriar Corporation

                             (Amounts in thousands)

                            Years ended December 31,



                                                                                            1994              1995
                                                                                           ------            -----
Cash flows from financing activities
    Proceeds from borrowings
       Affiliates                                                                         $ 1,000          $     -
       Other                                                                               10,156                -
    Payments on debt
       Affiliates                                                                          (1,625)               -
       Other                                                                              (35,434)          (14,321)
    Dividends on preferred stock                                                             (193)             (152)
    Purchase of common stock                                                                   -             (2,010)
                                                                                              ---           -------

                Net cash used in financing activities                                     (26,096)          (16,483)
                                                                                          -------           -------

                NET INCREASE (DECREASE) IN CASH AND CASH
                   EQUIVALENTS                                                              7,248            (1,112)

Cash and cash equivalents at beginning of year                                              1,063             8,311
                                                                                           ------            ------

Cash and cash equivalents at end of year                                                  $ 8,311          $  7,199
                                                                                           ======           =======


See Note C for supplemental disclosure of cash flows and noncash investing and financing transactions.

                             Greenbriar Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES

    Nature of Operations
    --------------------

    As discussed in Note B, Greenbriar Corporation (formerly Medical Resource Companies of America) has disposed of substantially all of its nonassisted-living operating assets. Its business will consist of development and operation of assisted living facilities which provide housing, hospitality and personal and healthcare services to elderly individuals. At December 31, 1995, the Company had one facility under construction and sites under contract for four facilities. In March 1996, the Company acquired a business that operates 16 facilities. See Note M.

    A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

    Principles of Consolidation
    ---------------------------

    The consolidated financial statements include the accounts of Greenbriar Corporation and its majority-owned subsidiaries (collectively, the Company). All significant intercompany transactions and accounts have been eliminated.

    Depreciation
    ------------

    Depreciation is provided for in amounts sufficient to relate the cost of property, plant and equipment to operations over their estimated service lives. Depreciation is computed by the straight-line method.

    Profit Recognition on Sales of Real Estate
    ------------------------------------------

    Gains on sales of real estate are recognized when the requirements of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," are met. Until the requirements for full profit recognition have been met, a transaction is accounted for using either the deposit, cost recovery, installment sale or financing method, whichever is appropriate under the circumstances.

    Use of Estimates
    ----------------

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash Equivalents
    ----------------

    The Company considers all short-term deposits and money market investment with a maturity of less than three months to be cash equivalents.

                             Greenbriar Corporation

NOTE B - DISCONTINUED OPERATIONS

    In 1994, management concluded that operation of skilled medical care facilities, consisting of nursing homes and eating disorder clinics, was not in the best interest of the Company. In June 1994, the Company sold its investment in Remuda Ranch Center for Anorexia and Bulimia, Inc. for shares of the buyer's preferred stock, valued at $1,678,000. The preferred stock bears a cumulative dividend of 8% and is convertible into shares of common stock equal to approximately 4.9% of the outstanding shares at December 31, 1995. In December 1994, the Company's subsidiary, Altman Nursing, Inc., sold its two skilled nursing facilities for an aggregate price of $6,400,000. These sales resulted in an aggregate gain of $1,785,000, less applicable income taxes of $607,000.

    In 1995, management decided to sell the mobility products segment. The segment was sold in February 1996 for stock and notes valued at approximately $4,300,000. A gain of approximately $930,000, less applicable income taxes, will be recorded in the first quarter of 1996.

    Summarized balance sheet data for the mobility products segment is as follows (amounts in thousands):

                                                                                                 December 31,
                                                                                            1994              1995
                                                                                            ----              ----
       Assets
          Current assets
             Cash                                                                            $ 65             $ 220
             Inventories                                                                      370               363
             Other                                                                            158               174
                                                                                             ----              ----

                   Total current assets                                                       593               757

          Net property, plant and equipment                                                 1,052               989
          Other noncurrent assets, primarily goodwill and patents                           1,945             1,811
                                                                                            -----             -----
                                                                                            3,590             3,557

       Liabilities
          Current liabilities                                                                 260               186
                                                                                             ----              ----

             Net assets                                                                    $3,330            $3,371
                                                                                            =====             =====

    The operations of the skilled medical care segment and the mobility products segment have been presented in the accompanying financial statements as discontinued operations.

    Summarized   operating   results  of  these  segments  are  as  follows  (in
    thousands):

                                                                                            1994              1995
                                                                                           ------            -----
       Revenues                                                                           $13,581            $2,027
                                                                                           ======             =====

       Loss before income taxes                                                              (935)             (149)

       Income tax benefit                                                                    (318)              (51)
                                                                                            -----              ----

             Net loss from operations                                                      $ (617)            $ (98)
                                                                                            =====              ====

NOTE C - CASH FLOW INFORMATION


    Supplemental information on cash flows and noncash investing and financing transactions is as follows (in thousands):


                                                                                                  Years ended
                                                                                                  December 31,
                                                                                              1994           1995
                                                                                              ----           ----
       Supplemental cash flow information
          Interest paid                                                                     $ 3,722          $ 211
          Income taxes paid                                                                      27             46

       Supplemental data on noncash investing and financing activities
          Stock dividend paid on preferred shares                                                93             73
          Sale of stock in exchange for notes receivable from employees and
               officers                                                                         186             78

       Conversion of subordinated debt to common stock                                           -             200

       Sale of assets in exchange for outstanding Series A preferred stock                       -           1,085

       Sale of subsidiary
          Securities received                                                               $(1,678)          $ -
          Assets sold                                                                         4,462             -
          Liabilities transferred                                                            (3,861)            -
          Gain on sale                                                                          804             -
                                                                                               ----            --

                  Net cash effect of sale of subsidiary                                      $ (273)          $ -
                                                                                              =====            ==

NOTE D - DEBT

    Long-term debt is comprised of the following (in thousands):

                                                                                                   December 31,
                                                                                               1994           1995
                                                                                               ----           ----
       Mortgage note payable to a bank, payable monthly through maturity
          in 1996.                                                                           $ 8,933           $ -

       Mortgage  notes  payable to a  corporation  bearing  interest  at 11.52%;
          principal and interest payable in monthly installments through
          maturity in 2004.                                                                      916            909

       Note payable to a  corporation  bearing  interest  at 5%;  principal  and interest payable in monthly installments through
          maturity in December 1995.                                                           $ 341           $ -

       Convertible  note  payable  to an  individual  bearing  interest  at  6%;
          interest due quarterly and principal due at maturity in 1998
          (convertible into common stock at $3 per share).                                       200             -

       Other                                                                                      32             -
                                                                                                 ---            --
                                                                                              10,422            909
          Less:  Current maturities                                                             (379)            (8)
                 Debt collateralized by properties under contract of sale                     (8,933)            -
                                                                                              ------            --

                                                                                             $ 1,110           $901
                                                                                              ======            ===


NOTE E - INCOME TAXES

    At December 31, 1995, the Company had net operating loss carryforwards of approximately $7,500,000 which expire between 1999 and 2008. However, approximately $5,100,000 of these net operating loss carryforwards have limitations that restrict utilization to approximately $600,000 for any one year. Also, carryforwards of $1,800,000, which expire between 2006 and 2008, may only be used to offset future taxable income of the subsidiaries in which the losses were generated.

    The following is a summary of the components of income tax expense from continuing operations (in thousands):

                                         Year ended
                                         December 31,
                                       1994        1995
                                       ----        ----

          Current                      $160        $151
          Deferred                       80          35
                                        ---         ---
                                       $240        $186
                                       ====        ====

    Deferred tax assets and associated valuation allowances were comprised of the following (in thousands):

                                                                                                   December 31,
                                                                                               1994          1995
                                                                                               ----          ----
       Deferred tax assets:
       Net operating loss carryforwards                                                      $ 4,650       $ 2,570
          Real estate                                                                            488           141
          Charitable contribution carryforwards                                                  -             606
          Tax credits                                                                            125           220
          Accrued expenses                                                                        60           103
          Other                                                                                  187           195
                                                                                                ----          ----

                 Total deferred tax assets                                                     5,510         3,835

       Valuation allowance                                                                    (3,325)       (1,430)

       Deferred tax liabilities:
          Investment in securities                                                                -           (237)
          Other                                                                                   -            (18)
                                                                                                 ---          ----

                 Total deferred tax liabilities                                                   -           (255)
                                                                                                 ---         -----

                 Net deferred tax asset                                                      $ 2,185       $ 2,150
                                                                                              ======        ======

    Management expects the net deferred tax asset will be recovered within two to three years from earnings of the Company.

    Following is a reconciliation of income tax expense from continuing operations with the amount of tax computed at the statutory rate (in thousands):

                                                                                             Year ended December 31,
                                                                                                1994         1995
                                                                                                ----         ----
       Tax at the statutory rate                                                               $ 499       $ 2,004
       Amortization of intangibles                                                               113            30
       Change in deferred tax asset valuation allowance,
          exclusive of reductions for sold company in 1994                                      (547)       (1,895)
       Correction of prior period estimates                                                      138            -
       Other                                                                                      37            47
                                                                                                 ---           ---

       Tax expense                                                                             $ 240         $ 186
                                                                                                ====          ====

NOTE F - STOCKHOLDERS' EQUITY

    On November 17, 1995, the Board of Directors authorized a one-for-five reverse stock split effective December 1, 1995. All share and per share data has been retroactively restated to give effect to the stock split.

    The Series A preferred stock had a liquidation value of $1 per share and an initial dividend rate of 6% that escalated to a maximum rate of 12% in 1994. For accounting purposes, the preferred stock was deemed issued at a discount. Such discount was being accreted in a manner that resulted in a constant imputed dividend rate of 12%. Dividends were payable in cash or additional shares at the stockholders' option. The Series A preferred stock was redeemed in 1995.

    The Series B preferred stock has a liquidation value of $1 per share and is convertible into common stock over a ten-year period at prices escalating from $25.00 per share in 1993 to $55.55 per share by 2001. Dividends at a rate of 6% are payable in cash or preferred shares at the option of the Company. At December 31, 1995 and 1994, there were cumulative, unpaid dividends of approximately $73,000.

    The Series C preferred stock has a liquidation value of $1 per share and is convertible into common stock at a price of $15.00 per share. Dividends are payable in cash at a rate of 6%.

    Information relating to stock option activity during 1995 and 1994 is as follows:

                                                          Year ended
                                                         December 31,
                                                     1994          1995
                                                     ----          ----

       Outstanding at beginning of year            327,500       155,500
          Granted                                       -         10,000
          Cancelled                                (30,000)           -
          Expired                                       -        (10,000)
          Reacquired                              (142,000)           -
                                                  --------       -------

       Outstanding at end of year                  155,500       155,500
                                                   =======       =======

    The options are exercisable at various times through 2005 at prices ranging from $11.25 to $13.20 per share. In 1994, the Company purchased options covering 142,000 shares of common stock from a former employee/director for $178,000.

    At December 31, 1995, options to purchase 133,500 shares were exercisable.

NOTE G - EARNINGS PER SHARE

    Earnings per share are determined by dividing net earnings, adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during the period. Dilutive stock options are included in weighted average shares outstanding. Fully diluted earnings per share, giving effect to assumed conversion of convertible preferred stock and notes, are not presented because the effect of these securities is insignificant.


NOTE H - OTHER RELATED PARTY TRANSACTIONS

    1994
    ----
    The Company sold to W. Michael Gilley, Executive Vice-President/Director of the Company, 30,000 shares of common stock for a $187,500 note; principal and interest are due in December 1999. Additional loans to executives and directors of $55,000 were made in 1994. Also, a former executive of the Company was paid commissions of $145,000 relating to the sale of property.

    Sylvia Gilley, wife of the Company's Chief Executive Officer, James R. Gilley, made a loan of $1,000,000 to the Company. The loan was repaid during 1994.

    1995
    ----
    The Company purchased land from Sylvia Gilley for $221,000.


NOTE I - CONTINGENCIES

    The Company and a subsidiary, CareAmerica, Inc. (CareAmerica) are defendants in lawsuits brought by a corporation that purchased nursing homes from the Company in 1991. The plaintiff alleges mismanagement of the homes during the period that CareAmerica provided management services, seeks damages in excess of $1,500,000, seeks cancellation of $6,700,000 of mortgage notes payable to the Company and secured by the nursing homes, and seeks recovery of interest payments made on the mortgage notes. Management believes the Company has substantial defenses against all claims.

    The Company is also defendant in several other lawsuits arising in the ordinary course of business. Management of the Company is of the opinion that these lawsuits will not have a material effect on the consolidated results of operations or financial position of the Company.

NOTE J - SEGMENT INFORMATION

    The Company's operations are classified into two business segments: real estate and residential retirement centers. The real estate segment involves the ownership and operation of commercial real estate. The residential retirement segment involves the ownership and management of retirement centers. The Company's mobility products segment has been presented as a discontinued operation (Note B). Information with respect to business segments for the years ended December 31, 1995 and 1994 is set forth below (amounts in thousands):

                                                 Real        Residential     Corporate
                                                estate        retirement     and other         Total
                                                ------        ----------     ---------         -----
          1995

    Revenues                                      $ 789         $ 5,706       $ 3,215        $  9,710
    Gain on sale of assets                           93           5,149         1,801           7,043
    Earnings from continuing
       operations before income taxes               271           5,274           536           6,081
    Identifiable assets                           3,326           1,527        24,919          29,772
    Depreciation77                                   43              62           182
    Capital expenditures                             54             353            11             418

          1994

    Revenues                                    $ 5,132         $ 9,660         $ 227         $15,019
    Gain on sale of assets                        2,913           1,720            -            4,633
    Earnings (loss) from continuing
       operations before income taxes             2,483           1,848        (2,864)          1,467
    Identifiable assets                          11,608          15,038        18,318          44,964
    Depreciation239                                 683              66           988
    Capital expenditures                            462              43           573           1,078


NOTE K - FAIR VALUE OF FINANCIAL INVESTMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values:

    Cash and cash equivalents - The carrying amount approximates fair value because of the short maturity of these instruments.

    Investment in securities - The investment in securities consists of 8% convertible preferred stock of a private company. It is not practicable to estimate the fair value because the stock is not traded. Accordingly, the investment is carried at its cost in the consolidated balance sheet.

    Mortgage notes receivable - The mortgage notes receivable consist primarily of $6,700,000 of notes with a stated interest rate of 14% and are due in 2021. It is not practicable to estimate the fair value of the notes.

    Long-term debt - The fair value of the Company's long-term debt is estimated based on market rates for the same or similar issues. At December 31, 1995, the carrying amount of long-term debt approximates its fair value.


NOTE L - FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter of 1995, the Company made an adjustment to reduce the deferred tax valuation allowance by $1,895,000.

    During the fourth quarter of 1994, the Company wrote off goodwill related to a 1992 acquisition of approximately $150,000, made other adjustments reducing earnings by approximately $175,000 and reduced the deferred tax valuation allowance by approximately $550,000.


NOTE M - ACQUISITION OF WEDGEWOOD RETIREMENT INNS, INC. AND AFFILIATES

    In March 1996, the Company acquired substantially all of the assets and liabilities of a number of companies under common control and managed by Wedgewood Retirement Inns, Inc. The business of these companies consists of the operation of 16 assisted living, congregate and Alzheimer's facilities. Consideration given was 675,000 shares of Series D preferred stock, 1,912,784 shares of Series E preferred stock, and $425,000 in cash and notes, all valued at approximately $14,000,000. To structure this acquisition as a tax-free exchange, the Company acquired a shopping center in North Carolina from James R. Gilley and members of his family in exchange for the Series D preferred stock. Consideration was given based upon the current independently appraised value of $3,375,000. The Series D and E preferred stock is convertible, upon approval of the common stockholders, into 1,931,500 shares of common stock.

    The 1995 unaudited pro forma balance sheet presents the consolidated financial position of the Company as if the acquisition had occurred at December 31, 1995. The pro forma balance sheet is for illustrative purposes only and does not purport to be indicative of the actual financial position had the transaction been consummated as of that date.

                                  EXHIBIT 3.1.1

                                 STATE OF NEVADA
                               AMENDED & RESTATED
                            ARTICLES OF INCORPORATION
                                       OF
                             GREENBRIAR CORPORATION


     We, the directors of Greenbriar Corporation, wish to restate the Articles of Incorporation, as amended, for Greenbriar Corporation:

                                   ARTICLE ONE

     The name of the Corporation is Greenbriar Corporation.

                                   ARTICLE TWO

     The address of the Corporation's principal office in the State of Nevada is One East First Street, Reno, Nevada 89501, and the name of its registered agent at such address is The Corporation Trust Company of Nevada.

                                  ARTICLE THREE

     The nature of the business or purposes to be conducted or promoted is to engage in any lawful act or activity for which corporations may be organized under the Act.

                                  ARTICLE FOUR

     The Corporation shall have authority to issue two classes of stock, and the total number authorized shall be twenty million (20,000,000) shares of Common Stock of the par value of one cent ($.01) each, and ten million (10,000,000) shares of Preferred Stock of the par value of ten cents ($.10) each. A description of the different classes of stock of the Corporation and a statement of the designations and the powers, preferences and rights, and the qualifications, limitations or restrictions thereof, in respect of each class of such stock are as follows:

     1. Issuance in Class or Series. The Preferred Stock may be issued from time to time in one or more series, or divided into additional classes and such classes into one or more series. The terms of a class or series, including all rights and preferences, shall be as specified in the resolution or resolutions adopted by the Board of Directors designating such class or series, which resolution or resolutions the Board of Directors is hereby expressly authorized to adopt. Such resolution or resolutions with respect to a class or series shall specify all or such of the rights or preferences of such class or series as the Board of Directors shall determine, including the following, if applicable: (a) the number of shares to constitute such class or series and the distinctive designation thereof; (b) the dividend or manner for determining the dividend payable with respect to the shares of such class or series and the date or dates from which dividends shall accrue, whether such dividends shall be cumulative, and, if cumulative, the date or dates from which dividends shall accumulate and whether the shares in such class or series shall be entitled to preference or priority over any other class or series of stock of the Corporation with respect to payment of dividends; (c) the terms and conditions, including price or a manner for determining the price, of redemption, if any, of the shares of such class or series; (d) the terms and conditions of a retirement or sinking fund, if any, for the purchase or redemption of the shares of such class or series;
(e) the amount which the shares of such class or series shall be entitled to receive, if any, in the event of any liquidation, dissolution or winding up of the Corporation and whether such shares shall be entitled to a preference or priority over shares of another class or series with respect to amounts received in connection with any liquidation, dissolution or winding up of the Corporation; (f) whether the shares of such class or series shall be convertible into, or exchangeable for, shares of stock of any other class or classes, or any other series of the same or any other class or classes of stock, of the Corporation and the terms and conditions of any such conversion or exchange; (g) the voting rights, if any, of shares of stock of such class or series in addition to those granted herein; (h) the status as to reissuance or sale of shares of such class or series redeemed, purchased or otherwise reacquired, or surrendered to the Corporation upon conversion; (i) the conditions and restrictions, if any, on the payment of dividends or on the making of other distributions on, or the purchase, redemption or other acquisition by the Corporation or any subsidiary, of any other class or series of stock of the Corporation ranking junior to such shares as to dividends or upon liquidation;
(j) the conditions, if any, on the creation of indebtedness of the Corporation, or any subsidiary; and (k) such other preferences, rights, restrictions and qualifications as the Board of Directors may determine.

     All shares of the Common Stock shall be of the same class and shall have equal dividend or distribution, liquidation and other rights.

     All shares of the Common Stock shall rank equally, and all shares of the Preferred Stock shall rank equally, and be identical within their classes in all respects regardless of series, except as to terms which may be specified by the Board of Directors pursuant to the above provisions. All shares of any one series of a class of Preferred Stock shall be of equal rank and identical in all respects, except that shares of any one series issued at different times may differ as to the dates which dividends thereon shall accrue and be cumulative.

     2. Other Provisions. Shares of Common Stock or Preferred Stock of any class or series may be issued with such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, option or special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted by the Board of Directors. Any of the voting powers, designations, preferences, rights and qualifications, limitations or restrictions of any such class or series of stock may be made dependent upon facts ascertainable outside the resolution or resolutions of the Board of
Directors providing for the issue of such stock by the Board of Directors, provided the manner in which such facts shall operate upon the voting powers, designations, preferences, rights and qualifications, limitations or restrictions or such class or series is clearly set forth in the resolution or resolutions providing for the issue of such stock adopted by the Board of Directors. Shares of Common or Preferred Stock reacquired by the Corporation shall no longer be deemed outstanding and shall have no voting or other rights unless and until reissued. Shares reacquired by the Corporation may be canceled and restored to the status of authorized and unissued stock by action of the Board of Directors.

     3. Common Stock. Except as otherwise provided in any resolution or resolutions adopted by the Board of Directors, the Common Stock shall (a) have the exclusive voting power of the corporation; (b) entitle the holders thereof to one vote per share at all meetings of the stockholders of the Corporation;
(c) entitle the holders to share ratably, without preference over any other shares of the Corporation, in all assets of the Corporation in the event of any dissolution, liquidation or winding up of the Corporation; and (d) entitle the record holder thereof on such record dates as are determined, from time to time, by the Board of Directors to receive such dividends, if any, if, as and when declared by the Board of Directors.

                                  ARTICLE FIVE

     The Corporation is to have perpetual existence.

                                   ARTICLE SIX

     No stockholder shall have any pre-emptive right to purchase shares of the Corporation.

                                  ARTICLE SEVEN

     1. Designations. The governing board of the Corporation shall be styled as a "Board of Directors," and any member of said Board shall be styled as a "Director."

The number of members constituting the first Board of Directors is three (3); and the name and the post office address of each of said members are as follows:

        Name               Address

        James R. Gilley    10670 North Central Expressway, Suite 555
                           Dallas, Texas 75231

        Gene S. Bertcher   10670 North Central Expressway, Suite 555
                           Dallas, Texas 75231

        Al Gonzales        10670 North Central Expressway, Suite 555
                           Dallas, Texas 75231

     2. Number, Election and Terms of Directors. The business and affairs of the Corporation shall be managed by a Board of Directors, which, subject to the rights of holders of shares of any class of series of Preferred Stock of the Corporation then outstanding to elect additional Directors under specified circumstances, shall consist of not less than three nor more than twenty-one persons. The exact number of Directors within the minimum and maximum limitations specified in the preceding sentence shall be fixed from time to time by either (i) the Board of Directors pursuant to a resolution adopted by a majority of the entire Board of Directors, (ii) the affirmative vote of the holders of eighty percent (80%) or more of the voting power of all of the shares of the Corporation entitled to vote generally in the election of Directors voting together as a single class, or (iii) pursuant to Paragraph 7 of Article Nine hereof. No decrease in the number of Directors constituting the Board of Directors shall shorten the term of any incumbent Director. The directors shall be divided into three classes of equal or approximately equal number, with all three classes to be elected at the special meeting of stockholders at which this Amended Article Seven, Paragraph 2 is approved. The initial term of office of Class 1, currently a class of three directors, will expire' at the annual meeting of stockholders in 1993; of Class 11, currently a class of three directors, at the annual meeting of stockholders in 1994; and of Class III, currently a class of three directors, at the annual meeting of stockholders in 1995. Each director elected shall hold office until his successor shall be elected and shall qualify. At each annual meeting of stockholders beginning with the annual meeting of stockholders in 1993, directors elected to succeed those whose terms are then expiring shall be elected for a full term of office expiring at the third succeeding annual meeting of stockholders after their election. Should the number of directors which constitute the whole Board of Directors be changed as permitted by this Paragraph 2 of Article 7, such majority of the whole Board of Directors or such holders of eighty percent (80%) or more of the voting power of the Corporation, as applicable, shall also fix and determine the number of directors of which each class shall be comprised.

     3. Stockholder Nomination of Director Candidates. Advance notice of stockholder nominations for the election of Directors shall be at least 120 days in advance of the date in which the next previous annual meeting of stockholders was held.

     4. Newly-Created Directorships and Vacancies. Subject to the rights of the holders of any series of any Preferred Stock then outstanding, newly-created directorships resulting from any increase in the authorized number of Directors and any vacancies in the Board of Directors resulting from the death, resignation, retirement, disqualification, removal from office or other cause may be filled by a majority vote of the Directors then in office even though less than a quorum, or by a sole remaining Director.

     5. Removal. Subject to the rights of the holders of any series of any Preferred Stock then Outstanding, any Director or the entire Board of Directors, may be removed from office at any annual or special meeting called for such purpose, and then only for cause and only by the affirmative vote of the holders of eighty percent (80%) or more of the voting power of all of the shares of the Corporation entitled to vote generally in the election of Directors, voting together as a single class. As used herein, cause shall mean only the following: proof beyond the existence of a reasonable doubt that a Director has been convicted of a felony, committed gross negligence or willful misconduct resulting in a material detriment to the Corporation, or committed a material breach of his fiduciary duty to the Corporation resulting in a material detriment to the Corporation.

     6. Amendment, Repeal, etc. Notwithstanding anything contained in these Articles of Incorporation to the contrary, the affirmative vote of the holders of eighty percent (80%) or more of the voting power of all of the shares of the Corporation entitled to vote generally in the election of Directors, voting together as a single class, shall be required to alter, amend or adopt any provision inconsistent with or repeal this Article Seven, or to alter, amend, adopt any provision inconsistent with or repeal comparable sections of the Bylaws of the Corporation.

                                  ARTICLE EIGHT

     Notwithstanding anything contained in these Articles of Incorporation to the contrary, the affirmative vote of the holders of eighty percent (80%) or more of the voting power of all the shares of the Corporation entitled to vote generally in the election of Directors, voting together as a single class, shall be required to call a special meeting of stockholders or to alter, amend, adopt any provision inconsistent with or repeal this Article Eight, or to alter, amend, adopt any provision inconsistent with comparable sections of the Bylaws.

                                  ARTICLE NINE

     No stock, whether paid up or issued as fully paid, shall be subject to assessment to pay the debts of the Corporation.

                                   ARTICLE TEN

     The Corporation shall have the power to indemnify its present or former Directors, officers, employees and agents or any person who served or is serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise to the full extent permitted by the General Corporation Law of Nevada. Such indemnification shall not be deemed exclusive of any other rights to which such person may be entitled, under any bylaws, agreements, vote of stockholders or disinterested Directors, or otherwise.

                                 ARTICLE ELEVEN

     A Director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages or breach of fiduciary duty as a director, except for liability (i) for any breach of the Director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of law, (iii) under the Act, or, (iv) for any transaction from which the Director derived an improper personal benefit.

                                 ARTICLE TWELVE

     The name and address of the incorporator is as follows:

                  Michael M. Watson
                  3200 NCNB Center, Tower 1
                  300 N. Ervay Street
                  Dallas, Texas 75201

                                    BYLAWS OF

                             GREENBRIAR CORPORATION
                               (the "Corporation")


                                    ARTICLE I

                                     Offices

Section 1.1. The registered office of the Corporation shall be in the County of Washoe, State of Nevada.

Section 1.2. The Corporation may also have offices at such other places both within and without the State of Nevada as the Board of Directors may from time to time determine or the business of the Corporation may require.

                                   ARTICLE II

                            Meetings of Stockholders

Section 2.1. All meetings of the stockholders for the election of Directors and for any other purpose may be held at such time and place, within or without the State of Nevada, as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.

Section 2.2. An annual meeting of the stockholders for the election of Directors and for the transaction of such other business as may properly come before the meeting shall be held each year, within six months after the end of the prior fiscal year at 10:00 a.m. on a date to be selected by the Board of Directors. At the meeting, the stockholders shall elect directors, and transact such other business as may properly be brought before the meeting.

Section 2.3. Written notice of the annual meeting stating the place, date and hour of the meeting shall be given to each stockholder entitled to vote at such meeting not less than ten (10) nor more than fifty (50) days before the date of the meeting.

Section 2.4. The officer who has charge of the stock ledger of the Corporation shall prepare and make, at least ten (10) days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder, for any purpose germane to the meeting, which shall be open to the inspection of any stockholder during ordinary business hours, for a period of at least ten (10) days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

Section 2.5. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the Articles of Incorporation, may be called by the President or by the Board of Directors or by the written order of a majority of the Directors; and shall be called by the President or Secretary at the request in writing of stockholders owning 80% or more of the entire capital stock of the Corporation issued and outstanding and entitled to vote. Such request by the stockholders shall state the purpose or purposes of the proposed meeting.

Section 2.6. Written notice of a special meeting stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called, shall be given not less than ten (10) nor more than fifty (50) days before the date of the meeting, to each stockholder entitled to vote at such meeting.

Section 2.7. Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice.

Section 2.8. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute, by the Articles of Incorporation or by these Bylaws. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have the power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. If the adjournment is for more than thirty (30) days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

Section 2.9. When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes, these Bylaws or of the Articles of Incorporation, a different vote is required, in which case such express provision shall govern and control the decision of such question. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

Section 2.10. Unless otherwise provided in the Articles of Incorporation, each stockholder shall at every meeting of the stockholders be entitled to one vote in person or by proxy executed in writing by the stockholder or by his or her duly authorized attorney-in-fact, for each share of the capital stock having voting power held by such stockholder, but no proxy shall be voted on after six (6) months from its date, unless the proxy provides for a longer period. Each proxy shall be filed with the Secretary of the Corporation prior to, or at the time of, the meeting. Any vote may be taken via voice or by show of hands unless the holders of at least ten percent (10%) of shares outstanding and entitled to vote object, in which case written ballots shall be used.

Section 2.11. Any action required to be taken at any annual or special meeting of stockholders may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted, and shall be delivered to the Corporation by hand delivery or certified mail, return receipt requested, to its registered office in Nevada, its principal place of business or an officer or agent having custody of the minute book of the Corporation. The Corporation shall provide a copy thereof to all stockholders not participating in the consent action. Notwithstanding anything contained in these Bylaws to the contrary, this Section 2.11 of Article II may be amended, supplemented, or appealed only by the affirmative vote of the holders of 80% or more of the voting power of all of the shares of the Corporation entitled to vote generally in the election of Directors, voting together as a single class.

Section 2.12. Any stockholder proposing to nominate a person for election to the Board of Directors shall provide the Corporation 120 days prior written notice of such nomination, stating the name and address of the nominee and describing his qualifications for being a Director of the Corporation. Such notice shall be sent or delivered to the principal office of the Corporation to the attention of the Board of Directors, with a copy to the President and Secretary of Corporation.

Section 2.13. At any meeting of stockholders, the President of the Corporation shall act as the chairman of the meeting, and the stockholders shall not have the right to elect a different person as chairman of the meeting. The chairman of the meeting shall have the authority to determine (i) when the election polls shall be closed in connection with any vote to be taken at the meeting; and (ii) when the meeting shall be recessed. No action taken at a meeting shall become final and binding if any group of stockholders representing 20% or more of the shares entitled to be voted for such action shall contest the validity of any proxies or the outcome of any election.

Section 2.14. The Board of Directors may fix in advance a record date for the purpose of determining stockholders entitled to notice of, or to vote at, a meeting of stockholders, such record date to be not less than ten nor more than fifty days prior to such meeting; or the Board of Directors may close the stock transfer books for such purpose for a period of not less than ten nor more than fifty days prior to such meeting. In the absence of any action of the Board of Directors, the date upon which the notice of the meeting is mailed shall be the record date.

Section 2.15. The order of business at annual meetings, and so far as practicable at other meetings of stockholders, shall be as follows unless changed by the Chairman:

        (a)     Call to order
        (b)     Proof of due notice of meeting
        (c)     Determination of quorum and examination of proxies
        (d)     Announcement of availability of voting list (See Bylaw 2.04)
        (e)     Announcement of distribution of annual statement (See Bylaw 7.4)
        (f)     Reading and disposing of minutes of last meeting of stockholders
        (g)     Reports of Officers and committees
        (h)     Appointment of voting inspectors
        (i)     Unfinished business
        (j)     New business
        (k)     Nomination of Directors
        (1)     Opening of polls for voting
        (m)     Recess
        (n)     Reconvening; closing of polls
        (o)     Report of voting inspectors
        (p)     Other business
        (q)     Adjournment

                                   ARTICLE III

                                    Directors

Section 3.1. The business and affairs of the Corporation shall be managed by a Board of Directors, which shall have and may exercise all of the powers of the Corporation, except such as are expressly conferred upon the stockholders by law, by the Articles of Incorporation or by these Bylaws. Subject to the rights of the holders of shares of any series of Preferred Stock then outstanding to elect additional Directors under specified circumstances, the Board of Directors shall consist of not less than three
     (3) nor more than twenty-one (21) persons. The exact number of Directors within the minimum and maximum limitations specified in the preceding sentence shall be fixed from time to time by either (i) the Board of Directors pursuant to a resolution adopted by a majority of the entire Board of Directors, (ii) the affirmative vote of the holders of 80% or more of the voting power of all of the shares of the Corporation entitled to vote generally in the election of Directors, voting together as a single class, or (iii) the Articles of Incorporation. No decrease in the number of Directors constituting the Board of Directors shall shorten the term of any incumbent Director. The directors shall be divided into three classes of equal or approximately equal number, with all three classes to be elected at the special meeting of stockholders in March 1993. The initial term of office of Class I, currently a class of three directors, will expire at the annual meeting of stockholders in 1993; of Class II, currently a class of three directors, at the annual meeting of stockholders in 1994; and of Class III, currently a class of three directors, at the annual meeting of stockholders in 1995. Each director elected shall hold office until his successor shall be elected and shall qualify. At each annual meeting of stockholders beginning with the annual meeting of stockholders in 1993, directors elected to succeed those whose terms are then expiring shall be elected for a full term of office expiring at the third succeeding annual meeting of stockholders after their election. Should the number of directors which constitute the whole Board of Directors be changed as permitted by this Paragraph 2 of Article 7, such majority of the whole Board of Directors or such holders of eighty percent (80%) or more of the voting power of the Corporation, as applicable, shall also fix and determine the number of directors of which each class shall be comprised. Subject to the rights of holders of any series of any Preferred Stock then outstanding, any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause may be filed by a majority vote of the Directors then in office even though less than a quorum or by a sole remaining Director and the Directors so chosen shall hold office until the next annual election and until their successors are duly elected and shall qualify, unless sooner displaced. If the remaining Directors fail to select a successor Director to fill a vacancy within sixty (60) days of its occurrence, the vacancy shall be filled by the vote of a majority of the outstanding shares. If there are no Directors in office, then an election of Directors may be held in the manner provided by statute. Newly-created directorships resulting from any increase in the authorized number of Directors may be filled by the remaining Directors. Directors elected to fill a vacancy will serve the remaining portion of the unexpired term; provided, however, that Directors elected to fill a vacancy by virtue of expanding the number of Directors shall serve until the next election of Directors by stockholders.

Section 3.2. No stockholder shall have the right to cumulate his votes for the election of Directors but each share shall be entitled to one vote in the election of such Director. At any meeting of the stockholders, every stockholder having the right to vote may vote either in person or by proxy executed in writing by the stockholder or by his duly authorized attorney-in-fact. Such proxy shall be filed with the Secretary of the Corporation prior to, or at the time of, the meeting.

                       Meetings of the Board of Directors

Section 3.3. The Board of Directors of the Corporation may hold meetings, both regular and special, either within or without the State of Nevada.

Section 3.4. The first meeting of each newly elected Board of Directors shall be held without further notice immediately following the annual meeting of the stockholders, and at the same place unless the Directors change such time or place by unanimous vote.

Section 3.5. Regular meetings of the Board of Directors may be held without notice at such time and at such place as shall from time to time be determined by the Board.

Section 3.6. Special meetings of the Board may be called by the President or by Directors constituting at least one-third of Directors in office, on three
     (3) days' notice to each Director, either personally or by mail or by telegram.

Section 3.7. At all meetings of the Board, a majority of the Directors shall constitute a quorum for the transaction of business and the act of a majority of the Directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by statute, these Bylaws or by the Articles of Incorporation. If a quorum shall not be present at any meeting of the Board of Directors, the Directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present. Each Director who is present at a meeting will be deemed to have assented to any action taken at such meeting unless his dissent to the action is entered into the minutes of the meeting, or unless he or she files their written dissent thereto with the Secretary of the meeting or forwards such dissent by registered mail to the Secretary of the Corporation immediately after such meeting.

Section 3.8. Unless otherwise restricted by the Articles of Incorporation or these Bylaws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee.

Section 3.9. Unless otherwise restricted by the Articles of Incorporation or these Bylaws, members of the Board of Directors, or any committee designated by the Board of Directors, may participate in a meeting of the Board of Directors, or any committee, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation in a meeting shall constitute presence in person at the meeting.

Section 3.10. Interested Directors, Officers and stockholders.

     (a) If Paragraph (b) is satisfied, no contract or other transaction between the Company and any of its Directors, Officers or stockholders (or any corporation or firm in which any of them are directly or indirectly interested) shall be invalid solely because of such relationship or because of the presence of such Director, Officer or stockholder at the meeting authorizing such contract or transaction, or his participation in such meeting or authorization.

     (b) Paragraph (a) shall apply only if:

          (1) The material facts of the relationship or interest of each such Director, Officer or stockholder are known or disclosed:

               (A) To the Board of Directors and they nevertheless authorizes or ratifies the contract or transaction by a majority of the Directors present, each such interested Director to be counted in determining whether a quorum is present but not in calculating the majority necessary to carry the vote; or

               (B) To the stockholders and they nevertheless authorize or ratify the contract or transaction by a majority of the shares present, each such interested stockholder to be counted in determining whether a quorum is present but not in calculating the majority necessary to carry the vote; and

          (2) The contract or transaction is fair to the Corporation as of the time it is authorized or ratified by the Board of Directors, a committee of the Board or the stockholders.

     (c) This provision shall not be construed to invalidate a contract or transaction which would be valid in the absence of this provision.

                             Committees of Directors

Section 3.11. The Board of Directors may, by resolution adopted by a majority of the whole Board, designate an Executive Committee from among its members.

Section 3.12. The Executive Committee shall consist of three or more Directors. The Executive Committee shall serve at the pleasure of the Board of Directors.

Section 3.13. The Executive Committee shall have and may exercise the authority of the Board of Directors in the management of the business and affairs of the Corporation except where action of the full Board of Directors is required by statute or by the Articles of Incorporation, and shall have power to authorize the seal of the Corporation to be affixed to all papers which may require it; except that the Executive Committee shall not have authority to: amend the Articles of Incorporation; approve a plan of merger or consolidation; recommend to the stockholders the sale, lease, or exchange of all or substantially all of the property and assets of the Corporation other than in the usual and regular course of its business; recommend to the stockholders the voluntary dissolution of the Corporation; amend, alter, or repeal the Bylaws of the Corporation or adopt new Bylaws for the Corporation; fill any vacancy in the Board of Directors or any other corporate committee; fix the compensation of any member of any corporate committee; alter or repeal any resolution of the Board of Directors; declare a dividend; or authorize the issuance of shares of the Corporation in excess of one million dollars in value. Each Director shall be deemed to have assented to any action of the Executive Committee unless, within seven days after receiving actual or constructive notice of such action, he or she deliver their written dissent thereto to the Secretary of the Corporation.

Section 3.14. The number of Executive Committee members may be increased or decreased (but not below three) from time to time by resolution adopted by a majority of the whole Board of Directors.

Section 3.15. Any member of the Executive Committee may be removed by the Board of Directors by the affirmative vote of a majority of the whole Board whenever in its judgment the best interests of the Corporation will be served thereby.

Section 3.16. A vacancy occurring in the Executive Committee (by death, resignation, removal or otherwise) shall be filled by the Board of Directors in the manner provided for original designation in Section 3.11 above.

Section 3.17. Time, place and notice, if any, of Executive Committee meetings shall be determined by the Executive Committee.

Section 3.18. At meetings of the Executive Committee, a majority of the number of members designated by the Board of Directors shall constitute a quorum for the transaction of business. The act of a majority of the members present at any meeting at which a quorum is present shall be the act of the Executive Committee, except as otherwise specifically provided by the statute or by the Articles of Incorporation or by these Bylaws. If a quorum is not present at a meeting of the Executive Committee, the members present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum is present.

Section 3.19. By resolution of the Board of Directors, the members of the Executive Committee may be paid their expenses, if any, of attendance at each meeting of the Executive Committee and may be paid a fixed sum for attendance at each meeting of the Executive Committee or a stated salary as a member thereof. No such payment shall preclude any member from serving the Corporation in any other capacity and receiving compensation therefor.

Section 3.20. The Executive Committee shall keep regular minutes of its proceedings and report the same to the Board of Directors when required. The minutes of the proceedings of the Executive Committee shall be placed in the minute book of the Corporation.

Section 3.21. Any action required or permitted to be taken at a meeting of the Executive Committee may be taken without a meeting if a consent in writing, setting forth the action so taken, is signed by all the members of the Executive Committee. Such consent shall have the same force and effect as a unanimous vote at a meeting. The signed consent, or a signed copy thereof, shall be placed in the minute book.

Section 3.22. The designation of an Executive Committee and the delegation of authority to it shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed by law.

Section 3.23. The Board of Directors may, by resolution adopted by the majority of the Directors, designate one or more other committees to conduct the business and affairs of the Corporation to the extent authorized by the resolution including but not limited to the following: Audit Committee, Compensation Committee, Stock Option Committee and Conflict of Interest Committee. The Board of Directors, by majority vote, shall have the power at any time to change the powers and members of any committee, to fill vacancies and to dispose of any committee. Members of any committee shall receive such compensation as the Board of Directors may from time to time provide. The designation of any committee and the delegation of authority to such committee shall not operate to relieve the Board of Directors of any responsibility imposed by law.

                            Compensation of Directors

Section 3.24. Unless otherwise restricted by the Articles of Incorporation or these Bylaws, the Board of Directors shall have the authority to fix the compensation of Directors. The Directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

                                   ARTICLE IV

                                     Notices

Section 4.1. Whenever, under the provisions of the statutes or of the Articles of Incorporation or of these Bylaws, notice is required to be given to any Director or stockholder, it shall not be construed to mean personal notice, but such notice may be given in writing, by mail, addressed to such Director or stockholder, at his address as it appears on the records of the Corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Notice to Directors may also be given by telegram or facsimile.

Section 4.2. Whenever any notice is required to be given under the provisions of the statutes or of the Articles of Incorporation or of these Bylaws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                                    ARTICLE V

                                    Officers

Section 5.1. The officers of the Corporation shall be chosen by the Board of Directors and shall be a president, one or more vice presidents, any one or more of which may be designated executive vice president or senior vice president, a secretary, and a treasurer. The Board of Directors may also choose a chairman of the board, assistant vice presidents and one or more assistant secretaries and assistant treasurers. Any number of offices may be held by the same person, unless the Articles of Incorporation or these Bylaws otherwise provide. The Chairman shall be elected from among the Directors.

Section 5.2. The Board of Directors at its first meeting after each annual meeting of stockholders shall choose a president, one or more vice presidents, a secretary and a treasurer.

Section 5.3. The Board of Directors may appoint such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board.

Section 5.4. The salaries of all officers and agents of the Corporation shall be fixed by the Board of Directors or a committee thereof.

Section 5.5. The officers of the Corporation shall hold office until their successors are chosen and qualify. Any officer elected or appointed by the Board of Directors may be removed with or without cause at any time by the affirmative vote of a majority of the Board of Directors then in office at any regular or special meeting. Such removal shall be without prejudice to the contract rights, if any, of the person so removed, provided, however, that the election or appointment of an officer shall not, of itself, create contract rights. Any vacancy occurring in any office of the Corporation shall be filled by the Board of Directors.

                              Chairman of the Board

Section 5.6. The Chairman of the Board, if any, shall preside at all meetings of the Board of Directors of the Corporation. In the Chairman's absence, such duties shall be attended to by the President. The Chairman shall not be an executive officer of the Corporation and shall have no duties or powers, express, apparent, or implied, except as set forth herein or in resolutions adopted by the Board of Directors. The Chairman may be the chief executive officer of the Corporation if so designated.

                                  The President

Section 5.7. The President shall be the Chief Executive Officer of the Corporation; he or she shall preside at all meetings of the stockholders and of the Board of Directors (unless the Corporation has a Chairman of the Board, who will, in that case, preside at all meetings of the Board of Directors), shall have general and active management of the business and affairs of the Corporation and shall see that all orders and resolutions of the Board are carried into effect. He or she shall perform such other duties and have such other authority and powers as the Board of Directors may from time to time prescribe. Within this authority and in the course of his or her duties the President shall:

     (a) Preside at all meetings of the stockholders and in the absence of the Chairman of the Board, or, if there is none, at all meetings of the Board of Directors, and shall be ex officio a member of all the standing committees, including the Executive Committee, if any.

     (b) Sign all certificates of stock of the Corporation, in conjunction with the Secretary or Assistant Secretary, unless otherwise ordered by the Board of Directors.

     (c) When authorized by the Board of Directors or required by law, execute, in the name of the Corporation, deeds conveyances, notices, leases, checks, drafts, bills of exchange, warrants, promissory notes, bonds, debentures, contracts, and other papers and instruments in writing, and unless the Board of Directors orders otherwise by resolution, make such contracts as the ordinary conduct of the Corporation's business requires.

     (d) Subject to the approval of the Board of Directors, appoint and remove, employ and discharge, and prescribe the duties and fix the compensation of all agent, employees, and clerks of the Corporation other than the duly appointed Officers, and, subject to the direction of the Board of Directors, control all of the Officers, agents and employees of the Corporation.

Section 5.8. The Vice-Presidents, if any, in the order of their seniority, unless otherwise determined by the Board of Directors, shall, in the absence or disability of the President, perform the duties and have the authority and exercise the powers of the President. They shall perform such other duties and have such other authority and powers as the Board of Directors may from time to time prescribe or as the President may from time to time delegate.

Section 5.9. The Secretary shall attend all meetings of the Board of Directors and all meetings of the stockholders and record all votes and minutes of all proceedings in a book to be kept for that purpose, and shall perform like duties for the Executive Committee when required. He or she shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors. He or she shall keep in safe custody the Seal of the Corporation and, when authorized by the Board of Directors or the Executive Committee, affix the same to any instrument requiring it, and when so affixed, it shall be attested by his signature or by the signature of the Treasurer or an Assistant Secretary. He or she shall be under the supervision of the President. He or she shall perform such other duties and have such other authority and powers as the Board of Directors may from time to time prescribe or as the President may from time to time delegate.

Section 5.10. The Assistant Secretaries, if any, in the absence or disability of the Secretary, perform the duties and have the authority and exercise the powers of the Secretary. They shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe or as the President may from time to time delegate.

Section 5.11. The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements of the Corporation and shall deposit all monies and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors. He or she shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the President and Directors, at the regular meeting of the Board, or whenever they may request it, an account of all his transactions as Treasurer and of the financial condition of the Corporation. If required by the Board of Directors, he or she shall give the Corporation a bond in such form, in such sum, and with such surety or sureties as satisfactory to the Board of Directors, for the faithful performance of the duties of his or her office. He or she shall perform such other duties and have such other authority and powers as the Board of Directors may from time to time prescribe or as the President may from time to time delegate.

Section 5.12. The Assistant Treasurer, if any, shall, in the absence of the Treasurer or in the event of his or her inability or refusal to act, perform the duties and exercise the powers of the Treasurer and shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

                                   ARTICLE VI

                             Certificates for Shares

Section 6.1. The shares of the Corporation shall be represented by a certificate. Certificates shall be signed by, or in the name of the Corporation by, the Chairman of the Board of Directors, or the President or Vice President and the Treasurer or an assistant treasurer, or the Secretary or an assistant secretary of the Corporation.

     Upon the face or back of each stock certificate issued to represent any partly paid shares, or upon the books and records of the Corporation in the case of uncertificated partly paid shares, shall be set forth the total amount of the consideration to be paid therefor and the amount paid thereon shall be stated. Certificates shall also contain such legends or statements as may be required by law and any agreement between the Corporation and the holder thereof.

     If the Corporation shall be authorized to issue more than one class of stock or more than one series of any class, the powers, designations, preferences and relative, participating, optional or other special lights of each class of stock or series thereof and the qualification, limitations or restrictions of such preferences and/or rights shall be set forth in full or summarized on the face or back of the certificate which the
     Corporation shall issue to represent such class or series of stock, provided that, except as otherwise provided in the Act, in lieu of the foregoing requirements, there may be set forth on the face or back of the certificate which the Corporation shall issue to represent such class or series of stock, a statement that the Corporation will furnish without charge to each stockholder who so requests the powers, designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights. Any security of the Corporation, including, among others, any certificate evidencing shares of the Common Shares and Preferred Shares or warrants to purchase Common Shares and Preferred Shares of the Corporation, which is issued to any person without registration under the Securities Act of 1933, as amended, or the Blue Sky laws of any state, shall not be transferable until the Corporation has been furnished with a legal opinion of counsel with reference thereto, satisfactory in form and content to the Corporation and its counsel, to the effect that such sale, transfer or pledge does not involve a violation of the Securities Act of 1933, as amended, or the Blue Sky laws of any state having jurisdiction. The certificate representing the security shall bear substantially the following legend:

     "THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR UNDER THE BLUE SKY LAWS OF ANY STATE AND MAY NOT BE OFFERED, SOLD OR TRANSFERRED UNLESS SUCH OFFER, SALE OR TRANSFER WILL NOT BE IN VIOLATION OF THE SECURITIES ACT OF 1933 OR ANY APPLICABLE BLUE SKY LAWS. ANY OFFER, SALE OR TRANSFER OF THESE SECURITIES MAY NOT BE MADE WITHOUT THE PRIOR WRITTEN APPROVAL OF THE CORPORATION OR ITS COUNSEL. "

Section 6.2. The consideration for the issuance of shares shall consist of any tangible or intangible property or benefit to the Corporation, including, but not limited to, cash, promissory notes, services performed, contracts for services to be performed or other securities of the corporation. Before the Corporation issues shares, the Board of Directors must determine that the consideration received or to be received for the shares to be issued is adequate. The judgment of the Board of Directors as to the adequacy of the consideration received for the shares issued is conclusive in the absence of actual fraud in the transaction. When the Corporation receives the consideration for which the Board of Directors authorized the issuance of shares, the shares issued therefor are fully paid and nonassessable. The Corporation may place in escrow shares issued for a contract for future services or benefits or a promissory note, or make any other arrangements to restrict the transfer of the shares. The Corporation may credit distributions made for the shares against their purchase price, until the services are performed, the benefits are received or the promissory note is paid. If the services are not performed, the benefits are not received or the promissory note is not paid, the shares escrowed or restricted and the distributions credited may be canceled in whole or in part.

Section 6.3. Unless otherwise provided in the subscription agreement, subscriptions of shares, whether made before or after organization of the Corporation, shall be paid in full at such time or in such installments and at such times as shall be determined by the Board of Directors for payment on subscriptions shall be uniform as to all shares of the same series. In case of default in the payment on any installment or call when payment is due, the Corporation may proceed to collect the amount due in the same manner as any debt due to the Corporation.

Section 6.4. For any indebtedness of a Stockholder to the Corporation, the Corporation shall have a first and prior lien on all preferred or common shares owned by him and on all dividends or other distributions declared thereon.

Section 6.5. Within a reasonable time after the issuance or transfer of uncertificated stock, the Corporation shall send to the registered owner thereof a written notice containing the information required to be set forth or stated on certificates pursuant to any requirements of the Act or a statement that the Corporation will furnish without charge to each stockholder who so requests the powers, designations preferences and relative participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights.

Section 6.6. Any or all the signatures on a certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he or she were such officer, transfer agent or registrar at the date of issue.

                                Lost Certificates

Section 6.7. The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates or uncertificated shares, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his or her legal representative, to advertise the same in such manner as it shall require or to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

                                Transfer of Stock

Section 6.8. Upon surrender to the Corporation or the transfer agent of the Corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignation or authority to transfer, it shall be the duty of the Corporation or the transfer agent of the Corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books. Upon receipt of proper transfer instructions from the registered owner of uncertificated shares, such uncertificated shares shall be canceled and issuance of new equivalent uncertificated shares or uncertificated shares shall be made to the person entitled thereto and the transaction shall be recorded upon the books of the corporation. Transfers of shares shall be made only on the books of the Corporation by the registered holder thereof, or by his or her attorney thereunto authorized by power of attorney and filed with the Secretary of the Corporation or the transfer agent.

Section 6.9. Every stockholder or transferee shall furnish the Secretary or a transfer agent with the address to which notice of meetings and all other notices may be served upon or mailed to him or her, and in default thereof, he or she shall not be entitled to service or mailing of any such notice.

                               Fixing Record Date

Section 6.10. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than fifty (50) nor less than ten (10) days before the date of such meeting, nor more than fifty
     (50) days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

                             Registered Stockholders

Section 6.11. The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, to vote as such owner, and to hold such person registered on its books liable for calls and assessments as the owner of such shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Nevada.

                                   ARTICLE VII

                             Miscellaneous/Dividends

Section 7.1. Dividends upon the capital stock of the Corporation, subject to the provisions of the Articles of Incorporation, if any, and applicable law, may be declared by the Board of Directors at any regular or special meeting. Dividends may be paid in cash, in properly or in shares of capital stock, subject to the provisions of the Articles of Incorporation.

Section 7.2. Before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for such other purpose as the Directors shall determine to be in the interest of the Corporation, and the Directors may modify or abolish any such reserve in the manner in which it was created.

                                Annual Statement

Section 7.4. Not later than one hundred fifty (150) days after the close of each full fiscal year of the Corporation, the Directors shall mail a report of the business and operation of the Corporation during such fiscal year to the stockholders, which report shall constitute the accounting of the Directors for such fiscal year. The report (herein the "Annual Report") shall be in such form and have such content as the Directors deem proper. The Annual Report shall include a balance sheet and a statement of income and surplus of the Corporation. Such financial statement shall be accompanied by the report of an independent certified public accountant thereon. A manually signed copy of the accountant's report shall be filed with the Directors.

                                     Checks

Section 7.5. All checks, demands, drafts, or other orders for payment of money, notes or other evidences of indebtedness issued in the name of the Corporation, shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

                                    Contracts

Section 7.6. The Board of Directors may authorize any officer, officers, agent, or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances.

                                    Deposits

Section 7.7. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies, or other depositories as the Board of Directors may select.

                                   Fiscal Year

Section 7.8. The fiscal year of the Corporation shall be fixed by resolution of the Board of Directors.

                                      Seal

Section 7.9. The corporate seal shall have inscribed thereon the name of the Corporation, the year of its organization and the words "Corporate Seal, Nevada." The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

                                 Indemnification

Section 7.10. Unless otherwise provided in the Articles of Incorporation, the Corporation shall indemnity its officers, agents and Directors to the full extent permitted by the General Corporation Law of Nevada. The protection and indemnification provided hereunder shall not be deemed exclusive of any other rights to which such Director, agent or officer or former Director or officer or such person may be entitled under any agreement, insurance policy, vote of stockholders or otherwise.

                                  ARTICLE VIII

                                   Amendments

Section 8.1. Notwithstanding any other provision contained in these Bylaws to the contrary, Sections 2.5, 2.11, 2.12 and 2.13 of Article II, Section 3.1 of Article III, and this Article VII of these Bylaws may be amended, supplemented, or repealed only by the affirmative vote of 80% or more of all of the shares of the Corporation entitled to vote generally in the election of Directors, voting together as a single class. In addition to the foregoing, the Board of Directors may amend or repeal these Bylaws or adopt new Bylaws.

                                   EXHIBIT 3.3

                           CERTIFICATE OF DECREASE IN
                          AUTHORIZED AND ISSUED SHARES

     The following certificate is filed on behalf of MEDICAL RESOURCE COMPANIES OF AMERICA, a Nevada corporation, pursuant to Section 78.207 of the Nevada Revised Statutes:

     1. The number of shares of common stock, par value $0.01 per share, before the change in capitalization was 100,000,000.

     2. The number of shares of common stock, par value $0.01 per share, after the change in capitalization, was 20,000,000. There is no change in par value.

     3. One share of new common stock, par value $0.01 per share, will be issued for each five shares of old common stock, par value $0.01 outstanding before the change.

     4. No fractional shares will be issued. Cash will be paid in lieu of issuing fractional shares upon surrender of certificates representing shares of old common stock, at the rate of $2.00 for each one-fifth share of new common stock.

     5.   Approval of the change by stockholders was not required nor obtained.

     6.   The change is effective immediately.


                                          MEDICAL RESOURCE COMPANIES
                                          OF AMERICA


Filed                                     By:  /s/  Gene S. Bertcher
IN THE OFFICE OF THE                           Gene S. Bertcher, Executive Vice
SECRETARY OF STATE OF THE                      President
STATE OF NEVADA
JAN 10 1996
No. 4538-91                               By:  /s/  Robert L. Griffis
/s/ Dean Heller                                Robert L. Griffis, Secretary
Secretary of State

STATE OF TEXAS

COUNTY OF DALLAS


This instrument was acknowledged before me on this 9th day of January, 1996, by GENE S. BERTCHER.

                              /s/ Frances A. Eagle
                              Notary Public, State of Texas


                              Frances A. Eagle
                              Printed Name of Notary
                              My Commission Expires: 10/31/99

                                 EXHIBIT 4.1.3.1

                      MEDICAL RESOURCE COMPANIES OF AMERICA

                  Certificate of Designations, Preferences and
                           Rights and Preferred Stock
                     By Resolution of the Board of Directors


     We, James R. Gilley, President and Robert L. Griffis, Secretary, of Medical Resource Companies of America, a corporation organized and existing under the laws of the State of Nevada, in accordance with the provisions of Section 78.195 of the Nevada Revised Statutes thereof, DO HEREBY CERTIFY:

     That, said Board of Directors adopted a resolution granting additional rights for the Series C Preferred Stock, which resolution is as follows:

          RESOLVED, that the Board of Directors of this Corporation hereby grants certain rights, in addition and without amendment to those set forth in the Certificate of Designation for the Series C Preferred Stock of the Corporation, to the holders of the Series C Preferred Stock, and as more particularly set forth on Exhibit C1 to these minutes.

          IN WITNESS WHEREOF, said Medical Resource Companies of America has caused its corporate seal to be hereunto affixed and this certificate to be signed by James R. Gilley its President, and Robert L. Griffis its Secretary this 15th day of March, 1996.

        By:       /s/  James R. Gilley
                  James R. Gilley, President


        By:       /s/ Robert L. Griffis
                  Robert L. Griffis, Secretary


STATE OF TEXAS

COUNTY OF DALLAS

     On March 15, 1996 personally appeared before me, a Notary Public, James R. Gilley, President, and Robert L. Griffis, Secretary, of Medical Resource Companies of America, who acknowledged that they executed the above instrument on behalf of said corporation.


                  /s/ Frances A. Eagle
                  Notary Public, State of Texas

                                   EXHIBIT C1

                            SERIES C PREFERRED STOCK

     1. Holders of Series C Preferred Stock shall have the right to vote together with the holders of the Common Stock, and not as a class (except as provided below), on any matters to come before a vote of the shareholders. Each share of Series C Preferred Stock shall be entitled to one vote.

     2. These voting rights for each share of Series C Preferred Stock are in addition to and without amendment of those set forth in the Certificate of Designation for the Series C Preferred Stock of the Corporation. Nothing contained herein shall affect or limit the voting powers, designations, preferences, limitations, restrictions and relative rights of the Series C Preferred Stock.

                                  EXHIBIT 4.1.4

                      MEDICAL RESOURCE COMPANIES OF AMERICA

                  Certificate of Designations, Preferences and
                           Rights and Preferred Stock
                     By Resolution of the Board of Directors


     We, James R. Gilley, President and Robert L. Griffis, Secretary, of Medical Resource Companies of America, a corporation organized and existing under the laws of the State of Nevada, in accordance with the provisions of Section 78.195 of the Nevada Revised Statutes thereof, DO HEREBY CERTIFY:

     That, pursuant to authority conferred upon the Board of Directors by the Articles of Incorporation (or an amendment thereto) of said Corporation, said Board of Directors, adopted, by unanimous written consent, a resolution providing for the issuance of a series of Six Hundred Seventy-Five Thousand (675,000) shares of Series D Preferred Stock, which resolution is as follows:

                  RESOLVED, that pursuant to the authority vested in the Board of Directors of this Corporation in accordance with the provisions of its Articles of Incorporation, effective as of March 15, 1996, a series of Preferred Stock of the Corporation be and it hereby is created, such series of Preferred Stock to be designated Series D Preferred Stock, to consist of 675,000 shares with a par value of $0.10 per share and to have dividend rate, rights of redemption and prices at which shares of such series may be redeemed as set forth on Exhibit D1 to these minutes.

     IN WITNESS WHEREOF, said Medical Resource Companies of America has caused its corporate seal to be hereunto affixed and this certificate to be signed by James R. Gilley its President, and Robert L. Griffis its Secretary this 15th day of March, 1996.

         By:      /s/ James R. Gilley
                  James R. Gilley, President


         By:      /s/ Robert L. Griffis
                  Robert L. Griffis, Secretary


STATE OF TEXAS

COUNTY OF DALLAS

     On March 15, 1996 personally appeared before me, a Notary Public, James R. Gilley, President, and Robert L. Griffis, Secretary, of Medical Resource Companies of America, who acknowledged that they executed the above instrument on behalf of said corporation.


                  /s/ Frances A. Eagle
                  Notary Public, State of Texas

                                   EXHIBIT D1

                            SERIES D PREFERRED STOCK

1. Medical Resource Companies of America (the "Company") establishes a series of Preferred Stock pursuant to the authority contained in the Articles of Incorporation of the Company, to be known as Series D Preferred Stock, par value $0.10 per share.

2. There shall be authorized the issuance of 675,000 shares of Series D Preferred Stock.

3. The issue price of Series D Preferred Stock shall be $5.00 per share, (the "Issue Price") issuable in exchange for property of like amount, or in lieu of dividends as described below.

4. An annual cash dividend shall be payable on Series D Preferred Stock, in the amount of $.47407 per share, payable quarterly beginning three months following the date of issuance. Such dividends shall be cumulative from the date of issue, so that no dividend (other than a dividend payable in Common Stock of the Company) or other distribution shall be paid or declared or made, and no amounts shall be applied to the purchase or redemption of the Common Stock or any other class of stock ranking junior to the Series D Preferred Stock as to dividends unless full cumulative dividends for all past dividend periods shall have been paid or declared and set apart for payment, and full dividends for the then current dividend period shall have been or simultaneously therewith shall be paid or declared and set apart for payment, on outstanding Series D Preferred Stock.

5. In the event of any dissolution, liquidation or winding up of the Company, whether voluntarily or involuntarily, the holders of Series D Preferred Stock, without any preference among them, along with and pari passu with the holders of the Series A, B & C Preferred Stock, shall be entitled to receive in cash out of the assets of the Company, whether capital or surplus or otherwise, before any distribution of the assets shall be made to the holders of Common Stock, an amount equal to the aggregate Issue Price of their shares, together, in all cases, with unpaid accumulated dividends, if any, whether such dividends are earned, declared or otherwise, to the date fixed for such payment. After payment to the holders of the Series D Preferred Stock of the full preferential amounts hereinbefore provided for, the holders of Series D Preferred Stock will have no other rights or claims to any of the remaining assets of the Company, either upon distribution of such assets or upon dissolution, liquidation or winding up. The sale of all or substantially all of the property of the Company to, or the merger, consolidation or reorganization of the Company into or with, any other company, or the purchase or redemption by the Company of any shares of any class of its Preferred Stock or its Common Stock or any other class of its stock shall not be deemed to be a distribution of assets or a dissolution, liquidation or winding up for the purposes of this paragraph.

6. So long as full cumulative dividends on all outstanding shares of Series D Preferred Stock for all dividend periods have been paid or declared and set apart for payment and subject to any applicable requirements of Nevada law, the Company may, at its option, redeem the whole or any part of the shares of Series D Preferred Stock, and the redemption price thereof shall be equal to the Issue Price of the shares so redeemed, plus the amount of unpaid accumulated dividends, if any, to the date of such redemption. All such redemptions of Series D Preferred Stock shall be effected in accordance with any procedure for redemptions set forth in the General Corporation Law of the State of Nevada. Shares of Series D Preferred Stock which are redeemed shall be restored to the status of authorized but unissued shares.

     On or before the date fixed for redemption, the Company, if it elects to call such shares for redemption, shall provide for payment of a sum sufficient to redeem the shares called for redemption either (1) by setting aside the sum, separate from its other funds, in trust for the benefit of the holders of the shares to be redeemed, or (2) by depositing such sum in a bank or trust company as a trust fund, with irrevocable instructions and authority to the bank or trust company to give or complete the notice of redemption and to pay, on or after the date fixed for redemption, the redemption price on surrender of certificates evidencing the shares of Series D Preferred Stock called for redemption. From and after the date fixed for redemption, (a) the shares shall be deemed to be redeemed, (b) dividends thereon shall cease to accumulate, (C) such setting aside or deposit shall be deemed to constitute full payment of the shares, (d) the shares shall no longer be deemed to be outstanding, (e) the holders thereof shall cease to be shareholders with respect to such shares, and (f) the holders thereof shall have no rights with respect thereto, except the right to receive their proportionate shares of the fund set aside pursuant hereto or deposited upon surrender of their respective certificates. Any interest accrued on funds set aside pursuant hereto or deposited shall belong to the Company. If the holders of shares do not, within six (6) years after such deposit, claim any amount so deposited for redemption thereof, the bank or trust company shall upon demand pay over to the Company the balance of the funds so deposited, and the bank or trust company shall thereupon be relieved of all responsibility to such holders.

7. Holders of the Series D Preferred Stock shall have no right to cause redemption of the Series D Preferred Stock by the Company.

8. Holders of Series D Preferred Stock shall have the right to vote together with the holders of the Common Stock, and not as a class (except as provided below), on any matters to come before a vote of the shareholders. Each share of Series D Preferred Stock shall be entitled to one vote.

9. In addition, the holders of shares of any and all series of Series D Preferred Stock outstanding on the record date for any such meeting of the shareholders shall be entitled to vote, as a single class, upon any proposed amendment to the Company's Articles of Incorporation, and their consent shall be required for any action of the Board of Directors, if such amendment or action would (I) increase or decrease the aggregate number of authorized shares of Series D Preferred Stock, (ii) increase or decrease the Issue Price of shares of Series D Preferred Stock, (iii) effect an exchange, reclassification or cancellation of all or part of the shares of Series D Preferred Stock, (iv) effect an exchange, or create a right of exchange, of all or any part of the shares of another class into shares of Series D Preferred Stock, (v) change the designations, preferences, limitations, or relative rights of any series of Series D Preferred Stock at the time outstanding in those respects in which the shares thereof vary from shares of other series or Series D Preferred Stock at the time outstanding, (vi) change the shares of Series D Preferred Stock into the same or a different number of shares, either with or without par value, of the same class or another class or classes, or (vii) cancel or otherwise affect accumulated but undeclared dividends on the shares of Series D Preferred Stock, and no such proposed amendment or action shall be deemed to have been adopted and approved without the affirmative vote or consent of holders of a majority of shares of Series D Preferred Stock then outstanding.

10. Subject to and upon compliance with the provisions hereof, and upon the approval of a majority of the shareholders of Common Stock (the "Common Stock") of the Company, which shall specifically exclude the vote of the holders of the Series D & E Preferred Stock for the approval, each holder of shares of Series D Preferred Stock shall have the right, at such holder's election, at any time after the close of business one year following the issuance of the Series D Preferred Stock, to convert all or any portion (in minimum increments of $25,000 per exercise if for less than all shares owned) of shares of Series D Preferred Stock into shares of Common Stock of the Company on the basis of Issuance Conversion Price per each share of Common Stock. The formula for such conversion shall be that the aggregate amount of the Issue Price of the shares of Series D Preferred Stock to be converted, divided by the Issuance Conversion Price, shall equal the number of shares of Common Stock to be issued upon conversion.

     The "Issuance Conversion Price" per share of the stock conveyed shall be $10.00. The Issuance Conversion Price and number of common shares issuable upon conversion shall be adjusted to take into account any and all increases or reductions in the number of shares of Common Stock outstanding which may have occurred since the date of issuance of the Series D Preferred Shares by reason of a split, share dividend, merger, consolidation, or other capital change or reorganization affecting the number of outstanding common shares so as fairly and equitably to preserve so far as reasonably possible the original conversion rights of the Series D Preferred Shares, and provided further that when such adjustment is required, no notice of redemption shall be given until such amendment and adjustment shall have been accomplished.

     Upon any conversion by a holder of all shares of Series D Preferred Stock, cumulative unpaid dividends shall be paid to the holder concurrently with the presentation of the shares for conversion. Upon any conversion of less than all shares owned by such holder, cumulative unpaid dividends on such portion not converted shall remain payable and shall be paid on the next scheduled dividend payment date. Upon conversion of all or a part of the outstanding Series D Preferred Shares, the Series D Preferred Shares surrendered for conversion shall be canceled and returned to the status of authorized but unissued shares. Under no circumstances shall the Company be obligated to issue any fractional shares.

     In order to exercise the conversion privilege, the holder of Series D Preferred Stock shall present the shares to the Company at its office, accompanied by written notice to the Company that the holder elects to convert all or a portion of Series D Preferred Stock. Such notice shall also state the name or names (with the address or addresses) in which the certificate or certificates representing Common Stock which shall be issuable on such conversion shall be issued. As soon as practicable after the receipt of such notice and the presentation of the Shares of the Series D Preferred Stock, the Company shall issue and shall deliver to the holder a certificate or certificates for the number of full shares of common stock issuable upon the conversion of Series D Preferred Shares (or portion hereof), and provision shall be made for any fraction of a Unit as provided above. Such conversion shall be deemed to have been effected immediately prior to the close of business on the date on which such notice shall have been received by the Company, and the shares of Series D Preferred Stock shall have been presented as aforesaid, and conversion shall be at the Issuance Conversion Price in effect at such time, and at such time the rights (other than rights in respect of accrued dividends) of the holder of the shares of Series D Preferred Stock as such holder shall cease (to the extent the shares of Series D Preferred Stock are so converted) and the person or persons in whose name or names any certificate or certificates for Common Stock shall be issuable upon such conversion shall be deemed to have become the holder or holders of record of the Common Stock represented thereby. Upon conversion by a holder of only a part of the shares of Series D Preferred Stock held by such holder, new shares of Series D Preferred Stock representing the shares not converted shall be issued in the name of such holder. Notwithstanding the holder's designation of names in which shares of Common Stock are to be issued, nothing contained in this Section shall permit the holder of the Series D Preferred Shares to make any transfer or assignment of its rights hereunder which is otherwise prohibited by the Series D Preferred Shares or by law.

                                  EXHIBIT 4.1.5

                      MEDICAL RESOURCE COMPANIES OF AMERICA

                  Certificate of Designations, Preferences and
                           Rights and Preferred Stock
                     By Resolution of the Board of Directors


     We, James R. Gilley, President and Robert L. Griffis, Secretary, of Medical Resource Companies of America, a corporation organized and existing under the laws of the State of Nevada, in accordance with the provisions of Section 78.195 of the Nevada Revised Statutes thereof, DO HEREBY CERTIFY:

     That, pursuant to authority conferred upon the Board of Directors by the Articles of Incorporation (or an amendment thereto) of said Corporation, said Board of Directors, adopted, by unanimous written consent, a resolution providing for the issuance of a series of one million nine hundred twelve thousand seven hundred eighty-four shares (1,912,784) shares of Series E Preferred Stock, which resolution is as follows:

                  RESOLVED, that pursuant to the authority vested in the Board of Directors of this Corporation in accordance with the provisions of its Articles of Incorporation, effective as of March 15, 1996 a series of Preferred Stock of the Corporation be and it hereby is created, such series of Preferred Stock to be designated Series E Preferred Stock, to consist of 1,912,784 shares with a par value of $0.10 per share and to have dividend rate, rights of redemption and prices at which shares of such series may be redeemed as set forth on Exhibit E1 to these minutes.



     IN WITNESS WHEREOF, said Medical Resource Companies of America has caused its corporate seal to be hereunto affixed and this certificate to be signed by James R. Gilley its President, and Robert L. Griffis its Secretary this 15th day of March, 1996.

         By:      /s/ James R. Gilley
                  James R. Gilley, President


         By:      /s/ Robert L. Griffis
                  Robert L. Griffis, Secretary


STATE OF TEXAS

COUNTY OF DALLAS

     On March 15, 1996 personally appeared before me, a Notary Public, James R. Gilley, President, and Robert L. Griffis, Secretary, of Medical Resource Companies of America, who acknowledged that they executed the above instrument on behalf of said corporation.


                  /s/ Frances A. Eagle
                  Notary Public, State of Texas

                                   EXHIBIT E1

                            SERIES E PREFERRED STOCK

1. Medical Resource Companies of America (the "Company") establishes a series of Preferred Stock pursuant to the authority contained in the Articles of Incorporation of the Company, to be known as Series E Preferred Stock, par value $0.10 per share.

2. There shall be authorized the issuance of 1,912,784 shares of Series E Preferred Stock.

3. The issue price of Series E Preferred Stock shall be $9.514 per share, (the "Issue Price") issuable in exchange for property of like amount, or in lieu of dividends as described below.

4. The Series E Preferred Stock shall have equal dividend or distribution, liquidation and other rights as the Common Stock of the Company except as set forth below.

5. Holders of the Series E Preferred Stock shall have no right to cause redemption of the Series E Preferred Stock by the Company.

6. Holders of Series E Preferred Stock shall have the right to vote together with the holders of the Common Stock, and not as a class (except as provided below), on any matters to come before a vote of the shareholders. Each share of Series E Preferred Stock shall be entitled to one vote.

7. In addition, the holders of shares of any and all series of Series E Preferred Stock outstanding on the record date for any such meeting of the shareholders shall be entitled to vote, as a single class, upon any proposed amendment to the Company's Articles of Incorporation, and their consent shall be required for any action of the Board of Directors, if such amendment or action would (I) increase or decrease the aggregate number of authorized shares of Series E Preferred Stock, (ii) increase or decrease the Issue Price of shares of Series E Preferred Stock, (iii) effect an exchange, reclassification or cancellation of all or part of the shares of Series E Preferred Stock, (iv) effect an exchange, or create a right of exchange, of all or any part of the shares of another class into shares of Series E Preferred Stock, (v) change the designations, preferences, limitations, or relative rights of any series of Series E Preferred Stock at the time outstanding in those respects in which the shares thereof vary from shares of other series or Series E Preferred Stock at the time outstanding, (vi) change the shares of Series E Preferred Stock into the same or a different number of shares, either with or without par value, of the same class or another class or classes, or (vii) cancel or otherwise affect accumulated but undeclared dividends on the shares of Series E Preferred Stock, and no such proposed amendment or action shall be deemed to have been adopted and approved without the affirmative vote or consent of holders of a majority of shares of Series E Preferred Stock then outstanding.

8. Subject to and upon compliance with the provisions hereof, and upon the approval of a majority of the shareholders of Common Stock (the "Common Stock") of the Company, which shall specifically exclude the vote of the holders of the Series D & E Preferred Stock for the approval, but not for quorum purposes, each holder of shares of Series E Preferred Stock shall have the right, at such holder's election to convert all or any portion (in minimum increments of $25,000 per exercise if for less than all shares owned) of the Issue Price of shares of Series E Preferred Stock into shares of Common Stock of the Company on the basis of one share of Series E Preferred Stock per each share of Common Stock.

     Subject to and upon compliance with the provisions hereof, and upon the approval of a majority of the shareholders of Common Stock (the "Common Stock") of the Company, which shall specifically exclude the vote of the holders of the Series D & E Preferred Stock for the approval, but not for quorum purposes, the Company shall have the right to convert all or any portion (in minimum increments of $25,000 per exercise if for less than all shares owned) of shares of Series E Preferred Stock into shares of Common Stock of the Company on the basis of one share of Series E Preferred Stock per each share of Common Stock.

     The number of common shares issuable upon conversion shall be adjusted to take into account any and all increases or reductions in the number of shares of Common Stock outstanding which may have occurred since the date of issuance of the Series E Preferred Shares by reason of a split, share dividend, merger, consolidation, or other capital change or reorganization affecting the number of outstanding common shares so as fairly and equitably to preserve so far as reasonably possible the original conversion rights of the Series E Preferred Shares, and provided further that when such adjustment is required, no notice of redemption shall be given until such amendment and adjustment shall have been accomplished.

     Upon conversion of all or a part of the outstanding Series E Preferred Shares, the Series E Preferred Shares surrendered for conversion shall be canceled and returned to the status of authorized but unissued shares. Under no circumstances shall the Company be obligated to issue any fractional shares.

     In order to exercise the conversion privilege, the holder of Series E Preferred Stock shall present the shares to the Company at its office, accompanied by written notice to the Company that the holder elects to convert all or a portion of Series E Preferred Stock. Such notice shall also state the name or names (with the address or addresses) in which the certificate or certificates representing Common Stock which shall be issuable on such conversion shall be issued. As soon as practicable after the receipt of such notice and the presentation of the Shares of the Series E Preferred Stock, the Company shall issue and shall deliver to the holder a certificate or certificates for the number of full shares of common stock issuable upon the conversion of Series E Preferred Shares (or portion hereof), and provision shall be made for any fraction of a Unit as provided above. Such conversion shall be deemed to have been effected immediately prior to the close of business on the date on which such notice shall have been received by the Company, and the shares of Series E Preferred Stock shall have been presented as aforesaid, and at such time the rights of the holder of the shares of Series E Preferred Stock as such holder shall cease (to the extent the shares of Series E Preferred Stock are so converted) and the person or persons in whose name or names any certificate or certificates for Common Stock shall be issuable upon such conversion shall be deemed to have become the holder or holders of record of the Common Stock represented thereby. Upon conversion by a holder of only a part of the shares of Series E Preferred Stock held by such holder, new shares of Series E Preferred Stock representing the shares not converted shall be issued in the name of such holder. Notwithstanding the holder's designation of names in which shares of Common Stock are to be issued, nothing contained in this Section shall permit the holder of the Series E Preferred Shares to make any transfer or assignment of its rights hereunder which is otherwise prohibited by the Series E Preferred Shares or by law.

     If a majority of the shareholders of Common Stock of the Company fail to approve the right of holders of Series E Preferred Stock to convert to Common Stock within two years of the date of issuance, a dividend shall become payable on the Series E Preferred Stock, in the amount of 12% of the Issue Price, payable quarterly beginning twenty-seven months following the date of issuance, in cash. Such dividends shall be cumulative from the date of issue, so that no dividend (other than a dividend payable in Common Stock of the Company) or other distribution shall be paid or declared or made, and no amounts shall be applied to the purchase or redemption of the Common Stock or any other class of stock ranking junior to the Series E Preferred Stock as to dividends unless full cumulative dividends for all past dividend periods shall have been paid or declared and set apart for payment, and full dividends for the then current dividend period shall have been or simultaneously therewith shall be paid or declared and set apart for payment, on outstanding Series E Preferred Stock.

                                  EXHIBIT 11.1

                                                                    Exhibit 11.1

                             Greenbriar Corporation

                        COMPUTATION OF EARNINGS PER SHARE

                                                                                           Year ended December 31,
                                                                                          1994                1995
                                                                                          ----                ----
Primary earnings per share

    Weighted average number of common shares outstanding                              3,679,000           3,539,000
                                                                                      =========           =========

    Net earnings                                                                     $1,788,000          $5,797,000
    Less dividends on preferred stock                                                  (327,000)           (225,000)
                                                                                      ---------           ---------

    Net earnings allocable to common shares                                          $1,461,000          $5,572,000
                                                                                      =========           =========

          Primary earnings per share                                                     $.40              $1.57
                                                                                          ===               ====


Fully-diluted earnings per share

    Weighted average number of common shares outstanding                              3,679,000           3,539,000
    Shares issuable on assumed conversion of debt                                        62,000              50,000

    Shares issuable on assumed conversion of preferred stock                            187,000             186,000
                                                                                       --------            --------

    Weighted average number of common shares outstanding                              3,928,000           3,775,000
                                                                                      =========           =========

    Net earnings allocable to common shares                                          $1,461,000          $5,572,000
       Add:     Interest on convertible debt, net of tax effect                          42,000               6,000
                Dividends on convertible preferred stock                                198,000             193,000
                                                                                       --------            --------

    Net earnings allocable to common shares on a fully-diluted basis                 $1,701,000          $5,771,000
                                                                                      =========           =========

          Fully-diluted earnings per share (Note)                                       $.43                $1.53
                                                                                         ===                 ====

     Note -The computation of fully-diluted earnings per share is presented in accordance with the requirements of Regulation S-B, although it is contrary to APB Opinion No. 15 for 1994 in that it produces an antidilutive result.

                                  EXHIBIT 22.1


                                                            State of             State of
Entity                                                    Organization         Qualification
- ----------------------------------------------------  --------------------  -------------------
Corporations
- ----------------------------------------------------
Altman Nursing, Inc. (1)                                       NV                   TX
Assisted Lending, Inc.                                         TX
CareAmerica, Inc.                                              DE                   AZ
Complete Corporation                                           TX
Equivest Oak Tree, Ltd.                                        GA
Equivest West Inc.                                             NV                   OR
EquiVest Inc.                                                  NV                   FL
Equivest Fairington, Ltd.                                      GA
Hermiston Assisted Living, Inc.                                OR
King City Retirement Corporation                               OR
Liberty Acquired Brain Injury Habilitation Services, Inc.      WA
Medical Concepts, Inc.                                         NV
MRC Assisted Living, Inc.                                      TX
MRC Payroll Company                                            TX
Oak Harbor Retirement Center, Inc.                             WA
Remuda Acquisition Corp.                                       TX
Tara Management, Inc.                                          TX
The Briarcliff at Texarkana, Inc.                              TX
The Denison-Greenbriar, Inc.                                   TX
The Greenbriar at Muskogee, Inc.                               OK
The Terrace, Inc.                                              OR
Villa Del Rey - Seaside, Inc.                                  OR
VLS & Associates, Inc.                                         WA
Wedgwood Retirement Inns, Inc.                                 WA
Limited Liability Corporations
- ----------------------------------------------------
Harlingen Retirement LLC                                       TX




                                                            State of             State of
Entity                                                    Organization         Qualification
- ----------------------------------------------------  --------------------  -------------------
Lewiston Group LLC                                             WA                   ID
Rose Garden Estates, LLC                                       WA
Roswell Retirement, Ltd. Co.                                   NM
Roswell Senior Apartments, Ltd. Co.                            NM
Sweetwater Springs Group, LLC                                  GA
Partnerships & Limited Partnership
- ----------------------------------------------------
Crown Pointe Development <F2>                                  CA
Liberty Group                                                  WA
Lincolnshire Partners                                          OR
Neawanna by the Sea Limited Partnership <F3>                   OR
Oak Harbor Retirement Center L.P.                              WA
Retirement Housing Associates                                  WA                   CA
Villa del Rey - Roswell Limited Partnership <F3>               NM

<F1>70% ownership
<F2>60% Ownership
<F3>49% Ownership