Form 10KSB/A
period 1995-12-31
MEDICAL RESOURCE COMPANIES OF AMERICA
filed 1996-05-08
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                                  FORM 10-KSB/A
                               (Amendment No. One)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1995

                                                        OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________ to _____________

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

                                                    Name of Each Exchange
         Title of Each Class                         on Which Registered
         Common Stock, $.01 par value              American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
         NO                                          YES   X

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

Transitional Small Business Disclosure Format (check one):

                  Yes               No   X

                                TABLE OF CONTENTS

                                    PART III




ITEM 13: EXHIBITS, LIST AND REPORTS ON FORM 8-K............................... 1

ITEM 13: EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) The following exhibits required to be filed by Item 601 of Regulation S-B are filed as part of this Annual Report on Form 10-KSB:

Exhibit
Number    Description of Exhibits
- ------    -----------------------

3.1 Articles of Incorporation of Medical Resource Companies of America ("Registrant") (filed as Exhibit 3.1 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

*3.1.1    Restated Articles of Incorporation of Greenbriar Corporation.

3.2 Bylaws of Registrant (filed as Exhibit 3.2 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

3.2.1 Amendment to Section 3.1 of the Bylaws of Registrant adopted upon approval of the Merger(filed as Exhibit 3.2.1 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

*3.3      Certificate of Decrease in Authorized and Issued Shares.

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

*4.1.3.1 Amendment to Certificate of Designations, Preferences and Rights of Preferred Stock dated August 18, 1993, relating to Registrants' Series C Preferred Stock.

*4.1.4 Certificate of Designations, Preferences and Rights of Preferred Stock dated March 15, 1996, relating to Registrants' Series D Preferred Stock.

*4.1.5 Certificate of Designations, Preferences and Rights of Preferred Stock dated March 15, 1996, relating to Registrants' Series E Preferred Stock.

4.3.2 Registration Rights Agreement dated April 27,1990 between Registrant's predecessor and International Health Products, Inc. (assumed by Registrant), which has been assigned to JRG Investments, Inc.,
          relating  to  4,150,000  shares  of  Registrant'   Common  Stock,  the
          benefits of which were further assigned to Professional Investors Insurance, Inc. as to 600,000 shares in November 1992(filed on June 5, 1990, as an Exhibit to the Registrant's predecessor's Current Report on Form 8-K and incorporated herein by reference).

Exhibit
Number    Description of Exhibits
- ------    -----------------------

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

4.5.5 Registration Right Agreement dated July 29, 1994 re. New Life Treatment Centers, Inc. (filed as Exhibit 4.5.5 to Registrant's Form 10-KSB for the year ended December 31, 1994).

4.5.6 Restricted Stock Agreement dated July 29, 1994 re. New Life Treatment Centers, Inc.(filed as Exhibit 4.5.6 to Registrant's Form 10-KSB for the year ended December 31, 1994).

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

Exhibit
Number    Description of Exhibits
- ------    -----------------------

4.8.1 Stock Purchase Agreement dated March 15, 1996 between Wedgwood Retirement Inns, Inc., Victor L. Lund, Paul Dendy, Mark Hall, Frank R. Reeves, Doris Thornsbury, Teresa Waldroff and Medical Resource Companies of America (filed with Registrant's 8-K, dated March 15, 1996, and incorporated herein by this reference).

4.8.2 Amendment to Stock Purchase Agreement (dated March 15, 1996) dated March 15, 1996 between Wedgwood Retirement Inns, Inc., Victor L. Lund, Paul Dendy, Mark Hall, Frank R. Reeves, Doris Thornsbury, Teresa Waldroff and Medical Resource Companies of America (filed with Registrant's 8-K, dated March 15, 1996, and incorporated herein by this reference).

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

Exhibit
Number    Description of Exhibits
- ------    -----------------------

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

Exhibit
Number    Description of Exhibits
- ------    -----------------------

10.9.1 Form of Stock Option to purchase 10,000 shares of Registrant's Common Stock issued to Michael Merrell on October 12, 1992 (filed as Exhibit
          10.9.1 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

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

10.9.6 Form of $62,500 promissory note dated December 29, 1994, payable to Registrant by .A. Tuttle representing the purchase price of 50,000 shares of Registrant's common stock (filed as Exhibit 10.9.6 to Registrant's Form 10-KSB for the year ended December 31, 1994).

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

10.13     Registrant's  1992  Stock  Option  Plan  (filed  as  Exhibit  10.13 to
          Registrant's   Form  S-4  Registration  Statement,  Registration   No.
          33-55968, and incorporated herein by this reference).

Exhibit
Number    Description of Exhibits
- ------    -----------------------

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

10.21.3 Pledge Agreement dated as of May 23, 1992 between James R. Gilley and M.S. Holding Co. Corp. (filed as Exhibit 10.22.3 to Registrant's Form S-4 Registration Statement, Registration No.33-55968, and incorporated herein by this reference).

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

10.21.6 Blank Assignment and Power of Attorney signed by JRG Investment Co., Inc. relating to 1,268,000 shares of Registrant's Common Stock(filed as Exhibit 10.22.6 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

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

Exhibit
Number    Description of Exhibits
- ------    -----------------------

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

10.30.2   Memorandum of Understanding amending Exhibit 10.30.1.(Filed as Exhibit
          10.30.2  to  Registrant's Form 10-KSB for the year  ended December 31,
          1993).

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

11.1      Statement Regarding Computation of Earnings per Share of Registrant.

Exhibit
Number    Description of Exhibits
- ------    -----------------------

22.1      Subsidiaries of Registrant.

**23.1    Consent of Grant Thornton.

- -------------------------

* Filed with the original of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, filed with the Securities and Exchange Commission on April 14, 1996, and incorporated herein by reference.

**      Filed herewith.

b)      Reports on Form 8-K - None

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act"), and Rule 12b-15 promulgated thereunder, the Company has duly caused this Amendment No. One to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               GREENBRIAR CORPORATION



April 30, 1996                                 By: /s/ Gene S. Bertcher
                                               ------------------------
                                               Gene S. Bertcher, Director,
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                  EXHIBIT 23.1

               Consent of Independent Certified Public Accountants




We have issued our report dated March 8, 1996, accompanying the consolidated financial statements included in the Annual Report of Greenbriar Corporation on Form 10-KSB for the year ended December 31, 1995. We hereby consent to the incorporation by reference of said report in the Registration Statements of Greenbriar Corporation on Form S-3 (File No. 33-64840) and Form S-8 (File No. 33-65856).

/s/  Grant Thornton LLP
GRANT THORNTON LLB

Dallas, Texas
May 1, 1996