Form 10QSB
GREENBRIAR CORP
filed 1996-05-20
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the period ended March 31, 1996

                                       or

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT of 1934

         For the transition period from ___________ to ___________.

                         Commission File Number: 0-8187

                             GREENBRIAR CORPORATION
                 (Name of Small Business Issuer in its Charter)

           Nevada                                   75-2399477
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification Number)

                   4265 Kellway Circle, Addison, Texas, 75244
                    (Address of principal executive offices)
                                 (214) 407-8400
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  YES [X]      NO [ ]

At May 14, 1996, the issuer had outstanding 3,478,000 shares of par value $.01 common stock.

                             Greenbriar Corporation

PART I.           FINANCIAL INFORMATION

ITEM 1.           Financial Statements

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

These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

                             Greenbriar Corporation
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                      March 31,     December 31,
                                                         1996            1995
                                                         ----            ----
                                                     (Unaudited)
         ASSETS

CURRENT ASSETS
 Cash                                                 $  5,642         $  7,199
 Accounts receivable - trade                               584               23
 Deferred income tax benefit                                 -            2,150
 Other current assets                                    1,636            1,536
                                                      --------         --------

         Total current assets                            7,862           10,908


REAL ESTATE                                              6,372            3,190

NET ASSETS OF MOBILITY GROUP                                 -            3,371

INVESTMENT IN SECURITIES, AT COST                        4,153            1,853

NOTES RECEIVABLE                                         9,117            7,368

PROPERTY AND EQUIPMENT, AT COST

 Land                                                    6,360              322
 Buildings and improvements                             46,358              767
 Equipment and furnishings                               1,789              203
 Construction in progress                                3,884            1,576
                                                      --------         --------
                                                        58,391            2,868
         Less accumulated depreciation                     268              252
                                                      --------         --------
                                                        58,123            2,616

RESTRICTED CASH AND INVESTMENTS                          3,254              105

OTHER ASSETS                                               387              361
                                                      --------         --------
                                                      $ 89,268         $ 29,772
                                                      ========         ========

                             Greenbriar Corporation
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                  (Amounts in thousands, except per share data)



                                                     March 31,      December 31,
                                                       1996            1995
                                                       ----            ----
                                                    (Unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term
   debt                                              $  1,575        $      8
 Accounts payable - trade                               1,554             412
 Accrued expenses                                       1,980             343
 Other current liabilities                                495             130
                                                     --------        --------

         Total current liabilities                      5,604             893

LONG-TERM DEBT                                         36,563             901

DEFERRED INCOME TAXES                                   1,495               -

DEFERRED GAIN                                           3,083           3,083

STOCKHOLDERS' EQUITY
 Series B cumulative  convertible  preferred
   stock, $.10 par value;  liquidation
   value of $353 in 1996 and $1,330 in 1995;
   authorized,  100 shares; issued and
   outstanding, 4 and 14 shares in 1996
   and 1995, respectively                                   1               1
 Series C cumulative convertible preferred
   stock, $.10 par value; liquidation
   value of $2,000; authorized, issued and
   outstanding, 20 shares                                   2               2
 Series D cumulative preferred stock,
   $.10 par value; authorized, issued and
   outstanding 675 shares in 1996                          68               -
 Series E cumulative preferred stock,
   $.10 par value; authorized, issued and
   outstanding 1,950 shares in 1996                       195               -
 Common stock; $.01 par value; authorized
   20,000 shares; issued and outstanding,
   3,478 and 3,452 shares in 1996 and 1995,
   respectively                                            35              35
 Additional paid-in capital                            50,764          33,957
 Accumulated deficit                                   (6,026)         (6,584)
                                                     --------        --------
                                                       45,039          27,411
   Less stock purchase note receivable                 (2,516)         (2,516)
                                                     --------        --------
                                                       42,523          24,895
                                                     --------        --------
                                                     $ 89,268        $ 29,772
                                                     ========        ========

                             Greenbriar Corporation
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands, except per share data)


                                                           For the Three
                                                         Month Period Ended
                                                       March 31,       March 31,
                                                         1996            1995
                                                     -----------     -----------
                                                     (Unaudited)     (Unaudited)

Revenue
  Long-term care residences                           $     -          $   555
  Real estate operations                                  156              195
  Gain on sale of assets                                   32            5,149
  Interest                                                261              193
  Other                                                   450                9
                                                      -------          -------
                                                          899            6,101


Expenses
  Long-term care residences                                 -              318
  Real estate operations                                   73               97
  General and administrative                              724              837
  Interest                                                 26              121
                                                      -------          -------
                                                          823            1,373


         Earnings from continuing operations
           before income taxes                             76            4,728

Income tax expense                                         29            1,608
                                                      -------          -------

         Earnings from continuing operations               47            3,120


Discontinued operations
  Loss from operations, net of income
         taxes                                              -              (14)
  Gain on disposal, net of income
         taxes                                            580                -
                                                      -------           ------

         Net earnings                                     627            3,106


Preferred stock dividend requirement                      (34)             (81)
                                                      -------          -------

Earnings allocable to common stockholders             $   593          $ 3,025
                                                      =======          =======

Earnings per share
   Continuing operations                              $   .01          $   .83
   Net earnings                                       $   .17          $   .83

Weighted average number of common and
   equivalent shares outstanding                        3,444            3,655

                             Greenbriar Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                    For The Three
                                                                  Month Period Ended
                                                                March 31,    March 31,
                                                                  1996         1995
                                                              (Unaudited)  (Unaudited)
                                                              -----------  -----------
Cash flows from operating activities
  Net earnings                                                 $    627     $   3,106
  Adjustments to reconcile net
   earnings to net cash used in
   operating activities
     Discontinued operations                                       (580)           14
     Depreciation and amortization                                   34           206
         Gain on sales of assets                                    (32)       (5,149)
         Changes in operating assets
           and liabilities
           Accounts receivable                                       (4)          790
                   Due from affiliates                                -             7
                   Deferred income taxes                            378         1,598
           Other current and noncurrent
                     assets                                        (550)        1,172
                   Accounts payable and other
                     liabilities                                   (124)       (2,087)
                                                               --------     ---------

             Total adjustments                                     (878)       (3,449)
                                                               --------     ---------

            Net cash provided by (used in)
                            operating activities of:
                                    Continuing operations          (251)         (343)
                                    Discontinued operations        (349)           13
                                                               --------     ---------

                     Net cash used in operating
                            activities                             (600)         (330)

Cash flows from investing activities
   Proceeds from sales of assets                                    256        18,276
   Additions to real estate                                           -           (33)
   Purchase of property and equipment                            (1,580)         (103)
   Net cash effect of purchase of
     subsidiary                                                     739             -
   Additions to notes receivable                                   (249)       (3,100)
   Investing activities of discontinued
     operations                                                       -           (90)
                                                               --------     ---------

             Net cash provided by (used in)
                        investing activities                       (834)       14,950


                             Greenbriar Corporation
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                             (Amounts in thousands)

                                                          For The Three
                                                        Month Period Ended
                                                    March 31,         March 31,
                                                      1996               1995
                                                   (Unaudited)       (Unaudited)


Cash flows from financing activities
   Payments on debt                                 $     (2)         $ (14,049)
   Dividends on preferred stock                            -                (62)
   Purchase of common stock                             (121)            (1,065)
                                                    --------          ---------

                    Net cash used in
                     financing activities               (123)           (15,176)
                                                    --------          ---------



                    NET DECREASE IN CASH AND
                     CASH EQUIVALENTS                 (1,557)              (556)

Cash and cash equivalents at beginning
         of period                                     7,199              8,376
                                                    --------           --------

Cash and cash equivalents at end of
         period                                     $  5,642          $   7,820
                                                    ========          =========



Supplemental information on noncash investing and financing transactions is as follows:


   Stock dividend paid on preferred
     shares                                         $     73           $     -


   Sale of subsidiary
     Securities received                            $  4,300                 -
     Net assets sold                                $  3,371                 -


   Purchase of subsidiary
     Fair value of assets acquired                  $ 60,819           $     -
     Liabilities assumed                             (40,499)                -
     Deferred income tax                              (3,261)                -
     Pre-acquisition loan and other
       costs                                            (680)                -
     Preferred stock issued                          (17,118)                -
                                                    --------           -------

                           Total cash received      $   (739)          $     -
                                                    ========           =======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Greenbriar Corporation and its subsidiaries ("Greenbriar" or "the Company") develops, builds, owns, operates and manages full service residential retirement and assisted living residences. Through its operations, the Company provides full service residential housing and personal assistance with the activities of daily living ("ADLs"), as needed, for the elderly. With the overall demand for alternative lifestyles for the elderly rapidly increasing, providing this residential lifestyle and maximizing choices for a growing segment of elderly, upscale customers, particularly the frail elderly, should provide potential for significant growth.


Residential Retirement and Assisted Living
------------------------------------------

During the past four years a basic strategy of Greenbriar was to acquire retirement, nursing and other healthcare facilities with the intention of improving the physical structure, occupancy and management efficiency of those facilities. Eventually the facilities would be sold to generate profits and provide working capital to grow the Company and increase stockholders' equity.

The Company began development of a focused full service residential retirement and assisted living strategy in 1994. The strategy employs a two-pronged approach to growth in the industry - acquisition and development.


Acquisition
-----------

In March 1996, the Company acquired substantially all of the assets and liabilities of a number of companies under common control and managed by Wedgwood Retirement Inns, Inc. ("Wedgwood"), headquartered in Vancouver, Washington. The acquisition has been accounted for as a purchase transaction and Wedgwood's operations will be reflected in the consolidated statement of earnings beginning April 1, 1996. Wedgwood was one of the first builders and management companies in the retirement and assisted living industry. The business of Wedgwood consists of the operation of 17 assisted living, congregate care and Alzheimer's facilities. Consideration given was 675,000 shares of Series D preferred stock, 1,949,950 shares of Series E preferred stock, and $220,000 in cash and notes, recorded at approximately $14,000,000. To enable the structuring of this acquisition as a tax-free exchange, the Company acquired a shopping center in North Carolina from James R. Gilley (the Company's Chairman, President and CEO) and members of his family in exchange for the Series D preferred stock. Consideration was given based upon a current, independently appraised value of $3,375,000. The Series D and E preferred stock will be convertible, following approval of the common stockholders, at a meeting expected to occur during the third quarter into common stock. The Series D will be convertible into 337,500 shares and the Series E will be convertible into 1,624,958 shares.

-----------------------

Wedgwood operates 17 properties, all offering some form of assistance with ADLs or instrumental activities of daily living ("IADLs"). Wedgwood also operates a head trauma injury/developmentally disabled special care residence.

The following table summarizes certain information regarding Wedgwood's residences. These residences generally are either owned, leased, and/or managed by Wedgwood or under construction or development. One residence, owned by third parties, is managed by Wedgwood for a fee based on gross revenues. One residence leased by Wedgwood is managed by a third party to whom Wedgwood pays a management fee, also based on gross revenues.


                                                   Date
                                                 Wedgwood
                                                Operations
Location                               Units     Commenced      Ownership
------------------------------------ --------- -------------  -------------
Owned or Leased and Managed
------------------------------------
Camelot (Harlingen, TX)                    165     9/94         Owned<F1>
Crown Pointe (Corona, CA)                  147     1/93         Owned<F4>
Liberty Rehab (Ellensburg, WA)              20     7/95         Owned<F1>
Lincolnshire (Lincoln City, OR)             64     11/95        Owned<F1>
Meadowbrook Place (Baker City, OR)          50     12/92        Owned<F1>
Pacific Pointe (King City, OR)             113     1/93         Leased<F2>
Rose Garden Estates (Ritzville, WA)         21     11/95        Owned<F1>
Summer Hill (Oak Harbor, WA)                59     2/94         Owned<F1>
The Terrace (Portland, OR)                  69     5/91         Owned<F1>
Villa del Rey (Merced, CA)                  92     12/79        Leased<F2>
Villa del Rey (Napa, CA)                    79     11/94        Leased<F2>
Villa del Rey (Roswell, NM)                133     10/87       Leased<F3><F5>
Villa del Rey (Visalia, CA)                 98     12/79        Leased<F2>
Villa del Sol (Roswell, NM)                 12     12/95        Owned<F1>
Wedgwood Terrace (Lewiston, ID)             50     11/95        Leased<F4>
                                     ---------
                            Subtotal     1,172
Managed, Owned by Third Party
------------------------------------
Timberhill Place (Corvallis, OR)            60     5/95          Managed
Leased, Managed by Third Party
------------------------------------
Neawanna by the Sea (Seaside, OR)           58     10/90       Leased<F3><F5>
                                     ---------
                               Total     1,290

<F1>     Subject to first mortgage.
<F2>     Leased from third party individuals or partnership.
<F3>     Residence is leased from a Real Estate Investment Trust.
<F4>     60% ownership of real estate and lessee.
<F5>     49% ownership of lessee.

Development
-----------

During 1995 the Company concentrated its efforts on identifying potentially successful locations for assisted living residences. In this process, proprietary demographic analysis and psychographic research methods were developed.

The Company determined that it would concentrate its internal development efforts on a 'County Seat America' approach to more readily identify potentially under-served markets. The following chart summarizes all the Company's properties currently under construction and development:

Location                                   Units
---------------------------------------  ---------
Under Construction
---------------------------------------
Sweetwater Springs  (Lithia Springs, GA)<F2>    49
The Greenbriar at Denison, TX                   44
The Greenbriar at Muskogee, OK <F1>             48
Villa de la Rosa  (Roswell, NM)<F1>             93
Under Development
---------------------------------------
Camelot Assisted Living (Harlingen, TX)<F1>     91
Camelot Independent (Harlingen, TX) <F3>        61
La Conner Retirement Inn  (La Conner, WA)       59
Oak Knoll (Paradise CA)                         99
Oak Park (Clermont, FL)                         60
The Briarcliff at Texarkana, TX                 44
The Briarcliff at Winston-Salem, NC             20
The Greenbriar at Brownwood, TX                 44
The Greenbriar at Palestine, TX                 44
The Greenbriar at Sherman, TX                   44
The Greenbriar at Wichita Falls, TX             44
Woodmark at Steel Lake (Federal Way, WA)       103
                                         ---------
                                  Total        947

<F1> Financing committed.
<F2> Leased from a real estate investment trust.
<F3> Units sold to residents who pay a monthly service fee.

Real Estate
-----------

As of March 31, 1996, Greenbriar owned three retail shopping centers located in Georgia and one in North Carolina. The aggregate book value of the four centers in accordance with generally accepted accounting principles is $6,372,000. While the shopping centers are profitable and provide operating cash flow, they do not fit in with the operating plan of the Company to build and acquire full service residential retirement and assisted living residences. Therefore, the Company intends to sell these shopping centers.


Sale of Mobility Assistance Subsidiaries
----------------------------------------

Effective January 1, 1996, the Company sold its wholly owned subsidiary American Mobility, Inc. ("AMI") along with AMI's subsidiaries Odyssey Mobility, Inc., Aviation Mobility, Inc. and Alpha Mobility, Inc. to Innovative Health Services, Inc. ("IHS"), a private company. The sale price was $4,300,000, consisting of a $2 million note and $2,300,000 (230,000 shares) of IHS's Class A convertible preferred stock. The Company will record a pre-tax gain of approximately $930,000 on the sale of AMI. The price and terms of the sale were determined through arms length negotiations between the parties. The $2 million note bears interest at the prime rate plus 1% and is payable quarterly. The note calls for annual principal payments equal to a percentage of IHS's earnings with a final payment due on February 9, 2001. The preferred stock has a cumulative dividend rate of 8% per annum, payable quarterly. The preferred stock has no voting rights unless dividends are in arrears. After three years, under certain circumstances, the Company can convert the preferred stock into IHS common stock, at a price of 75% of the prevailing market price at the time of conversation.


Liquidity and Capital Resources
-------------------------------

At March 31, 1996 current assets exceeded current liabilities by $2,258,000. During the first quarter of 1996 the Company sold the Mobility Group. This sale was a continuation of the Companys program of selling its non-strategic assets and using the proceeds to invest in existing operations by selling the Mobility Group.

Except for the real estate operation, revenue during the first quarter of 1996 was generally composed of interest and dividend income. Wedgwood will be part of consolidated operations beginning April 1, 1996. Beginning in the second quarter of 1996, the Company's operations will more fully reflect those of an operating full service residential retirement and assisted living company.

The Company has begun it's plan to build and operate assisted living residences. If necessary, the Company could fulfill it's existing short-term commitments through the use of existing capital; however, the Company anticipates it will finance the facilities. The Company is finalizing negotiations with a number of potential lenders for credit lines for use in development and construction of residences. These credit lines will be sufficient to fund the entire development program indicated above.

Results of Operations
---------------------

Three month period ended March 31, 1996 compared to three month period ended March 31, 1995.

Net earnings for the three month period ended March 31, 1996 were $627,000 as compared to $3,106,000 for the three month period ended March 31, 1995.


Long Term Care Residences
-------------------------

The Company sold "The Fountainview" on January 28, 1995. During the month of January, 1995 "The Fountainview" generated revenue of $552,000 and operating expenses of $318,000. For the three month period ended March 31, 1996 there was no comparable property.


Real Estate Operations
----------------------

Revenue from real estate operations was $156,000 for the three months ended March 31, 1996 as compared to $195,000 for the comparable period in 1995. Costs of operating these properties were $73,000 for the three months ended March 31, 1996 as compared to $97,000 for the comparable period in the prior year. The Company, as previously mentioned, has been selling assets not related to the development and acquisition of residential retirement and assisted living residences. The reduced level of revenue and expenses for real estate operations reflects the ongoing sale of those properties.


Gain on sale of assets
----------------------

As mentioned above, during January 1995 the Company sold "The Fountainview" and recorded a gain of $5,149,000. In February, 1996, the Company sold an investment in common stock for a gain of $32,000.


General and Administrative Expenses
-----------------------------------

General and administrative expenses were $724,000 for the three months ended March 31, 1996 compared to $837,000 for the comparable period in 1995. The change is due principally to the reduction of expenses related to the operations of the Mobility Group and "The Fountainview" which the Company has disposed of.


Interest Income and Expense
---------------------------

Interest and dividend income were $261,000 for the three month period ended March 31, 1996 compared to $193,000 for the comparable period in 1995. Interest expense was $26,000 for the three months ended March 31, 1996 compared to $121,000 for comparable period in 1995.

---------------------------------------

Throughout 1995 and the three months ended March 31, 1996 the Company disposed of assets not essential to its long range healthcare strategy. The proceeds from those sales were used to reduce debt and increase working capital. The increase in interest income is the result of having more working capital to invest. The decrease in interest expense is due to the reduction in debt due both to the payoff of mortgages when real estate assets were sold and the reduction of corporate debt when the proceeds from the sale of assets were used to pay off that debt.


Discontinued Operations
-----------------------

As mentioned above, during the first quarter of 1996 the Company sold all mobility operations. The gain on sale, net of tax, of $580,000 represents the gain from the sale of those businesses in the first quarter of 1996.


Forward Looking Statements
--------------------------

Certain statements included in this Managements' Discussion and Analysis are forward looking statements that predict the future development of the Company. The realization of these predictions will be subject to a number of variable contingencies, and there is no assurance that they will occur in the time frame proposed. The risks associated with the potential actualization of the Company's plans include: contractor delays, the availability and cost of financing, availability of managerial oversight and regulatory approvals, to name a few.

PART II.  OTHER INFORMATION


ITEM 2.  Changes in Securities

On March 15, 1996 the Board of Directors adopted a resolution to change the voting rights of the Company's Series C Preferred Stock. The resolution grants holders of Series C Preferred Stock the right to vote together with the holders of the Common Stock, and not as a class (except as provided below), on any matters to come before a vote of the shareholders. Each share of Series C Preferred Stock outstanding is now entitled to one vote. These voting rights for each share of Series C Preferred Stock are in addition to and without amendment of those set forth in the Certificate of Designation for the Series C Preferred Stock of the Corporation.



ITEM 4.  Submission of Matters to a vote of Security Holders


Prior to obtaining approval from affiliated stockholders comprising a majority of shares outstanding (as permitted by Nevada law), an information statement reflecting an amendment to the Company's Articles of Incorporation to change the name of the Company from "Medical Resource Companies of America" to "Greenbriar Corporation" was mailed to the stockholders during March, 1996. The name change was authorized by the Board of Directors on November 17, 1995 and became effective on March 27, 1996.


ITEM 6.  Exhibits and Reports on Form 8-K

During the quarter ended March 31, 1996, the Company filed a report dated February 20, 1996 on Form 8-K which reported the sale of American Mobility, Inc. along with its subsidiaries Odyssey Mobility Systems, Inc., Aviation Mobility, Inc. and Alpha Mobility, Inc. (See Part I, Item 2). The financial statements included with the filing were:

         A). A pro forma consolidated balance sheet of the Company as of September 30, 1995 prepared as though the disposition had occurred on September 30, 1995,

         B). A pro forma consolidated statement of operations of the Company for the year ended December 31, 1994 prepared as though the disposition had occurred at the beginning of the period, and,

         C). A pro forma consolidated statement of operations of the Company for the nine month period ended September 30, 1995 prepared as though the disposition had occurred at the beginning of the period.


Also during the first quarter of 1996, the Company filed a report dated March 29, 1996 on Form 8-K which reported the acquisition of Wedgwood Retirement Inns, Inc. (See Part I, Item 2). The financial statements required to be filed with respect to the acquisition will be filed by amendment.

                             Greenbriar Corporation


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.




                                                Greenbriar Corporation



Date:  May 20, 1996                             By: /s/ Gene S. Bertcher
                                                    --------------------
                                                    Gene S. Bertcher
                                                    Executive Vice President
                                                    Chief Financial Officer