Form 10QSB/A
period 1996-03-31
GREENBRIAR CORP
filed 1996-06-25
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB/A
                                (Amendment No.1)

(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                             Greenbriar Corporation
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                         March 31,      December 31,
                                           1996             1995
                                       -----------      ------------
                                                (Unaudited)
         ASSETS

CURRENT ASSETS
 Cash                                   $  5,642           $  7,199
 Accounts receivable - trade                 584                 23
 Deferred income tax benefit                  -               2,150
 Other current assets                      1,636              1,536
                                         --------           --------

         Total current assets              7,862             10,908


REAL ESTATE                                6,372              3,190

NET ASSETS OF MOBILITY GROUP                  -               3,371

INVESTMENT IN SECURITIES, AT COST          4,153              1,853

NOTES RECEIVABLE                           9,117              7,368

PROPERTY AND EQUIPMENT, AT COST

 Land                                      6,360                322
 Buildings and improvements               46,358                767
 Equipment and furnishings                 1,789                203
 Construction in progress                  3,884              1,576
                                         --------            --------
                                          58,391              2,868
         Less accumulated depreciation       268                252
                                         --------            --------
                                          58,123              2,616

RESTRICTED CASH AND INVESTMENTS            3,254                105

OTHER ASSETS                                 387                361
                                         --------            --------
                                        $ 89,268           $ 29,772
                                         ========            ========

                             Greenbriar Corporation
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                  (Amounts in thousands, except per share data)

                                                  March 31,         December 31,
                                                   1996                1995
                                                          (Unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term
   debt                                          $  1,575            $      8
 Accounts payable - trade                           1,554                 412
 Accrued expenses                                   1,980                 343
 Other current liabilities                            495                 130
                                                  --------             --------

         Total current liabilities                  5,604                 893

LONG-TERM DEBT                                     36,563                 901

DEFERRED INCOME TAXES                               1,495                   -

DEFERRED GAIN                                       3,083               3,083

STOCKHOLDERS' EQUITY
 Series B cumulative  convertible  preferred
   stock, $.10 par value;  liquidation
   value of $353 in 1996 and $1,330 in 1995;
   authorized,  100 shares; issued and
   outstanding, 4 and 14 shares in 1996
   and 1995, respectively                               1                   1
 Series C cumulative convertible preferred
   stock, $.10 par value; liquidation
   value of $2,000; authorized, issued and
   outstanding, 20 shares                               2                   2
 Series D cumulative preferred stock,
   $.10 par value; liquidation value of
   $3,375 in 1996; authorized, issued and
   outstanding 675 shares in 1996                      68                   -
 Series E cumulative preferred stock,
   $.10 par value; liquidation value of
   $18,552 in 1996; authorized, issued
   and outstanding 1,950 shares in 1996               195                   -
 Common stock; $.01 par value; authorized
   20,000 shares; issued and outstanding,
   3,478 and 3,452 shares in 1996 and 1995,
   respectively                                        35                  35
 Additional paid-in capital                        50,764              33,957
 Accumulated deficit                              ( 6,026)            ( 6,584)
                                                  --------            --------
                                                   45,039              27,411
   Less stock purchase note receivable             (2,516)             (2,516)
                                                  --------            --------
                                                   42,523              24,895
                                                  --------            --------
                                                 $ 89,268            $ 29,772
                                                  ========            ========
                                       4

                             Greenbriar Corporation
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands, except per share data)





                                                       For the Three
                                                     Month Period Ended
                                             March 31,                March 31,
                                               1996                     1995
                                            (Unaudited)              (Unaudited)

Revenue
  Assisted living residence rentals          $    -                   $   555
  Real estate rentals                           156                       195
  Gain on sale of assets                         32                     5,149
  Interest and dividends                        261                       193
  Other                                         450                         9
                                              ------                    ------
                                                899                     6,101


Expenses
  Assisted living residence operations            -                       318
  Real estate operations                         73                        97
  General and administrative                    724                       837
  Interest                                       26                       121
                                             -------                    -------
                                                823                     1,373


         Earnings from continuing operations
           before income taxes                   76                     4,728

Income tax expense                               29                     1,608
                                             -------                    -------

         Earnings from continuing operations     47                     3,120


Discontinued operations
  Loss from operations, net of income
         taxes                                    -                       (14)
  Gain on disposal, net of income
         taxes                                  580                         -
                                             -------                    ------

         Net earnings                           627                     3,106


Preferred stock dividend requirement            (34)                      (81)
                                             -------                   -------

Earnings allocable to common stockholders   $   593                   $ 3,025
                                              ======                    ======

Earnings per share
   Continuing operations                    $   .01                   $   .83
   Net earnings                             $   .17                   $   .83

Weighted average number of common and
   equivalent shares outstanding              3,444                     3,655

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

                             Greenbriar Corporation
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                             (Amounts in thousands)

                                                         For The Three
                                                       Month Period Ended
                                                  March 31,           March 31,
                                                    1996                 1995
                                                 (Unaudited)         (Unaudited)


Cash flows from financing activities
   Payments on debt                         $     (2)              $ (14,049)
   Dividends on preferred stock                    -                     (62)
   Purchase of common stock                     (121)                 (1,065)
                                               --------              ---------

                    Net cash used in
                     financing activities       (123)                (15,176)
                                               --------              ---------



                    NET DECREASE IN CASH AND
                     CASH EQUIVALENTS         (1,557)                   (556)

Cash and cash equivalents at beginning
         of period                             7,199                   8,376
                                               --------               --------

Cash and cash equivalents at end of
         period                             $  5,642               $   7,820
                                               ========               =========



Supplemental information on noncash investing and financing transactions is as follows:


   Stock dividend paid on preferred
     shares                                 $     73               $      -


   Sale of subsidiary
     Securities received                    $  4,300               $      -
     Net assets sold                        $  3,371               $      -


   Purchase of subsidiary
     Fair value of assets acquired          $ 60,819               $      -
     Liabilities assumed                     (40,499)                     -
     Deferred income tax                      (3,261)                     -
     Pre-acquisition loan and other
       costs                                    (680)                     -
     Preferred stock issued                  (17,118)                     -
                                             --------                  -------

                 Total cash received        $   (739)               $     -
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



Residential Retirement and Assisted Living
- ------------------------------------------
During the past four years a basic strategy of Greenbriar was to acquire retirement, nursing and other healthcare facilities with the intention of improving the physical structure, occupancy and management efficiency of those facilities. Eventually the facilities would be sold to generate profits and provide working capital to grow the Company and increase stockholders' equity.

The Company began development of a focused full service residential retirement and assisted living strategy in 1994. The strategy employs a twopronged approach to growth in the industry - acquisition and development.



Acquisition
- -----------
In March 1996, the Company acquired substantially all of the assets and liabilities of a number of companies under common control and managed by Wedgwood Retirement Inns, Inc. ("Wedgwood"), headquartered in Vancouver, Washington. The acquisition has been accounted for as a purchase transaction and Wedgwood's operations will be reflected in the consolidated statement of earnings beginning April 1, 1996. Wedgwood was one of the first builders and management companies in the retirement and assisted living industry. The business of Wedgwood consists of the operation of 17 assisted living, congregate care and Alzheimer's facilities.

To structure the Wedgwood acquisition as a tax-free exchange, the Company also acquired a shopping center in North Carolina from James R. Gilley and members of his family. The property was valued at its current independently appraised value of $3,375,000. Consideration given was 675,000 shares of Series D preferred stock. Greenbriar issued 1,949,950 shares ($14,000,000) of Series E preferred stock and $220,000 in cash and notes to the Wedgwood shareholders. Both classes of stock are unregistered, will have no trading market unless converted to common stock, and will be entitled to one vote per share on all matters to come before a meeting of stockholders. The Series D preferred stock will bear a cumulative quarterly dividend of 9.5% per year. The Series E preferred stock bears no dividend for two years and it is anticipated that Series E shares will be converted to Greenbriar common stock

- -----------------------
before that time. With shareholder approval, expected at a shareholders' meeting during 1996, both series of preferred stock will become convertible into unregistered shares of Greenbriar common stock, with the Series E convertible at
1.2 shares for each share of Greenbriar common stock and Series D convertible at two shares for each share of Greenbriar common stock,. As such, the Series D will be convertible into 337,500 shares and the Series E will be convertible into 1,624,958 shares.

The following table presents pro forma unaudited consolidated results of operations for the three month periods ended March 31, 1996 and 1995, assuming that the acquisition had taken place on January 1, 1996 and 1995, respectively. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition been made on January 1, 1996 or 1995, respectively or of future results of operations of the combined companies.

                                             (Amounts in Thousands)

                                       Three Month             Three Month
                                       Period Ended            Period Ended
                                      March 31, 1996           March 31, 1995
                                      --------------           --------------

Revenue                                $    5,202               $     9,617
Earnings (loss)from
continuing operations                  $     (225)              $     2,870
Net earnings                           $      355               $     2,856
Net earnings per share                 $     0.05               $      0.51




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

                                                   Date
                                                 Wedgwood
                                                Operations
Location                               Units     Commenced      Ownership
- ------------------------------------ --------- -------------  -------------
Owned or Leased and Managed
- ------------------------------------
Camelot (Harlingen, TX)                    165     9/94         Owned(1)
Crown Pointe (Corona, CA)                  147     1/93         Owned(4)
Liberty Rehab (Ellensburg, WA)              20     7/95         Owned(1)
Lincolnshire (Lincoln City, OR)             64     11/95        Owned(1)
Meadowbrook Place (Baker City, OR)          50     12/92        Owned(1)
Pacific Pointe (King City, OR)             113     1/93         Leased(2)
Rose Garden Estates (Ritzville, WA)         21     11/95        Owned(1)
Summer Hill (Oak Harbor, WA)                59     2/94         Owned(1)
The Terrace (Portland, OR)                  69     5/91         Owned(1)
Villa del Rey (Merced, CA)                  92     12/79        Leased(2)
Villa del Rey (Nap,a,a                      79     11/94        Leased(2)
Villa del Rey (Roswell, NM)                133     10/87       Leased(3,5)
Villa del Rey (Visalia, CA)                 98     12/79        Leased(2)
Villa del Sol (Roswell, NM)                 12     12/95        Owned(1)
Wedgwood Terrace (Lewiston, ID)             50     11/95        Leased(4)
                                     ---------
                            Subtotal     1,172
Managed, Owned by Third Party
- ------------------------------------
Timberhill Place (Corvallis, OR)            60     5/95          Managed
Leased, Managed by Third Party
- ------------------------------------
Neawanna by the Sea (Seaside, OR)           58     10/90       Leased(3,5)
                                     ---------
                               Total     1,290



(1)      Subject to first mortgage.
(2)      Leased from third party individuals or partnership.
(3)      Residence is leased from a Real Estate Investment Trust.
(4)      60% ownership of real estate and lessee.
(5)      49% ownership of lessee.

Development
- -----------
During 1995 the Company concentrated its efforts on identifying potentially successful locations for assisted living residences. In this process, proprietary demographic analysis and psychographic research methods were developed.

The Company determined that it would concentrate its internal development efforts on a 'County Seat America' approach to more readily identify potentially under-served markets. The following chart summarizes all the Company's properties currently under construction and development:



Location                                   Units
- ---------------------------------------  ---------
Under Construction
- ---------------------------------------
Sweetwater Springs  (Lithia Springs, GA) (2)    49
The Greenbriar at Denison, TX                   44
The Greenbriar at Muskogee, OK (1)              48
Villa de la Rosa  (Roswell, NM) (1)             93
Under Development
- ---------------------------------------
Camelot Assisted Living (Harlingen, TX) (1)     91
Camelot Independent (Harlingen, TX) (3)         61
La Conner Retirement Inn  (La Conner, WA)       59
Oak Knoll (Paradise CA)                         99
Oak Park (Clermont, FL)                         60
The Briarcliff at Texarkana, TX                 44
The Briarcliff at Winston-Salem, NC             20
The Greenbriar at Brownwood, TX                 44
The Greenbriar at Palestine, TX                 44
The Greenbriar at Sherman, TX                   44
The Greenbriar at Wichita Falls, TX             44
Woodmark at Steel Lake (Federal Way, WA)       103
                                         ---------
                                  Total        947



         (1) Financing committed.
         (2) Leased from a real estate investment trust.
         (3) Units sold to residents who pay a monthly service fee.

Real Estate
- -----------
As of March 31, 1996, Greenbriar owned three retail shopping centers located in Georgia and one in North Carolina. The aggregate book value of the four centers in accordance with generally accepted accounting principles is $6,372,000. While the shopping centers are profitable and provide operating cash flow, they do not fit in with the operating plan of the Company to build and acquire full service residential retirement and assisted living residences. Therefore, the Company intends to sell these shopping centers.



Sale of Mobility Assistance Subsidiaries
- ----------------------------------------
Effective January 1, 1996, the Company sold its wholly owned subsidiary American Mobility, Inc. ("AMI") along with AMI's subsidiaries Odyssey Mobility, Inc., Aviation Mobility, Inc. and Alpha Mobility, Inc. to Innovative Health Services, Inc. ("IHS"), a private company. The sale price was $4,300,000, consisting of a $2 million note and $2,300,000 (230,000 shares) of IHS's Class A convertible preferred stock. The Company will record a pre-tax gain of approximately $930,000 on the sale of AMI. The price and terms of the sale were determined through arms length negotiations between the parties. The $2 million note bears interest at the prime rate plus 1% and is payable quarterly. The note calls for annual principal payments equal to a percentage of IHS's earnings with a final payment due on February 9, 2001. The preferred stock has a cumulative dividend rate of 8% per annum, payable quarterly. The preferred stock has no voting rights unless dividends are in arrears. After three years, under certain circumstances, the Company can convert the preferred stock into IHS common stock, at a price of 75% of the prevailing market price at the time of conversation.


Liquidity and Capital Resources
- -------------------------------
At March 31, 1996 current assets exceeded current liabilities by $2,258,000. During the first quarter of 1996 the Company sold the Mobility Group. This sale was a continuation of the Companys program of selling its non-strategic assets and using the proceeds to invest in existing operations by selling the Mobility Group.

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

Results of Operations
- ---------------------
Three month period ended March 31, 1996 compared to three month period ended March 31, 1995.

Net earnings for the three month period ended March 31, 1996 were $627,000 as compared to $3,106,000 for the three month period ended March 31, 1995.


Long Term Care Residences
- -------------------------
The Company sold "The Fountainview" on January 28, 1995. During the month of January, 1995 "The Fountainview" generated revenue of $552,000 and operating expenses of $318,000. For the three month period ended March 31, 1996 there was no comparable property.


Real Estate Operations
- ----------------------
Revenue from real estate operations was $156,000 for the three months ended March 31, 1996 as compared to $195,000 for the comparable period in 1995. Costs of operating these properties were $73,000 for the three months ended March 31, 1996 as compared to $97,000 for the comparable period in the prior year. The Company, as previously mentioned, has been selling assets not related to the development and acquisition of residential retirement and assisted living residences. The reduced level of revenue and expenses for real estate operations reflects the ongoing sale of those properties.


Gain on sale of assets
- ----------------------
As mentioned above, during January 1995 the Company sold "The Fountainview" and recorded a gain of $5,149,000. In February, 1996, the Company sold an investment in common stock for a gain of $32,000.


General and Administrative Expenses
- -----------------------------------
General and administrative expenses were $724,000 for the three months ended March 31, 1996 compared to $837,000 for the comparable period in 1995. The change is due principally to the reduction of expenses related to the operations of the Mobility Group and "The Fountainview" which the Company has disposed of.


Interest Income and Expense
- ---------------------------
Interest and dividend income were $261,000 for the three month period ended March 31, 1996 compared to $193,000 for the comparable period in 1995. Interest expense was $26,000 for the three months ended March 31, 1996 compared to $121,000 for comparable period in 1995.

- ---------------------------------------
Throughout 1995 and the three months ended March 31, 1996 the Company disposed of assets not essential to its long range healthcare strategy. The proceeds from those sales were used to reduce debt and increase working capital. The increase in interest income is the result of having more working capital to invest. The decrease in interest expense is due to the reduction in debt due both to the payoff of mortgages when real estate assets were sold and the reduction of corporate debt when the proceeds from the sale of assets were used to pay off that debt.


Discontinued Operations
- -----------------------
As mentioned above, during the first quarter of 1996 the Company sold all mobility operations. The gain on sale, net of tax, of $580,000 represents the gain from the sale of those businesses in the first quarter of 1996.


Forward Looking Statements
- --------------------------
Certain statements included in this Managements' Discussion and Analysis are forward looking statements that predict the future development of the Company. The realization of these predictions will be subject to a number of variable contingencies, and there is no assurance that they will occur in the time frame proposed. The risks associated with the potential actualization of the Company's plans include: contractor delays, the availability and cost of financing, availability of managerial oversight and regulatory approvals, to name a few.

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


Also during the first quarter of 1996, the Company filed a report dated March 29, 1996 on Form 8-K which reported the acquisition of Wedgwood Retirement Inns, Inc. (See Part I, Item 2). The financial statements required to be filed with respect to the acquisition were filed by amendment and consisted of the following:

     A). The audited combined balance sheets of Wedgwood Retirement Inns as of December 31, 1995 and 1994, and the related combined statements of operations, stockholders', members', partners' and owners' deficit, and cash flows for each of the three years in the period ended December 31, 1995.


     B). A pro forma consolidated balance sheet of the Company as of December 31, 1995 prepared as though the acquisition had occurred on that date.


     C). A pro forma consolidated statement of earnings of the Company for the year ended December 31, 1995 prepared as though the acquisition had occurred at the beginning of the period.

                             Greenbriar Corporation


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.




                             Greenbriar Corporation



Date: June 19, 1996                               By:  /s/ Gene S. Bertcher
                                                       ---------------------
                                                       Executive Vice President
                                                       Chief Financial Officer