Form 10KSB/A
period 1995-12-31
GREENBRIAR CORP
filed 1996-07-25
CIK 105744

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10-KSB/A

                              (Amendment No. Two)
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________________ to _______________

                         Commission file number 0-8187
                            GREENBRIAR CORPORATION
               (Formerly Medical Resource Companies of America)
                (Name of Small Business Issuer in its charter)
             Nevada                                               75-2399477
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    4265 Kellway Circle, Addison, Texas                             75244
 (Address of principal executive offices)                         (Zip Code)


Issuer's telephone number, including area code:  (214) 407-8400

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
        Title of Each Class                            on Which Registered
        -------------------                           ---------------------
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
                   YES   X        NO
                       -----        -----
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

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the definitive Proxy Statement for the registrant's Annual Meeting of Stockholders held on May 24, 1996.

Transitional Small Business Disclosure Format (check one):

                      Yes          No   X
                          -----       -----


TABLE OF CONTENTS

ITEM 1:     DESCRIPTION OF BUSINESS.......................................  1
       Overview...........................................................  1
       Real Estate Operations.............................................  1
       Sale of Mobility Assistance Subsidiaries...........................  1
       Wedgwood Acquisition...............................................  2
       Overview of Assisted Living Operations.............................  4
       The Assisted Living Industry.......................................  4
       Business Strategy..................................................  5
       Assisted Living Services...........................................  8
       Properties.........................................................  8
       Facility Description............................................... 12
       Operations......................................................... 12
       Quality Assurance.................................................. 13
       Marketing.......................................................... 14
       Government Regulation.............................................. 14
       Competition........................................................ 15
       Insurance.......................................................... 16
       Environmental Matters.............................................. 16
       Employees.......................................................... 17
       Corporate Offices.................................................. 17

ITEM 2:      PROPERTIES................................................... 17

ITEM 3:      LEGAL PROCEEDINGS............................................ 17

ITEM 6:      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION.................................................... 18

ITEM 13:     EXHIBITS LIST AND REPORTS ON FORM 8-K........................ 24


ITEM 1:  DESCRIPTION OF BUSINESS
- -------  -----------------------

Overview


     On March 27, 1996, the Company changed its name from Medical Resource Companies of America to Greenbriar Corporation ("Greenbriar" or the "Company"). The Company existed from 1974 until 1989 as a real estate investment trust. In late 1989, control of the Company shifted to current management, who undertook to dispose of its REIT properties, establish a new focus on services and products to the elderly and reorganized the REIT as a Nevada corporation in May 1991. Until 1994, the Company's business was the acquisition, operation and sale of retirement, nursing and other healthcare facilities, as well as commercial real estate, and the manufacture and sale or lease of mobility assistance equipment. In 1994, the Company decided to change its business emphasis to the assisted living industry, and by early 1996 it had sold its existing nursing homes and retirement center properties, most of its commercial real estate, and its mobility equipment manufacturing subsidiaries. On March 15, 1996, the Company closed the acquisition (the "Wedgwood Acquisition") of Wedgwood Retirement Inns, Inc. ("Wedgwood"), as discussed below. Unless the context otherwise requires, references made hereafter to the "Company" or "Greenbriar" shall mean Greenbriar Corporation and its subsidiaries and predecessor entities, including Wedgwood and its predecessor entities.


     The Company's executive offices are located at 4265 Kellway Circle, Addison, Texas 75244, and its telephone number is (214) 407-8400.

Real Estate Operations


     At March 31, 1996, the Company owned three shopping centers in Georgia, and one shopping center in North Carolina. In June 1996 the Company entered into a contract to sell the three Georgia shopping centers for amounts that approximate the book value of the properties. The sale is expected to close in the third quarter. In July 1996, the Company determined to sell its remaining parcel of real estate consisting of the shopping center in Winston-Salem, North Carolina.


Sale of Mobility Assistance Subsidiaries


     On February 9, 1996, the Company sold its wholly owned subsidiary American Mobility, Inc. ("AMI") along with AMI's subsidiaries Odyssey Mobility Systems, Inc., Aviation Mobility, Inc. and Alpha Mobility, Inc. to Innovative Health Services, Inc. ("IHS"), a private company. The sales price was $4,300,000, consisting of a $2 million note and $2,300,000 (230,000 shares) of IHS's Class A convertible preferred stock. The Company recorded a gain of approximately $930,000 on the sale of AMI. The price and terms of the sale were determined through arms length negotiations between the parties. The fair value of the preferred stock for accounting purposes was determined based on discounted projected future cash flows. The $2 million note bears interest at the prime rate plus 1% and is payable quarterly. The note calls for annual principal payments equal to a percentage of IHS's earnings with a final payment due on February 9, 2001. The preferred stock has a cumulative dividend rate of 8% per annum, payable quarterly. The preferred stock has no voting rights unless dividends are in arrears. After three years, under certain circumstances, the Company can convert the preferred stock into IHS common stock, at a price of 75% of the prevailing market price at the time of conversion. As a result of this sale, the Company is no longer involved in the business of manufacturing, selling and leasing mobility assistance equipment. Until the note is paid in full, the Company has the right to designate one member of the Board of Directors of IHS. Gene S. Bertcher, Executive Vice President and Chief Financial Officer of the Company, presently serves as the Company's designee.

Wedgwood Acquisition

     General. On March 15, 1996, the Company acquired Wedgwood, which along with its principals owned various interests in 15 predecessor entities, each of which owned, leased or managed at least one assisted or independent living facility. As a result of the Wedgwood Acquisition, the Company now owns these entities and owns, leases or manages their facilities. See "Properties-Operating Facilities." All entities and facilities are owned 100% by the Company except for one facility owned 40% by minority owners and two entities owned 51% by Victor L. Lund. The Wedgwood Acquisition also provided the Company with additional operational and developmental expertise.

     The consideration for the Wedgwood Acquisition was 1,949,950 shares of Series E Preferred Stock, having an issue price and liquidation value of $16,852,000, and $220,000 in cash and notes to the sellers (the "Sellers"), who consisted of 20 persons, all of whom were previously unrelated to the Company. Such purchase price was determined through arms' length negotiations. It is anticipated that the Series E Preferred Stock will be convertible into 1,624,958 shares of Common Stock, representing approximately one-third of the Company's outstanding shares after consummation of the Wedgwood Acquisition if the Company's stockholders approve such convertibility at a meeting to be held in 1996. The Sellers include the following persons who owned either 5% or more of Wedgwood or who were officers or directors of Wedgwood.

                                                                        Shares of Common
                               Number of             Percentage            Stock Into
                               Shares of                 of              Which Series E            Current
                               Series E               Series E           Preferred Stock       Relationship to
Seller                      Preferred Stock       Preferred Stock        is Convertible          the Company
- ------                      ---------------       ---------------        --------------          -----------
Victor L. Lund                 1,457,953                75.8%               1,214,961         Director
Adult Children of
  Victor L. Lund                  78,828                 4.0%                  65,690         None
Paul W. Dendy                     19,360                 1.0%                  16,133         Executive Vice President
                                                                                                and Director
Mark W. Hall                      84,442                 4.4%                  70,368         Executive Vice President
                                                                                                and Director
Teresa L. Waldroff                24,920                 1.3%                  20,767         Vice President - Operations
                              ----------               -----               ----------           of Wedgwood
                               1,665,503                86.5%               1,387,919

     As an additional inducement for Victor L. Lund to enter into the acquisition with Greenbriar, Greenbriar assumed or agreed to indemnify him against indebtedness incurred in connection with the acquisition and development of the properties of Wedgwood, including approximately $43,200,000 for which he had issued his personal guarantees.

     In connection with the Wedgwood Acquisition, the Company entered into a Construction Management Agreement with Victor L. Lund pursuant to which Mr. Lund agreed to serve, for three years following closing of the Wedgwood Acquisition, as a construction manager to oversee construction for the Company of up to 20 assisted living facilities, including those that provide Alzheimer's care, during the term of the agreement. Mr. Lund will receive monthly fees based on the percentage of completion of each facility with a total fee of $150,000 for each facility successfully completed, less any profits or distributions paid to Mr. Lund from any partnership or limited liability company in which Mr. Lund and the Company both own equity interests. Mr. Lund is responsible for paying the costs of any construction supervisors or similar on site personnel employed by him to satisfy his oversight duties to the Company. Mr. Lund owns a 51% equity interest and the Company owns a 49% equity interest in two limited partnerships. The Company also has entered into employment agreements with Mr. Dendy for three years and Mr. Hall and Ms. Waldroff for one year.

     Organization and Consolidation of Wedgwood. Wedgwood Retirement Inns, Inc. ("WRII") was incorporated in May 1977 in the State of Washington. During early 1996, WRII consolidated itself (the "Consolidation") with 15 affiliated partnerships, corporations, limited liability companies and proprietorships (the "Predecessor Entities") owned by the Sellers, who agreed to exchange their interests in the Predecessor Entities for common stock in WRII which was then exchanged for Series E Preferred Stock of the Company pursuant to the Wedgwood Acquisition. The Predecessor Entities owned or leased a total of 15 assisted or independent living facilities, with two more under construction, at the time of the Consolidation and the Wedgwood Acquisition, and WRII managed all but one of the these facilities, plus an additional facility owned by a third party. All references to "Wedgwood" shall mean WRII and the Predecessor Entities on a consolidated basis.

     Acquisition of Shopping Center and the Series D Preferred Stock. It was important to the Sellers that the Wedgwood Acquisition not result in taxable gain to them. Because Wedgwood was formed from the consolidation of 16 separate legal entities, the only structure that was deemed suitable to achieve a tax free transaction was a contribution to a controlled corporation under Section 351 of the Internal Revenue Code of 1986. The Sellers would not have been in control of the Company following the Wedgwood Acquisition, and it was necessary to have additional assets contributed to the Company by others in exchange for equity securities so that the Sellers together with the other contributing assets would in the aggregate control more than 80% of the voting power of the Company following the transaction.

     In order to satisfy these objectives, a material part of the Wedgwood Acquisition included the contribution of a shopping center property in Winston-Salem, North Carolina to the Company in exchange for additional shares of voting stock. Such shopping center was owned by James R. Gilley and certain of his affiliates and family members. The following table reflects the number and percentage of shares of Series D Preferred Stock issued to each of them in exchange for their respective interests in the contributed shopping center as well as the number of shares of Common Stock into which such shares of Series D Preferred Stock are convertible:

                                   Number of                           Shares of Common
                                   Shares of        Percentage of      Stock Into Which
                                   Series D           Series D        Series D Preferred
Seller                          Preferred Stock    Preferred Stock   Stock is Convertible
- ------                          ---------------    ---------------   --------------------

JRG Investment Co., Inc.(1)         355,927             52.7%               177,963
Sylvia M. Gilley(2)                 157,613             23.3%                78,806
The April Trust(3)                  117,653             17.5%                58,827
W. Michael Gilley(4)                 37,057              5.5%                18,529
James R. Gilley                       6,750              1.0%                 3,375
                                    -------           -------               -------
                                    675,000            100.0%               337,500

- ---------------------------

(1)  Nevada corporation wholly owned by James R. Gilley.
(2)  Spouse of James R. Gilley.
(3)  Grantor trust for benefit of James R. and Sylvia M. Gilley.
(4)  Adult son of James R. and Sylvia M. Gilley.

     The shopping center was valued at $3,375,000 based on an independent appraisal prepared by the firm of Pinnacle Consulting Group, Inc., Dallas, Texas. Shares of Series D Preferred Stock were issued at an issue price and liquidation value of $5.00 per share, and will become convertible at a rate of two shares of Series D Preferred Stock for one share of Common Stock or an equivalent Common Stock conversion rate of $10.00 per share. The $10.00 equivalent per share conversion rate is the same equivalent per share conversion rate attributed to the Series E Preferred Stock, which was determined through arms' length negotiations.

     James R. Gilley was faced with certain conflicts of interest in determining to accept the Series D Preferred Stock in exchange for the shopping center. The exchange, including the equivalent per share conversion rate, issue and liquidation price, and voting rights attributed to the Series D Preferred Stock as a part of the tax planning for the Wedgwood Acquisition, was approved by the Conflicts of Interest Committee of the Board of Directors and by the full Board of Directors, with Mr. Gilley and W. Michael Gilley abstaining.

     Acquisition of the shopping center has been recorded on the financial statements of the Company at approximately $2.3 million, which is the cost of such property to the holders of Series D Preferred Stock. The net profit from the operation of the shopping center will be sufficient to cover the dividends payable on the Series D Preferred Stock. In July 1996, the Company determined to market the property for sale.

Overview of Assisted Living Operations

     Greenbriar Corporation is an established assisted living company that operates assisted and independent living facilities designed to serve the needs of the elderly population. Assisted living residents generally comprise frail elderly persons who require assistance with the activities of daily living such as ambulation, bathing, eating, personal hygiene, grooming and dressing ("ADLs"), but who do not generally require more expensive skilled nursing care. Independent living residents typically require only occasional assistance with ADLs but receive other support services. In addition, the Company also develops and operates facilities for residents suffering from Alzheimer's or other related dementia, a growing niche within the assisted living industry.

     The Company's objective is to capitalize on its extensive experience in the senior care industry to meet the growing demand for assisted living services. The Company's business strategy is to: (i) provide a wide range of assisted living services to its aging residents; (ii) target primarily private pay residents; (iii) design and construct or acquire facilities with units sufficiently large to provide the Company with the flexibility to allow double occupancy; (iv) emphasize providing assisted living services to residents with Alzheimer's or other forms of dementia through the operation of distinct Alzheimer's wings or dedicated Alzheimer's facilities; and (v) concentrate its facilities primarily in non-metropolitan communities located in the western and southern regions of the United States.

     As of July 1, 1996, the Company operated 16 facilities in six states, with a capacity of 1,276 residents, consisting of 15 facilities in which the Company has ownership or leasehold interests and one facility managed for a third party. In addition, the Company leases one facility that is managed by a third party. The Company plans to pursue an aggressive growth strategy through development and construction and, when opportunities arise, to acquire other facilities and assisted living companies through strategic acquisitions. As of July 1, 1996, the Company had seven assisted living facilities with capacity for 559 residents under construction (i.e., construction activities have commenced and are ongoing) and is developing 12 additional assisted living facilities with capacity for 719 residents (i.e. the site is under control and development activities such as site permitting, preparation of surveys, architectural plans and negotiation of construction contracts have commenced). Of the 16 facilities operated by the Company as of July 1, 1996, 15 were operated by Wedgwood at the time of the Wedgwood Acquisition.

The Assisted Living Industry

     The Company believes that the assisted living industry is emerging as a preferred alternative to meet the growing demand for a cost-effective setting in which to care for the elderly who do not require the more intensive medical attention provided by a skilled nursing facility but who cannot live independently due to physical or cognitive frailties. In general, assisted living represents a combination of housing, general support services and 24-hour a day personal care services designed to aid elderly residents with the activities of daily living ("ADLs"). Certain assisted living facilities may also provide assistance to residents with low acuity medical needs, or may offer higher levels of personal assistance for incontinent residents or residents with Alzheimer's disease or other forms of dementia. Generally, assisted living residents have higher levels of need than those of residents of independent retirement living centers but lower than those of residents in skilled nursing facilities. Annual expenditures in the assisted living industry have been estimated to be approximately $12 billion, including facilities ranging from "board and care" to full-service assisted living facilities such as those operated by the Company.


     The Company believes that assisted living is one of the fastest growing segments of elderly care and will continue to experience significant growth due to the following:


     Consumer Preference. The Company believes that assisted living is increasingly becoming the setting preferred by prospective residents and their families in which to care for the frail elderly. Assisted living offers residents greater independence in a residential setting, which the Company believes results in a higher quality of life than that experienced in more institutional or clinical settings, such as skilled nursing facilities.


     Demographic and Social Trends. The target market for the Company's services is persons generally 75 years and older, one of the fastest growing segments of the U.S. population. According to the U.S. Census Bureau, the portion of the U.S. population age 75 and older is expected to increase by 33.5%, from approximately 13.0 million in 1990 to over 17.4 million by the year 2000, and the number of persons age 85 and older, as a segment of the U.S. population, is expected to increase approximately 42% during the 1990s from 3.1 million to approximately 4.3 million. It is estimated that the total U.S. population will increase by approximately 11% during the same period. It is further estimated that approximately 57% of the population of seniors over age 85 need assistance with ADLs and more than one-half of such seniors develop Alzheimer's disease or other forms of dementia. According to the United States Bureau of the Census, the median net worth of householders age 75 and older has increased from $61,491 in 1988 to $76,541 in 1992. Accordingly, the Company believes that the number of seniors who are able to afford high-quality residential environments, such as those offered by the Company, has increased in recent years.


     Lower Average Cost. The Company believes that the average annual cost to residents of receiving assisted living care in the Company's assisted living facilities is significantly less than the cost of receiving similar care in a skilled nursing facility. According to the Marion Merrell Dow Inc. Managed Care Digest Series, Institutional Digest 1995, the average annual cost per person in 1994 in the United States for private, nursing home care was approximately $36,000. During the three months ended March 31, 1996, the average annualized revenue per assisted living resident in the Company's facilities was approximately $20,000.


     Changing Supply of Long-Term Care Beds. Most of the states in which the Company currently operates have enacted certificate of need ("CON") or similar legislation that restricts the supply of licensed nursing facility beds. These laws generally limit the construction of nursing facilities and the addition of beds or services to existing nursing facilities, and hence tend to limit the available supply of traditional nursing home beds. In addition, some long-term care facilities have started to convert traditional nursing home beds into sub-acute beds. The Company also believes that high construction costs and limits on government reimbursement for the full cost of construction and start-up expenses also will constrain the growth and supply of traditional nursing home facilities and beds. The Company expects that this tightening supply of nursing beds coupled with the aging population will create an increased demand for assisted living care facilities.

Business Strategy


     The Company believes that significant growth opportunities exist to provide assisted living services to the rapidly growing elderly population. The Company intends aggressively to expand its operations through the development and construction, and the selective acquisition of additional quality facilities and assisted living companies. The Company also intends to seek to improve the operating performance of its facilities through the continued enhancement of its operations.

     Growth Strategy. The Company's growth strategy emphasizes growth through the development and construction of assisted living facilities and, when opportunities arise, through strategic acquisitions of assisted living operations.


         Development Strategy. The Company intends to expand its operations through the development and construction of assisted living facilities primarily in selected non-metropolitan markets identified as under-served markets by the Company's market research. Currently, the Company is focusing most of its development activities in the southern and western regions of the United States. The Company has an integrated internal development approach pursuant to which the Company's management and other personnel (including designers and architects, market analysts and construction managers), locate sites for, develop and open its facilities. Personnel experienced in site selection conduct extensive market and site-specific feasibility studies before the Company commits significant financial resources to new projects. As of July 1, 1996, the Company was in the process of constructing seven facilities and has 12 additional facilities under development. The Company expects to open two of these facilities during the remainder of 1996. Construction time for new development generally ranges from six to twelve months. Once opened, new facilities generally achieve a stabilized level of occupancy of 95% or higher over periods ranging from six to twelve additional months. As of July 1, 1996, the Company had loans in place or has received commitments for approximately $64.3 million in lease credit lines and $22.1 million in mortgage credit lines, subject to final documentation, available for funding construction and development, subject to satisfaction of standard terms, conditions and approvals at the time construction of each new facility is commenced. See Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."


         The Company presently markets its facilities, other than its Alzheimer's units, on a private pay, single occupancy basis, although a limited number of non-Alzheimer's units in each Company facility have double occupancy, usually by married couples. However, the assisted living industry is evolving, and the Company believes there may be changes in government pay regulations or the ability for private pay residents to continue on such basis. Consequently, the units within the new facilities to be constructed by the Company will be sufficiently large to provide the Company with the flexibility to allow double occupancy and common areas will be larger to accommodate more residents. The Company's larger units and common areas will allow it to rapidly and inexpensively convert units from single to double occupancy, which the Company believes will provide a competitive advantage over its competitors who do not have units large enough to readily accommodate double occupancy. The Company's Alzheimer's units are large enough to accommodate double occupancy and are currently marketed primarily as semi-private units, but the Company has assumed for future planning purposes that approximately half of its Alzheimer's units will be occupied by a single person.


         To facilitate its construction and development strategy, the Company has entered into a Construction Management Agreement with Victor L. Lund, the founder of Wedgwood and a director of the Company, pursuant to which Mr. Lund agreed to serve, for three years following closing of the Wedgwood Acquisition, as a construction manager to oversee the Company's construction of up to 20 assisted living facilities, including those that provide Alzheimer's care.


         Acquisition Strategy. The Company has acquired, and intends to continue selectively to acquire as opportunities arise, assisted living operations. The Company may acquire one or more facilities or assisted living companies as a means to enter new markets and may also make acquisitions within its existing regions to gain further market share and leverage its existing operating infrastructure. In reviewing acquisition opportunities, the Company considers, among other things, the competitive climate, the current reputation of the facility or the operator, the quality of the management, the need to reposition the facility in the marketplace and costs associated therewith, the construction quality and any need for renovations of the facility and the opportunity to improve or enhance operating results.


     Operating Strategy. The Company's operating strategy is to achieve and sustain a strong competitive position within its chosen markets as well as to continue to enhance the performance of its operations. The Company also will seek to enhance its current operations by (i) maintaining and improving occupancy rates at its facilities; (ii) opportunistically increasing resident service fees; and (iii) improving operating efficiencies.


         Offer Residents Customized Care and Service Packages. The Company continually seeks to expand its range of services to meet the evolving needs of its residents. The Company offers each of its residents a personalized assisted living service plan which may include any combination of basic support care, personal care, supplemental services, wellness services, and if needed, Alzheimer's and special care services, subject to the level of services allowed to be offered by the licensing in place at each facility. By offering services in an "unbundled" manner, charging only for the services needed and involving the active participation of the resident, the Company is able to customize its service plans to meet the specific needs of such resident. As a result, the Company believes that it is able to maximize customer satisfaction while avoiding the high cost of delivering all services to all residents without regard to need or choice. The care plan for each resident is periodically reviewed and updated by the Company, the resident and the resident's family.


         Maintain and Improve Occupancy Rates. The Company also seeks to maintain and improve occupancy rates by continuing to (i) attract new residents through marketing programs directed towards family decision makers, namely adult children and potential residents and (ii) actively seek referrals from hospitals, rehabilitation hospitals, physicians' clinics, home healthcare agencies and other acute and sub-acute healthcare providers in the markets served by the Company.


         Selectively Increase Service Pricing Levels. The Company regularly reviews opportunities to increase resident service fees within its existing markets, while maintaining competitive market positions. In keeping with this strategy, the Company will continue to offer high quality assisted living services at average to above average prices and generally target private pay residents. The Company's private pay residents are typically seniors who can afford to pay for services from their own and their families' financial resources. Such resources may include social security, investments, proceeds from the sale of their residence, contributions from family members and insurance proceeds from long-term care insurance policies.


         Improve Operating Efficiencies. The Company seeks to improve operating results of its residences by actively monitoring and managing its operating costs. In addition, the Company believes that concentrating facilities within selected geographic regions may enable the Company to achieve operating efficiencies through economies of scale, reduce corporate overhead and provide for more effective management supervision and financial controls. The Company also believes that it will be able to obtain volume discounts through enhanced purchasing power for a variety of items including food, insurance, equipment and other items.


         Offer Alzheimer's Dedicated Facilities. As of July 1, 1996, the Company had three facilities with distinct special care wings specifically designed to serve the needs of individuals with Alzheimer's disease and other forms of dementia through the provision of a variety of specialty care services. The Company generally plans to build its new developments with a distinct Alzheimer's wing (as of July 1, 1996, five were under construction and 11 were under development) which will allow the Company to offer this service to the elderly with this disease and other forms of dementia, will create an opportunity for residents who develop the disease to age in place within the same facility, and will allow segregation of Alzheimer's residents for safety. The Company believes this will allow it to maintain residents for a longer period, and provide a desirable alternative for its residents and their families. However, most of the new facilities will be designed to be flexible enough to allow the Alzheimer's wing to be used only for assisted living residents if demand for Alzheimer's care is not adequate to justify maintaining a distinct Alzheimer's wing in a particular facility. Also, the Company expects to dedicate certain facilities entirely to Alzheimer's and other dementia care in markets where it determines that assisted living facilities are over built and such facilities would provide a source for residents for the Company. The Company's experience and research indicate that Alzheimer's patients often respond better to sharing a room with another Alzheimer's patient rather than being isolated in a single occupancy room. Consequently, the Company's Alzheimer's units are designed to allow double occupancy, although rooms are available on a single occupancy basis.

Assisted Living Services


     The Company offers a wide range of assisted living care and services to its residents. The residents are allowed to select among the services offered beyond the basic support services and are charged only for the services they need. Management believes this provides the Company with a competitive advantage over other service providers in the industry who typically offer discrete levels of services and base their charges on the level of services offered regardless of whether a resident requires or uses all of the services available at a particular level.


     The services offered by the Company can generally be categorized as follows:

  * Basic Support Services. These services include providing up to three meals per day in a common dining room, special dietary planning, laundry, general housekeeping, organized social and other activities, transportation, maintenance, utilities (except telephone) and 24 hour security.

  * Supplemental Services. These services include performing, coordinating or assisting with bill paying, banking, personal shopping, transportation, appointments, pet care and reminder services.

  * Personal Care Services. These services include providing assistance with activities of daily living (the ADL's) such as ambulation, bathing, eating, dressing, personal hygiene and grooming.

  * Wellness Services. These services include assistance with the administration of medication and health monitoring by a nurse, which are provided as permitted by government regulation.

  * Alzheimer's and Special Care Services. The Company has a distinct Alzheimer's special care wing in three of its existing facilities and generally plans to include a distinct Alzheimer's wing in the facilities constructed and developed by the Company, including five facilities under construction and 11 facilities under development as of July 1, 1996. Alzheimer's care includes a higher 24 hour staff ratio to provide oversight and activity programs scheduled around-the-clock in the Alzheimer's wing which is secured from the rest of the building and includes secured outdoor walking paths.

Properties


     Operating Facilities. The following table sets forth certain information with respect to facilities which are operated by the Company. The Company owns, leases, holds equity interest in or manages, on behalf of third parties, these facilities. The Company considers its facilities to be in good operating condition and suitable for the purpose for which they are being used. All of the facilities were acquired by the Company in the Wedgwood Acquisition, except The Greenbriar at Dennison, which was built and developed by Greenbriar.

                                                        EXISTING FACILITIES
                                                                                                                  Occupancy
                                                                                        Company                       At
                                                     Care                  Resident    Operations                 March 31,
Facility Name:                    Location           Level        Units   Capacity(1)  Commenced     Ownership      1996
                                  --------           -----        -----   -----------  ---------     ---------      ----
Owned or Leased and
Managed by Company:
Camelot (6)(10)                 Harlingen, TX        S             168        168         9/94        Owned(2))      91%
Crown Pointe                    Corona, CA           S, FE         147        147         1/93        Owned(2)(5)    93
The Greenbriar at Dennison      Dennison, TX         FE, DC         46         60         5/96        Owned(2)        -
Lincolnshire                    Lincoln City, OR     S, FE          64         64        11/95        Owned(2)       58
Meadowbrook Place               Baker City, OR       FE             50         50        12/92        Owned(2)       98
Pacific Pointe(6)               King City, OR        S             113        113         1/93        Leased(3)     100
Rose Garden Estates             Ritzville, WA        FE             21         21        11/95        Owned(2)       43
Summer Hill(6)                  Oak Harbor, WA       FE             59         59         2/94        Owned(2)       75
The Terrace(6)                  Portland, OR         FE, DC         59         69         5/91        Owned(2)       96
Villa del Rey(6)                Merced, CA           S              92         92        12/79        Leased(3)      99
Villa del Rey (6)               Napa, CA             S(8)           80         80        11/94(9)     Leased(3)      81
Villa del Rey                   Roswell, NM          S, FE         133        133        10/88        Leased(4)(7)   88
Villa del Rey(6)                Visalia, CA          S              98         98        12/79        Leased(3)     100
Villa del Sol                   Roswell, NM          S              12         12        12/95        Owned(2)       83
Wedgwood Terrace(6)             Lewiston, ID         FE, DC         40         50        11/95        Leased(3)      34
                                                                    --         --                                   ---
Subtotal/Average                                                 1,182      1,216                                    87

Managed, but Owned
by Third Party:
Timberhill Place(6)             Corvallis, OR        FE             60         60         5/95        Managed        73

Leased,
Managed by Third Party:
Neawanna by the Sea             Seaside, OR          S, FE          58         58         1/90        Leased(4)(7)   97
                                                                 -----      -----                                   ---
Total/Average                                                    1,300      1,334
                                                                 =====      =====
- -------------------------

Key:
   S  - basic support and supplemental services are offered.
   FE - basic support, supplemental, personal care and wellness services are offered ("Frail Elderly").
   DC - Alzheimer's and special care services are offered ("Dementia Care").
(1) Anticipated number of residents, although capacity exists for additional residents with double occupancy of more units.
(2) Subject to first mortgage. Historically, each facility has generally been pledged as collateral on a single mortgage or deed of trust securing a note payable to a bank, financial institution, individual or other lender. The mortgages and deeds of trust mature between 1997 and 2015 and bear interest at fixed and variable interest rates ranging from 7.5% to 11.75% as of December 31, 1995. The Crown Pointe facility is subject to a mortgage and note payable to the Redevelopment Agency of the City of Corona, California, is payable into a sinking fund semi-annually in increasing amounts from $65,000 to $420,000 through May 2015, and bears interest at a variable interest rate equal to 4.75% at December 31, 1995. Future facilities owned and mortgaged by the Company will likely be pledged as collateral for mortgage credit lines which relate to more than one facility. See Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."
(3) Leased from third party individuals or partnership. Initial lease terms generally range from 15 to 20 years, and mature between 1999 and 2005. The Company is responsible for all costs including repairs to the facility, property taxes and other direct operating costs of the facility. Leases generally include clauses that allow for rent to increase over time based on a specified schedule or on an increase in the consumer price index. Generally, the Company has an option to purchase the facility after a specified period, or at expiration of the lease, at a price generally equal to market value. As of July 1, 1996, the Company had available, subject to final documentation, commitments for approximately $60 million of lease credit lines for future facilities. See Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."
(4) Facility is leased from a Real Estate Investment Trust. The lease was part of a sale - leaseback transaction. The lease commenced in 1994 and expires in 2009. The Company has an option to purchase the facility in 2004 and in 2009 for an amount equal to the greater of the sales price or the current replacement cost less actual depreciation.
(5)     Company owns 60% of real estate and the lessee.
(6)     Facility was not constructed by Wedgwood or Greenbriar.
(7) Company owns 49% of lessee. Victor Lund, a director of the Company, owns the other 51%, and the Company has an option to purchase his interests in these entities for $10,000.
(8)     In process of conversion of 41 units to Frail Elderly.
(9) Leased since 1979 from a third party and managed by the Company since November 1994.
(10) Of these units, 111 have been sold to residents who then pay a reduced monthly fee. The Company agrees to repurchase the units that are sold at a price ranging from 65% to 80% of the fair market value at the date of repurchase, based upon the number of years the resident owned the unit.

     Facilities Under Construction and Development. As of July 1, 1996, the Company was in various stages of construction of seven assisted living facilities (i.e. construction activities have commenced and are ongoing) and was developing 12 additional assisted living facilities (i.e. the site is under control and development activities such as site permitting, preparation of surveys, architectural plans and negotiation of construction contracts have commenced). Set forth below is certain information with respect to facilities in construction and under development as of July 1, 1996. Of these facilities, two were under construction and four were under development by Wedgwood at the time of the Wedgwood Acquisition.

                                             FACILITIES UNDER CONSTRUCTION/DEVELOPMENT


                                                           Care                     Resident      Anticipated     Anticipated
Facility Name                      Location                Level        Units      Capacity/1/     Opening/2/     Ownership/3/
- -------------                      --------                -----        -----      -----------     ----------     ------------
Under Construction:
Sweetwater Springs               Lithia Springs, GA        FE             49            49           Q3-96           Lease/4/
Villa de la Rosa                 Roswell, NM               FE, DC         81            87           Q4-96           Own/5/
Greenbriar at Muskogee           Muskogee, OK              FE             48            58           Q1-97           Own
Greenbriar at Sherman            Sherman, TX               FE, DC         46            60           Q1-97           Own
Greenbriar at Texarkana          Texarkana, TX             FE, DC         46            60           Q1-97           Own
Camelot                          Harlingen, TX             S, FE, DC     140           149           Q2-97           Own/5//6/
Woodmark at Steel Lake           Federal Way, WA           FE, DC         89            96           Q2-97           Own/5//7/
                                                                         ---           ---
Subtotal                                                                 499           559
                                                                         ---           ---
Held for Development:
Greenbriar at Palestine          Palestine, TX             FE, DC         46            60           Q2-97           Own
Oak Park                         Clermont, FL              FE             60            60           Q2-97           Lease
Oak Knoll                        Paradise, CA              FE, DC         93           102           Q2-97           Lease
Greenbriar at Brownwood          Brownwood, TX             FE, DC         46            60           Q2-97           Lease
Greenbriar at Winston-Salem      Winston-Salem, NC         DC             25            38           Q2-97           Own
Sweetwater Springs (Phase II)    Lithia Springs, GA        DC             16            24           Q2-97           Lease/4/
Greenbriar at Friendswood        Friendswood, TX           FE, DC         46            60           Q2-97
Greenbriar at Abilene/8/         Abilene, TX               FE, DC         46            60           Q2-97
Greenbriar at Denton/8/          Denton, TX                DC             25            38           Q2-97
Greenbriar at Wichita Falls/8/   Wichita Falls, TX         DC             25            38           Q2-97
Greenbriar at Georgetown/8/      Georgetown, TX            FE, DC         46            60           Q2-97
La Conner Retirement Inn         La Conner, WA             FE             59            59           Q3-97           Own/7/
Greenbriar at Forest Glen        Beaverton, OR             FE, DC         54            60           Q4-97
                                                                       -----         -----
Subtotal                                                                 587           719
                                                                         ---           ---
Total                                                                  1,086         1,278
                                                                       =====         =====

- ---------------------------
Key:
     S  - basic support and supplemental services are offered.
     FE - basic support, supplemental, personal care and wellness services are offered ("Frail Elderly").
     DC - Alzheimer's and special care services are offered ("Dementia Care").

/1/ Anticipated number of residents, although capacity exists for additional residents with double occupancy of more units.
/2/ The quarter in which the facility expects to receive its certificate of occupancy. The Company anticipates that the facility will receive its licensure within one to two months of receiving its certificate of occupancy. The anticipated opening represents the Company's current estimate of the opening date. Problems could be encountered during development or construction which could cause the Company not to proceed with a facility or delay its opening. See "- Development and Construction Risks" and "- Need for Additional Financing; Risk of Rising Interest Rates, Development Delays and Cost Overruns," below.
/3/ As of July 1, 1996, the Company had available, subject to final documentation, commitments for various lease credit lines and mortgage credit lines. See Item 6. "Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources." It generally expects to lease finance approximately 50% and own and mortgage approximately 50% of its facilities. This column reflects the Company's currently anticipated form of ownership of each facility, but such form of ownership may change depending on availability of lease or mortgage lines and acceptance or nonacceptance of a particular facility by the lessor or lender. If no designation appears in this column, the Company has not determined whether it will pursue a lease or mortgage.
/4/  Facility is leased from a Real Estate Investment Trust.   The lease expires
     in 2011. The Company has an option to purchase the facility at fair market value during the last year of the lease term.
/5/ Subject to first mortgage. Each facility has been pledged as collateral on a single mortgage or deed of trust securing a note payable to a REIT or a bank. The mortgages mature between 2002 and 2008 and bear interest at fixed and variable interest rates ranging from 9.75% to 11.75% as of July 1, 1996.

(6) Certain units are sold to residents who then pay a reduced monthly service fee. The Company agrees to repurchase the units that are sold at a price ranging from 65% to 80% of the fair market value at the date of repurchase, based upon the number of years the resident owned the unit. Of the units under construction, 57 will be built and sold to residents over an estimated 3 to 5 years.
(7)  Company will own less than a 10% interest, but will manage the facility.
(8) The Company has entered into options or letters of intent to acquire the land for these facilities.

          Plans for Construction. The Company generally retains independent general contractors to construct its facilities. The Company approves all aspects of development including, among other things, site selection, plans and specifications, the proposed construction budget and selection of the architect and general contractor. The Company estimates the average capitalized cost to develop, construct and open a facility (including land acquisition, architectural and engineering, construction period interest and loan fees) to be approximately $71,000 per unit, and average construction time for a typical facility to be approximately six to twelve months, depending upon the number of units. The Company estimates that, once developed, it takes approximately six to twelve additional months after licensure for each residence to achieve a stabiled occupancy level of 95% or higher. The Company anticipates that each facility will have an average operating loss (before depreciation) of approximately $350,000 prior to reaching stabilized occupancy.

          The Company believes quality independent general construction contractors are readily available to build its facilities at competitive prices. The Company has entered into a Construction Management Agreement with Victor L. Lund, the founder of Wedgwood and a director of the Company, to oversee construction of up to 20 facilities through 1998. The Company has also entered into a construction agreement with Embree Healthcare Group, Inc., a non-affiliated general contractor with extensive health care facility construction expertise which is licensed in all 50 states, to build 15 of the Company's facilities over the next approximately 24 months.

          Development and Construction Risks. The Company's growth strategy is dependent, in part, on its ability to develop and construct a significant number of additional facilities. As of July 1, 1996, the Company had seven facilities under construction and was developing 12 additional facilities. The Company expects to open two new facilities during the remainder of 1996. Development projects generally are subject to various risks, including zoning, permitting, healthcare licensing and construction delays that may result in construction cost overruns and longer development periods and, accordingly, higher than anticipated start-up losses. Although the Company has extensive development experience, closely manages each development project and regularly monitors the contractors constructing the Company's facilities, project management is subject to a number of contingencies over which the Company will have little or no control and which might adversely affect project costs and completion time. Such contingencies include shortages of, or the inability to obtain, labor or materials, the inability of contractors to perform under their contracts, strikes, adverse weather conditions and changes in applicable laws or regulations or in the method of applying such laws and regulations. The Company intends to rely on third-party developers to construct some of the new assisted living facilities planned by the Company. There can be no assurance that the Company will not experience difficulties in working with developers, project managers, general contractors and subcontractors, any of which difficulties could result in increased construction costs and delays. As a result of these various factors, there can be no assurance that the Company will not experience construction delays, that it will be successful in developing and constructing currently planned or additional facilities or that any developed facility will be economically successful. If the Company's planned development is delayed, the Company's business, operating results and financial condition could be adversely affected.

          Need for Additional Financing; Risk of Rising Interest Rates, Development Delays and Cost Overruns. To achieve its growth objectives, the Company will need sufficient financial resources to fund its development, construction and acquisition activities. Accordingly, the Company's future growth will depend on its ability to obtain additional financing on acceptable terms. The Company expects to experience negative cash flow for at least 12 to 18 months following July 1, 1996 as it continues to develop and construct assisted living facilities. There can be no assurance that any newly constructed facilities will achieve a stabilized occupancy rate and attain a resident mix that meet the Company's expectations or generate sufficient positive cash flow to cover operating and financing costs associated with such facilities. The Company will, from time to time, seek additional funding through public or private financing, including equity or debt financing. If additional funds are raised or acquisitions are made in exchange for equity securities, stockholders may experience dilution. Further, such equity securities may have rights, preferences or privileges senior to those of the Common Stock. To the extent the Company finances its activities through debt, sale/leaseback or leasing arrangements, the Company may become subject to certain financial and other covenants which may restrict its ability to pursue its rapid growth strategy. There can be no assurance that adequate equity, debt, sale/leaseback or leasing financing will be available as needed or on terms acceptable to the Company. A lack of available funds may require the Company to delay, scale back or eliminate all or some of its development and acquisition projects and could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."



          Repair and Maintenance. The Company conducts routine repairs and maintenance of its facilities on a regular basis, as needed. Several of the Company's facilities acquired in the Wedgwood Acquisition have been in operation for ten years or more. The Company has reviewed each facility and plans to spend up to approximately $1.5 million in repairs, maintenance and improvements to certain of the Wedgwood facilities over the next 18 months. The Company has no other current plans for significant expenditures relating to its existing facilities, and considers them to be in good repair and working order.

Facility Description


          The Company's existing facilities as of July 1, 1996 range in size from 21 to 168 units, and range from one to three stories and from 10,000 to 148,000 square feet. Most of the new facilities to be constructed by the Company will have 44 to 60 units, one or two stories and 35,000 to 70,000 square feet. Each facility has or will have a large family room, usually equipped with a fireplace, a spacious open dining area, library, TV room, commercial kitchen, beauty salon, laundry facilities, and indoor and outdoor recreational areas. Units generally range in size from approximately 330 to 400 square feet for a studio unit, to 470 to 650 square feet for a one bedroom unit, and to 680 to 850 square feet for a two bedroom unit. Assisted living units typically include a private bathroom, kitchenette, closets, living and sleeping areas, as well as a lockable door, emergency call system, individual temperature controls, fire alarm and sprinkler system, among other amenities.


          Alzheimer's care units are approximately the same size as studios and contain only sleeping, limited storage and, in some of the units, bathroom areas. They do not have emergency call systems but do have sprinkler and fire alarm systems. The three existing facilities as of July 1, 1996 that offer Alzheimer's services have distinct Alzheimer's wings of 10 to 20 units, and a non-Alzheimer's wing of 24 to 49 units. The facilities under construction and to be constructed in the future will generally have a distinct Alzheimer's wing of up to 20 units and a non-Alzheimer's wing of up to 50 units. The two wings are not accessible by the residents of the other wing.

Operations


          The day-to-day operations of each facility are managed by an administrator who is responsible for all operations of the facility, including overseeing the quality of care and services, marketing, coordinating social activities, monitoring financial performance and ensuring appropriate maintenance of grounds and building. The Company also consults with outside providers, such as pharmacists and dieticians, to assist residents with medication review, menu planning and response to any special dietary needs. Personal care, dietary services, housekeeping and laundry services are performed primarily by line staff who are either part or full-time employees of the Company and who are trained to perform a variety of such services. Most building maintenance services, typically, are performed by part or full-time employees, while elevator, HVAC maintenance and landscaping services are generally performed by third party contractors.


          The Company's senior management and other personnel located at the Addison, Texas and Vancouver, Washington executive offices provide support services to each of the Company's facilities, including development of operational standards, budgets and quality assurance programs, recruiting, training, and financial and accounting services, such as data processing, accounts payable, billing and payroll services. Corporate personnel and facility administrators collaborate with respect to the establishment of facility goals and strategies, quality assurance oversight, development of Company policies and procedures, development and implementation of new programs, cash management, human resource management and community development.


          The Company has attracted and continues to seek highly dedicated, experienced personnel. The Company has created formal training programs accompanied by review and evaluation procedures to help ensure quality care for its residents. The Company is adding a national training center at its Addison corporate headquarters to provide training for facility administrators and other personnel. The Company believes that education, training and development enhance the effectiveness of its employees. All employees are required to complete the Company's training program, which includes a core curriculum comprised of personal care basics, job related specific training, Alzheimer's disease processes, first aid, fire safety, nutrition, infection control and customer service. Administrators receive training in all of these areas, plus marketing, community relations, healthcare management, life skills programming and fiscal management. In addition to classroom training, the Company's facilities provide new employees with on the job training, utilizing experienced staff as trainers and mentors.

Quality Assurance


          The Company coordinates quality assurance programs at each of its facilities through its corporate headquarters staff and through its regional operations staff. The Company's commitment to quality assurance is designed to achieve a high degree of resident and family member satisfaction with the care and services provided by the Company. In addition to ongoing training and performance reviews of all employees, the Company's quality control measures include:


          Family and Resident Feedback. The Company surveys residents on an annual basis to monitor the quality of services provided to residents and the level of satisfaction of residents and their families. The Company is presently implementing surveys of family members of residents to monitor the quality of services.


          Regular Facility Inspections. Facility inspections are conducted by regional vice presidents and other regional staff on a regular basis. These inspections cover the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of staff; resident care plans; the quality of activities and the dining program; observance of residents in their daily living activities; and compliance with governmental regulations. A detailed facility audit program is used to assure the inspections are thorough and to facilitate corrective action if required.



          Third-Party Reviews. To further evaluate customer service, the Company engages an independent service evaluation company to "mystery shop" the Company's facilities. These professionals assess the Company's performance from the perspective of a customer, without the inherent biases of a Company employee. Each assisted living facility is "shopped" annually in person, as well as periodically by telephone. To evaluate medication management, third-party pharmacists conduct periodic reviews of on-site handling and storage of medications, record-keeping and coordination of medications.

Marketing


          The Company's marketing and sales efforts are undertaken on regional and local levels. This effort is intended to create awareness of the Company and its services among prospective residents, their families, other key decision makers and professional referral sources. The corporate marketing staff develops overall strategies for promoting the Company throughout its markets and assesses continuously the success of its efforts. Most facilities have on staff a community relations coordinator dedicated to sales and marketing activities, who is guided and trained by corporate marketing personnel. For smaller facilities with no community relations coordinator, the administrator performs these sales and marketing functions.


          Prior to opening new facilities, the Company commences an aggressive marketing campaign by opening a sales office in close proximity to the facility. During this pre-opening marketing period, the Company's personnel actively contact local referral sources, which generally account for a majority of resident referrals. In addition, the Company typically engages in more traditional types of marketing activities, such as direct mailings and print advertising, signs and yellow pages advertising. These marketing activities and media advertisements are directed to potential residents and their adult children, who often comprise the primary decision makers for placing a frail elderly relative in an assisted living setting.

Government Regulation


          Healthcare is an area of extensive and frequent regulatory change. In contrast, the assisted living industry is relatively new and, accordingly, the manner and extent to which it is regulated at the federal and state levels is evolving.


          In the states in which the Company operates, a license is not required to provide basic support services. Currently, assisted living and Alzheimer's care facilities are not specifically regulated as such by the federal government. However, the Company's facilities are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. Although regulatory requirements vary from state to state, these requirements generally address, among other things, staff education, training and records; staffing levels; facility services, including administration and assistance with self-administration of medication; physical facility specifications; size and furnishing of facility units and common areas; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities. The Company's facilities are also subject to various state or local building codes and other ordinances, including safety codes. Management anticipates that the states which are establishing regulatory frameworks for assisted living facilities will require licensing of assisted living facilities and will establish varying requirements with respect to such licensing. The Company has obtained all required licenses for each of its facilities and expects that it will obtain all required licenses for each new facility. Each of the Company's licenses must be renewed annually.


          Currently, only five states (Kentucky, Georgia, Missouri, New Jersey and Wyoming) have certificate of need ("CON") requirements for assisted living facilities. Of these states, the Company is actively pursuing markets only in Georgia and Wyoming. If federal and state reimbursements increase or there is overbuilding in the industry, other states may initiate CON regulations. If this occurs, the operators who can grow rapidly in the next few years could have a distinct advantage, inasmuch as this barrier to entry could limit destructive overbuilding and competition, such as occurred in some nursing home markets in the past.


          Like healthcare facilities, assisted living facilities are subject to periodic survey or inspection by governmental authorities. From time to time in the ordinary course of business, the Company receives deficiency reports. The Company reviews such reports and seeks to take appropriate corrective action. Although most inspection deficiencies are resolved through a plan of correction, the reviewing agency typically is authorized to take action against a licensed facility where deficiencies are noted in the inspection process. Such action may include imposition of fines, imposition of a provisional or conditional license or suspension or revocation of a license or other sanctions. Any failure by the Company to comply with applicable requirements could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its facilities are in substantial compliance with all applicable regulatory requirements. No actions are currently pending against any of the Company's facilities nor have any of the Company's facilities been cited in the past for any significant non-compliance with regulatory requirements.


          Twelve states have already elected to participate in the Medicaid Home and Community Care Options Act of 1990 ("MHCCOA") and several other states are studying the program. Texas, where the Company is headquartered, is one of the states that has already elected to participate in the program. Under MHCCOA, states now have the option to use Medicaid funds to support services for low income, frail older persons, in places of residence other than nursing facilities. The program allows the state to amend its Medicaid statutes to use funds in this manner, thus avoiding the repeated process of obtaining a Medicaid waiver. Any facility participating in this payment program must meet all applicable state and federal rules and regulations.


          The Company may participate in federal and state reimbursement programs. However, the Company expects the bulk of its revenues to come from private payment. Conversely, if the proposed Medicaid block grants are signed into law, the Company could experience a dramatic increase in revenues from these sources, particularly with respect to its double occupancy units. Many of the Company's existing and to be built facilities can accommodate double occupancy and still provide a quality lifestyle.


          The Americans with Disabilities Act ("ADA"), enacted July 26, 1990, has had and will have a major effect on the full service residential retirement and assisted living industry. The facilities developed or acquired by the Company must be in compliance with this act. The Fair Housing Amendments Act of 1988 also prohibits discrimination against the handicapped in the sale or rental of a dwelling, or in the provision of services or facilities in connection with such a dwelling. This intensifies the need to be in compliance with the ADA. Regulation of the industry is likely to increase, particularly for those providers accepting Medicaid reimbursements.


          In compliance with the underlying state bond financing, rents at one facility in Oregon must be approved by an agency of the state. Two other facilities financed with loans guaranteed by the Department of Housing and Urban Development ("HUD") have rents requiring approval by HUD. The Company has not experienced any denials of requested rents or rent increases.

Competition


          The long-term care industry generally is highly competitive and it is anticipated that the assisted living and Alzheimer's care businesses in particular will become increasingly competitive in the future. The Company competes with other assisted living companies and numerous other companies providing similar long-term care alternatives such as home health agencies, community-based service programs, retirement communities and convalescent centers (nursing homes). In addition, the Company competes with a number of tax-exempt nonprofit organizations which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company and which are generally exempt from income tax. While there are currently few assisted living and Alzheimer's care facilities in some of the markets where the Company operates and plans to operate, the Company expects that, as assisted living receives increased attention and the number of states which participate in MHCCOA increases, competition will grow from existing and new companies focusing primarily on assisted living. Nursing home facilities that provide long-term care services are also a source of competition for the Company, particularly with respect to Alzheimer's care services.

          The Company competes with other providers of elderly residential care on the basis of the breadth and quality of its services, the quality of its facilities and, with respect to private pay patients or residents, price. The Company believes that it competes favorably in these areas and in its recruitment and retention of qualified healthcare personnel and reputation among local referral sources. The Company also competes with other providers of long-term care in the acquisition and development of additional facilities.


          As noted, the Company competes with other providers of long-term care with respect to attracting and retaining qualified and skilled personnel. In recent years, the healthcare industry has experienced a shortage of qualified healthcare professionals. The Company's operations require few professionally certified (RN or LPN) staff, primarily for supervision of care staff. While the Company has been able to retain the services of an adequate number of professionals to staff its facilities appropriately and maintain its standards of quality care, there can be no assurance that continued shortages will not affect the ability of the Company to maintain the desired staffing levels.


          The Company is seeking sites and acquisition candidates primarily in non-metropolitan communities located in the western and southern regions of the United States which are not currently served or are under served. It is identifying these markets and intends to provide premier services and amenities at average to above average prices. It is also providing special care services in a residential setting for those with memory loss and Alzheimer's, the primary cause of memory loss. These residents are not mixed with other assisted living residents. The Company believes that this combination of target markets and services may improve its ability to compete with non-specialized assisted living facilities and nursing homes. Some markets are already overbuilt for standard assisted living services and more markets will become so as competition increases. However, in many markets there is a need for Alzheimer's residential units, especially a residence dedicated to Alzheimer's care. Therefore, the Company plans to compete in these markets with facilities specifically designed for Alzheimer's and related dementia care. The Company believes that the competing residences providing only standard assisted living will become a customer source for Greenbriar as their residents age in place and need more specialized care.

Insurance


          The provision of personal and healthcare services entails an inherent risk of liability. Compared to more institutional long-term care facilities, assisted living facilities of the type operated by the Company, especially its dementia care facilities, offer residents a greater degree of independence in their daily lives. This increased level of independence, however, may subject the resident and the Company to certain risks that would be reduced in more institutionalized settings. The Company currently maintains liability insurance intended to cover such claims which it believes is adequate based on the nature of the risks, its historical experience and industry standards. The Company also carries property insurance on each facility in amounts which it believes to be adequate and standard in the industry.

Environmental Matters


          Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean up costs incurred by such parties in connection with the contamination. Such laws typically impose clean up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to remediate properly such property, may adversely affect the owner's ability to sell or lease such property or to borrow using such property as collateral. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or redemption of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Finally, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.


          The Company has conducted environmental assessments of all of the sites currently under construction or development, as well as seven of its existing facilities which it operates plus one facility it leases that is operated by a third party. These assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such environmental liability. Wedgwood has operated, for periods ranging from one year to 18 years, nine facilities for which environmental assessments have not been obtained. The Company believes that all of its facilities are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its facilities.

Employees


          At March 31, 1996, the Company employed approximately 530 employees, including 392 full-time and 138 part-time employees. The Company believes it maintains good relationships with its employees. None of the Company's employees is represented by a collective bargaining group.

Corporate Offices


          The Company's principal office is a 27,500 square feet facility that it owns in Addison, Texas. The facility includes the executive offices of the Company as well as warehouse space. Wedgwood's principal executive offices are located at 816 NE 87th Avenue, Vancouver, Washington, where Wedgwood leases approximately 6,000 square feet of office space for $6,194 per month. This lease expires during December 1996, but Wedgwood has an agreement to continue to lease the space through December 31, 1997 with a 90 day notice of termination. The Company believes that its office needs in Vancouver readily can be met on terms that are commercially reasonable. The Company's offices are adequate for the foreseeable future.

ITEM 2:        PROPERTIES
- -------        ----------

          See Item 1 for a discussion of properties owned or leased by the Company.


ITEM 3:        LEGAL PROCEEDINGS
- -------        -----------------

          The Company is involved from time to time in legal proceedings that are incidental to its business. Two suits are still pending from the Company's prior business in the skilled nursing business. In Southern Care Corp. v. Medical Resource Companies of America, Civil Action No. 94-1132-K, Superior Court of Chatham County, Georgia, the plaintiff seeks damages exceeding $1,500,000 relating to the management and operation of four nursing homes the Company sold to plaintiff. The Company has filed a counterclaim for breach of the management contract between the homes and a Company subsidiary.


          At the same time that Plaintiff unilaterally and without notice terminated the management contract, the Plaintiff also claimed that indebtedness of approximately $6.7 million assigned to the Company was discharged. Plaintiff claims that the discharge occurred at the time of the assignment despite the facts that (i) the assignment had occurred 24 months prior to their claim of discharge, (ii) Plaintiff, at the time of the assignment, had acknowledged in writing that the indebtedness was due and owing,
(iii) Plaintiff paid approximately $1.2 million toward the indebtedness subsequent to the assignment, and (iv) Plaintiff apparently has continued to accrue the indebtedness on its financial statements. The Company disputes this claim and has filed a counterclaim to confirm the indebtedness. The Company plans to vigorously contest and defend and vigorously pursue its counterclaims against Plaintiff. The litigation is in the discovery process and is currently not set for trial. Non-binding mediation has been ordered. The Company does not believe it has breached any obligation to Plaintiff regarding management of the nursing homes and does not believe Plaintiff will prevail on the merits, although there can be no assurance in this regard. The Company also does not believe the approximately $6.7 million of indebtedness was discharged, and believes that it will prevail on this counterclaim, although there can be no assurance. The amount of the indebtedness, including accrued interest, is approximately $10 million. The Company's basis in the indebtedness, net of related deferred gains, is approximately $4.2 million.


          Eldercare Housing Foundation ("Eldercare"), owned a nursing home in Tucson, Arizona and Sunrise Healthcare Corporation ("Sunrise") had a management contract to manage the home. Eldercare subsequently awarded the management contract to CareAmerica, Inc. a Company subsidiary. Sunrise (and a related company, Sundance) filed a lawsuit against CareAmerica, Inc., James R. Gilley (and his wife) and Terry Wilson (and his wife - Mr. Wilson is a former employee of the Company) in Sunrise Healthcare Corporation, et al v. Eldercare Housing Foundation, CareAmerica, Inc., et al, Superior Court of Maricopa County, Arizona, alleging, generally, that the defendants interfered with Sunrise's management contract. The Company's bylaws provided indemnification for officers and employees. The plaintiffs' claim appears to be for losses in the range of $380,000 plus punitive and treble damages, attorney's fees and costs. In addition to its defenses. Eldercare has counterclaims against Sunrise alleging breach of contract and negligent property management for damages in the amount of $943,000. These counterclaims were assigned by Eldercare to CareAmerica. Extensive discovery has been held in this matter and is ongoing. The case is set for trial November 12, 1996. The parties have conducted extensive negotiations in July 1996 but the Company anticipates this matter will be settled.

ITEM 6:        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
- -------        ---------------------------------------------------------

Overview


          During 1994 the Company began a series of steps to focus its business on the development, management and ownership of assisted living properties. The Company's historical businesses during the past five years have included ownership and operation of skilled nursing and retirement centers, real estate investments and manufacture and leasing of electric convenience vehicles and wheelchairs. The nursing and retirement centers and convenience vehicle businesses have been sold, and the real estate investments are being liquidated. Revenues and earnings in years prior to 1996 are attributed to these prior businesses. During 1994, the Company began independently to develop its assisted living business, began construction of its first assisted living facility in July 1995, and opened such facility to residents on May 30, 1996. By July 1, 1996, the Company (not including the properties of Wedgwood) had three additional assisted living facilities under construction and nine under development. In order to increase the Company's presence in the assisted living industry, the Company acquired Wedgwood in March 1996. The Wedgwood Acquisition is accounted for as a purchase, and the historical financial statements of the Company do not include any revenues or earnings (losses) attributed to Wedgwood.

Liquidity and Capital Resources


          At March 31, 1996, the Company had positive working capital of $2,258,000. During the first quarter of 1996, the Company sold the Mobility Group, which was a continuation of the Company's program of selling its non-strategic assets and using the proceeds to invest in existing operations. The sale of the Mobility Group is not expected to have any material impact on the Company's liquidity. In March 1996, the Company acquired Wedgwood. As of December 31, 1995, on a pro forma basis, the Company and Wedgwood have combined assets of $88,278,000, combined liabilities of $46,531,000 and combined stockholders' equity of $41,747,000. The Company and Wedgwood combined have sufficient liquidity and capital resources to meet their current obligations.



          Net cash used for operating activities during the three months ended March 31, 1996 was $251,000, principally constituting general and administrative expenses in excess of the relatively small amount of income from real estate operations and interest income. No revenue from assisted living operations were reported during the quarter.


          Net cash used in investing activities during the three months ended March 31, 1996 was $834,000, resulting primarily from development and construction of assisted living facilities in Texas in the amount of $1,580,000, offset partially by $739,000 of cash acquired from Wedgwood.


          During the past five years the Company has met its needs for liquidity and capital resources primarily from profitable sales of assets acquired for investment, and, to a lesser extent, from cash flow from operated businesses. The assets acquired and sold have included real estate properties acquired in the merger in 1993 with EquiVest Inc. ("EquiVest"), six skilled nursing facilities, two retirement centers, the Mobility Group, and an eating disorder facility. Since January 1, 1994, these sources of cash from investment activities included approximately $18,200,000 received in January 1995 from the sale of the Fountainview retirement facility in West Palm Beach, Florida; approximately $26,600,000 in proceeds after 1993 from the sale of the properties acquired in the merger with EquiVest; and approximately $6,900,000 net proceeds from the sale of the Rivermont retirement facility in December 1994.


          Net cash used in financing activities since January 1, 1994 have consisted primarily of repayments of mortgage indebtedness as real estate investments were sold totaling approximately $50,000,000, payments of preferred dividends totaling approximately $300,000, and repurchases of common stock totaling approximately $2,000,000, offset by additional borrowings of approximately $10,200,000 for real estate investments and working capital.


          The Company will utilize additional financing to develop additional assisted living facilities currently under construction and development. See
Item 1. "Description of Business - Properties." Of the seven facilities under construction as of July 1, 1996 the Company is responsible for arranging financing for six of them and a development partner is responsible for arranging financing for the seventh. The six facilities for which the Company is arranging financing are subject to fixed cost construction contracts and other arrangements estimated to cost approximately $24,800,000 and are estimated to be substantially completed by June 30, 1997. The eleven facilities under development that the Company is responsible for financing are estimated to cost approximately $45,100,000. Of the resulting total of $69,900,000 of development costs that the Company is responsible for financing, the Company has financing committed for five specific facilities costing $21,530,000. The remaining development and construction costs of approximately $48,370,000 are expected to be financed from available sources as described below in the amount of $60,000,000 or from other sources the Company is seeking.


          As of July 1, 1996, the Company has loans in place or has received commitments for future financing, subject, in the case of the commitments, to final documentation, as follows:

               (i) Health Care REIT, Inc. has issued a commitment to provide $60 million over three years to acquire and pay 100% of the construction costs of assisted living facilities to be leased to the Company. The term of the leases will range from 11 years to 14 years plus two five year renewal options, with lease payments based upon the interest rate on U.S. Treasury notes plus 3.75%, subject to inflation adjustments not to exceed .25% per year. A 1% commitment fee is required. The Company will have the option to purchase each facility at the end of the term for its original cost plus 50% of the increase in its fair market value. As additional security to the lessor, the Company will provide a letter of credit for 5% of the amount financed, a first lien on personal property and receivables of the facility, and subordination of management fees and rentals from subtenants.


               (ii) In 1995 Health Care REIT, Inc. provided mortgage loan commitments for two facilities totaling $16,891,000. Of that amount, $4,536,000 was used to refinance one of the facilities (Camelot) and $5,625,000 is being used to construct another facility (Villa de la
          Rosa) which will open in the fourth quarter of 1996. The balance includes $5,160,000 to fund construction of the Camelot Assisted Living facility scheduled to begin construction in the third quarter of 1996 and $645,000 to fund certain improvements to the existing Camelot facility that are currently under construction, along with $925,000 for the construction of a second phase at Villa de la Rosa, which is not presently scheduled for development and is not included in the development and construction total. The construction loans convert to term loans upon completion of construction. The term loans mature in seven to ten years, initially bear interest at a rate of 4.5% over the corresponding U.S. Treasury Note rate and are secured by the facilities, an assignment of leases, rents and management contract, letters of credit, and an assignment of the facilities licenses and permits.


               (iii)Commitments from First National Bank & Trust Co. of McAlester, Oklahoma of $5.2 million to provide mortgage financing for the two assisted living facilities under construction in Muskogee, Oklahoma and Sherman, Texas. Such loans require a 2% commitment fee and are payable in 10 years based on a 20 year amortization, with interest at prime plus 2% (subject to a minimum interest rate of 8.70% and a maximum interest rate of 12.75%).


               (iv) In 1995 Investors Real Estate Trust ("IRET") issued a commitment to provide 100% of the construction costs up to $2,810,000 for the Sweetwater Springs, Georgia facility that is presently under construction. Upon completion the facility will be leased to the Company for a term of 15 years. In 1996 the commitment was increased by $1,540,000 to a maximum of $4,350,000 in order to provide for the construction of a second phase of the facility, consisting of 16 Alzheimer's special care units. The monthly lease payments will be based on the funded amount and on annual interest rates of 11.0% for the first five years, 12.65% for the next five years and 14.55% for the last five years of the lease. The Company has an option to purchase the facility at fair market value during the first nine months of the fourteenth year of the lease. The lease is secured by the facility.


          In addition to development and construction financing Comerica Bank-Texas has issued a commitment to provide $1,600,000 to finance buses and other vehicles to transport residents of the Company's facilities. Each vehicle will be financed at 90% of cost, and the loan for each vehicle will be amortized over 48 months. The interest rate will be prime plus one percent.


          Therefore, the Company believes it has adequate resources to complete its facilities currently under construction and development and currently plans to use the balance of such committed sources and its net working capital in excess of operating needs for future development of assisted living facilities.

          The Company will finance the construction, development and lease-up of the 17 facilities under construction or development as of July 1, 1996, for which it is responsible for obtaining financing, which the Company expects to require approximately $70 million of capital (including the $24,800,000 already under construction), through a combination of the sources described above; its own funds and additional funds from other traditional sources of financing, including financial institutions, banks and real estate investment trusts, and possible sales of debts or other securities.

Fiscal 1995 as Compared to Fiscal 1994


          Revenues. The Company reported total revenue of $9,710,000 and net earnings of $5,797,000 or $1.57 per share for the year ended December 31, 1995 compared to total revenue of $15,019,000 and net earnings of $1,788,000 or $.40 per share for the year ended December 31, 1994.


          Gain on Sale of Assets. During 1995 the Company continued its program of selling assets that were not essential to its new business focus on assisted living. In January 1996, the Company sold its mobility products subsidiaries, and the financial statements reflect the revenue and costs associated with this operation as discontinued operations.


          In January 1995 the Company sold what was then its remaining retirement and assisted living facility, The Fountainview, at a gain of $5,149,000. During the month of January 1995, The Fountainview generated revenues of $557,000 and operating expenses of $322,000, but the Company determined to sell it due to the increased competition in West Palm Beach and to the refinancing required as a result of the pending maturity of existing financing. During 1994 the Company owned both The Fountainview and Rivermont Retirement Center, which was sold in December 1994. The revenue and expenses reflected in long term care for 1994 reflect the operations for both The Fountainview and Rivermont for the entire year.

          Gain on sales of assets for the year ended December 31, 1995 was $7,043,000. This compares to $4,633,000 for the year ended December 31, 1994. The majority of 1995's gain consists of $5,149,000 from the sale of The Fountainview.

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


          Real Estate Operations. Revenue from real estate operations was $666,000 in 1995 as compared to $2,029,000 in 1994. Cost of operating these properties was $337,000 in 1995 as compared to $1,486,000 in 1994. Real estate operations reflect the revenue and expenses from commercial real estate properties which the Company acquired in 1993 through the acquisition of EquiVest. The Company acquired EquiVest with the stated intention of selling the acquired assets to generate cash. The reduced level of revenue and expense for real estate operations reflects the ongoing sales of EquiVest properties.


          General and Administrative Expense. General and administrative expenses were $2,764,000 in 1995 as compared to $4,028,000 in 1994. The most significant reason for this decrease was the sale of The Fountainview in January 1995.

          Interest Income. Interest income was $1,205,000 in 1995 as compared to $418,000 in 1994. Interest expense was $206,000 in 1995 as compared to $2,979,000 in 1994. As the Company sells assets, it increases the cash it has available for investments. The increase in interest income reflects the interest received on those investments. The decrease in interest expense was caused principally by two factors. First, when the Company sold its assets it was also relieved of the obligation to pay interest on liabilities associated with those assets. Second, the Company used certain of its available cash to pay down corporate debt which further reduced interest expense in 1995.

Fiscal 1994 as Compared to Fiscal 1993


          Revenues. The Company reported total revenues from continuing operations of $15,019,000 and net earnings of $1,788,000 or $.40 per share for the year ended December 31, 1994 compared to total revenues from continuing operations of $8,706,000 and net income of $1,505,000 or $.39 per share for 1993.


          Long Term Care Facilities. During all of 1994, the Company owned and operated two retirement facilities: The Fountainview in West Palm Beach, Florida and Rivermont Retirement Center in Norman, Oklahoma. For these two facilities, combined 1994 operating revenues were $7,939,000 and combined operating expenses were $5,059,000. Based upon the Company's business plan during 1993, these assets were classified as assets held for sale and there are, therefore, no comparative figures for 1993. During 1993, CareAmerica, Inc., a subsidiary of the Company, managed certain properties for third parties. This effort concluded during 1993. CareAmerica is no longer managing properties for others.


          Real Estate Operations. On March 31, 1993, the Company merged with EquiVest. EquiVest owned and operated commercial real estate. Real estate operations reflect the revenue and expenses from the EquiVest properties. Revenues from real estate operations decreased from $4,280,000 in 1993 to $2,029,000 in 1994. Expenses from real estate operations decreased from $2,407,000 in 1993 to $1,486,000 in 1994. The Company acquired EquiVest with the stated intention of selling EquiVest's assets. Although 1994 included a full year of operations, several such properties were sold during 1994 and revenues therefore decreased.


          Gain on Sales of Assets. Gain on sales of assets for the year ended December 31, 1994, was $4,633,000 compared to $2,450,000 for 1993. The gains in 1994 include those from the sale of the Rivermont Retirement facility as well as various EquiVest assets including recognition of a $1,070,000 deferred gain which resulted from cash received relating to sales of properties in 1991 that were accounted for by the installment method. Absent recognition of these gains, the Company would have had losses before income taxes in both 1994 and 1993.



          General and Administrative Expenses. General and administrative expenses increased from $2,844,000 in 1993 to $4,028,000 in 1994. During 1994 the sale of EquiVest assets provided the opportunity to substantially reduce administrative costs of that operation. The administrative costs of EquiVest decreased from $581,000 in 1993 to $527,000 in 1994. This decrease was offset by the increase in administrative costs due to the consolidation of Fountainview and Rivermont. During 1993 these investments were classified as assets held for sale.


          Interest Income and Expense. Interest income decreased from $1,326,000 in 1993 to $418,000 in 1994. On March 31, 1993, the Company sold an $8.7 million mortgage bearing interest at 10%. The reduction in interest income is a result of the Company no longer receiving interest from that mortgage. Further, the Company holds a $6.7 million receivable from Southern Care Corporation. The Company is in litigation with Southern Care Corporation in which, among other things, Southern Care is challenging the enforceability of the note. As a result, the Company has ceased accruing income with respect to the note until such time as the litigation is resolved. See Item 3. "Legal Proceedings." Interest expense increased from $1,500,000 in 1993 to $2,979,000 in 1994. The increase is due primarily to the inclusion of Rivermont and Fountainview in 1994.


          Deferred Taxes. As of December 31, 1994 the Company had a deferred tax asset of $2,185,000. This asset is expected to be recovered within two to three years from earnings from current operations as well as gains from the sales of certain of the Company's real estate assets.

          Discontinued Operations. During 1994, management determined that it was in the Company's best interest to discontinue its operations in skilled medical care which consist of nursing and eating disorder facilities and sold the two nursing home facilities which it owned in Houston and San Antonio, Texas and an eating disorder facility which it owned in Wickenburg, Arizona.

Effect of Inflation

          The Company's principal sources of revenues are from resident fees from Company-owned or leased assisted living facilities and management fees from facilities operated by the Company for third parties. The operation of the facilities are affected by rental rates which are highly dependent upon market conditions and the competitive environment in the areas where the facilities are located. Compensation to employees is the principal cost element relative to the operations of the facilities. Although the Company has not historically experienced any adverse effects of inflation on salaries or other operating expenses, there can be no assurance that such trends will continue or that should inflationary pressures arise that the Company will be able to offset such costs by increasing rental rates or management fees.

Forward Looking Statements

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

ITEM 7:        FINANCIAL STATEMENTS
- -------        --------------------

          The financial statements required by this Item begin at page F-1 hereof.

ITEM 13:       EXHIBITS LIST AND REPORTS ON FORM 8-K
- --------       -------------------------------------

      (a) The following exhibits required to be filed by Item 601 of Regulation S-B are filed as part of this Annual Report on Form 10-KSB:

Exhibit
Number         Description of Exhibits
- ------         -----------------------
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

  3.2.1 Amendment to Section 3.1 of the Bylaws of Registrant adopted upon approval of the Merger (filed as Exhibit 3.2.1 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

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

 *4.1.4 Certificate of Designations, Preferences and Rights of Preferred Stock dated March 15, 1996, relating to Registrants' Series D Preferred Stock.

 *4.1.5 Certificate of Designations, Preferences and Rights of Preferred Stock dated March 15, 1996, relating to Registrants' Series E Preferred Stock.

  4.3.2 Registration Rights Agreement dated April 27, 1990 between Registrant's predecessor and International Health Products, Inc. (assumed by Registrant), which has been assigned to JRG Investments, Inc., relating to 4,150,000 shares of Registrant's Common Stock, the benefits of which were further assigned to Professional Investors Insurance, Inc. as to 600,000 shares in November 1992 (filed on June 5, 1990, as an Exhibit to the Registrant's predecessor's Current Report on Form 8-K and incorporated herein by reference).

  4.3.3 Form of Assignment of Registration Rights Agreement dated September 30, 1992 between JRG Investments, Inc. and Professional Investors Insurance, Inc. relating to 600,000 shares of

Exhibit
Number         Description of Exhibits
- ------         -----------------------

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

Exhibit
Number         Description of Exhibits
- ------         -----------------------

               as Exhibit 10.7.2 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference)

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

Exhibit
Number         Description of Exhibits
- ------         -----------------------

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

 10.25.1 Agreement dated September 14, 1994 to terminate and settle Executive Employment Agreement with Arthur G. Weiss (filed as
               Exhibit 10.25.1 to Registrant's Form 10-KSB for the year ended December 31, 1994).

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

Exhibit
Number         Description of Exhibits
- ------         -----------------------

  11.1         Statement Regarding Computation of Earnings per Share of
               Registrant.

  22.1         Subsidiaries of Registrant.

  **23.1       Consent of Grant Thornton.

  **27.1       Financial Data Schedule required by Item 601 of Regulation S-B.

- ---------------------------

* Filed with the original of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, filed with the Securities and Exchange Commission on April 14, 1996, or with Amendment No. One to the original of the Company's Annual Report on Form 10-KSB/A, and incorporated herein by reference.

**   Filed herewith.

b)   Reports on Form 8-K - None

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act"), the Company has duly caused this Amendment No. Two to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GREENBRIAR CORPORATION



July 22, 1996                            By: /s/ Gene S. Bertcher
                                             -------------------------------
                                             Gene S. Bertcher, Director,
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants                          F-2

Financial Statements

    Consolidated Balance Sheets as of December 31, 1994 and 1995            F-3

    Consolidated Statements of Earnings for the years ended December
     31, 1994 and 1995                                                      F-5

    Consolidated Statement of Changes in Stockholders' Equity for the
     years ended December 31, 1994 and 1995                                 F-6

    Consolidated Statements of Cash Flows for the years ended December
     31, 1994 and 1995                                                      F-7

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



GRANT THORNTON LLP

Dallas, Texas
March 8, 1996

                            Greenbriar Corporation

                          CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except per share data)

                                 December 31,


                                                                         1995
                                                                      Pro forma
    ASSETS                                            1994     1995    (Note O)
                                                    -------  -------   -------
                                                                     (unaudited)
CURRENT ASSETS
 Cash and cash equivalents                         $ 8,311  $ 7,199     $ 7,781
 Accounts receivable - trade, less allowance of
  $601 in 1994                                       1,925       23         170
 Deferred income tax benefit                         2,185    2,150           -
 Real estate under contract of sale                 14,889        -           -
 Other current assets                                1,455    1,536       2,017
                                                   -------  -------     -------

   Total current assets                             28,765   10,908       9,968

REAL ESTATE                                          3,204    3,190       5,473

NET ASSETS OF MOBILITY GROUP                         3,330    3,371       3,371

INVESTMENT IN SECURITIES, AT COST                    1,678    1,853       1,853

MORTGAGE NOTES RECEIVABLE                            6,700    7,368       7,368

PROPERTY AND EQUIPMENT, AT COST
 Land                                                  100      322       5,998
 Buildings and improvements                            767      767      45,742
 Equipment and furnishings                             192      203       1,786
 Construction in progress                                -    1,576       1,928
                                                   -------  -------     -------
                                                     1,059    2,868      55,454
  Less accumulated depreciation                        186      252         252
                                                   -------  -------     -------
                                                       873    2,616      55,202

RESTRICTED CASH AND INVESTMENTS                          -        -       2,846

OTHER ASSETS                                           414      466       1,280
                                                   -------  -------     -------

                                                   $44,964  $29,772     $87,361
                                                   =======  =======     =======

                            Greenbriar Corporation

                 (Amounts in thousands, except per share data)

                                 December 31,

                                                                        1995
                                                                     Pro forma
LIABILITIES AND STOCKHOLDERS' EQUITY           1994        1995       (Note O)
                                              ------      ------     ----------
                                                                     (unaudited)

CURRENT LIABILITIES
  Note payable                               $ 5,008      $    -      $    -
  Current maturities of long-term debt           379            8       1,525
  Long-term debt collateralized by
    properties under contract of sale          8,933           -           -
  Accounts payable - trade                     1,149          412       1,360
  Accrued expenses                             1,753          343       1,735
  Other current liabilities                    1,405          130         499
                                             --------      -------     -------

        Total current liabilities             18,627          893       5,119

LONG-TERM DEBT                                 1,110          901      37,218

DEFERRED INCOME TAXES                             -            -        1,111

DEFERRED GAIN                                  3,083        3,083       3,083

STOCKHOLDERS' EQUITY
  Series A cumulative preferred stock,
    $.10 par value; liquidation value of
    $1,085 in 1994; authorized, 10,000
    shares; issued and outstanding,
    1,085 shares in 1994                         108            -          -
  Series B cumulative convertible
    preferred stock, $.10 par value;
    liquidation value of $1,351 in 1994
    and $1,330 in 1995; authorized,
    100 shares; issued and outstanding,
    14 shares                                      1            1           1
  Series C cumulative convertible
    preferred stock, $.10 par value;
    liquidation value of $2,000;
    authorized, issued and outstanding,
    20 shares                                      2            2           2
  Series D cumulative preferred stock,
    $.10 par value authorized, 675 shares         -            -           68
  Series E cumulative preferred stock,
    $.10 par value authorized, 1,913 shares       -            -          191
  Common stock, $.01 par value; authorized,
    20,000 shares; issued and outstanding,
    3,708 and 3,452 shares in 1994
    and 1995, respectively                       185           35          35
  Additional paid-in capital                  36,442       33,957      49,633
  Accumulated deficit                        (12,156)      (6,584)     (6,584)
                                             -------      -------     -------
                                              24,582       27,411      43,346
  Less stock purchase notes receivable
   (including $2,438 from related parties)    (2,438)      (2,516)     (2,516)
                                             -------      -------     -------
                                              22,144       24,895      40,830
                                             -------      -------     -------

                                             $44,964      $29,772     $87,361
                                             -------      -------     -------



        The accompanying notes are an integral part of these statements.

                             Greenbriar Corporation

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (Amounts in thousands, except share data)

                            Years ended December 31,



                                                             1994       1995
                                                          ----------  ---------

Revenue
     Long-term care facilities                               $7,939     $  557
     Real estate operations                                   2,029        666
     Gain on sales of assets                                  4,633      7,043
     Interest                                                   418      1,205
     Other                                                        -        239
                                                             -------    -------
                                                             15,019      9,710

Expenses
     Long-term care facilities                                5,059        322
     Real estate operations                                   1,486        337
     General and administrative                               4,028      2,764
     Interest                                                 2,979        206
                                                             -------    -------
                                                             13,552      3,629
                                                             -------    -------

          Earnings from continuing operations before
           income taxes                                       1,467      6,081

Income tax expense                                              240        186
                                                             -------    -------

          Earnings from continuing operations                 1,227      5,895

Discontinued operations
     Loss from operations, net of income taxes                 (617)       (98)
     Gain on disposal, net of income taxes                    1,178          -
                                                             -------    -------

          NET EARNINGS                                        1,788      5,797

Preferred stock dividend requirement                           (327)      (225)
                                                             -------    -------

Earnings allocable to common stockholders                    $1,461     $5,572
                                                             -------    -------
Earnings per share
     Continuing operations                                     $.24      $1.60
     Net earnings                                              $.40      $1.57

Weighted average number of common and equivalent shares
 outstanding                                                  3,679      3,539




         The accompanying notes are an integral part of this statement.

                             Greenbriar Corporation

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)



                                                                                                      Stock
                                                                        Additional                  purchase
                                Preferred stock       Common stock        paid in    Accumulated      notes     Treasury    Total
                               ------------------  -------------------
                                Shares    Amount    Shares    Amount      capital      deficit     receivable     stock     equity
                               --------  --------  --------  ---------  -----------  ------------  -----------  ---------  --------

Balances at January 1, 1994      1,075     $ 107    18,395      $ 183      $36,132      $(13,616)     $(2,250)       $(7)  $20,549

 Issuance of shares                  -         -       147          2          179             -         (188)         7         -
 Dividends on preferred
  stock, including
   imputed dividends of $42         44         4         -          -          131          (328)           -          -      (193)
 Net earnings                        -         -         -          -            -         1,788            -          -     1,788
                                ------   -------   -------      -----      -------      --------   ----------   --------   -------

Balances at December 31, 1994    1,119       111    18,542        185       36,442       (12,156)      (2,438)         -    22,144

 Issuance of shares                  -         -       116          1           77             -          (78)         -         -
 Conversion of preferred
  stock                             (1)        -        19          -            -             -            -          -         -
 Conversion of subordinated
  debt                               -         -        67          1          199             -            -          -       200
 Purchase of common stock            -         -    (1,226)       (12)      (1,998)            -            -          -    (2,010)
 Purchase of preferred stock    (1,085)     (108)        -          -         (976)            -            -          -    (1,084)
 Dividends on preferred stock        1         -         -          -           73          (225)           -          -      (152)
 One-for-five reverse stock
  split                              -         -   (14,066)      (140)         140             -            -          -         -
 Net earnings                        -         -         -          -            -         5,797            -          -     5,797
                                ------   -------   -------      -----      -------      --------   ----------   --------   -------

Balances at December 31, 1995       34     $   3     3,452      $  35      $33,957      $ (6,584)     $(2,516)       $ -   $24,895
                                ======   =======   =======      =====      =======      ========   ==========   ========   =======


        The accompanying notes are an integral part of these statements.

                             Greenbriar Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                            Years ended December 31,



                                                             1994       1995
                                                           ---------  ---------

     Cash flows from operating activities
      Net earnings                                          $ 1,788    $ 5,797
      Adjustments to reconcile net earnings to net
        cash used in operating activities
          Discontinued operations                              (561)        98
          Depreciation and amortization                       1,306        182
          Gain on sales of assets                            (4,633)    (7,043)
          Recognition of deferred gain                       (1,070)         -
          Stock dividends on investment securities                -       (175)
          Changes in operating assets and liabilities
            Accounts receivable                                 (72)     1,902
            Refundable income taxes                             945          -
            Deferred income tax benefit                         369         35
            Other current and noncurrent assets              (2,381)        (9)
            Accounts payable and other liabilities              818     (3,546)
                                                            -------    -------

               Total adjustments                             (5,279)    (8,556)
                                                           --------    -------

               Net cash provided by (used in) operating
                   activities of:
                 Continuing operations                       (3,491)    (2,759)
                 Discontinued operations                       (231)       209
                                                            -------    -------

               Net cash used in operating activities         (3,722)    (2,550)

      Cash flows from investing activities
        Proceeds from sales of assets                        32,196     21,885
        Proceeds from sales of discontinued operations        6,557          -
        Additions to real estate                               (462)       (54)
        Purchase of property and equipment                     (608)    (1,809)
        Net cash effect of sale of subsidiary                  (273)         -
        Additions to mortgage notes receivable                    -       (668)
        Investing activities of discontinued operations        (344)      (348)
                                                            -------    -------

               Net cash provided by investing activities     37,066     19,006




        The accompanying notes are an integral part of these statements.

                             Greenbriar Corporation

                             (Amounts in thousands)

                            Years ended December 31,



                                                         1994       1995
                                                       ---------  ---------

     Cash flows from financing activities
      Proceeds from borrowings
        Affiliates                                     $  1,000   $      -
        Other                                            10,156          -
      Payments on debt
        Affiliates                                       (1,625)         -
        Other                                           (35,434)   (14,321)
      Dividends on preferred stock                         (193)      (152)
      Purchase of common and preferred stock                  -     (3,095)
                                                       --------   --------

              Net cash used in financing activities     (26,096)   (17,568)
                                                       --------   --------

              NET INCREASE (DECREASE) IN CASH AND CASH
               EQUIVALENTS                                7,248     (1,112)

     Cash and cash equivalents at beginning of year       1,063      8,311
                                                       --------   --------

     Cash and cash equivalents at end of year          $  8,311   $  7,199
                                                       ========   ========

     See Note C for supplemental disclosure of cash flows and noncash investing and financing transactions.



       The accompanying notes are an integral part of these statements.

                             Greenbriar Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES

      Nature of Operations
      --------------------

      As discussed in Note B, Greenbriar Corporation (formerly Medical Resource Companies of America) has disposed of substantially all of its nonassisted-living operating assets. Its business will consist of development and operation of assisted living facilities which provide housing, hospitality and personal and healthcare services to elderly individuals. At December 31, 1995, the Company had one facility under construction and sites under contract for four facilities. In March 1996, the Company acquired a business that operates 16 facilities. See Note O.

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

      Impairment of Notes Receivable
      ------------------------------

      A note receivable is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the note agreement. The accrual of interest is discontinued on such notes, and no income is recognized until all past due amounts of principal and interest are recovered in full.

                             Greenbriar Corporation

     NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES - Continued

       Impairment of Long-Lived Assets
       -------------------------------

       The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Company estimates the future cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based on the asset's fair value.

     NOTE B - DISCONTINUED OPERATIONS

      In 1994, management concluded that operation of skilled medical care facilities, consisting of nursing homes and eating disorder clinics, was not in the best interest of the Company. In June 1994, the Company sold its investment in Remuda Ranch Center for Anorexia and Bulimia, Inc. for shares of the buyer's preferred stock, which is not marketable, valued at $1,678,000. The sale resulted in a gain of $804,000. The preferred stock bears a cumulative dividend of 8% and is convertible into shares of common stock equal to approximately 4.9% of the outstanding shares at December 31, 1995. Valuation was based on estimated discounted future cash flows. In December 1994, the Company's subsidiary, Altman Nursing, Inc., sold its two skilled nursing facilities for an aggregate price of $6,400,000, which resulted in a gain of $981,000. The aggregate gain of $1,785,000 has been presented net of applicable income taxes of $607,000.

      In 1995, management decided to sell the mobility products segment. The segment was sold in February 1996 for stock and notes valued at approximately $4,300,000. A gain of approximately $930,000, less applicable income taxes, will be recorded in the first quarter of 1996.

      Summarized balance sheet data for the mobility products segment is as follows (amounts in thousands):

                                                                 December 31,
                                                               -----------------
                                                                 1994     1995
                                                               --------  -------

        Assets
          Current assets
            Cash                                                 $   65   $  220
            Inventories                                             370      363
            Other                                                   158      174
                                                                 ------   ------
               Total current assets                                 593      757

          Net property, plant and equipment                       1,052      989
          Other noncurrent assets, primarily goodwill and
          patents                                                 1,945    1,811
                                                                 ------   ------
                                                                  3,590    3,557
        Liabilities
          Current liabilities                                       260      186
                                                                 ------   ------

            Net assets                                           $3,330   $3,371
                                                                 ======   ======

                            Greenbriar Corporation

     NOTE B - DISCONTINUED OPERATIONS - Continued

      The operations of the skilled medical care segment and the mobility products segment have been presented in the accompanying financial statements as discontinued operations.

      Summarized operating results of these segments are as follows (in thousands):

                                                                1994     1995
                                                              -------   ------

       Revenues                                               $13,581   $2,027
                                                              =======   ======

       Loss before income taxes                                  (935)    (149)

       Income tax benefit                                        (318)     (51)
                                                              -------   ------

          Net loss from operations                            $  (617)  $  (98)
                                                              =======   ======


     NOTE C - CASH FLOW INFORMATION

      Supplemental information on cash flows and noncash investing and financing transactions is as follows (in thousands):

                                                                  Years ended
                                                                 December 31,
                                                              ------------------
                                                                1994     1995
                                                              --------  -------

        Supplemental cash flow information
          Interest paid                                       $ 3,722     $ 211
          Income taxes paid                                        27        46

        Supplemental data on noncash investing and financing
         activities
          Stock dividend paid on preferred shares                  93        73
          Sale of stock in exchange for notes receivable from
           employees and officers                                 186        78

        Conversion of subordinated debt to common stock             -       200

        Sale of subsidiary
          Securities received                                 $(1,678)    $   -
          Assets sold                                           4,462         -
          Liabilities transferred                              (3,861)        -
          Gain on sale                                            804         -
                                                              -------     -----

             Net cash effect of sale of subsidiary            $  (273)    $   -
                                                              =======     =====

                            Greenbriar Corporation

      NOTE D - DEBT

      Long-term debt is comprised of the following (in thousands):

                                                               December 31,
                                                            -------------------
                                                              1994       1995
                                                            ---------  --------

Mortgage note payable to a bank, payable monthly through
maturity in 1996.                                           $  8,933      $ -

Mortgage notes payable to a corporation bearing interest
  at 11.52%; principal and interest payable in monthly
  installments through maturity in 2004.                         916       909


Note payable to a corporation bearing interest at 5%;
 principal and interest payable in monthly installments
 through maturity in December 1995.                              341        -

Convertible note payable to an individual bearing interest
 at 6%; interest due quarterly and principal due at
 maturity in  1998 (convertible into common stock
 at $3 per share).                                               200        -

Other                                                             32        -
                                                             -------      ----
                                                              10,422       909
 Less:  Current maturities                                      (379)       (8)
        Debt collateralized by properties
         under contract of sale                               (8,933)       -
                                                             -------      ----

                                                             $ 1,110      $901
                                                             =======      ====

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



       The following is a summary of the components of income tax expense from continuing operations (in thousands):

                            Greenbriar Corporation
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     NOTE E - INCOME TAXES - Continued


                                                                Year ended
                                                               December 31,
                                                            ------------------
                                                               1994       1995
                                                              -----      -----

        Current                                                $160       $151
        Deferred                                                 80         35
                                                                ---        ---

                                                               $240       $186
                                                                ===        ===

Deferred tax assets and associated valuation allowances were comprised of the following (in thousands):

                                                                December 31,
                                                            -------------------
                                                              1994       1995
                                                            -------    --------
      Deferred tax assets:
      Net operating loss carryforwards                      $ 4,650    $ 2,570
        Real estate                                             488        141
        Charitable contribution carryforwards                     -        606
        Tax credits                                             125        220
        Accrued expenses                                         60        103
        Other                                                   187        195
                                                            -------    -------

             Total deferred tax assets                        5,510      3,835

      Valuation allowance                                    (3,325)    (1,430)

      Deferred tax liabilities:
        Investment in securities                                  -       (237)
        Other                                                     -        (18)
                                                            -------    -------

             Total deferred tax liabilities                       -       (255)
                                                            -------    -------

             Net deferred tax asset                         $ 2,185    $ 2,150
                                                            =======    =======

Management expects the net deferred tax asset will be recovered within two to three years from earnings of the Company.

                            Greenbriar Corporation

     NOTE E - INCOME TAXES - Continued

       Following is a reconciliation of income tax expense from continuing operations with the amount of tax computed at the statutory rate (in thousands):

                                                                 Year ended
                                                                December 31,
                                                              ----------------
                                                               1994     1995
                                                              ------  --------

        Tax at the statutory rate                             $ 499   $ 2,004
        Amortization of intangibles                             113        30
        Change in deferred tax asset valuation allowance,
          exclusive of reductions for sold company in 1994     (547)   (1,895)
        Correction of prior period estimates                    138         -
        Other                                                    37        47
                                                              -----   -------

        Tax expense                                           $ 240   $   186
                                                              -----   -------

       Reductions in the deferred tax asset valuation allowance result from assessments made by the Company each year of its expected future taxable income available to absorb its carryforwards.


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

                            Greenbriar Corporation

     NOTE F - STOCKHOLDERS' EQUITY - Continued

       Information relating to stock option activity during 1995 and 1994 is as follows:

                                                          Year ended
                                                         December 31,
                                                      -------------------
                                                        1994       1995
                                                      ---------  --------

        Outstanding at beginning of year               327,500   155,500
          Granted                                            -    10,000
          Cancelled                                    (30,000)        -
          Expired                                            -   (10,000)
          Reacquired                                  (142,000)        -
                                                      --------   -------

        Outstanding at end of year                     155,500   155,500
                                                      --------   -------

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


     NOTE H - RELATED PARTY TRANSACTIONS

       1994
       ----

       The Company sold to W. Michael Gilley, Executive Vice-President/Director of the Company, 30,000 shares of common stock for a noninterest-bearing note of $187,500; principal is due in December 1999. Additional loans to executives and directors of $55,000 were made in 1994. Also, a former executive of the Company was paid commissions of $145,000 relating to the sale of property.

       Sylvia Gilley, wife of the Company's Chief Executive Officer, James R. Gilley, made a loan of $1,000,000 to the Company. The loan was repaid during 1994.

       1995
       ----

       The Company purchased land from Sylvia Gilley for $221,000.

                            Greenbriar Corporation

   NOTE I - SALES OF ASSETS

       Gains on the sale of assets result from the following transactions (amounts in thousands):

                  1994                                       Gain
                 ------                                     ------

Sale of Fountainview retirement center for cash
 of approximately $18,000                                    $5,149
Sale of economic interest in legal claim for
 for $1,085 in cash                                             654
Sale of rights to the interest on escrow funds
 for cash of $1,140                                           1,140
Other                                                           100
                                                             ------

                                                             $7,043
                                                             ------
                  1995
                 ------

Sale of Rivermont retirement center for cash
 of approximately $6,900                                     $1,720
Sale of five commercial properties for
 approximately $22,000 in cash and $2,050 in rates            1,095
Sale of investment securities for cash of $2,730                736
Recognition of deferred gain on long-term care facilities
sold in 1991 for approximately $15,400 in notes               1,070
Other                                                            12
                                                             ------
                                                             $4,633
                                                             ======

   NOTE J - CONTINGENCIES

       The Company and a subsidiary, CareAmerica, Inc. (CareAmerica) are defendants in lawsuits brought by a corporation that purchased nursing homes from the Company in 1991. The plaintiff alleges mismanagement of the homes during the period that CareAmerica provided management services, seeks damages in excess of $1,500,000, seeks cancellation of $6,700,000 of mortgage notes payable to the Company and secured by the nursing homes, and seeks recovery of interest payments made on the mortgage notes. The Company has filed a counterclaim for breach of the management contract and to confirm the indebtedness. The plaintiff terminated the contract and claimed that the mortgage notes had previously been discharged. The Company believes that the plaintiff's actions, including payments against the indebtedness, are inconsistent with the plaintiff's claims that the notes have been discharged. The Company intends to vigorously contest these lawsuits and pursue its counterclaims against the plaintiff.

       The Company is also defendant in several other lawsuits arising in the ordinary course of business. Management of the Company is of the opinion that these lawsuits will not have a material effect on the consolidated results of operations or financial position of the Company.

                            Greenbriar Corporation

     NOTE K - SEGMENT INFORMATION

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

                                     Real    Residential   Corporate
                                    estate   retirement    and other     Total
                                   --------  ----------  ------------  ---------

          1995
         ------

     Revenues                       $   789     $ 5,706      $ 3,215     $ 9,710
     Gain on sale of assets              93       5,149        1,801       7,043
     Earnings from continuing
      operations before income
      taxes                             271       5,274          536       6,081
     Identifiable assets              3,326       1,527       24,919      29,772
     Depreciation                        77          43           62         182
     Capital expenditures                54         353           11         418

          1994
         ------

     Revenues                       $ 5,132     $ 9,660      $   227     $15,019
     Gain on sale of assets           2,913       1,720            -       4,633
     Earnings (loss) from
      continuing operations
      before income taxes             2,483       1,848       (2,864)      1,467
     Identifiable assets             11,608      15,038       18,318      44,964
     Depreciation                       239         683           66         988
     Capital expenditures               462          43          573       1,078


     NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values:

       Cash and cash equivalents - The carrying amount approximates fair value because of the short maturity of these instruments.

       Investment in securities - The investment in securities consists of 8% convertible preferred stock of a private company. Fair value, based on estimated future discounted cash flows, approximates carrying value.

                            Greenbriar Corporation

     NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

       Mortgage notes receivable - The mortgage notes receivable consist primarily of $6,700,000 of notes with a stated interest rate of 14%, due in 2021 from the plaintiff in the lawsuit discussed in Note J. It is not practicable to estimate the fair value of the notes.

       Long-term debt - The fair value of the Company's long-term debt is estimated based on market rates for the same or similar issues. At December 31, 1995, the carrying amount of long-term debt approximates its fair value.

       Accounts receivable and payable - The carrying amount approximates fair value because of their short maturity.

NOTE M - NOTES RECEIVABLE

       Stock Purchase Notes
       --------------------
                                                                December 31,
                                                               --------------
                                                                1994    1995
                                                               ------  ------
                                                                (in thousands)
       Related party
        Note from James R. Gilley, chief executive officer,
         principal and interest at 5-1/2%, due
         November 2003                                         $2,250  $2,250

        Note from W. Michael Gilley, executive
         vice-president/director, noninterest-bearing
         and due in December 1999                                 188     188

       Other employees                                             78       -
                                                               ------  ------

                                                               $2,516  $2,438
                                                               ======  ======

       All stock purchase notes are collateralized by common stock of the company and are presented in the balance sheet as a deduction from stockholders' equity.

Mortgage Notes
- --------------
                                                                 December 31,
                                                               ----------------
                                                                1994    1995
                                                               ------  ------
       Notes receivable from a corporation, collateralized by a
        third lien on real property, interest at 14% due annually, principal due in 2021
                                                               $6,700  $6,700

       Other notes                                                668       -
                                                               ------  ------

                                                               $7,368  $6,700
                                                               ======  ======

                            GREENBRIAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

     NOTE M - NOTES RECEIVABLE - Continued

       In connection with certain litigation in which the Company is defendant (see Note J), the maker of the $6,700,000 note stopped making the interest payments required under the note. As a result, the Company ceased recording the accrual of interest income. Had the Company been accruing interest on this note, the amount recognized would have been approximately $900,000 in 1995. No interest income was recognized on this note in 1995.

       Based on the value of the underlying collateral at December 31, 1995, no impairment reserve is required for this note.


     NOTE N - FOURTH QUARTER ADJUSTMENTS

       During the fourth quarter of 1995, the Company made an adjustment to reduce the deferred tax valuation allowance by $1,895,000.

       During the fourth quarter of 1994, the Company wrote off goodwill related to a 1992 acquisition of approximately $150,000, made other adjustments reducing earnings by approximately $175,000 and reduced the deferred tax valuation allowance by approximately $550,000. The goodwill write off resulted from the decision to discontinue the sale of mobility products to third parties.

       The adjustments to the deferred tax valuation allowance resulted from assessments made by the Company of its expected future taxable income available to absorb its net operating loss carryforwards.


     NOTE O - ACQUISITION OF WEDGWOOD RETIREMENT INNS, INC. AND AFFILIATES

       In March 1996, the Company acquired substantially all of the assets and liabilities of a number of companies under common control and managed by Wedgwood Retirement Inns, Inc. The business of these companies consists of the operation of 16 assisted living, congregate and Alzheimer's facilities. To structure the Wedgwood acquisition as a tax-free exchange, the Company also acquired a shopping center in North Carolina from James R. Gilley and members of his family (the Gilley Group). Due to the fact that the Gilley Group is a majority shareholder of Greenbriar and owner of the shopping center, the property was recorded at the Gilley Group's historical cost basis of approximately $2,300,000. Consideration given was 675,000 shares of Series D preferred stock. Wedgwood's assets were valued at approximately $58,000,000 ($54,000,000 of property and equipment) and liabilities assumed were approximately $44,000,000. In exchange, Greenbriar issued 1,949,950 shares of Series E preferred stock, valued at approximately $14,000,000, to the Wedgwood shareholders. The Series D and E preferred stock is convertible, upon approval of the common stockholders, into 1,962,458 shares of common stock.

       The 1995 unaudited pro forma balance sheet presents the consolidated financial position of the Company as if the acquisition had occurred at December 31, 1995. The pro forma balance sheet is for illustrative purposes only and does not purport to be indicative of the actual financial position had the transaction been consummated as of that date.