Form 10QSB/A
period 1996-03-31
GREENBRIAR CORP
filed 1996-07-25
CIK 105744

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 Form 10-QSB/A

                                (Amendment No.2)

(Mark One)

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 1996

                                       or

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT of 1934

               For the transition period from        to
                                              ------     -------

                         Commission File Number: 0-8187

                             GREENBRIAR CORPORATION
                 (Name of Small Business Issuer in its Charter)

        Nevada                                             75-2399477
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

                             Greenbriar Corporation
                          CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except per share data)


                                       March 31,   December 31,
                                         1996          1995
                                      -----------  ------------
                                      (Unaudited)
     ASSETS

CURRENT ASSETS
 Cash                                    $ 5,642        $ 7,199
 Accounts receivable - trade                 584             23
 Deferred income tax benefit                   -          2,150
 Other current assets                      1,636          1,536
                                         -------        -------

     Total current assets                  7,862         10,908


REAL ESTATE                                5,455          3,190

NET ASSETS OF MOBILITY GROUP                   -          3,371

INVESTMENT IN SECURITIES, AT COST          4,153          1,853

NOTES RECEIVABLE                           9,117          7,368

PROPERTY AND EQUIPMENT, AT COST

 Land                                      6,360            322
 Buildings and improvements               46,358            767
 Equipment and furnishings                 1,789            203
 Construction in progress                  3,884          1,576
                                         -------        -------
                                          58,391          2,868
     Less accumulated depreciation           268            252
                                         -------        -------
                                          58,123          2,616

RESTRICTED CASH AND INVESTMENTS            3,254            105

OTHER ASSETS                                 387            361
                                         -------        -------
                                         $88,351        $29,772
                                         =======        =======

                             Greenbriar Corporation
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                 (Amounts in thousands, except per share data)

                                                March 31,   December 31,
                                                  1996          1995
                                               -----------  -------------
                                               (Unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term
   debt                                          $  1,575       $      8
 Accounts payable - trade                           1,554            412
 Accrued expenses                                   1,980            343
 Other current liabilities                            495            130
                                                 --------       --------

     Total current liabilities                      5,604            893

LONG-TERM DEBT                                     36,563            901

DEFERRED INCOME TAXES                               1,495              -

DEFERRED GAIN                                       3,083          3,083

STOCKHOLDERS' EQUITY
 Series B cumulative convertible preferred
   stock, $.10 par value; liquidation
   value of $353 in 1996 and $1,330 in
   1995; authorized, 100 shares; issued
   and outstanding, 4 and 14 shares in 1996
   and 1995, respectively                               1              1
 Series C cumulative convertible preferred
   stock, $.10 par value; liquidation
   value of $2,000; authorized, issued and
   outstanding, 20 shares                               2              2
 Series D cumulative preferred stock,
   $.10 par value; liquidation value of
   $3,375 in 1996; authorized, issued and
   outstanding 675 shares in 1996                      68              -
 Series E cumulative preferred stock,
   $.10 par value; liquidation value of
   $18,552 in 1996; authorized, issued
   and outstanding 1,950 shares in 1996               195              -
 Common stock; $.01 par value; authorized
   20,000 shares; issued and outstanding,
   3,478 and 3,452 shares in 1996 and 1995,
   respectively                                        35             35
 Additional paid-in capital                        49,847         33,957
 Accumulated deficit                              ( 6,026)       ( 6,584)
                                                 --------       --------
                                                   44,122         27,411
   Less stock purchase note receivable             (2,516)        (2,516)
                                                 --------       --------
                                                   41,606         24,895
                                                 --------       --------
                                                 $ 88,351       $ 29,772
                                                 ========       ========

                             Greenbriar Corporation
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (Amounts in thousands, except per share data)

                                                        For the Three
                                                     Month Period Ended
                                                  March 31,         March 31,
                                                    1996               1995
                                             -------------------  --------------
                                                 (Unaudited)       (Unaudited)

Revenue
  Long term care facilities rentals                $    -           $   555
  Real estate rentals                                  156              195
  Gain on sale of assets                                32            5,149
  Interest and dividends                               261              193
  Other                                                450                9
                                                    ------           ------
                                                       899            6,101


Expenses
  Long term care facilities operations                  -               318
  Real estate operations                                73               97
  General and administrative                           724              837
  Interest                                              26              121
                                                    ------           ------
                                                       823            1,373

     Earnings from continuing operations
       before income taxes                              76            4,728

Income tax expense                                      29            1,608
                                                    ------           ------

     Earnings from continuing operations                47            3,120


Discontinued operations
  Loss from operations, net of income
     taxes                                              -               (14)
  Gain on disposal, net of income
     taxes                                             580               -
                                                    ------           ------

     Net earnings                                      627            3,106


Preferred stock dividend requirement                   (34)             (81)
                                                    ------           ------

Earnings allocable to common stockholders          $   593          $ 3,025
                                                    ======           ======

Earnings per share
   Continuing operations                           $   .01          $   .83
   Net earnings                                    $   .17          $   .83

Weighted average number of common and
   equivalent shares outstanding                     3,444            3,655

                             Greenbriar Corporation
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                          For The Three
                                                       Month Period Ended
                                                    March 31,        March 31,
                                                      1996             1995
                                                   -----------      -----------
                                                   (Unaudited)      (Unaudited)

Cash flows from operating activities
  Net earnings                                     $      627       $    3,106
  Adjustments to reconcile net
   earnings to net cash used in
   operating activities
     Discontinued operations                             (580)              14
     Depreciation and amortization                         34              206
     Gain on sales of assets                              (32)          (5,149)
     Changes in operating assets
       and liabilities
           Accounts receivable                             (4)             790
           Due from affiliates                             -                 7
           Deferred income taxes                          378            1,598
           Other current and noncurrent
             assets                                      (550)           1,172
           Accounts payable and other
             liabilities                                 (124)          (2,087)
                                                      -------          -------

             Total adjustments                           (878)          (3,449)
                                                      -------          -------

             Net cash provided by (used in)
               operating activities of:
                  Continuing operations                  (251)            (343)
                  Discontinued operations                (349)              78
                                                      -------          -------

             Net cash used in operating
               activities                                (600)            (265)

Cash flows from investing activities
   Proceeds from sales of assets                          256           18,276
   Additions to real estate                                -               (33)
   Purchase of property and equipment                  (1,580)            (103)
   Net cash effect of purchase of
     subsidiary                                           739               -
   Additions to notes receivable                         (249)         (3,100)
   Investing activities of discontinued
     operations                                            -              (90)
                                                      -------         -------

             Net cash provided by (used in)
               investing activities                      (834)         14,950

                             Greenbriar Corporation
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                             (Amounts in thousands)

                                                          For The Three
                                                       Month Period Ended
                                                    March 31,        March 31,
                                                      1996             1995
                                                   -----------      -----------
                                                   (Unaudited)      (Unaudited)

Cash flows from financing activities
   Payments on debt                                $       (2)      $  (14,049)
   Dividends on preferred stock                             -              (62)
   Purchase of common stock                              (121)          (1,065)
                                                   ----------       ----------

       Net cash used in
        financing activities                             (123)         (15,176)
                                                   ----------       ----------


       NET DECREASE IN CASH AND
        CASH EQUIVALENTS                               (1,557)            (491)

Cash and cash equivalents at beginning
     of period                                          7,199            8,311
                                                   ----------       ----------
Cash and cash equivalents at end of
     period                                        $    5,642       $    7,820
                                                   ==========       ==========


Supplemental information on noncash investing and financing transactions is as follows:

Stock dividend paid on preferred
     shares                                        $       73       $     -

   Sale of subsidiary
     Securities received
        Note receivable                            $    2,000             -
        Preferred stock - Series A -
          Innovative Health Services,
           Inc.                                    $    2,300             -
     Net assets sold                               $    3,371             -

   Purchase of subsidiary
     Fair value of assets acquired                 $   60,819      $      -
     Liabilities assumed                              (40,499)            -
     Deferred income tax                               (3,261)            -
     Pre-acquisition loan and other
       costs                                             (680)            -
     Preferred stock issued                           (17,118)            -
                                                   ----------      ---------

               Total cash received                 $     (739)     $      -
                                                   ==========      =========

                             Greenbriar Corporation

Acquisition
- - -----------

In March 1996, the Company acquired substantially all of the assets and liabilities of a number of companies under common control and managed by Wedgwood Retirement Inns, Inc. ("Wedgwood"), headquartered in Vancouver, Washington. The acquisition has been accounted for as a purchase transaction and Wedgwood's operations will be reflected in the consolidated statement of earnings beginning April 1, 1996. Wedgwood was one of the first builders and management companies in the retirement and assisted living industry. The business of Wedgwood consists of the operation of 15 assisted or independent living facilities.

To structure the Wedgwood acquisition as a tax-free exchange, the Company also acquired a shopping center in North Carolina from James R. Gilley and certain of his affiliates and family members(the Gilley Group). Due to the fact that the Gilley Group is a majority shareholder of Greenbriar and owner of the shopping center, the property was recorded for accounting purposes at the Gilley Group's historical cost basis of approximately $2,300,000. Consideration given was 675,000 shares of Series D preferred stock. Wedgwood's assets were valued at approximately $58,000,000 ($54,000,000 of property and equipment) and liabilities assumed were approximately $44,000,000. In exchange, Greenbriar issued 1,949,950 shares of Series E preferred stock recorded for accounting purposes at approximately $14,000,000, to the Wedgwood shareholders. Both classes of stock are unregistered, will have no trading market unless converted to common stock, and will be entitled to one vote per share on all matters to come before a meeting of stockholders. The Series D preferred stock will bear a cumulative quarterly dividend of 9.5% per year.

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

The following table presents pro forma unaudited consolidated results of operations for the three month periods ended March 31, 1996 and 1995, assuming that the acquisition had taken place on January 1, 1995. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition been made on January 1, 1995, respectively or of future results of operations of the combined companies.

                             Greenbriar Corporation

- - -----------

                                                                   (Amounts in Thousands)

                                                                Three Month        Three Month
                                                                Period Ended       Period Ended
                                                               March 31, 1996     March 31, 1995
                                                               --------------     --------------

                 Revenue                                       $   5,202          $    9,617
                 Earnings (loss)from
                  continuing operations                        $    (225)         $    2,870
                 Net earnings                                  $     355          $    2,856
                 Earnings allocable to common
                  shareholders                                 $     241          $    2,695
                 Net earnings per share                        $    0.05          $     0.51




Sale of Mobility Assistance Subsidiaries
- - ----------------------------------------

Effective January 1, 1996, the Company sold its wholly owned subsidiary American Mobility, Inc. ("AMI") along with AMI's subsidiaries Odyssey Mobility Systems, Inc., Aviation Mobility, Inc. and Alpha Mobility, Inc. to Innovative Health Services, Inc. ("IHS"), a private company. The sales price was $4,300,000, consisting of a $2 million note and $2,300,000 (230,000 shares) of IHS's Class A convertible preferred stock. The Company recorded a pre-tax gain of approximately $930,000 on the sale of AMI. The price and terms of the sale were determined through arms length negotiations between the parties. The fair value of the preferred stock for accounting purposes was determined based on the discounted projected future cash flows. The $2 million note bears interest at the prime rate plus 1% and is payable quarterly. The note calls for annual principal payments equal to a percentage of IHS's earnings with a final payment due on February 9, 2001. The preferred stock has a cumulative dividend rate of 8% per annum, payable quarterly. The preferred stock has no voting rights unless dividends are in arrears. After three years, under certain circumstances, the Company can convert the preferred stock into IHS common stock at a price of 75% of the prevailing market price at the time of conversion. As a result of this sale, the Company is no longer involved in the business of manufacturing, selling and leasing mobility assistance equipment. Until the note is paid in full, the Company has the right to designate one member of the Board of Directors of IHS. Gene S. Bertcher, Executive Vice President and Chief Financial Officer of the Company, presently serves as the Company's designee.

                             Greenbriar Corporation



ITEM 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         ------------------------------------

During 1994 the Company began a series of steps to focus its business on the development, management and ownership of assisted living properties. The Company's historical businesses during the past five years have included ownership and operation of skilled nursing and retirement centers, real estate investments, and manufacture and leasing of electric convenience vehicles and wheelchairs. The nursing and retirement centers and convenience vehicle businesses have been sold, and the real estate investments are being liquidated. Revenues and earnings in years prior to 1996 are attributed to these prior businesses. During 1994, the Company began independently to develop its assisted living business, began construction on its first assisted living facility in July 1995, and opened such facility to residents on May 30, 1996.
By July 1, 1996, the Company (not including the properties of Wedgwood) had three additional assisted living facilities under construction and nine under development. In order to increase the Company's presence in the assisted living industry, the Company acquired Wedgwood in March 1996. The Wedgwood acquisition is accounted for as a purchase, and the historical financial statements of the Company do not include any revenues or earnings (losses) attributed to Wedgwood.


Liquidity and Capital Resources
- - -------------------------------

At March 31, 1996, the Company had positive working capital of $2,258,000. During the first quarter of 1996, the Company sold the Mobility Group, which was a continuation of the Company's program of selling its non-strategic assets and using the proceeds to invest in existing operations. The sale of the Mobility Group is not expected to have a material impact on the Company's liquidity. In March 1996, the Company acquired Wedgwood. As of March 31, 1996, the Company and Wedgwood have combined assets of $88,351,000, combined liabilities of $46,745,000 and combined stockholders' equity of $41,606,000. The Company and Wedgwood combined have sufficient liquidity and capital resources to meet their current obligations.

Net cash used for operating activities during the three months ended March 31, 1996 was $251,000, principally constituting general and administrative expenses in excess of relatively small income from real estate operations and interest income. No revenue from assisted living operations was reported during the quarter.

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

                            Greenbriar Corporation

- - -------------------------------


The assets acquired and sold have included real estate properties acquired in the merger in 1993 with EquiVest, Inc. ("EquiVest"), six skilled nursing facilities, two retirement centers, the Mobility Group, and an eating disorder facility.

Since January 1, 1994, these sources of cash from investment activities included approximately $18,200,000 received in January 1995 from the sale of the Fountainview retirement facility in West Palm Beach, Florida; approximately $26,600,000 in proceeds after 1993 from the sale of the properties acquired in the merger with EquiVest; and approximately $6,900,000 proceeds from the sale of the Rivermont retirement facility in December 1994.

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

The Company will utilize additional financing to develop additional assisted living facilities currently under construction and development. The Company was participating in the construction of seven facilities as of July 1, 1996. Of the seven facilities under construction as of July 1, 1996 the Company is responsible for arranging financing for six of them and a development partner is responsible for arranging financing for the seventh. The six facilities for which the Company is arranging financing are subject to fixed cost construction contracts and other arrangements estimated to cost approximately $24,800,000 and are estimated to be substantially completed by June 30, 1997. The eleven facilities under development that the Company is responsible for financing are estimated to cost approximately $45,100,000. Of the resulting total of $69,900,000 of development costs that the Company is responsible for financing, the Company has financing committed for five specific facilities costing $21,530,000. The remaining development and construction costs of approximately $48,370,000 is expected to be financed from available sources as described below in the amount of $60,000,000 or from other sources the Company is seeking.

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

                             Greenbriar Corporation

- - -------------------------------


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


           (ii) In 1995 Health Care REIT, Inc. provided mortgage loan commitments for two facilities totaling $16,891,000. Of that amount, $4,536,000 was used to refinance one of the facilities (Camelot) and $5,625,000 is being used to construct another facility (Villa de la Rosa) which will open in the fourth quarter of 1996. The balance includes $5,160,000 to fund construction of the Camelot Assisted Living facility scheduled to begin construction in the third quarter of 1996 and $645,000 to fund certain improvements to the existing Camelot facility that is currently under construction, along with $925,000 for the construction of a second Villa de la Rosa, which is not presently scheduled for development and is not included in the development and construction total. The construction loans convert to term loans upon completion of construction. The term loans mature in seven to ten years, initially bear interest at a rate of 4.5% over the corresponding U.S. Treasury Note rate and are secured by the facilities, an assignment of leases, rents and management contract, letters of credit, and an assignment of the facilities licenses and permits.


           (iii) Commitments from First National Bank & Trust Co. of McAlester, Oklahoma of $5.2 million to provide mortgage financing for the two assisted living facilities under construction in Muskogee, Oklahoma and Sherman, Texas. Such loans require a 2% commitment fee and are payable in 10 years based on a 20 year amortization, with interest at prime plus 2% (subject to a minimum interest rate of 8.70% and a maximum interest rate of 12.75%).


           (iv) In 1995 Investors Real Estate Trust ("IRET") issued a commitment to provide 100% of the construction costs up to $2,810,000 for the Sweetwater Springs, Georgia facility that is presently under construction. Upon completion the facility will be

                            Greenbriar Corporation

- - -------------------------------


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



In addition to development and construction financing Comerica Bank-Texas has issued a commitment to provide $1,600,000 to finance buses and other vehicles to transport residents of the Company's facilities. Each vehicle will be financed at 90% of cost, and the loan for each vehicle will be amortized only 48 months. The interest rate will be prime plus one percent.

Therefore, the Company believes it has adequate resources to complete its facilities currently under construction and development and currently plans to use the balance of such committed sources and its net working capital in excess of operating needs for future development of assisted living facilities.

The Company will finance the construction, development and lease-up of the 17 facilities under construction or development as of July 1, 1996, for which it is responsible for obtaining financing, which the Company expects to require approximately $70 million of capital (including the $24,800,000 already under construction), through a combination of the sources described above; its own funds and additional funds from other traditional sources of financing, including financial institutions, banks and real estate investment trusts.

                             Greenbriar Corporation


Results of Operations
- - ---------------------

Three month period ended March 31, 1996 compared to three month period ended March 31, 1995.



Revenues and Net Earnings
- - -------------------------

Revenues for the three months ended March 31, 1996 were $899,000 as compared to $6,101,000 for the comparable period in 1995. Net earnings for the three months ended March 31, 1996 were $627,000 as compared to $3,106,000 for the three months ended March 31, 1995. Such decreases reflect the deposition of the Company's historical business operations and start-up efforts in the assisted living industry.



Long Term Care Facilities
- - -------------------------

The Company sold "The Fountainview" on January 28, 1995. During January, 1995 "The Fountainview" generated revenue of $552,000 and operating expenses of $318,000. For the three month period ended March 31, 1996 there was no comparable property.


Real Estate Operations
- - ----------------------

Revenue from real estate operations not related to the development and acquisition of residential retirement and assisted living facilities was $156,000 for the three months ended March 31, 1996 as compared to $195,000 for the comparable period in 1995. Costs of operating these properties were $73,000 for the three months ended March 31, 1996 as compared to $97,000 for the comparable period in the prior year. The reduced level of revenue and expenses for real estate operations reflects the ongoing sale of those properties.


Gain on Sale of Assets
- - ----------------------

During January 1995 the Company sold "The Fountainview" and recorded a gain of $5,149,000. In February, 1996, the Company sold an investment in common stock for a gain of $32,000.


General and Administrative Expenses
- - -----------------------------------

General and administrative expenses were $724,000 for the three months ended March 31, 1996 compared to $837,000 for the comparable period in 1995. The change is due principally to the reduction of expenses related to the discontinued operations of the Mobility Group and "The Fountainview".

                             Greenbriar Corporation


Interest Income and Expense
- - ---------------------------

Interest and dividend income were $261,000 for the three month period ended March 31, 1996 compared to $193,000 for the comparable period in 1995. Interest expense was $26,000 for the three months ended March 31, 1996 compared to $121,000 for the comparable period in 1995. Throughout 1995 and the three months ended March 31, 1996 the Company disposed of assets not essential to its long range healthcare strategy. The proceeds from those sales were used to reduce debt and increase working capital. The increase in interest income is the result of having more working capital to invest. The decrease in interest expense is due to the reduction in debt due both to the payoff of mortgages when real estate assets were sold and the reduction of corporate debt when the proceeds from the sale of assets were used to pay off that debt.


Discontinued Operations
- - -----------------------

During the first quarter of 1996 the Company sold all of its operations in the Mobility Group and recorded a gain on sale, net of tax, of $580,000.


Effect of Inflation
- - -------------------

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


Statement of Financial Accounting Standards Not Yet Adopted
- - -----------------------------------------------------------

Statement of Financial Accounting Standards (SFAS) No. 121, which the
Company will adopt in 1996, establishes accounting standards for the impairment of long-lived assets and certain other intangible assets. Management is currently analyzing the impact of the adoption of SFAS No. 121, but does not anticipate any material impact on the Company's consolidated financial statements.

SFAS No. 123, "Accounting For Stock-Based Compensation", establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 permits, as an alternative, the use of existing accounting rules for such plans. The Company expects to adopt this alternative in 1996 and, therefore, SFAS No. 123 will have no effect on the Company's consolidated financial statements except for the additional required disclosures.

Forward Looking Statements
- - --------------------------

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

                             Greenbriar Corporation


     ITEM 6.     Exhibits and Reports on Form 8-K
                 --------------------------------

     (a)   The following exhibits are filed with this report.
           27.1  Financial Data Schedule required by Item 601 of Regulation S-B.

     (b) During the quarter ended March 31, 1996, the Company filed a report dated February 20, 1996 on Form 8-K which reported the sale of American Mobility, Inc. along with its subsidiaries Odyssey Mobility Systems, Inc., Aviation Mobility, Inc. and Alpha Mobility, Inc. (See
           Part I, Item 2). The financial statements included with the filing were:

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

                             Greenbriar Corporation


     ITEM 6.     Exhibits and Reports on Form 8-K - Continued
                 --------------------------------



           C). A pro forma consolidated statement of earnings of the Company for the year ended December 31, 1995 prepared as though the acquisition had occurred at the beginning of the period.

     Contemporaneously herewith three 8-K/As dated July 23, 1996 are being filed with respect to 8-Ks that were filed February 15, 1995; February 23, 1996 and April 1, 1996 (as amended by 8-K/A filed May 30, 1996).

                             Greenbriar Corporation


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this Amendment No. 2 report to be signed on its behalf by undersigned, thereunto duly authorized.




                                  Greenbriar Corporation



     Date: July 22, 1996                    By:   Gene S. Bertcher
                                                --------------------------
                                                  Executive Vice President
                                                  Chief Financial Officer