Form 10KSB/A
period 1995-12-31
GREENBRIAR CORP
filed 1996-08-12
CIK 105744

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10-KSB/A
                             (Amendment No. Three)
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______

                         Commission file number 0-8187
                            GREENBRIAR CORPORATION
               (Formerly Medical Resource Companies of America)
                (Name of Small Business Issuer in its charter)
               Nevada                                        75-2399477
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

  4265 Kellway Circle, Addison, Texas                           75244
 (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code:  (214) 407-8400

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
        Title of Each Class                              on Which Registered
        -------------------                             --------------------
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

      At the same time that Plaintiff unilaterally and without notice terminated the management contract, the Plaintiff also claimed that indebtedness of approximately $6.7 million assigned to the Company was discharged. Plaintiff claims that the discharge occurred at the time of the assignment despite the facts that (i) the assignment had occurred 24 months prior to their claim of discharge, (ii) Plaintiff, at the time of the assignment, had acknowledged in writing that the indebtedness was due and owing, (iii) Plaintiff paid approximately $1.2 million toward the indebtedness subsequent to the assignment, and (iv) Plaintiff apparently has continued to accrue the indebtedness on its financial statements. The Company disputes this claim and has filed a counterclaim to confirm the indebtedness. The Company plans to vigorously contest and defend and vigorously pursue its counterclaims against Plaintiff. The litigation is in the discovery process and is currently not set for trial. Non-binding mediation has been ordered. The Company does not believe it has breached any obligation to Plaintiff regarding management of the nursing homes and does not believe Plaintiff will prevail on the merits, although there can be no assurance in this regard. The Company also does not believe the approximately $6.7 million of indebtedness was discharged, and believes that it will prevail on this counterclaim, although there can be no assurance. The amount of the indebtedness, including accrued interest, is approximately $10 million. The Company's basis in the indebtedness, net of related deferred gains, is approximately $4.2 million, which would be a reduction in the Company's results of operations and balance sheet, but not liquidity in any material sense, if the plaintiff were to prevail its actions.

      Eldercare Housing Foundation ("Eldercare"), owned a nursing home in Tucson, Arizona and Sunrise Healthcare Corporation ("Sunrise") had a management contract to manage the home. Eldercare subsequently awarded the management contract to CareAmerica, Inc. a Company subsidiary. Sunrise (and a related company, Sundance) filed a lawsuit against CareAmerica, Inc., James R. Gilley (and his wife) and Terry Wilson (and his wife - Mr. Wilson is a former employee of the Company) in Sunrise Healthcare Corporation, et al v. Eldercare Housing Foundation, CareAmerica, Inc., et al, Superior Court of Maricopa County, Arizona, alleging, generally, that the defendants interfered with Sunrise's management contract. The Company's bylaws provided indemnification for officers and employees. The plaintiffs' claim appears to be for losses in the range of $380,000 plus punitive and treble damages, attorney's fees and costs. In addition to its defenses. Eldercare has counterclaims against Sunrise alleging breach of contract and negligent property management for damages in the amount of $943,000. These counterclaims were assigned by Eldercare to CareAmerica. Extensive discovery has been held in this matter and is ongoing. The case is set for trial November 12, 1996. The parties have conducted extensive negotiations in July 1996, but the Company anticipates this matter will be settled without any material adverse effect on the Company's results of operations, liquidity or financial condition.

ITEM 6:     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION\
- -------     ----------------------------------------------------------

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

Liquidity and Capital Resources

      At December 31, 1995, the Company had positive working capital of $10,000,000. In March 1996, the Company acquired Wedgwood. As of
December 31, 1995, on a pro forma basis, the Company and Wedgwood have combined assets of $88,278,000, combined liabilities of $46,531,000 and combined stockholders' equity of $41,747,000. The Company and Wedgwood combined have sufficient liquidity and capital resources to meet their current obligations.

      Cash used in operations in 1995 was $2,550,000, compared to $3,722,000 in 1994 and $2,340,000 in 1993. Because the Company's net earnings have resulted primarily from gains on sales of assets, operations have consistently used rather than provided cash.

      Net cash provided by investing activities was $37,066,000 in 1994, an increase of $28,496,000 compared to 1993. This increase is attributable primarily to the sales in 1994 of the assets of Altman Nursing, Inc., Rivermont Retirement Center, and five commercial real estate properties. Net cash provided by investment activities in 1995 was $19,066,000, a decrease of $31,806,000 compared to 1994. In 1995, the only significant sale transaction was the sale of The Fountainview for approximately $18,000,000.

      Cash used in financing activities is primarily payments on debt that were required by sale of assets collateralizing the debt.

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

Statements of Financial Accounting Standards Not Yet Adopted

      Statement of Financial Accounting Standards (SFAS) No. 121, which the Company will adopt in 1996, establishes accounting standards for the impairment of long-lived assets and certain other intangible assets. Management is currently analyzing the impact of the adoption of SFAS No. 121, but does not anticipate any material impact on the Company's consolidated financial statements.

      SFAS No. 123, "Accounting For Stock-Based Compensation," established financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 permits, as an alternative, the use of existing accounting rules for such plans. The Company expects to adopt this alternative in 1996 and, therefore, SFAS 123 will have no effect on the Company's consolidated financial statements except for the additional required disclosures.

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

ITEM 7:     FINANCIAL STATEMENTS
- -------     --------------------


      The financial statements required by this Item begin at page F-1 hereof.

ITEM 13:     EXHIBITS LIST AND REPORTS ON FORM 8-K
- --------     --------------------------------------

      (a) The following exhibits required to be filed by Item 601 of Regulation S-B are filed as part of this Annual Report on Form 10-KSB:

Exhibit
Number       Description of Exhibits
- ------       -----------------------

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

Exhibit
Number       Description of Exhibits
- ------       -----------------------

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

  11.1       Statement Regarding Computation of Earnings per Share of
             Registrant.

  22.1       Subsidiaries of Registrant.

  **23.1     Consent of Grant Thornton.

  *27.1      Financial Data Schedule required by Item 601 of Regulation S-B.

- -------------------------

* Filed with the original of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, filed with the Securities and Exchange Commission on April 14, 1996, or with Amendment No. One or Amendment No. Two to the original of the Company's Annual Report on Form 10-KSB/A, and incorporated herein by reference.

** Filed herewith.

b) Reports on Form 8-K - None

                                 SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act"), the Company has duly caused this Amendment No. Three to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GREENBRIAR CORPORATION



August 8, 1996                     By: /s/ Gene S. Bertcher
                                      ------------------------------------
                                         Gene S. Bertcher, Director,
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

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



GRANT THORNTON LLP

Dallas, Texas
March 8, 1996

                            Greenbriar Corporation

                          CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except per share data)

                                 December 31,



                                                                                            1995
                                                                                          Pro forma
            ASSETS                                            1994           1995         (Note O)
                                                            --------       --------       --------
                                                                                         (unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                $ 8,311         $ 7,199        $ 7,781
  Accounts receivable - trade, less allowance of
    $601 in 1994                                             1,925              23            170
  Deferred income tax benefit                                2,185           2,150              -
  Real estate under contract of sale                        14,889               -              -
  Other current assets                                       1,455           1,536          2,017
                                                           -------         -------        -------

         Total current assets                               28,765          10,908          9,968

REAL ESTATE OPERATIONS HELD FOR SALE,
  AT LOWER OF COST OR MARKET                                 3,204           3,190          5,473

NET ASSETS OF MOBILITY GROUP                                 3,330           3,371          3,371

INVESTMENT IN SECURITIES, AT COST                            1,678           1,853          1,853

MORTGAGE NOTES RECEIVABLE                                    6,700           7,368          7,368

PROPERTY AND EQUIPMENT, AT COST
  Land                                                         100             322          5,998
  Buildings and improvements                                   767             767         45,742
  Equipment and furnishings                                    192             203          1,786
  Construction in progress                                       -           1,576          1,928
                                                           -------         -------        -------
                                                             1,059           2,868         55,454
    Less accumulated depreciation                              186             252            252
                                                           -------         -------        -------
                                                               873           2,616         55,202

RESTRICTED CASH AND INVESTMENTS                                  -               -          2,846

OTHER ASSETS                                                   414             466          1,280
                                                           -------         -------        -------

                                                           $44,964         $29,772        $87,361
                                                           =======         =======        =======


                            Greenbriar Corporation

                 (Amounts in thousands, except per share data)

                                 December 31,

                                                                                             1995
                                                                                           Pro forma
LIABILITIES AND STOCKHOLDERS' EQUITY                          1994            1995         (Note O)
                                                            ---------      -----------    ----------
                                                                                          (unaudited)

CURRENT LIABILITIES
     Note payable                                           $  5,008       $     -        $     -
     Current maturities of long-term debt                        379             8          1,525
     Long-term debt collateralized by
       properties under
       contract of sale                                        8,933             -              -
     Accounts payable - trade                                  1,149           412          1,360
     Accrued expenses                                          1,753           343          1,735
     Other current liabilities                                 1,405           130            499
                                                            --------       -------        -------
          Total current liabilities                           18,627           893          5,119

LONG-TERM DEBT                                                 1,110           901         37,218

DEFERRED INCOME TAXES                                              -             -          1,111

DEFERRED GAIN                                                  3,083         3,083          3,083

STOCKHOLDERS' EQUITY
     Series A cumulative preferred stock,
       $.10 par value;
       liquidation value of $1,085 in
       1994; authorized,
       10,000 shares; issued and
       outstanding, 1,085
       shares in 1994                                            108             -              -
     Series B cumulative convertible
       preferred stock,
       $.10 par value; liquidation value
       of $1,351 in
       1994 and $1,330 in 1995;
       authorized, 100 shares;
       issued and outstanding, 14 shares                           1             1              1
     Series C cumulative convertible
       preferred stock,
       $.10 par value; liquidation value
       of $2,000;
       authorized, issued and outstanding,
       20 shares                                                   2             2              2
     Series D cumulative preferred stock,
       $.10 par value
       authorized, 675 shares                                      -             -             68
     Series E cumulative preferred stock,
       $.10 par value
       authorized, 1,913 shares                                    -             -            191
     Common stock, $.01 par value;
       authorized, 20,000
       shares; issued and outstanding,
       3,708 and 3,452
       shares in 1994 and 1995,
       respectively                                              185            35             35
     Additional paid-in capital                               36,442        33,957         49,633
     Accumulated deficit                                     (12,156)       (6,584)        (6,584)
                                                            --------       -------        -------
                                                              24,582        27,411         43,346
     Less stock purchase notes receivable
       (including
       $2,438 from related parties)                           (2,438)       (2,516)        (2,516)
                                                            --------       -------        -------
                                                              22,144        24,895         40,830
                                                            --------       -------        -------

                                                            $ 44,964      $ 29,772        $87,361
                                                            ========      ========        =======




       The accompanying notes are an integral part of these statements.

                            Greenbriar Corporation

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (Amounts in thousands, except share data)

                           Years ended December 31,



                                                             1994       1995
                                                          ----------  ---------

Revenue
     Long-term care facilities                               $7,939     $  557
     Real estate operations                                   2,029        666
     Gain on sales of assets                                  4,633      7,043
     Interest                                                   418      1,205
     Other                                                        -        239
                                                             ------     ------
                                                             15,019      9,710

Expenses
     Long-term care facilities                                5,059        322
     Real estate operations                                   1,486        337
     General and administrative                               4,028      2,764
     Interest                                                 2,979        206
                                                             ------     ------
                                                             13,552      3,629
                                                             ------     ------

          Earnings from continuing operations before
           income taxes                                       1,467      6,081

Income tax expense                                              240        186
                                                             ------     ------

          Earnings from continuing operations                 1,227      5,895

Discontinued operations
     Loss from operations, net of income taxes                 (617)       (98)
     Gain on disposal, net of income taxes                    1,178          -
                                                             ------     ------

          NET EARNINGS                                        1,788      5,797

Preferred stock dividend requirement                           (327)      (225)
                                                             ------     ------

Earnings allocable to common stockholders                    $1,461     $5,572
                                                             ======     ======

Earnings per share
     Continuing operations                                     $.24      $1.60
     Net earnings                                              $.40      $1.57

Weighted average number of common and equivalent shares
 outstanding                                                  3,679      3,539




       The accompanying notes are an integral part of these statements.

                             Greenbriar Corporation

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)




                                                                                                      Stock
                                Preferred stock       Common stock      Additional                  purchase
                               ------------------  -------------------    paid in    Accumulated      notes     Treasury    Total
                                Shares    Amount    Shares    Amount      capital      deficit     receivable     stock     equity
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

                            Greenbriar Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                           Years ended December 31,



                                                             1994       1995
                                                           ---------  ---------

Cash flows from operating activities
  Net earnings                                             $ 1,788    $ 5,797
  Adjustments to reconcile net earnings to net
    cash used in operating activities
      Discontinued operations                                 (561)        98
      Depreciation and amortization                          1,306        182
      Gain on sales of assets                               (4,633)    (7,043)
      Recognition of deferred gain                          (1,070)         -
      Stock dividends on investment securities                   -       (175)
      Changes in operating assets and liabilities
        Accounts receivable                                    (72)     1,902
        Refundable income taxes                                945          -
        Deferred income tax benefit                            369         35
        Other current and noncurrent assets                 (2,381)        (9)
        Accounts payable and other liabilities                 818     (3,546)
                                                            -------    -------

          Total adjustments                                 (5,279)    (8,556)
                                                            -------    -------

          Net cash provided by (used in) operatin
            activities of:
              Continuing operations                         (3,491)    (2,759)
              Discontinued operations                         (231)       209
                                                            -------    -------

          Net cash used in operating activities             (3,722)    (2,550)

Cash flows from investing activities
  Proceeds from sales of assets                             32,196     21,885
  Proceeds from sales of discontinued operations             6,557          -
  Additions to real estate                                    (462)       (54)
  Purchase of property and equipment                          (608)    (1,809)
  Net cash effect of sale of subsidiary                       (273)         -
  Additions to mortgage notes receivable                         -       (668)
  Investing activities of discontinued operations             (344)      (348)
                                                            -------    -------

          Net cash provided by investing activities         37,066     19,006




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

  Summarized operating results of these segments are as follows (in thousands):


                                                  1994          1995
                                                --------       -------

     Revenues                                   $13,581        $2,027
                                                =======        ======

     Loss before income taxes                   $  (935)       $ (149)

     Income tax benefit                            (318)          (51)
                                                -------        ------

         Net loss from operations               $  (617)       $  (98)
                                                =======        ======

NOTE C - CASH FLOW INFORMATION

  Supplemental information on cash flows and noncash investing and financing transactions is as follows (in thousands):


                                                                  Years ended
                                                                 December 31,
                                                               -----------------
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
                                                               =======     =====


                            Greenbriar Corporation

NOTE D - DEBT

  Long-term debt is comprised of the following (in thousands):

                                                                December 31,
                                                             -------------------
                                                               1994       1995
                                                             ---------  --------

Mortgage note payable to a bank, payable monthly through
  maturity in 1996.                                           $ 8,933     $   -

Mortgage notes payable to a corporation bearing interest
  at 11.52% principal and interest payable in monthly
  installments through maturity in 2004.                          916       909

Note payable to a corporation bearing interest at 5%;
  principal and interest payable in monthly installments
  through maturity in December 1995.                              341         -

Convertible note payable to an individual bearing interest
  at 6%; interest due quarterly and principal due at maturity
  in 1998 (convertible into common stock at $3 per share).        200         -

Other                                                              32         -
                                                              -------   -------
                                                               10,422       909

  Less:  Current maturities                                      (379)       (8)
         Debt collateralized by properties under contract
           of sale                                             (8,933)        -
                                                              -------   -------

                                                             $  1,110   $   901
                                                             ========   =======


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

                            Greenbriar Corporation

NOTE E - INCOME TAXES - Continued

  The following is a summary of the components of income tax expense from continuing operations (in thousands):


                                                                Year ended
                                                                December 31,
                                                            -------------------
                                                              1994       1995
                                                            --------   --------

        Current                                             $   160    $   151
        Deferred                                                 80         35
                                                            -------    -------

                                                            $   240    $   186
                                                            =======    =======

  Deferred tax assets and associated valuation allowances were comprised of the following (in thousands):

                                                                December 31,
                                                            -------------------
                                                              1994       1995
                                                            --------   --------
      Deferred tax assets:
        Net operating loss carryforwards                    $ 4,650    $ 2,570
        Real estate                                             488        141
        Charitable contribution carryforwards                     -        606
        Tax credits                                             125        220
        Accrued expenses                                         60        103
        Other                                                   187        195
                                                            -------    -------

            Total deferred tax assets                         5,510      3,835

      Valuation allowance                                    (3,325)    (1,430)

      Deferred tax liabilities:
        Investment in securities                                  -       (237)
        Other                                                     -        (18)
                                                            -------    -------

            Total deferred tax liabilities                        -       (255)
                                                            -------    -------

            Net deferred tax asset                          $ 2,185    $ 2,150
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

                            Greenbriar Corporation

NOTE E - INCOME TAXES - Continued

  Following is a reconciliation of income tax expense from continuing operations with the amount of tax computed at the statutory rate (in thousands):

                                                                 Year ended
                                                                December 31,
                                                              ----------------
                                                               1994     1995
                                                              ------  --------

    Tax at the statutory rate                                 $ 499   $ 2,004
    Amortization of intangibles                                 113        30
    Change in deferred tax asset valuation allowance,
      exclusive of reductions for sold company in 1994         (547)   (1,895)
    Correction of prior period estimates                        138         -
    Other                                                        37        47
                                                              -----   -------

    Tax expense                                               $ 240   $   186
                                                              =====   =======

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

                            Greenbriar Corporation

NOTE F - STOCKHOLDERS' EQUITY - Continued

  Information relating to stock option activity during 1995 and 1994 is as follows:


                                                Year ended
                                               December 31,
                                            -------------------
                                              1994       1995
                                            ---------  --------

    Outstanding at beginning of year         327,500   155,500
      Granted                                      -    10,000
      Cancelled                              (30,000)        -
      Expired                                      -   (10,000)
      Reacquired                            (142,000)        -
                                            --------   -------

    Outstanding at end of year               155,500   155,500
                                            ========   =======

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

  1995
  ----

  The Company purchased land from Sylvia Gilley for $221,000.

                            Greenbriar Corporation

NOTE I - SALES OF ASSETS

  Gains on the sale of assets result from the following transactions (amounts in thousands):


                  1995                                                            Gain
                 ------                                                          -----


          Sale of Fountainview retirement center for cash of approximately
            $18,000                                                              $5,149
          Sale of economic interest in legal claim for $1,085 in cash               654
          Sale of rights to the interest on escrow funds for cash of $1,140       1,140
          Other                                                                     100
                                                                                 ------

                                                                                 $7,043

                  1994
                 ------
          Sale of Rivermont retirement center for cash of approximately
            $6,900                                                               $1,720
          Sale of five commercial properties for approximately $22,000 in
            cash and $2,050 in notes                                              1,095
          Sale of investment securities for cash of $2,730                          736
          Recognition of deferred gain on long-term care facilities sold in
            1991 for approximately $15,400 in notes                               1,070
          Other                                                                      12
                                                                                 ------
                                                                                 $4,633
                                                                                 ======

  At December 31, 1994 and 1995, the balance sheet reflects a deferred gain of $3,083,000. This gain resulted from the sale in 1991 of four nursing homes in exchange for notes in the principal amount of $15,400,000. The original gain of $7,259,000 was deferred and is being accounted for by the installment method. Sales in previous years by the Company of some of the notes resulted in a reduction of the deferred gain to $3,083,000.


NOTE J - CONTINGENCIES

  The Company and a subsidiary, CareAmerica, Inc. (CareAmerica) are defendants in lawsuits brought by a corporation that purchased nursing homes from the Company in 1991. The plaintiff alleges mismanagement of the homes during the period that CareAmerica provided management services, seeks damages in excess of $1,500,000, seeks cancellation of $6,700,000 of mortgage notes payable to the Company and secured by the nursing homes, and seeks recovery of interest payments made on the mortgage notes. The Company has filed a counterclaim for breach of the management contract and to confirm the indebtedness. The plaintiff terminated the contract and claimed that the mortgage notes had previously been discharged. The Company believes that the plaintiff's actions, including payments against the indebtedness, are inconsistent with the plaintiff's claims that the notes have been discharged. The company intends to vigorously contest those lawsuits and pursue its counterclaims against the plaintiff.

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

          1995
          ----

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

          1994
          ----

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

                            Greenbriar Corporation

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

  Mortgage notes receivable - The mortgage notes receivable consist primarily of $6,700,000 of notes with a stated interest rate of 14%, due in 2021 from Southern Care Corp., the plaintiff in the lawsuit discussed in Note J. The obligor has brought suit to cancel the notes, and as a result, future cash flows are not predictable. Therefore, it is not practicable to estimate the fair value of the notes.

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


    Mortgage Notes
    --------------

                                                                  December 31,
                                                                 --------------
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