Form 10QSB/A
period 1996-03-31
GREENBRIAR CORP
filed 1996-08-12
CIK 105744

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 Form 10-QSB/A
                               (Amendment No.3)

(Mark One)

( X )         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 1996

                                      or

(   )          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT of 1934

               For the transition period from ______  to_______

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

                            Greenbriar Corporation
                          CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except per share data)

                                     March 31,  December 31,
                                       1996         1995
                                     ---------  ------------
                                    (Unaudited)

   ASSETS

CURRENT ASSETS
 Cash                                  $ 5,642       $ 7,199
 Accounts receivable - trade               584            23
 Deferred income tax benefit                 -         2,150
 Other current assets                    1,636         1,536
                                       -------       -------

   Total current assets                  7,862        10,908


REAL ESTATE                              5,455         3,190

NET ASSETS OF MOBILITY GROUP                 -         3,371

INVESTMENT IN SECURITIES, AT COST        4,153         1,853

NOTES RECEIVABLE                         9,117         7,368

PROPERTY AND EQUIPMENT, AT COST

 Land                                    6,360           322
 Buildings and improvements             46,358           767
 Equipment and furnishings               1,789           203
 Construction in progress                3,884         1,576
                                       -------       -------
                                        58,391         2,868
   Less accumulated depreciation           268           252
                                       -------       -------
                                        58,123         2,616

RESTRICTED CASH AND INVESTMENTS          3,254           105

OTHER ASSETS                               387           361
                                       -------       -------
                                       $88,351       $29,772
                                       =======       =======

                            Greenbriar Corporation
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                 (Amounts in thousands, except per share data)

                                                March 31,        December 31,
                                                   1996              1995
                                             ----------------  -----------------
                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term
  debt                                       $         1,575  $               8
 Accounts payable - trade                              1,554                412
 Accrued expenses                                      1,980                343
 Other current liabilities                               495                130
                                             ---------------  -----------------

   Total current liabilities                           5,604                893

LONG-TERM DEBT                                        36,563                901

DEFERRED INCOME TAXES                                  1,495                  -

DEFERRED GAIN                                          3,083              3,083

STOCKHOLDERS' EQUITY
 Series B cumulative convertible preferred
  stock, $.10 par value; liquidation
  value of $353 in 1996 and $1,330 in
  1995; authorized, 100 shares; issued
  and outstanding, 4 and 14 shares in 1996
  and 1995, respectively                                   1                  1
 Series C cumulative convertible preferred
  stock, $.10 par value; liquidation
  value of $2,000; authorized, issued and
  outstanding, 20 shares                                   2                  2
 Series D cumulative preferred stock,
  $.10 par value; liquidation value of
  $3,375 in 1996; authorized, issued and
  outstanding 675 shares in 1996                          68                  -
 Series E cumulative preferred stock,
  $.10 par value; liquidation value of
  $18,552 in 1996; authorized, issued
  and outstanding 1,950 shares in 1996                   195                  -
 Common stock; $.01 par value; authorized
  20,000 shares; issued and outstanding,
  3,478 and 3,452 shares in 1996 and 1995,
  respectively                                            35                 35
 Additional paid-in capital                           49,847             33,957
 Accumulated deficit                                  (6,026)           ( 6,584)
                                                     --------           ---------
                                                      44,122              27,411
  Less stock purchase note receivable                 (2,516)             (2,516)
                                                     --------            --------
                                                      41,606              24,895
                                                     --------            --------
                                                    $ 88,351            $ 29,772
                                                    =========           =========

                            Greenbriar Corporation
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (Amounts in thousands, except per share data)

                                                         For the Three
                                                      Month Period Ended
                                                  March 31,        March 31,
                                                    1996             1995
                                             -------------------  -----------
                                                 (Unaudited)      (Unaudited)

Revenue
 Long term care facilities rentals           $    -                   $  555
 Real estate rentals                            156                      195
 Gain on sale of assets                          32                    5,149
 Interest and dividends                         261                      193
 Other                                          450                        9
                                             ------                   ------
                                               8990                    6,101


Expenses
 Long term care facilities operations             -                      318
 Real estate operations                          73                       97
 General and administrative                     724                      837
 Interest                                        26                      121
                                             ------                   ------
                                                823                    1,373

   Earnings from continuing operations
    before income taxes                          76                    4,728

Income tax expense                               29                    1,608
                                             ------                   ------

   Earnings from continuing operations           47                    3,120


Discontinued operations
 Loss from operations, net of income
   taxes                                          -                      (14)
 Gain on disposal, net of income
   taxes                                        580                        -
                                             ------                   ------

   Net earnings                                 627                    3,106


Preferred stock dividend requirement            (34)                     (81)
                                             ------                   ------

Earnings allocable to common stockholders    $  593                   $3,025
                                             ======                   ======

Earnings per share
  Continuing operations                        $.01                     $.83
  Net earnings                                 $.17                     $.83

Weighted average number of common and
  equivalent shares outstanding               3,444                    3,655

                            Greenbriar Corporation
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                     For The Three
                                                   Month Period Ended
                                               March 31,        March 31,
                                                 1996             1995
                                          -------------------  -----------
                                              (Unaudited)      (Unaudited)

Cash flows from operating activities
 Net earnings                                  $   627            $ 3,106
 Adjustments to reconcile net
  earnings to net cash used in
  operating activities
   Discontinued operations                        (580)                14
   Depreciation and amortization                    34                206
      Gain on sales of assets                      (32)            (5,149)
      Changes in operating assets
       and liabilities
    Accounts receivable                             (4)               790
          Due from affiliates                        -                  7
          Deferred income taxes                    378              1,598
    Other current and noncurrent
           assets                                 (550)             1,172
          Accounts payable and other
           liabilities                            (124)            (2,087)
                                               -------            -------

     Total adjustments                            (878)            (3,449)
                                               -------            -------

        Net cash provided by (used in)
          operating activities of:
         Continuing operations                    (251)              (343)
         Discontinued operations                  (349)                78
                                               -------            -------

           Net cash used in operating
             activities                           (600)              (265)

Cash flows from investing activities
  Proceeds from sales of assets                    256             18,276
  Additions to real estate                           -                (33)
  Purchase of property and equipment            (1,580)              (103)
  Net cash effect of purchase of
   subsidiary                                      739                  -
  Additions to notes receivable                   (249)            (3,100)
  Investing activities of discontinued
   operations                                        -                (90)
                                               -------            -------

     Net cash provided by (used in)
        investing activities                      (834)            14,950

                            Greenbriar Corporation
               CONSOLIDATED STATEMENTS OF CASH FLOWS -Continued
                            (Amounts in thousands)


                                             For The Three
                                           Month Period Ended
                                         March 31,    March 31,
                                            1996          1995
                                         -----------  -----------
                                        (Unaudited)  (Unaudited)


  Cash flows from financing activities
 Payments on debt                         $    (2)        $(14,049)
 Dividends on preferred stock                   -              (62)
 Purchase of common stock                    (121)          (1,065)
                                          -------         --------

   Net cash used in
    financing activities                     (123)         (15,176)
                                          -------         --------


   NET DECREASE IN CASH AND
    CASH EQUIVALENTS                       (1,557)            (491)

Cash and cash equivalents at beginning
  of period                                 7,199            8,311
                                          -------         --------

Cash and cash equivalents at end of
  period                                  $ 5,642         $  7,820
                                          =======         ========

Supplemental information on noncash investing and financing transactions is as follows:

Stock dividend paid on preferred
 shares                                  $     73         $    -
Sale of subsidiary
 Securities received
   Note receivable                       $  2,000              -
     Preferred stock - Series A -
      Innovative Health Services,
       Inc.                              $  2,300              -
    Net assets sold                      $  3,371              -

Purchase of subsidiary
 Fair value of assets acquired           $ 60,819         $    -
 Liabilities assumed                      (40,499)             -
 Deferred income tax                       (3,261)             -
 Pre-acquisition loan and other
  costs                                      (680)             -
 Preferred stock issued                   (17,118)             -
                                         --------            ---

       Total cash received               $   (739)        $    -
                                         ========            ===


                            Greenbriar Corporation

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

The Series E preferred stock bears no dividend for two years and it is anticipated that Series E shares will be converted to Greenbriar common stock before that time. With shareholder approval, expected at a shareholders' meeting during 1996, both series of preferred stock will become convertible into unregistered shares of Greenbriar common stock, with the Series E convertible at
1.2 shares for each share of Greenbriar common stock and Series D convertible at two shares for each share of Greenbriar common stock. As such, the Series D will be convertible into 337,500 shares and the Series E will be convertible into 1,624,958 shares. In the event the shareholders of the Company fail to approve, within two years from the issuance date, the rights of the Series E preferred shareholders to convert their shares into shares of the Company's common stock, the Series E preferred stock will bear a cumulative dividend of 12% from the date of issuance.

The following table presents pro forma unaudited consolidated results of operations for the three month periods ended March 31, 1996 and 1995, assuming that the acquisition had taken place on January 1, 1995. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition been made on January 1, 1995, or of future results of operations of the combined companies.

                            Greenbriar Corporation

- -----------------------

                                               (Amounts in Thousands)

                                            Three Month        Three Month
                                            Period Ended       Period Ended
                                           March 31, 1996      March 31, 1995
                                          ---------------      --------------
  Revenue                                 $    5,202           $    9,617
  Earnings (loss)from
   continuing operations                  $     (225)          $    2,870
  Net earnings                            $      355           $    2,856
  Earnings allocable to common
   shareholders                           $      241           $    2,695
  Earnings (loss) per share
   Continuing operations                  $    (0.07)          $     0.51
   Net earnings                           $     0.05           $     0.51




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


Liquidity and Capital Resources
- -------------------------------

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


Revenues and Net Earnings
- -------------------------

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


Effect of Inflation
- -------------------

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


Newly Issued Accounting Standards
- ---------------------------------

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

     Contemporaneously herewith three 8-K/As dated August 8, 1996 are being filed with respect to 8-Ks that were filed February 23, 1996 and April 1, 1996 (as amended by 8-K/A filed May 30, 1996 and as both were amended by 8-K/A filed July 23, 1996).

                            Greenbriar Corporation


                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this Amendment No. 3 report to be signed on its behalf by undersigned, thereunto duly authorized.




                                  Greenbriar Corporation



     Date: August 8, 1996        By:   Gene S. Bertcher
                                       --------------------------
                                       Executive Vice President
                                       Chief Financial Officer