Form 10QSB
period 1996-06-30
GREENBRIAR CORP
filed 1996-08-19
CIK 105744

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


(Mark One)

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1996

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

At August 14, 1996, the issuer had outstanding 3,479,000 shares of par value $.01 common stock.

                             GREENBRIAR CORPORATION


                                     INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION                                               3

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets-
               June 30, 1996 and December 31, 1995                           4

               Consolidated Statements of Earnings-                          6
               Three and Six Month Periods Ended
               June 30, 1996 and 1995

               Consolidated Statements of Cash Flows-                        8
               Six Month Periods Ended June 30, 1996
               and 1995

               Notes to Consolidated Financial Statements                    10

     Item 2.   Management's Discussion and Analysis of                       14
               Financial Condition and Results of
               Operations

PART II - OTHER INFORMATION                                                  21

    Item 6.    Exhibits and Reports on Form 8-K                              22

SIGNATURES                                                                   23

                         PART I - FINANCIAL INFORMATION

                             GREENBRIAR CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except per share data)

                                           June 30,    December 31,
                                             1996          1995
                                          -----------  ------------
                                          (Unaudited)
     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                  $ 2,928      $ 7,199
  Accounts receivable                            948           23
  Deferred income tax benefit                      -        2,150
  Real estate operations held for sale         5,432            -
  Other current assets                         1,273        1,536
                                             -------      -------

     TOTAL CURRENT ASSETS                     10,581       10,908

REAL ESTATE                                        -        3,190

NET ASSETS OF MOBILITY GROUP                       -        3,371

INVESTMENT IN SECURITIES, AT COST              4,153        1,853

NOTES RECEIVABLE                               9,179        7,368

PROPERTY AND EQUIPMENT, AT COST

  Land                                         7,624          322
  Buildings and improvements                  48,484          767
  Equipment and furnishings                    2,013          203
  Construction in progress                     3,963        1,576
                                             -------      -------
                                              62,084        2,868
     Less accumulated depreciation               683          252
                                             -------      -------

                                              61,401        2,616

RESTRICTED CASH AND INVESTMENTS                3,050          105

OTHER ASSETS                                   1,397          361
                                             -------      -------

                                             $89,761      $29,772
                                             =======      =======

                             GREENBRIAR CORPORATION
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                 (Amounts in thousands, except per share data)

                                                June 30,  December 31,
                                                 1996         1995
                                               ---------  ------------
                                              (Unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term obligations   $   960      $     8
  Due to affiliates                                 718            -
  Accounts payable                                1,727          412
  Accrued expenses                                1,547          343
  Mortgage notes collateralized by
    real estate held for sale                       905            -
  Other current liabilities                         617          130
                                                -------      -------

     TOTAL CURRENT LIABILITIES                    6,474          893

LONG-TERM OBLIGATIONS                            37,672          901

DEFERRED INCOME TAXES                             1,309            -

DEFERRED GAIN                                     3,083        3,083

STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par value;
    liquidation value of $24,237 in
    1996 and $3,330 in 1995; authorized,
    10,000 shares; issued and outstanding
    (in four series),2,648 shares in 1996
    and 34 shares in 1995                           266            3
  Common stock, $.01 par value; authorized,
    100,000 shares; issued and outstanding,
    3,478 shares in 1996 and 3,452 shares in
    1995                                             35           35
  Additional paid-in capital                     49,846       33,957
  Accumulated deficit                            (6,408)      (6,584)
                                                -------      -------
                                                 43,739       27,411
   Less stock purchase notes receivable          (2,516)      (2,516)
                                                -------      -------
                                                 41,223       24,895
                                                -------      -------

                                                $89,761      $29,772
                                                =======      =======

                            GREENBRIAR CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (Amounts in thousands, except per share data)

                                            FOR THE THREE          FOR THE SIX
                                         MONTH PERIOD ENDED      MONTH PERIOD ENDED
                                               JUNE 30,              JUNE 30,
                                             1996     1995      1996         1995
                                            ------   ------     ------       ------
                                              (Unaudited)           (Unaudited)

REVENUE
  Assisted living facility income            $4,319   $    -     $4,319       $   555
  Other                                          47        -         47             -
                                             ------   ------     ------       -------
                                              4,366        -      4,366           555

OPERATING EXPENSES
  Assisted living facility
    operating expenses                        2,706        -      2,706           276
  Lease expense                                 454        -        454             -
  Facility depreciation and
    amortization                                405        -        405            42
  Corporate general and
    administrative                              807      611      1,519         1,300
                                             ------   ------     ------       -------
                                              4,372      611      5,084         1,618
                                             ------   ------     ------       -------

     OPERATING LOSS                              (6)    (611)      (718)       (1,063)

OTHER INCOME (EXPENSE)
  Interest and dividend income                  224      375        468           568
  Interest expense                             (798)      (3)      (798)          (98)
  Gain on sales of assets                         -      655         32         5,804
  Other                                           3        -        453             9
  Minority interest in earnings of
   consolidated partnership                     (37)       -        (37)            -
                                             ------   ------     ------       -------
                                               (608)   1,027        118         6,283
                                             ------   ------     ------       -------

     EARNINGS (LOSS) FROM CONTINUING
      OPERATIONS BEFORE INCOME
       TAXES                                   (614)     416       (600)        5,220

INCOME TAX EXPENSE (BENEFIT)                   (234)     143       (229)        1,775
                                             ------   ------     ------       -------

     EARNINGS (LOSS) FROM CONTINUING
       OPERATIONS                              (380)     273       (371)        3,445

DISCONTINUED OPERATIONS
  Earnings from operations,
    net of income taxes                          78       78        116            12
  Gain on disposal, net of
    income taxes                                  -        -        580             -
                                             ------   ------     ------       -------

       NET EARNINGS (LOSS)                     (302)     351        325         3,457

                            GREENBRIAR CORPORATION
                CONSOLIDATED STATEMENTS OF EARNINGS - Continued
                 (Amounts in thousands, except per share data)

                                             FOR THE THREE         FOR THE SIX
                                          MONTH PERIOD ENDED    MONTH PERIOD ENDED
                                               JUNE 30,              JUNE 30,
                                             1996    1995        1996         1995
                                            ------- -------     ------       ------
                                              (Unaudited)           (Unaudited)
Preferred stock dividend
  requirement                                  (114)     (47)      (148)         (128)
                                             ------   ------     ------       -------

Earnings (loss) allocable to
  common shareholders                        $ (416)  $  304     $  177       $ 3,329
                                             ======   ======     ======       =======

Earnings (loss) per share
  Continuing operations                      $(0.14)  $ 0.06     $(0.15)     $   0.90
  Net earnings                               $(0.12)  $ 0.09     $ 0.05      $   0.90


Weighted average number of
  common and equivalent
  shares outstanding                          3,478    3,511      3,460         3,679

                             GREENBRIAR CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                     For The Six
                                                  Month Period Ended
                                                June 30,     June 30,
                                                  1996         1995
                                               -----------  -----------
                                               (Unaudited)  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                    $   325      $ 3,457
  Adjustments to reconcile net
   earnings to net cash used in
   operating activities
     Discontinued operations                         (696)         (12)
     Depreciation and amortization                    431           76
     Gain on sales of assets                          (32)      (5,804)
     Changes in operating assets
      and liabilities
          Accounts receivable                        (368)         795
          Due to/from affiliates                       (6)           3
          Deferred income taxes                       199        1,781
          Other current and noncurrent
           assets                                    (848)         634
          Accounts payable and other
           liabilities                               (237)      (2,246)
                                                  -------      -------

           Total adjustments                       (1,557)      (4,773)
                                                  -------      -------

          NET CASH PROVIDED BY (USED IN)
             OPERATING ACTIVITIES OF:
                 Continuing operations             (1,232)      (1,316)
                 Discontinued operations             (190)         336
                                                  -------      -------
          NET CASH USED IN OPERATING
             ACTIVITIES                            (1,422)        (980)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of assets                      256       19,361
   Purchase of property and equipment              (5,427)         (43)
   Net cash effect of purchase of
     businesses                                       739            -
   Additions to loans receivable                     (459)      (5,478)
   Repayment of loans receivable                      148        1,500
   Investing activities of discontinued
     operations                                        (3)         483
                                                  -------      -------

          NET CASH PROVIDED BY (USED IN)
             INVESTING ACTIVITIES                  (4,746)      15,823

                             GREENBRIAR CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                             (Amounts in thousands)

                                                     For The Six
                                                  Month Period Ended
                                                June 30,     June 30,
                                                  1996         1995
                                               -----------  -----------
                                               (Unaudited)  (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                       $ 2,257     $    -
   Payments on debt                                  (156)     (14,140)
   Dividends on preferred stock                       (80)         (92)
   Retirement of preferred stock                        -       (1,085)
   Purchase of common stock                          (122)      (1,301)
   Financing activities of discontinued
    operations                                         (2)         (17)
                                                  -------     --------

         NET CASH PROVIDED BY (USED
          IN)FINANCING ACTIVITIES                   1,897      (16,635)
                                                  -------     --------

         NET DECREASE IN CASH AND
          CASH EQUIVALENTS                         (4,271)      (1,792)

Cash and cash equivalents at beginning
   of period                                        7,199        8,202
                                                  -------     --------

Cash and cash equivalents at end of
   period                                         $ 2,928     $  6,410
                                                  =======     ========


Supplemental information on noncash investing and financing transactions is as follows:


   Stock dividend paid on preferred
     shares                                       $     73   $     -

   Sale of subsidiary
     Securities received
        Note receivable                           $  2,000   $     -
        Preferred stock - Series A -
          Innovative Health Services,
          Inc.                                    $  2,300   $     -
     Net assets sold                              $  3,371   $     -

   Purchase of businesses
     Fair value of assets acquired                $ 61,332   $     -
     Liabilities assumed                           (40,499)        -
     Deferred income tax liability                  (4,691)        -
     Pre-acquisition loan and other
       costs                                          (680)        -
     Preferred stock issued                        (16,201)        -
                                                  --------   -------

            Cash received                         $   (739)  $     -
                                                  ========   =======

                             GREENBRIAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
- ------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Greenbriar Corporation and its majority-owned subsidiaries (collectively, the Company). All significant intercompany transactions and accounts have been eliminated.

The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements have not been examined by independent certified public accountants, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.

Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 as amended by Form 10-KSB/A, Amendments 1-3.

NOTE B - ACQUISITION
- --------------------

In March 1996, the Company acquired substantially all of the assets and liabilities of a number of companies under common control and managed by Wedgwood Retirement Inns, Inc. ("Wedgwood"), headquartered in Vancouver, Washington. The acquisition has been accounted for as a purchase transaction and Wedgwood's operations are reflected in the consolidated statement of earnings beginning April 1, 1996. Wedgwood was one of the first developers and management companies in the retirement and assisted living industry. The business of Wedgwood consists of the operation of 15 assisted or independent living facilities.

To structure the Wedgwood acquisition as a tax-free exchange, the Company also acquired a shopping center in North Carolina from James R. Gilley and certain of his affiliates and family members(the Gilley Group). Due to the fact that the Gilley Group is a majority shareholder of Greenbriar and owner of the shopping center, the property was recorded for accounting purposes at the Gilley Group's historical cost basis of approximately $2,300,000. Consideration given was 675,000 shares of Series D preferred stock. Wedgwood's assets were valued at approximately $59,000,000 ($55,000,000 of property and equipment) and liabilities assumed were approximately $45,000,000. In exchange, Greenbriar issued 1,949,950 shares of Series E preferred stock recorded for accounting purposes at approximately $14,000,000, to the Wedgwood shareholders. Both classes of stock are unregistered, will have no trading market unless converted to common stock, and will be entitled to one vote per share on all matters to come before a meeting of stockholders. The Series D preferred stock will bear a cumulative quarterly dividend of 9.5% per year.

                             GREENBRIAR CORPORATION
                             ----------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

NOTE B - ACQUISITION - CONTINUED
- --------------------------------

The Series E preferred stock bears no dividend for two years and it is anticipated that Series E shares will be converted to Greenbriar common stock before that time. With stockholder approval, expected at a stockholders' meeting anticipated to be held in September 1996, both series of preferred stock will become convertible into unregistered shares of Greenbriar common stock, with the Series E convertible at 1.2 shares for each share of Greenbriar common stock and Series D convertible at two shares for each share of Greenbriar common stock.
As such, the Series D will be convertible into 337,500 shares and the Series E will be convertible into 1,624,958 shares. In the event the stockholders of the Company fail to approve, within two years from the issuance date, the rights of the Series E preferred stockholders to convert their shares into shares of the Company's common stock, the Series E preferred stock will bear a cumulative dividend of 12% from the date of issuance.

The following table presents pro forma unaudited consolidated results of operations for the three month period ended June 30, 1995 and six month periods ended June 30, 1996 and 1995, assuming that the acquisition had taken place on January 1, 1995. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition been made on January 1, 1995, or of future results of operations of the combined companies.

                                   (Amounts in thousands except per share data)
                                      FOR THE THREE           FOR THE SIX
                                    MONTH PERIOD ENDED     MONTH PERIOD ENDED
                                          JUNE 30,              JUNE 30,
                                     1996      1995           1996       1995
                                   (Actual)  (Pro forma) (Pro forma) (Pro forma)
                                   --------  ----------- ----------- -----------
                                        (Unaudited)         (Unaudited)

   Revenue                          $4,366      $3,541      $8,628      $7,589
   Earnings (loss)from
       continuing operations        $ (380)     $  130      $ (643)     $3,052
   Net earnings (loss)              $ (302)     $  208      $   53      $3,064
   Earnings (loss) allocable to
       common shareholders          $ (416)     $   81      $ (175)     $2,776
   Earnings (loss) per share
     Continuing operations          $(0.14)     $ 0.00      $(0.20)     $ 0.52
     Net earnings                   $(0.12)     $ 0.02      $(0.04)     $ 0.52


NOTE C - DISPOSITION OF REAL ESTATE OPERATIONS
- ----------------------------------------------

In August 1996, the Company entered into contracts to sell three of its four remaining real estate assets. The fourth property, a shopping center, is being

                            GREENBRIAR CORPORATION
marketed and management expects to complete the sale within a year. Management expects that the proceeds from the sales will be at least equal to the $5,432,000 book value of the real estate assets.

Accordingly, the Company's real estate operations have been reflected as discontinued in the financial statements at June 30, 1996. Financial statements for prior periods have been restated for comparability. Revenues from real estate operations for the three months ended June 30, 1996 and 1995 were $234,000 and $177,000, respectively, and for the six months ended June 30, 1996 and 1995 were $390,000 and $372,000, respectively.

NOTE D - LONG-TERM OBLIGATIONS
- ------------------------------

Long-term obligations consist of the following(amounts in thousands):

                                          June 30,  December 31,
                                            1996        1995
                                          --------  ------------

  Notes payable to banks and financial
    institutions                           $15,356      $ 909
  Notes payable to individuals and
    companies                                4,626          -
  Note payable to the Redevelopment
    Agency of the City of Corona, CA         7,740          -
  Financing obligations                     10,815          -
  Other                                         95          -
                                           -------      -----
                                            38,632

  Less current maturities                      960          8
                                           -------      -----

  Long-term obligations                    $37,672      $ 901
                                           =======      =====

Notes payable to banks and financial institutions mature through the year 2015 and include fixed and variable interest rates ranging from 7.5% to 11.75% at June 30, 1996. The notes are collateralized by real property, personal property, fixtures, equipment and the assignment of rents.

Notes payable to individuals and companies mature through the year 2015 and include variable and fixed interest rates ranging from 7% to 10.64% at June 30, 1996. The notes are collateralized by real property, personal property, fixtures, equipment and the assignment of rents.

The note payable to the Redevelopment Agency of the City of Corona, California is payable into a sinking fund semi-annually in increasing amounts from $65,000 to $420,000 through May 1, 2015. The variable interest rate was 4.75% at June 30, 1996. The note is collateralized by personal property, land, fixtures and rents.

During 1994, Wedgwood entered into sale-leaseback transactions for two facilities.

                             GREENBRIAR CORPORATION

At the end of the tenth year of the fifteen year leases, Wedgwood has options to repurchase the facilities for the greater of the sales prices or their fair market values. The sale leaseback transactions have been accounted for as financings. The proceeds from the sales have been recorded as financing obligations, and the lease payments are classified as interest expense.

NOTE E - PREFERRED STOCK
- ------------------------

The following summarizes the various classes of preferred stock (amounts in thousands except per share data):

                                                     June 30,  December 31,
                                                       1996        1995
                                                     --------  ------------
Series B cumulative convertible preferred stock,
 $.10 par value; liquidation value of $310 in
 1996 and $1,330 in 1995; authorized, 100 shares;
 issued and outstanding, 3 and 14 shares in 1996
 and 1995, respectively                                 $   1      $   1
Series C cumulative convertible preferred stock,
 $.10 par value; liquidation value of $2,000;
 authorized, issued and outstanding, 20 shares              2          2
Series D cumulative preferred stock, $.10 par
 value; liquidation value of $3,375 in 1996;
 authorized, issued and outstanding 675 shares
 in 1996                                                   68          -
Series E cumulative preferred stock, $.10 par
 value; liquidation value of $18,552 in 1996;
 authorized, issued and outstanding 1,950 shares
 in 1996                                                  195          -
                                                        -----     ------
                                                        $ 266     $    3
                                                        =====     ======

                             GREENBRIAR CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

During 1994 the Company began a series of steps to focus its business on the development, management and ownership of assisted living properties. In addition to its assisted living operations, the Company's historical businesses during the past five years have included ownership and operation of skilled nursing centers, real estate investments, and manufacture and leasing of electric convenience vehicles and wheelchairs. The nursing centers and convenience vehicle businesses have been sold, and the real estate investments are being liquidated. Also, in 1994 and 1995, the Company sold its existing assisted living/retirement facilities. Revenues and earnings in years prior to 1996 are attributed to these prior businesses. During 1994, the Company began independently to develop its assisted living business, began construction on its first assisted living facility in July 1995, and opened such facility to residents on May 30, 1996. By August 1, 1996, the Company had seven assisted living facilities under construction (i.e., construction activities have commenced and are ongoing) and was developing eleven additional assisted living facilities (i.e., the site is under control and development activities such as site permitting, preparation of surveys, architectural plans and negotiation of construction contracts have commenced). In order to increase the Company's presence in the assisted living industry, the Company acquired Wedgwood in March 1996.

Liquidity and Capital Resources
- -------------------------------

At June 30, 1996, the Company had working capital of $4,107,000. During the first quarter of 1996, the Company sold the Mobility Group, which was a continuation of the Company's program of selling its non-strategic assets and using the proceeds to invest in existing operations. The sale of the Mobility Group did not have a material impact on the Company's liquidity. In March 1996, the Company acquired Wedgwood. As of June 30, 1996, the Company had assets of $89,761,000, liabilities of $48,538,000 and stockholders' equity of $41,223,000.

Net cash used for operating activities during the six months ended June 30, 1996 was $1,422,000 principally constituting general and administrative expenses and interest expense in excess of income from real estate operations and interest income. This is a level consistent with that of operations of the prior year.

Net cash used in investing activities during the six months ended June 30, 1996 was $4,746,000 resulting primarily from development and construction activities of assisted living facilities.

Net cash provided by financing activities during the six months ended June 30, 1996 was $1,897,000 resulting principally from the proceeds from loans which were used by the Company to finance the development and construction of assisted living facilities.

During the past five years the Company has met its needs for liquidity and capital resources primarily from profitable sales of assets acquired for investment, and, to a lesser extent, from cash flow from operated businesses.

                            GREENBRIAR CORPORATION

- -------------------------------

The assets acquired and sold have included real estate properties acquired in the merger in 1993 with EquiVest, Inc. ("EquiVest"), six skilled nursing facilities, two assisted living/retirement centers, the Mobility Group, and an eating disorder facility.

As of June 30, 1996 the Company owns three retail centers located in Georgia and one shopping center in North Carolina. The three retail centers are currently under contract for sale and the Company anticipates the sale will occur in the fourth quarter of 1996. The Company is seeking a buyer for the North Carolina property. The Company anticipates that the properties will be sold for an amount which at least equals the book value of $5,432,000.

The Company has financed the construction of its assisted living facility in Denison, Texas with approximately $3,200,000 of its own cash, and is now in the process of financing the facility.

Since January 1, 1994, these sources of cash from investment activities included approximately $18,200,000 received in January 1995 from the sale of the Fountainview retirement facility in West Palm Beach, Florida; approximately $26,600,000 in proceeds from the sale of the properties acquired in the merger with EquiVest; and approximately $6,900,000 proceeds from the sale of the Rivermont retirement facility in December 1994.

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

The Company will utilize additional financing to develop additional assisted living facilities currently under construction and development. Seven facilities were under construction as of August 1, 1996. The Company is responsible for arranging financing for six of them and a development partner is responsible for arranging financing for the seventh. The six facilities for which the Company is arranging financing are subject to fixed cost construction contracts and other arrangements estimated to cost approximately $25,421,000 and are estimated to be substantially completed by June 30, 1997. The Company has eleven facilities under development which are estimated to cost approximately $41,918,000. Of the resulting total of $67,339,000 of development costs that the Company is responsible for financing, the Company has financing committed for five specific facilities costing $21,530,000. The remaining development and construction costs of approximately $48,370,000 are expected to be financed from available sources as described below in the amount of $60,000,000 or from other sources the Company is seeking.

The Company is actively negotiating to acquire twenty additional sites for the development of both assisted living and Alzheimer facilities. There can be no assurance that any or all of these sites will be acquired and developed.

                             GREENBRIAR CORPORATION

- -------------------------------

As of August 1, 1996, the Company has loans in place or has received commitments for future financing, subject, in the case of the commitments, to final documentation, as follows:

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

       (iii) Commitments from First National Bank & Trust Co. of McAlester, Oklahoma of $5.2 million to provide mortgage financing for the two assisted living facilities under construction in Muskogee, Oklahoma and Sherman, Texas. Such loans require a 2% commitment fee and are payable in 10 years (but callable at the discretion of the bank in 5 years) based

                             GREENBRIAR CORPORATION

- -------------------------------

  on a 20 year amortization, with interest at prime plus 2% (subject to a minimum interest rate of 8.70% and a maximum interest rate of 12.75%).

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

In addition to development and construction financing, Comerica Bank-Texas has issued a commitment to provide $1,600,000 to finance buses and other vehicles to transport residents of the Company's facilities. Each vehicle will be financed at 90% of cost, and the loan for each vehicle will be amortized over 48 months. The interest rate will be prime plus one percent.

The Company believes it has adequate resources to complete its facilities currently under construction and development and currently plans to use the balance of such committed sources and its net working capital in excess of operating needs for future development of assisted living facilities.

Future development activities of the Company are dependent upon obtaining capital and financing through various means, including financing obtained from sale/leaseback transactions, construction financing, long-term state bond financing, debt or equity offerings and, to the extent available, cash generated from operations. There can be no assurance that the Company will be able to obtain adequate capital to finance its projected growth.

                             GREENBRIAR CORPORATION

RESULTS OF OPERATIONS
- ---------------------

THREE AND SIX MONTH PERIOD ENDED JUNE 30, 1996 COMPARED TO THREE AND SIX END MONTH PERIOD ENDED JUNE 30, 1995.


Revenues and Operating Expenses from Assisted Living Operations
- ---------------------------------------------------------------

Effective March 31, 1996 the Company acquired Wedgwood which operates 16 assisted living facilities in six states, with a capacity for 1,276 residents, consisting of 15 facilities owned by the Company or in which it has ownership or leasehold interest and one facility managed for a third party. The revenue and related operating expenses from the assisted living operations reflect the operations during the second quarter of those 15 facilities as well as one facility which opened in June 1996.


                                       THREE MONTH PERIOD ENDED JUNE 30, 1996
                                               (Amounts in thousands)

                                        Stabilized    Start-up    Total
                                        Residences   Residences
                                            (1)          (2)
                                        ----------   ----------   -------

Assisted living facility income           $3,646       $ 673       $4,319
Assisted living facility operating
 expenses                                  2,093         613        2,706
                                          ------       -----       ------
Gross operating income                     1,553          60        1,613

Lease expense                                392          62          454
Facility depreciation & amortization         294         111          405
                                          ------       -----       ------

Income(loss)from facility operations      $  867       $(113)      $  754
                                          ======       =====       ======


     (1) Stabilized residences are those residences that have been operating for one year or have achieved stabilized occupancy of 95%

     (2) Start-up residences are those residences that have not been operating for one year and have not achieved a stabilized occupancy of 95% or more.

     (3) The Company had 11 stabilized and 5 start-up residences.


Corporate General and Administrative Expenses
- ---------------------------------------------

Corporate general and administrative expenses were $807,000 and $1,519,000 for the three and six months ended June 30, 1996. Expenses for the comparable period in 1995 were $611,000 and $1,300,000. The increases were due primarily to the acquisition of Wedgwood.

                             GREENBRIAR CORPORATION

- ---------------------


   Interest Expense
   ----------------

   Interest expense for the three and six months ended June 30, 1996 was $798,000 as compared to $3,000 and $98,000 for the comparable periods in 1996. The increase in interest expense represents the interest incurred on the mortgage debt and financing obligations on the Wedgwood properties.

   Gain on Sales of Assets
   -----------------------

   Gain on sales of assets during the three and six month periods ended June 30, 1995 were $655,000 and $5,804,000 respectively. These gains were from the sale of the Fountainview in January 1995 ($5,149,000) and sale of an economic interest in a legal claim in June 1995 ($655,000).

   Discontinued Operations
   -----------------------

   Earnings from discontinued operations include both the Mobility Group, which was sold in February 1996, and the real estate operations that are for sale. The Mobility Group had losses of $29,000 and $132,000 for the three and six months ended June 30, 1995 respectively. The real estate operations had earnings of $78,000 and $116,000 for the three and six months ended June 30, 1996, respectively, and earnings of $107,000 and $144,000 for the comparable periods in 1995. The sale in the first quarter of 1996 of the Mobility Group resulted in a gain on sale, net of tax, of $580,000.

   Effect of Inflation
   -------------------
   The Company's principal sources of revenues are from resident fees from Company-owned or leased assisted living facilities and management fees from facilities operated by the Company for third parties. The operation of the facilities are affected by rental rates which are highly dependent upon market conditions and the competitive environment in the areas where the facilities are located. Compensation to employees is the principal cost element relative to the operations of the facilities. Although the Company has not historically experienced any adverse effects of inflation on salaries or other operating expenses, there can be no assurance that such trends will continue or that should inflationary pressures arise that the Company will be able to offset such costs by increasing rental rates or management fees.

                             GREENBRIAR CORPORATION


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

                          PART II - OTHER INFORMATION

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a)   The following exhibits are filed with this report:

          27.1 Financial data schedule required by Item 601 of Regulation S-B

     b) Since April 1, 1996, the Company filed the following reports on Form 8-K and amendments to previously filed Form 8-K's:

          Form 8-K filed 4/1/96 to report the acquisition of Wedgwood
          Form 8-K/A filed 5/30/96 to amend the report on the acquisition of
               Wedgwood
          Form 8-K/A filed 7/24/96 to amend the report on the acquisition of
               Wedgwood
          Form 8-K/A filed 7/24/96 to amend the report on the sale of a subsidiary and properties
          Form 8-K/A filed 7/24/96 to amend the report on the sale of The
               Mobility Group
          Form 8-K/A filed 8/9/96 to amend the report on the acquisition of
               Wedgwood
          Form 8-K/A filed 8/9/96 to amend the report on the sale of The
               Mobility Group
          Form 8-K/A being filed concurrently herewith to amend the report on the acquisition of Wedgwood

                             GREENBRIAR CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.




                             Greenbriar Corporation



Date: August 15, 1996              By:   Gene S. Bertcher
                                      ---------------------------------
                                      Executive Vice President
                                      Chief Financial Officer