Form 10KSB/A
period 1995-12-31
GREENBRIAR CORP
filed 1996-08-26
CIK 105744

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10-KSB/A
                             (Amendment No. Four)
(Mark One)

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

** Filed herewith.

b) Reports on Form 8-K - None

                                 SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act"), the Company has duly caused this Amendment No. Four to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GREENBRIAR CORPORATION



August 26, 1996                    By: /s/ Gene S. Bertcher
                                      ------------------------------------
                                         Gene S. Bertcher, Director,
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

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
                                                                                 ------
                                                                                 $4,633
                                                                                 ======


  The sale of the economic interest in a legal claim resulted from a claim the Company held against Wespac Investors Trust III ("Wespac") based upon an award of legal fees following a protacted lawsuit. Wespac subsequently filed for protection under Chapter 11 of the Bankruptcy Code. The Company then sold its claim for $1,085,000. The buyer required acquisition of the interest of an unrelated 49% Wespac shareholder as a condition precedent to the purchase of the claim. To facilitate the transaction, the Company acquired the 49% equity interest from the shareholder and immediately conveyed the interest to such buyer. The Company recorded a gain on the sale of its claim of $654,000, the excess of the proceeds of $1,085,000 over the Company's cost of the claim of $431,000.

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