Form 10QSB
period 1996-09-30
GREENBRIAR CORP
filed 1996-11-19
CIK 105744

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB


(Mark One)

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the period ended September 30, 1996

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

                  4265 KELLWAY CIRCLE, ADDISON, TEXAS, 75244
                   (Address of principal executive offices)
                                (972) 407-8400
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X   NO___
   ---

At November 14, 1996, the issuer had outstanding 5,171,000 shares of par value $.01 common stock.

                            GREENBRIAR CORPORATION


                                     INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION                                              3

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets-                                 4
               September 30, 1996 and December 31,
               1995

               Consolidated Statements of Operations-                       6
               Three and Nine Month Periods Ended
               September 30, 1996 and 1995

               Consolidated Statements of Cash Flows-                       8
               Nine Month Periods Ended September 30,
               1996 and 1995

               Notes to Consolidated Financial Statements                   10

     Item 2.   Management's Discussion and Analysis of                      14
               Financial Condition and Results of
               Operations

PART II - OTHER INFORMATION                                                 22

     Item 1.   Legal proceedings                                            23
     Item 4.   Submission of matters to a vote of
               Security Holders                                             25
     Item 6.   Exhibits and Reports on Form 8-K                             25

SIGNATURES                                                                  26

                        PART I - FINANCIAL INFORMATION

                            GREENBRIAR CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except per share data)


                                          September 30,  December 31,
                                               1996           1995
                                          ---------------  -----------
                                            (Unaudited)
     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $ 4,225       $ 7,199
  Accounts receivable                                746            23
  Deferred income tax benefit                          -         2,150
  Real estate operations held for sale             5,405             -
  Other current assets                             1,151         1,536
                                                 -------       -------

     TOTAL CURRENT ASSETS                         11,527        10,908

REAL ESTATE                                            -         3,190

NET ASSETS OF MOBILITY GROUP                           -         3,371

INVESTMENT IN SECURITIES, AT COST                  4,266         1,853

NOTES RECEIVABLE                                   8,959         7,368

PROPERTY AND EQUIPMENT, AT COST

  Land                                             7,832           322
  Buildings and improvements                      48,628           767
  Equipment and furnishings                        2,078           203
  Construction in progress                         6,790         1,576
                                                 -------       -------
                                                  65,328         2,868
     Less accumulated depreciation                 1,106           252
                                                 -------       -------

                                                  64,222         2,616

RESTRICTED CASH AND INVESTMENTS                    3,521           105

OTHER ASSETS                                       2,404           361
                                                 -------       -------

                                                 $94,899       $29,772
                                                 =======       =======

                            GREENBRIAR CORPORATION
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                 (Amounts in thousands, except per share data)


                                                  September 30, December 31,
                                                     1996           1995
                                                 -------------  -------------

                                                 (Unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term
    obligations                                       $   977        $     8
  Due to affiliates                                       589              -
  Accounts payable                                      2,335            412
  Accrued expenses                                      1,455            343
  Mortgage notes collateralized by
    real estate held for sale                             903              -
  Other current liabilities                             1,089            130
                                                      -------        -------

     TOTAL CURRENT LIABILITIES                          7,348            893

LONG-TERM OBLIGATIONS                                  43,034            901

DEFERRED INCOME TAXES                                   1,037              -

DEFERRED GAIN                                           3,083          3,083

STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par value;
    liquidation value of $4,685 in
    1996 and $3,330 in 1995; authorized,
    10,000 shares; issued and outstanding
    (in three series), 688 shares in 1996
    and 34 shares in 1995                                  70              3
    Common stock, $.01 par value; authorized,
    100,000 shares; issued and outstanding,
    5,171 shares in 1996 and 3,452 shares in
    1995                                                   51             35
  Additional paid-in capital                           50,025         33,957
  Accumulated deficit                                  (7,234)        (6,584)
                                                      -------        -------
                                                       42,912         27,411
    Less stock purchase notes receivable               (2,515)        (2,516)
                                                      -------        -------
                                                       40,397         24,895
                                                      -------        -------

                                                      $94,899        $29,772
                                                      =======        =======

                            GREENBRIAR CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)

                                            FOR THE THREE          FOR THE NINE
                                         MONTH PERIOD ENDED     MONTH PERIOD ENDED
                                            SEPTEMBER 30,         SEPTEMBER 30,
                                           1996        1995       1996       1995
                                        -----------  --------  ----------  --------
                                            (Unaudited)            (Unaudited)
REVENUE
  Assisted living facility income          $ 4,493   $     -     $ 8,812   $   555
  Other                                         39         -          86         -
                                           -------   -------     -------   -------
                                             4,532         -       8,898       555

OPERATING EXPENSES
  Assisted living facility
    operating expenses                       2,842         -       5,548       276
  Lease expense                                432         -         886         -
  Facility depreciation and
    amortization                               421         -         826        42
  Corporate general and
    administrative                             881       647       2,400     1,947
                                           -------   -------     -------   -------
                                             4,576       647       9,660     2,265
                                           -------   -------     -------   -------

     OPERATING LOSS                            (44)     (647)       (762)   (1,710)


OTHER INCOME (EXPENSE)
  Interest and dividend income                 206       373         674       941
  Interest expense                            (816)   (1,614)        (98)
  Gain on sales of assets                        -     1,146          32     6,950
  Settlement of lawsuit                       (120)        -        (120)        -
  Other                                       (310)        5         143        14
  Minority interest in earnings of
  consolidated partnership                     (39)        -         (76)        -
                                           -------   -------     -------   -------
                                            (1,079)    1,524        (961)    7,807
                                           -------   -------     -------   -------

  EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME
    TAXES                                   (1,123)      877      (1,723)    6,097

INCOME TAX EXPENSE (BENEFIT)                  (427)      294        (656)    2,069
                                           -------   -------     -------   -------

     EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS                                 (696)      583      (1,067)    4,028

DISCONTINUED OPERATIONS
  Earnings from operations,
    net of income taxes                         54       150         170       162
  Gain on disposal, net of
    income taxes                                 -         -         580         -
                                           -------   -------     -------   -------

       NET EARNINGS (LOSS)                    (642)      733        (317)    4,190

                            GREENBRIAR CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
                 (Amounts in thousands, except per share data)

                                      FOR THE THREE         FOR THE NINE
                                    MONTH PERIOD ENDED   MONTH PERIOD ENDED
                                      SEPTEMBER 30,         SEPTEMBER 30,
                                      1996      1995        1996      1995
                                      ----      ----        ----      ----
                                        (Unaudited)          (Unaudited)
Preferred stock dividend
  requirement                          (99)      (48)      (247)       (176)
                                   -------   -------    -------     -------
Earnings (loss) allocable to
  common shareholders              $  (741)  $   685    $  (564)    $ 4,014
                                   =======   =======    =======     =======

Earnings (loss) per share
  Continuing operations            $ (0.21)  $  0.15    $ (0.37)    $  1.08
  Net earnings                     $ (0.20)  $  0.20    $ (0.16)    $  1.13


Weighted average number of
  common and equivalent
  shares outstanding                 3,754     3,490      3,559       3,551

                            GREENBRIAR CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                        For The Nine
                                                     Month Period Ended
                                               September 30,   September 30,
                                                    1996            1995
                                               --------------  --------------
                                                (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                $  (317)        $ 4,190
  Adjustments to reconcile net
   earnings to net cash used in
   operating activities
     Discontinued operations                            (750)           (162)
     Depreciation and amortization                       854              76
     Gain on sales of assets                             (32)         (6,950)
     Changes in operating assets
        and liabilities
           Accounts receivable                          (166)            795
           Due to/from affiliates                       (135)              3
           Deferred income taxes                        (197)          1,781
           Other current and noncurrent
              assets                                  (2,358)          1,197
        Accounts payable and other
              liabilities                                751          (2,246)
                                                     -------         -------

              Total adjustments                       (2,033)         (5,506)
                                                     -------         -------

              NET CASH PROVIDED BY (USED IN)
                 OPERATING ACTIVITIES OF:
                    Continuing operations             (2,350)         (1,316)
                    Discontinued operations              (10)            336
                                                     -------         -------
              NET CASH USED IN OPERATING
                 ACTIVITIES                           (2,360)           (980)
                                                     -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of assets                         256          19,361
   Purchase of property and equipment                 (8,517)            (43)
   Net cash effect of purchase of
     businesses                                          739               -
   Additions to loans receivable                        (347)         (5,478)
   Repayment of loans receivable                         175           1,500
   Investing activities of discontinued
     operations                                            -             483
                                                     -------         -------

             NET CASH PROVIDED BY (USED IN)
                 INVESTING ACTIVITIES                 (7,694)         15,823
                                                     -------         -------

                            GREENBRIAR CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                            (Amounts in thousands)

                                                                        For The Nine
                                                                     Month Period Ended
                                                               September 30,     September 30,
                                                                   1996               1995
                                                              ---------------    --------------
                                                                (Unaudited)       (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                                        $  7,692   $      -
   Payments on debt                                                    (243)        (14,140)
   Dividends on preferred stock                                        (247)            (92)
   Retirement of preferred stock                                          -          (1,085)
   Purchase of common stock                                            (122)         (1,301)
   Financing activities of discontinued
     operations                                                           -             (17)
                                                                   --------   -------------
         NET CASH PROVIDED BY (USED
          IN)FINANCING ACTIVITIES                                     7,080         (16,635)
                                                                   --------   -------------
         NET DECREASE IN CASH AND
          CASH EQUIVALENTS                                           (2,974)         (1,792)

Cash and cash equivalents at beginning
     of period                                                        7,199           8,202
                                                                   --------   -------------
Cash and cash equivalents at end of
     period                                                        $  4,225   $       6,410
                                                                   ========   =============

Supplemental information on noncash investing and financing transactions is as follows:

   Stock dividend paid on preferred
     shares                                                        $    116   $           -

   Sale of subsidiary
     Securities received
        Note receivable                                            $  2,000   $           -
     Preferred stock - Series A -
          Innovative Health Services,
          Inc.                                                     $  2,300   $           -
     Net assets sold                                               $  3,371   $           -

   Purchase of businesses
     Fair value of assets acquired                                 $ 61,332   $           -
     Liabilities assumed                                            (40,499)              -
     Deferred income tax liability                                   (4,691)              -
     Pre-acquisition loan and other
        costs                                                          (680)              -
     Preferred stock issued                                         (16,201)              -
                                                                   --------   -------------

            Cash received                                          $   (739)  $           -
                                                                   ========   =============

                             GREENBRIAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
------------------------------

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

Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 as amended by Form 10-KSB/A, Amendments 1-3.

NOTE B - ACQUISITION OF WEDGWOOD RETIREMENT INNS, INC.
------------------------------------------------------

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

                            GREENBRIAR CORPORATION
                            ----------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

NOTE B - ACQUISITION - CONTINUED
--------------------------------

On September 16, 1996 a Special Meeting of Stockholders of Greenbriar was held and the stockholders voted to authorize the conversion of the Company's Series D and E Preferred Stock into common stock. Upon conversion the holders of Series D and E Preferred Stock will receive unregistered common stock in Greenbriar of 337,500 and 1,624,958 shares respectively. Immediately following the shareholder vote the Series E Preferred Stock was converted into common stock.

The following table presents pro forma unaudited consolidated results of operations for the three month period ended September 30, 1995 and nine month periods ended September 30, 1996 and 1995, assuming that the acquisition had taken place on January 1, 1995. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition been made on January 1, 1995, or of future results of operations of the combined companies.

                                   (Amounts in thousands except per share data)
                                      FOR THE THREE            FOR THE NINE
                                    MONTH PERIOD ENDED      MONTH PERIOD ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                      1996        1995       1996        1995
                                    (Actual)  (Pro forma) (Pro forma) (Pro forma)
                                    --------  ----------- ----------- ----------
                                        (Unaudited)            (Unaudited)

  Revenue                         $ 4,532       $ 3,871    $ 13,160    $ 11,460
  Earnings (loss)from
       continuing operations      $  (696)      $  420     $ (2,039)   $  3,472
  Net earnings (loss)             $  (642)      $  570     $   (589)   $  3,634
  Earnings (loss) allocable to
       common shareholders        $  (741)      $  442     $   (916)   $  3,218
  Earnings (loss) per share
    Continuing operations         $ (0.21)      $ 0.06     $  (0.46)   $   0.59
    Net earnings                  $ (0.20)      $ 0.09     $  (0.26)   $   0.62

NOTE C - DISPOSITION OF REAL ESTATE OPERATIONS
----------------------------------------------

The Company has entered into an agreement to sell three of its four remaining real estate assets. The fourth property, a shopping center, is being marketed and management expects to complete the sale within a year. Management expects that the proceeds from the sales will be at least equal to the $5,405,000 book value of the real estate assets.

                            GREENBRIAR CORPORATION

Accordingly, the Company's real estate operations have been reflected as discontinued in the financial statements at September 30, 1996. Financial statements for prior periods have been restated for comparability. Revenues from real estate operations for the three months ended September 30, 1996 and 1995 were $227,000 and $149,000, respectively, and for the nine months ended September 30, 1996 and 1995 were $617,000 and $521,000, respectively.


NOTE D - LONG-TERM OBLIGATIONS
------------------------------

Long-term obligations consist of the following(amounts in thousands):

                                          SEPTEMBER 30,  DECEMBER 31,
                                              1996           1995
                                          -------------  ------------

  Notes payable to banks and financial
    institutions                                $20,736         $ 909
  Notes payable to individuals and
    companies                                     4,598             -
  Note payable to the Redevelopment
    Agency of the City of Corona, CA              7,740             -
  Financing obligations                          10,815             -
  Other                                             122             -
                                                -------  ------------
                                                 44,011

  Less current maturities                           977             8
                                                -------  ------------

  Long-term obligations                         $43,034         $ 901
                                                =======  ============

Notes payable to banks and financial institutions mature through the year 2015 and include fixed and variable interest rates ranging from 7.5% to 11.75% at September 30, 1996. The notes are collateralized by real property, personal property, fixtures, equipment and the assignment of rents.

Notes payable to individuals and companies mature through the year 2015 and include variable and fixed interest rates ranging from 7% to 10.64% at September 30, 1996. The notes are collateralized by real property, personal property, fixtures, equipment and the assignment of rents.

The note payable to the Redevelopment Agency of the City of Corona, California is payable into a sinking fund semi-annually in increasing amounts from $65,000 to $420,000 through May 1, 2015. The variable interest rate was 4.75% at September 30, 1996. The note is collateralized by personal property, land, fixtures and rents.

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

NOTE E - PREFERRED STOCK
------------------------

The following summarizes the various classes of preferred stock (amounts in thousands except per share data):

                                                      JUNE 30,  DECEMBER 31,
                                                        1996        1995
                                                      --------  ------------
Series B cumulative convertible preferred stock,
  $.10 par value; liquidation value of $310 in
  1996 and $1,330 in 1995; authorized, 100 shares;
  issued and outstanding, 3 and 14 shares in 1996
  and 1995, respectively                                 $   1         $   1
Series C cumulative convertible preferred stock,
  $.10 par value; liquidation value of $1,000 in
  1996 and $2,000 in 1995; authorized, 20 shares;
  issued and outstanding, 10 and 20 shares in 1996
  and 1995, respectively.                                    1             2
Series D cumulative preferred stock, $.10 par
  value; liquidation value of $3,375 in 1996;
  authorized, issued and outstanding 675 shares
  in 1996                                                   68             -
                                                         -----         -----

                                                         $  70         $   3
                                                         =====         =====

NOTE F - PENDING MERGER WITH AMERICAN CARE COMMUNITIES, INC.

On October 10, 1996 The Company and American Care Communities, Inc.,("American Care") a privately held company, entered into a binding agreement whereby American Care would be merged into the Company.

American Care, based in Cary, North Carolina, currently owns or leases 15 assisted living facilities with approximately 1,350 units. Thirteen of the facilities are located in North Carolina, one in Florida and one in Maine.

The purchase price for all shares of common stock of American Care will be 1,300,000 shares of Greenbriar common stock. The combination will be accounted for as a pooling of interests for accounting purposes.

                            GREENBRIAR CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

During 1994 the Company began a series of steps to focus its business on the development, management and ownership of assisted living properties. In addition to its assisted living operations, the Company's historical businesses during the past five years have included ownership and operation of skilled nursing centers, real estate investments, and manufacture and leasing of electric convenience vehicles and wheelchairs. The nursing centers and convenience vehicle businesses have been sold, and the real estate investments are being liquidated. Also, in 1994 and 1995, the Company sold its existing assisted living/retirement facilities. Revenues and earnings in years prior to 1996 are attributed to these prior businesses. During 1994, the Company began independently to develop its assisted living business, began construction on its first assisted living facility in July 1995, and opened such facility to residents on May 30, 1996. By September 30, 1996, the Company had seven assisted living facilities under construction (i.e., construction activities have commenced and are ongoing) and was developing eleven additional assisted living facilities.

In order to increase the Company's presence in the assisted living industry, the Company acquired Wedgwood in March 1996.

Liquidity and Capital Resources
-------------------------------

At September 30, 1996, the Company had working capital of $4,179,000. During the first quarter of 1996, the Company sold the Mobility Group, which was a continuation of the Company's program of selling its non-strategic assets and using the proceeds to invest in existing operations. The sale of the Mobility Group did not have a material impact on the Company's liquidity. In March 1996, the Company acquired Wedgwood. As of September 30, 1996, the Company had assets of $94,899,000, liabilities of $54,502,000 and stockholders' equity of $40,397,000.

Net cash used in operating activities during the nine months ended September 30, 1996 was $2,360,000 principally constituting general and administrative expenses and in anticipation of continued growth the cost of locating and developing new sites for assisted living facilities.

Net cash used in investing activities during the nine months ended September 30, 1996 was $7,694,000 resulting primarily from development and construction activities of assisted living facilities.

Net cash provided by financing activities during the nine months ended September 30, 1996 was $7,080,000 resulting principally from the proceeds from loans which were used by the Company to finance the development and construction of assisted living facilities.

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

                            GREENBRIAR CORPORATION

-------------------------------

As of September 30, 1996 the Company owns three retail centers located in Georgia and one shopping center in North Carolina. The Company has an agreement for the sale of the three retail centers and anticipates the sale will occur in the fourth quarter of 1996. The Company is seeking a buyer for the North Carolina property. The Company anticipates that the properties will be sold for an amount which at least equals the book value of $5,405,000.

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

Net cash used in financing activities since January 1, 1994 have consisted primarily of repayments of mortgage indebtedness as real estate investments were sold totaling approximately $50,000,000, payments of preferred dividends totaling approximately $400,000, and repurchases of common stock totaling approximately $2,000,000, offset by additional borrowings of approximately $15,600,000 for real estate investments and working capital.

The Company will utilize additional financing to develop additional assisted living facilities currently under construction and development. Seven facilities were under construction as of September 30, 1996. The Company is responsible for arranging financing for six of them and a development partner is responsible for arranging financing for the seventh. The six facilities for which the Company is arranging financing are subject to fixed cost construction contracts and other arrangements estimated to cost approximately $25,421,000 and are estimated to be substantially completed by December 31, 1997.

The Company currently has a number of sites under development (i.e., the site is under control and development activities such as site permitting, preparation of surveys, architectural plans and negotiation of construction contracts have commenced). The number of facilities that are actually constructed is dependent, in large part, on the availability of financing for both construction and start up costs. Further, the Company's development growth will be balanced with its acquisition of existing facilities. As previously noted the Company merged with Wedgwood and is in the process of completing a merger with American Care.

As of September 30, 1996, the Company has loans in place or has received commitments for future financing, subject, in the case of the commitments, to final documentation, as follows:

                            GREENBRIAR CORPORATION

-------------------------------


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

       (iii) Commitments from First National Bank & Trust Co. of McAlester, Oklahoma of $5.2 million to provide mortgage financing for the two assisted living facilities under construction in Muskogee, Oklahoma and Sherman, Texas. Such loans require a 2% commitment fee and are payable in 10 years (but callable at the discretion of the bank in 5 years) based on a 20 year amortization, with interest at prime plus 2% (subject to a minimum interest rate of 8.70% and a maximum interest rate of 12.75%).

                            GREENBRIAR CORPORATION

-------------------------------

       (iv) In 1995 Investors Real Estate Trust ("IRET") issued a commitment to provide 100% of the construction costs up to $2,810,000 for the Sweetwater Springs, Georgia facility that opened in October 1996. Upon completion the facility will be leased to the Company for a term of 15 years. In 1996 the commitment was increased by $1,540,000 to a maximum of $4,350,000 in order to provide for the construction of a second phase of the facility, consisting of 16 Alzheimer's special care units. The monthly lease payments will be based on the funded amount and on annual interest rates of 11.0% for the first five years, 12.65% for the next five years and 14.55% for the last five years of the lease. The Company has an option to purchase the facility at fair market value during the first nine months of the fourteenth year of the lease. The lease is secured by the facility.

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

Future development activities of the Company are dependent upon obtaining capital and financing through various means, including financing obtained from sale/leaseback transactions, construction financing, long-term state bond financing, debt or equity offerings and, to the extent available, cash generated from operations. There can be no assurance that the Company will be able to obtain adequate capital to finance its projected growth. Although the Company announced in October, 1996 that it planned to file a registration statement for a public offering of common stock such offer has been postponed pending the completion of the American Care merger.

RESULTS OF OPERATIONS
---------------------

THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996 COMPARED TO THREE AND NINE END MONTH PERIOD ENDED SEPTEMBER 30, 1995.

Revenues and Operating Expenses from Assisted Living Operations
---------------------------------------------------------------

Effective March 31, 1996 the Company acquired Wedgwood which operates 16 assisted living facilities in six states, with a capacity for 1,276 residents, consisting of 15 facilities owned by the Company or in which it has ownership or leasehold interest and one facility managed for a third party. The revenue and related operating expenses from the assisted living operations reflect the operations of those 15 facilities, as well as, one facility which opened in June 1996.

                            GREENBRIAR CORPORATION

                                             THREE MONTH PERIOD ENDED
                                                SEPTEMBER 30, 1996
                                              (Amounts in thousands)

                                        Stabilized    Start-up    Total
                                        Facilities   Facilities
                                           (1)          (2)
                                        ----------   ----------   -----

Assisted living facility income             $3,940       $  553   $4,493
Assisted living facility operating
 expenses                                    2,268          574    2,842
                                            ------       ------   ------
Gross operating income                       1,672          (21)   1,651

Lease expense                                  371           61      432
Facility depreciation & amortization           320          101      421
                                            ------       ------   ------

Income(loss)from facility operations        $  981       $ (183)  $  798
                                            ======       ======   ======


                                                NINE MONTH PERIOD ENDED
                                                   SEPTEMBER 30, 1996
                                                 (Amounts in thousands)

                                        Stabilized   Start-up     Total
                                        Facilities  Facilities
                                           (1)         (2)
                                        ----------  ----------    -----

Assisted living facility income             $7,851       $  961   $8,812
Assisted living facility operating
 expenses                                    4,507        1,041    5,548
                                            ------       ------   ------
Gross operating income                       3,344          (80)   3,264

Lease expense                                  764          122      886
Facility depreciation & amortization           655          171      826
                                            ------       ------   ------

Income(loss)from facility operations        $1,925       $ (373)  $1,552
                                            ======       ======   ======

  (1) Stabilized facilities are those facilities that have been operating for one year or have achieved stabilized occupancy of 95%

  (2) Start-up facilities are those facilities that have not been operating for one year and have not achieved a stabilized occupancy of 95% or more.

  (3) The Company had 12 stabilized and 4 start-up facilities.

  (4) The Company had no assisted living facilities during the first quarter of 1996.

                            GREENBRIAR CORPORATION

Corporate General and Administrative Expenses
---------------------------------------------

Corporate general and administrative expenses were $881,000 and $2,400,000 for the three and nine months ended September 30, 1996. Such expenses for the comparable period in 1995 were $647,000 and $1,947,000. The increases were due primarily to the acquisition of Wedgwood.

Interest Expense
----------------

Interest expense for the three and nine months ended September 30, 1996 was $816,000 and $1,614,000 as compared to none and $98,000 for the comparable periods in 1995. The increase in interest expense represents the interest incurred on the mortgage debt and financing obligations on the Wedgwood properties.

Gain on Sales of Assets
-----------------------

Gain on sales of assets during the three and nine month periods ended September 30, 1995 were $1,146,000 and $6,950,000 respectively. These gains were from the sale of the Fountainview in January 1995 ($5,149,000), the sale of an economic interest in a legal claim in June 1995 ($655,000) and the sale of the Company's rights to the funds in an escrow account in the year 2028 ($1,146,000).

Discontinued Operations
-----------------------

Earnings from discontinued operations include both the Mobility Group, which was sold in February 1996, and the real estate operations that are classified as held for sale.

The Mobility Group had earnings of $29,000 and $8,000 for the three and nine months ended September 30, 1995 respectively.

The real estate operations had earnings of $54,000 and $170,000 for the three and nine months ended September 30, 1996, respectively, and earnings of $121,000 and $154,000 for the comparable periods in 1995.

The sale in the first quarter of 1996 of the Mobility Group resulted in a gain on sale, net of tax, of $580,000.

Effect of Inflation
-------------------

The Company's principal sources of revenues are from resident fees from Company-owned or leased assisted living facilities and management fees from facilities operated by the Company for third parties. The operation of the facilities is affected by rental rates which are highly dependent upon market conditions and the competitive environment in the areas where the facilities are located. Compensation to employees is the principal cost element relative to the operations of the facilities. Although the Company has not historically experienced any adverse effects of inflation on salaries or other operating expenses, there can be no assurance that such trends will continue or that should inflationary pressures arise that the Company will be able to offset such costs by increasing rental rates or management fees.

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

                          PART II - OTHER INFORMATION

                            GREENBRIAR CORPORATION

PART II.    OTHER INFORMATION

Item 1.  Legal proceedings

SUNRISE HEALTHCARE CORPORATION VS. CAREAMERICA, INC.
----------------------------------------------------

Eldercare Housing Foundation ("Eldercare"), owned a nursing home in Tucson, Arizona and Sunrise Healthcare Corporation ("Sunrise") had a management contract to manage the home. Eldercare subsequently awarded the management contract to CareAmerica, a subsidiary of the Company. Sunrise (and a related company, Sundance) filed a lawsuit against CareAmerica, Inc., and others alleging, generally, that the defendants interfered with Sunrise's management contract.
In August 1996 this matter was settled for $120,000.


SOUTHERN CARE CORPORATION VS. CAREAMERICA AND GREENBRIAR CORPORATION
--------------------------------------------------------------------

In Southern Care Corp. v. Medical Resource Companies of America (former name of Greenbriar), Civil Action No. 94-1132-K, Superior Court of Chatham County, Georgia, the plaintiff seeks damages exceeding $1,500,000 relating to the management and operation of four nursing homes the Company sold to plaintiff. The Company has filed a counterclaim for breach of the management contract between the homes and a Company subsidiary.

At the same time that plaintiff unilaterally and without notice terminated the management contract, the plaintiff also claimed that indebtedness of approximately $6.7 million assigned to the Company was discharged. Plaintiff claims that the discharge occurred at the time of the assignment despite the facts i) that the assignment had occurred fourteen months prior to their claim of discharge, ii) that plaintiff, at the time of the assignment, had acknowledged in writing that the indebtedness was due and owing, iii) that plaintiff paid approximately $1 million toward the indebtedness subsequent to the assignment, and iv) that plaintiff apparently has continued to accrue the indebtedness on its financial statements. The Company disputes this claim and has filed a counterclaim to confirm the indebtedness. The Company plans to vigorously contest and defend and vigorously pursue its counterclaims against plaintiff.

The Company does not believe it has breached any obligation to plaintiff regarding management of the nursing homes and does not believe plaintiff will prevail on the merits, although there can be no assurance in this regard. The Company also does not believe the approximately $6.7 million of indebtedness was discharged, and believes that it will prevail on this counterclaim, although there can be no assurance. The amount of the indebtedness, including accrued interest, is approximately $10 million. The Company's basis in the

                            GREENBRIAR CORPORATION
indebtedness, net of related deferred gains, is approximately $4.2 million.

In 1995 the plaintiff and the Company each filed cross motions for summary judgment on the issue of whether the indebtedness was discharged. In October 1996 the trial court granted plaintiff's motion. A notice of appeal has been filed by the Company on that ruling and an appeal will be filed. The Company does not believe that the court's ruling is correct, and believes that it will prevail on its appeal, although there can be no assurance.

In addition to other causes of action that the Company may file against the plaintiff, the Company filed a negligence action against a law firm and against a lawyer with that firm, relating to their involvement with the assignment, described above. The Company has been advised that these defendants carry a professional liability policy with limits of $5 million. These defendants deny liability and have filed a cross-action against among others, a former officer and director of the Company. The Company believes should it not prevail against Southern Care on the indebtedness issue, that it will prevail on this claim, although there can be no assurance.


HEALTH CARE PROPERTY INVESTORS VS. GREENBRIAR CORPORATION
---------------------------------------------------------

In October, 1996, Health Care Property Investors filed a complaint for unspecified damages against the Company, Victor Lund, a director of the Company, and related entities and others. Health Care Property Investors alleges that entities related to the Company had breached terms of two leases of facilities (the "Leases") through a transfer of control of the tenant without the payment of "transfer consideration" called for in the leases. In addition, Health Care Property Investors alleges that the Company tortiously interfered with the Leases because of the transfer.

The Company believes that transfer consideration is not due, pursuant to the Leases, as Victor Lund continued to own a majority interest in the tenants and that there has been no tortious interference in the Leases.

The Company has been named as defendant in other lawsuits in the ordinary course of business. Management of the Company is of the opinion that these lawsuits will not have a material effect on the financial condition of the Company.

                            GREENBRIAR CORPORATION

Item 4.   Submission of matters to a vote of security holders

At the special meeting of stockholders on September 16, 1996, the Stockholders approved resolutions permitting the conversion of Series D Preferred Stock into common stock at the rate of one share of common for each two shares of Series D Preferred Stock outstanding, and conversion of the Series E Preferred Stock into common stock at the rate of one share of common for each 1.2 shares of Series E Preferred Stock outstanding.

The results of the vote to authorize the conversion of Series D and E Preferred Stock were as follows:

                    Series D Preferred  Series E Preferred
                    ------------------  ------------------
                          Shares              Shares
                          ------              ------

                   For        2,806,604         2,859,797
                   Opposed        2,976             2,914
                   Abstained      1,795             1,350

Item 6.  Exhibits and Reports on Form 8-K

     a)  The following exhibits are filed with this report:

         27.1   Financial data schedule required by Item 601 of Regulation S-B

     b) There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1996

                            GREENBRIAR CORPORATION


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.




                            Greenbriar Corporation



Date: November 15, 1996                       By: /s/  Gene S. Bertcher
                                                  --------------------------
                                               Executive Vice President
                                               Chief Financial Officer