Form 10KSB
period 1996-04-30
GREENBRIAR CORP
filed 1997-04-15
CIK 105744

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         Commission file number 0-8187
                            GREENBRIAR CORPORATION
                (Name of Small Business Issuer in its charter)

                NEVADA                                           75-2399477
     (State or other jurisdiction of                          (I.R.S. Employer
     Incorporation or organization)                          Identification No.)

    4265 KELLWAY CIRCLE, DALLAS, TEXAS                              75244
 (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code:  (972) 407-8400

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
         Title of Each Class                           on Which Registered
         -------------------                          ---------------------
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

                                 YES [ X ]  NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were:  $29,785,000.

The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the closing sales price on March 26, 1997, was approximately $35,400,000.

At March 26, 1997, the issuer had outstanding approximately 6,550,000 shares of par value $.01 Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on May 22, 1997.

Transitional Small Business Disclosure Format (check one):

                     YES [ ]  NO [X]

                            GREENBRIAR CORPORATION
                     Index to Annual Report on Form 10-KSB
                      Fiscal year ended December 31, 1996




PART I                                                                                 PAGE
                                                                                       ----

Item 1:     Description of Business                                                      3
Item 2:     Description of Properties                                                   16
Item 3:     Legal Proceedings                                                           17
Item 4:     Submission of Matters to a Vote of Security Holders                         18

PART II

Item 5:     Market for Common Equity and Related Stockholder Matters                    18
Item 6:     Management's Discussion and Analysis or Plan of Operation                   18
Item 7:     Financial Statements                                                        23
Item 8:     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                                         23

PART III

Item 9:     Directors, Executive Officers, Promoters and Control Persons; Compliance
            With Section 16(a) of the Exchange Act                                      24
Item 10:    Executive Compensation                                                      24
Item 11:    Security Ownership of Certain Beneficial Owners and
            Management                                                                  24
Item 12:    Certain Relationships and Related Transactions                              24

PART IV

Item 13:    Exhibits and Reports On Form 8-K                                            24

                                    PART I
                                    ------


ITEM 1:   DESCRIPTION OF BUSINESS
-------   -----------------------

OVERVIEW AND BACKGROUND OF ASSISTED LIVING OPERATIONS

Greenbriar Corporation, including its acquired subsidiaries Wedgwood Retirement Inns, Inc. and American Care Communities, Inc., (the "Company") is an established assisted living company that operates assisted and independent living communities designed to serve the needs of the elderly population. Assisted living residents generally comprise frail elderly persons who require assistance with the activities of daily living such as ambulation, bathing, eating, personal hygiene, grooming and dressing, but who do not generally require more expensive skilled nursing care. Independent living residents typically require only occasional assistance but receive other support services. In addition, the Company also develops and operates communities for residents suffering from Alzheimer's or other related dementia, a growing specialty within the assisted living industry.

As of March 1997, the Company operated 34 communities in 11 states, with a capacity of 2,700 residents, consisting of 31 communities in which the Company has ownership or leasehold interests and two communities managed for third parties. In addition, the Company leases one community that is managed by a third party. The Company plans to pursue an aggressive growth strategy through development and construction and, when opportunities arise, to acquire other communities and assisted living companies through strategic acquisitions. As of March 1997, the Company had four assisted living communities with capacity for 368 residents under construction or development.

The Company existed from 1981 until 1989 as a real estate investment trust. In late 1989, control of the Company changed to current management, who undertook to dispose of its REIT properties and establish a new focus on services and products to the elderly. In 1991 the REIT was reorganized as a Nevada Corporation. Until 1994, the Company's business was the acquisition, operation and sale of retirement, nursing and other healthcare communities, as well as commercial real estate, and the manufacture and sale or lease of mobility assistance equipment. In 1994 the Company decided to change its business emphasis to the assisted living industry, and by early 1996 it had sold its existing nursing homes and retirement centers, most of its commercial real estate, and its mobility equipment subsidiaries.

During 1995 and 1996 the Company began developing and constructing assisted living communities; however, the significant growth that occurred was through two acquisitions that were completed in 1996. In March 1996 the Company acquired Wedgwood Retirement Inns, Inc., a Vancouver, Washington based company with 16 communities in six states. In December 1996 the Company acquired American Care Communities, Inc., a Cary, North Carolina based company with 16 communities in three states.

ACQUISITION OF WEDGWOOD RETIREMENT INNS, INC.

Effective March 31, 1996, Greenbriar acquired (the "Wedgwood Acquisition") Wedgwood Retirement Inns, Inc. ("Wedgwood"), which along with its principals owned various interests in 15 predecessor entities, each of which owned, leased or managed at least one assisted or independent living community.

Wedgwood was one of the first builders and management companies in the retirement and assisted living industry. At the time of the acquisition Wedgwood owned and managed 1,292 units of full-service retirement and assisted living, including some that provide Alzheimer's care. The communities were located in six states: Washington, Oregon, California, Idaho, New Mexico and Texas. As of March 1996, Wedgwood had three communities under construction, containing 225 assisted living units and Alzheimer's beds.

Wedgwood was purchased from 23 individuals, all of whom were unrelated to Greenbriar.

To structure the Wedgwood Acquisition as a tax-free exchange, the Company also acquired a shopping center in North Carolina from James R. Gilley and members of his family. The property was valued at its current independently appraised value of $3,375,000. Consideration given was 675,000 shares of Series D Preferred Stock. Greenbriar issued 1,949,950 shares ($14,000,000) of Series E Preferred Stock and $220,000 in cash and notes to the

Wedgwood shareholders. Both classes of stock, which are unregistered and would have no trading market unless converted to Common Stock, will be entitled to one vote per share on all matters to come before a meeting of stockholders. The Series D Preferred Stock will bear a cumulative quarterly dividend of 9.5% per year.

At a stockholders' meeting held in September 1996, the stockholders of Greenbriar voted to allow both series of preferred stock to convert into unregistered shares of Greenbriar Common Stock, with the Series E convertible at
1.2 shares for each share of Greenbriar Common Stock and Series D convertible at two shares for each share of Greenbriar Common Stock. As such, the Series D would convert into 337,500 shares and the Series E would be convertible into 1,624,958 shares. Immediately after the shareholder vote, the Series E shareholders converted their holdings into unregistered Greenbriar Common Stock.

ACQUISITION OF AMERICAN CARE COMMUNITIES, INC.

Effective December 31, 1996, the Company issued 1,300,000 shares of its Common Stock in exchange for all of the outstanding common stock of American Care Communities, Inc. ("American Care"). American Care owned or leased 15 assisted living communities with approximately 1,350 units, located primarily in North Carolina and managed one community for a third party. The merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of American Care for all periods prior to the merger.

In connection with the merger, a shareholder of American Care settled certain of American Care's obligations in exchange for approximately 45,500 shares of the Company's Common Stock acquired in the merger. For accounting purposes, this transaction, valued at $600,000, has been reflected as a contribution of capital with a corresponding charge to operations.

In addition to the charge to earnings noted above, both Greenbriar and American Care incurred legal, accounting and other costs in completing the acquisition. In accordance with the pooling of interest rules of accounting, these costs have been charged to earnings in the period the combination occurred.

The acquisitions of American Care and Wedgwood provide the Company with the opportunity for long term cost savings by consolidating the accounting, legal and other administrative functions.

REAL ESTATE OPERATIONS

As of March 1997, the Company owned three shopping centers in Georgia and one shopping center in North Carolina. While all the centers are profitable, they do not fit into the Company's long range strategic plans and commitment to the assisted living industry. The Company is actively attempting to sell all the centers and currently has a firm contract to sell its North Carolina center. The transaction is scheduled to close in the second quarter of 1997.

THE ASSISTED LIVING INDUSTRY

The Company believes that the assisted living industry is emerging as a preferred alternative to meet the growing demand for a cost-effective setting in which to care for the elderly who do not require the more intensive medical attention provided by a skilled nursing center, but who cannot live independently due to physical or cognitive frailties. In general, assisted living represents a combination of housing, general support services and 24-hour a day personal care services designed to aid elderly residents with the activities of daily living ("ADLs"). Certain assisted living communities may also provide assistance to residents with low acuity medical needs, or may offer higher levels of personal assistance for incontinent residents or residents with Alzheimer's disease or other forms of dementia. Generally, assisted living residents have higher levels of need than those of residents of independent retirement living communities but lower than those of residents in skilled nursing centers. Annual expenditures in the assisted living industry have been estimated to be approximately $14 billion, including communities ranging from "board and care" to full-service assisted living communities such as those operated by the Company.

The Company believes that assisted living is one of the fastest growing segments of elderly care and will continue to experience significant growth due to the following:

     Consumer Preference. The Company believes that assisted living is increasingly becoming the setting preferred by prospective residents and their families in which to care for the frail elderly. Assisted living offers residents greater independence in a residential setting, which the Company believes results in a higher quality of life than that experienced in more institutional or clinical settings, such as skilled nursing centers.

     Demographic and Social Trends. The target market for the Company's services is generally persons 75 years and older, one of the fastest growing segments of the U.S. population. According to the U.S. Census Bureau, the portion of the U.S. population age 75 and older is expected to increase by 34%, from approximately 13.0 million in 1990 to over 17.4 million by the year 2000, and the number of persons age 85 and older, as a segment of the U.S. population, is expected to increase approximately 39% during the 1990s from 3.1 million to approximately 4.3 million. It is estimated that the total U.S. population will increase by approximately 11% during the same period. It is further estimated that approximately 57% of the population of seniors over age 85 need assistance with ADLs and approximately 50% of such seniors develop Alzheimer's disease or other forms of dementia. According to the United States Bureau of the Census, the median net worth of householders age 75 and older has increased from $61,491 in 1988 to $76,541 in 1992. Accordingly, the Company believes that the number of seniors who are able to afford high-quality residential environments, such as those offered by the Company, has increased in recent years.

     Lower Average Cost. The Company believes that the average annual cost to residents receiving assisted living care in the Company's assisted living communities is significantly less than the cost of receiving similar care in a skilled nursing center. According to the Marion Merrell Dow Inc. Managed Care Digest Series, Institutional Digest 1995, the average annual cost per person in 1994 in the United States for private nursing home care was approximately $36,000. During the three months ended March 31, 1997, the average annualized revenue per resident (independent and assisted living) in the Company's communities was approximately $18,000.

     Changing Supply of Long-term Care Beds. Most of the states in which the Company currently operates have enacted certificate of need ("CON") or similar legislation that restricts the supply of licensed nursing center beds. These laws generally limit the construction of nursing centers and the addition of beds or services to existing nursing centers, and hence tend to limit the available supply of traditional nursing home beds. In addition, some long-term care centers have started to convert traditional nursing home beds into sub-acute beds. The Company also believes that high construction costs and limits on government reimbursement for the full cost of construction and start-up expenses also will constrain the growth and supply of traditional nursing home centers and beds. The Company expects that this tightening supply of nursing beds coupled with the aging population will create an increased demand for assisted living communities.

BUSINESS STRATEGY

The Company believes that significant growth opportunities exist to provide assisted living services to the rapidly growing elderly population. The Company has aggressively expanded its operations through the acquisition of communities and assisted living companies. The Company also seeks to improve the operating performance of its communities through the continued enhancement of its operations. The Company is developing and constructing communities in markets where it already has its management infrastructure in place and in markets that are under served.

The majority of the Company's current communities are operated and marketed on a private-pay, single occupancy basis. Most double occupancy is non-related people who are state-assisted residents. Most of the Company's state-assisted residents are in the North Carolina communities. North Carolina has one of the best reimbursement rates in the nation for assisted living and was a pioneer in supporting the development of assisted living as one way of containing costs of caring for the state's aging population.

As America ages, the Company believes that more states will adopt a reimbursement policy similar to North Carolina, primarily a double occupancy approach. Some, however, may stress a single occupancy approach. The Company believes that the assisted living industry will primarily continue as a private-pay industry for the foreseeable future, but may become more price-sensitive as more people need assisted living and for longer periods due to increased life spans. Costs of caring for an aging America may become more of a private-pay, state-assisted partnership than currently exists.

The Company uses the same development strategy for special care units in combined Alzheimer's and assisted living communities and in dedicated special care communities. The units and common space are designed for flexibility so that they can be primarily single occupancy or primarily double occupancy - again, based on market demand

The Company believes that this occupancy-flexible development strategy will provide a competitive advantage over its competitors who do not have units and common space large enough to readily accommodate double occupancy.

To facilitate its construction and development strategy, the Company has entered into a Construction Management Agreement with Victor L. Lund, the founder of Wedgwood and a director of the Company, pursuant to which Mr. Lund agreed to serve, for three years following closing of the Wedgwood Acquisition, as a construction manager to oversee the Company's construction of up to 20 assisted living communities, including those that provide Alzheimer's care.

The top management of the Company has extensive acquisition experience and contacts in the assisted living and long-term care industry. The rapid growth achieved this past year came from two major acquisitions. The Company believes that acquisition is the best way to meet its growth goals. The assisted living industry is very fragmented and still primarily a single proprietor business.

Acquisition Strategy. The Company may acquire one or more communities or assisted living companies as a means to enter new markets and may also make acquisitions within its existing regions to gain further market share and leverage its existing operating infrastructure. In reviewing acquisition opportunities, the Company considers, among other things, the competitive climate, the current reputation of the community or the operator, the quality of the management, the need to reposition the community in the marketplace and costs associated therewith, the construction quality and any need for renovations of the community and the opportunity to improve or enhance operating results.

Operating Strategy. The Company's operating strategy is to achieve and sustain a strong competitive position within its chosen markets as well as to continue to enhance the performance of its operations. The Company also will seek to enhance its current operations by (i) maintaining and improving occupancy rates at its communities; (ii) opportunistically increasing resident service fees; and (iii) improving operating efficiencies.

Other Residents Customized Care and Service Packages. The Company continually seeks to expand its range of services to meet the evolving needs of its residents. The Company offers each of its residents a personalized assisted living service plan which may include any combination of basic support care, personal care, supplemental services, wellness services, and if needed, Alzheimer's and special care services, subject to the level of services allowed to be offered by the licensing in place at each community. By offering services in an "unbundled" manner, charging only for the services needed and involving the active participation of the resident, the Company is able to customize its service plans to meet the specific needs of each resident. As a result, the Company believes that it is able to maximize customer satisfaction while avoiding the high cost of delivering all services to all residents without regard to need or choice. The care plan for each resident is periodically reviewed and updated by the Company, the resident and the resident's family and the resident's physician.

Maintain and Improve Occupancy Rates. The Company also seeks to maintain and improve occupancy rates by continuing to (i) attract new residents through marketing programs directed towards family decision makers, namely adult children and potential residents, (ii) actively seek referrals from hospitals, rehabilitation hospitals, physicians' clinics, home healthcare agencies and other acute and sub-acute healthcare providers in the markets served by the Company and (iii) develop new market niches such as respite care, adult day care and other specialty care programs sought by caregivers.

Selectively Increase Service Pricing Levels. The Company regularly reviews opportunities to increase resident service fees within its existing markets, while maintaining competitive market positions. In keeping with this strategy, the Company will continue to offer high quality assisted living services at average to above average prices and generally target private-pay residents. The Company's private-pay residents are typically seniors who can afford to pay for services from their own and their families' financial resources. Such resources may include social security, investments, proceeds from the sale of their residence, contributions from family members and insurance proceeds from long-term care insurance policies.

Improve Operating Efficiencies. The Company seeks to improve operating results of its communities by actively monitoring and managing its operating costs. In addition, the Company believes that concentrating communities within selected geographic regions may enable the Company to achieve operating efficiencies through economies of scale, reduce corporate overhead and provide for more effective management supervision and financial controls. The Company also believes that it will be able to obtain volume discounts through enhanced purchasing power for a variety of items including food supplies, insurance, equipment and other items.

Offer Alzheimer's Dedicated Communities. As of March 1997, the Company had eleven communities with distinct special care wings specifically designed to serve the needs of individuals with Alzheimer's disease and other forms of dementia through the provision of a variety of specialty care services. The Company plans to build a portion of its new communities with a distinct Alzheimer's wing which will allow the Company to offer this service to the elderly with this disease and other forms of dementia, will create an opportunity for residents to age in place within the same community, and will allow special security and support of Alzheimer's residents. The Company believes this will allow it to continue serving residents for a longer period of time, and provide a desirable alternative for its residents and their families. However, most of the new communities will be designed to be flexible enough to allow the Alzheimer's wing to be used only for assisted living residents if demand for Alzheimer's care is not adequate to justify maintaining a distinct Alzheimer's program in a particular community. The Company's experience and research indicate that Alzheimer's residents often respond better by sharing a suite with another Alzheimer's resident rather than being in a single occupancy suite. Consequently, the Company's Alzheimer's programs are designed to allow double occupancy, although rooms are available on a single occupancy basis.

ASSISTED LIVING SERVICES

The Company offers a wide range of assisted living care and services to its residents. The residents are allowed to select among the services offered beyond basic support services and are charged only for the services they need. Management believes this provides the Company with a competitive advantage over other service providers in the industry who offer discrete levels of services and base their charges on the level of services offered regardless of whether a resident requires or uses all of the services available at a particular level.

The services offered by the Company can generally be categorized as follows

        . Basic Support Services. These services include providing up to three meals per day in a common dining room, special dietary planning, laundry, general housekeeping, organized social and other activities, transportation, communities maintenance, utilities (except telephone) and 24-hour security.

        . Supplemental Services. These services include performing, coordinating or assisting with bill paying, banking, personal shopping, transportation, appointments, pet care and reminder services.

        . Personal Care Services. These services include providing assistance with activities of daily living (the ADL's) such as ambulation, bathing, eating, dressing, personal hygiene and grooming.

        . Wellness Services. These services include assistance with the administration of medication and health monitoring by a nurse, which are provided as permitted by government regulation.

        . Alzheimer's and Special Care Services. The Company has a distinct
          Alzheimer's special care wing in eleven of its existing communities and generally plans to include a distinct Alzheimer's wing in the communities constructed and developed by the Company. Alzheimer's care includes a higher 24-hour staff ratio to provide oversight and activity programs scheduled around-the-clock in the Alzheimer's wing, which is secured from the rest of the building and includes secured outdoor walking paths.

PROPERTIES

Operating Communities. The following table sets forth the information with respect to communities that were operated by the Company at March 31, 1997. The Company owns, leases, holds equity interest in or manages, on behalf of third parties, these communities. The Company considers its communities to be in good operating condition and suitable for the purpose for which they are being used.


                             EXISTING COMMUNITIES

                                                                                 COMPANY
                                                   CARE             RESIDENT    OPERATIONS                   % OCC. AT
COMMUNITY NAME:                LOCATION           LEVEL     UNITS  CAPACITY(1)  COMMENCED   OWNERSHIP         3/31/97
                               --------           -----     -----  -----------  ----------  ---------         -------
Owned or Leased and
MANAGED BY COMPANY:
Camelot (6)(8)                Harlingen, TX       S           171         171         9/94  Owned(2)              90%
Crown Pointe                  Corona, CA          S, FE       148         148         1/93  Owned(2)(5)           92
The Greenbriar at Denison     Denison, TX         FE, DC       44          65         5/96  Owned(2)              28
The Greenbriar at Muskogee    Muskogee, OK        FE           48          58         3/97  Owned(2)               7
Lincolnshire                  Lincoln City, OR    S, FE        64          64        11/95  Owned(2)              80
Meadowbrook Place             Baker City, OR      FE           50          50        12/92  Owned(2)              96
Pacific Pointe(6)             King City, OR       S           113         113         1/93  Leased(3)             98
Rose Garden Estates           Ritzville, WA       FE           21          21        11/95  Owned(2)              81
Summer Hill(6)                Oak Harbor, WA      FE           59          61         2/94  Owned(2)              87
Sweetwater Springs            Lithia Springs, GA  FE           49          49        10/96  Leased(9)             22
The Terrace(6)                Portland, OR        FE, DC       65          69         5/91  Owned(2)              94
Villa del Rey(6)              Merced, CA          S            92          92        12/79  Leased(3)             99
Villa del Rey                 Roswell, NM         S, FE       134         134        10/88  Leased(4)(7)          84
Villa del Rey(6)              Visalia, CA         S            98          98        12/79  Leased(3)             95
Villa del Sol                 Roswell, NM         S            12          12        12/95  Owned(2)              92
La Villa                      Roswell, NM         FE,DC        80          91        11/96  Owned(2)              36
Wedgwood Terrace(6)           Lewiston, ID        FE, DC       40          51        11/95  Leased(3)             88
Berne Village(6)              New Bern, NC        S,FE,DC     147         148        12/93  Owned(2)              93
Country Oaks(6)               Chiefland, FL       FE           41          58        12/95  Owned(2)              42
Country Time Inn(6)           Kings Mountain,NC   FE,DC        32          55         6/95  Owned(2)              71
Graybrier(6)                  Southern Pines, NC  FE,DC        61          88         2/94  Owned(2)              94
Oakridge(6)                   Sanford, NC         FE           43          85        12/95  Leased(3)             95
Red Oak(6)                    Greenville, NC      FE           32          58         2/95  Leased(3)             97
Rose Manor of Cary            Cary, NC            FE,DC        56          62        10/96  Owned(2)              45
Rose Tara Plantation(6)       King, NC            FE           35          65         9/94  Owned(2)              97
Rose Terrace(6)               Wendell, NC         FE,DC        51         100         5/94  Leased(3)            100
Rose Vista Village(6)         Fayetteville, NC    S,FE         65          94         2/95  Leased(3)             84
Rose Vista Village(6)         Goldsboro, NC       S,FE         65          94         2/95  Leased(3)             88
Rose Vista Village(6)         Kinston, NC         S,FE         65          94         2/95  Leased(3)             73
Rose Vista Village(6)         Wilson, NC          S,FE, DC     80         122         2/95  Leased(3)             98
Royal Oaks(6)                 Sanford, NC         FE           25          38        12/95  Leased(3)             71

Subtotal/Average                                            2,086       2,509                                     82
                                                            -----       -----                                     --

MANAGED, BUT OWNED
BY THIRD PARTY:
Timberhill Place(6)           Corvallis, OR       FE           60          60         5/95  Managed               95
Scarborough Terrace(6)        Scarborough, ME     FE,DC        57          75         1/96  Managed               38

LEASED,
MANAGED BY THIRD PARTY:
Neawanna by the Sea           Seaside, OR         S, FE        59          59         1/90  Leased(4)(7)          93

Total                                                       2,262       2,702                                     79
                                                            =====       =====                                     ==

Key:
 S  -  basic support and supplemental services are offered.
 FE - basic support, supplemental, personal care and wellness services are offered ("Frail Elderly").
 DC -  Alzheimer's and special care services are offered ("Dementia Care").
(1) Anticipated number of residents, although capacity exists for additional residents with double occupancy of more units.
(2) Subject to first mortgage. Historically, each community has generally been pledged as collateral on a single mortgage or deed of trust securing a note payable to a bank, financial institution, individual or other lender. The mortgages and deeds of trust mature between 1997 and 2015 and bear interest at fixed and variable interest rates ranging from 7.5% to 11.75% as of December 31, 1996. The Crown Pointe community is subject to a mortgage and note payable to the Redevelopment Agency of the City of Corona, California, is payable into a sinking fund semi-annually in increasing amounts from $65,000 to $420,000 through May 2015, and bears interest at a variable interest rate equal to 4.75% at December 31, 1996. Future communities owned and mortgaged by the Company will likely be pledged as collateral for mortgage credit lines, which relate to more than one community. See
       Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."
(3) Leased from third party individuals or partnership. Initial lease terms generally range from 10 to 20 years, and mature between 1999 and 2011. The Company is responsible for all costs including repairs to the community, property taxes and other direct operating costs of the community. Leases generally include clauses that allow for rent to increase over time based on a specified schedule or on an increase in the consumer price index. Generally, the Company has an option to purchase the community after a specified period, or at expiration of the lease, at a price generally equal to market value. As of December 31, 1996, the Company had available, subject to periodic review, commitments for approximately $60 million of lease credit lines for future communities. See Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."
(4) Community is leased from a Real Estate Investment Trust. The lease was part of a sale - leaseback transaction. The lease commenced in 1994 and expires in 2009. The Company has an option to purchase the community in 2004 and in 2009 for an amount equal to the greater of the sales price or the current replacement cost less actual depreciation.
(5)    Company owns 60% of real estate and the lessee.
(6)    Community was not constructed by Wedgwood,  Greenbriar, or American Care
(7) Company owns 49% of lessee. Victor L. Lund, a director of the Company, owns the other 51%, and the Company has an option to purchase his interests in these entities for $10,000.
(8) Of these units, 113 have been sold to residents who then pay a reduced monthly fee. The Company agrees to repurchase the units that are sold at a price ranging from 65% to 80% of the fair market value at the date of repurchase, based upon the number of years the resident owned the unit.
(9)    Leased from a REIT for 15 years expiring in 2011.


Communities Under Construction. As of March 31, 1997, the Company was in various stages of construction of four assisted living communities (i.e. construction activities have commenced and are ongoing). Set forth below is certain information with respect to communities under construction as of March 31, 1997.


                        COMMUNITIES UNDER CONSTRUCTION



                                             CARE            RESIDENT  ANTICIPATED  ANTICIPATED
COMMUNITY NAME               LOCATION        LEVEL    UNITS  CAPACITY    OPENING     OWNERSHIP
--------------               --------        -----    -----  --------  -----------  -----------

Greenbriar at Sherman     Sherman, TX      FE, DC       48       65       Q1-98        Own
Camelot                   Harlingen, TX    S, FE, DC   138      147       Q4-97        Own
Oak Park                  Clermont, FL     FE           60       60       Q3-97        Lease
Woodmark at Steel Lake    Federal Way, WA  FE, DC       89       96       Q2-97        Manage
                                                       ---      ---
                                                       335      368

Plans for Construction. The Company generally retains independent general contractors to construct its communities. The Company approves all aspects of development including, among other things, site selection, plans and specifications, the proposed construction budget and selection of the architect and general contractor. The Company estimates the average capitalized cost to develop, construct and open a community (including land acquisition, architectural and engineering, construction period interest and loan fees) to be approximately $71,000 per unit, and average construction time for a typical community to be approximately six to twelve months, depending upon the number of units. The Company estimates that, once opened, it takes approximately six to twelve additional months after licensure for each community to achieve a stabilized occupancy level of 95% or higher. The Company anticipates that each community will have an average operating loss (before depreciation) of approximately $350,000 prior to reaching stabilized occupancy.

The Company believes quality independent general construction contractors are readily available to build its communities at competitive prices. The Company has entered into a Construction Management Agreement with Victor L. Lund, the founder of Wedgwood and a director of the Company, to oversee construction of up to 20 communities through 1998.

Development and Construction Risks. The Company's growth strategy is dependent, in part, on its ability to develop and construct additional communities. Development projects generally are subject to various risks, including zoning, permitting, healthcare licensing and construction delays that may result in construction cost overruns, longer development periods and, accordingly, higher than anticipated start-up losses. Although the Company has extensive development experience, closely manages each development project and regularly monitors the contractors constructing the Company's communities, project management is subject to a number of contingencies over which the Company has little or no control and which might adversely affect project costs and completion time. Such contingencies include shortages of, or the inability to obtain, labor or materials, the inability of contractors to perform under their contracts, strikes, adverse weather conditions and changes in applicable laws or regulations or in the method of applying such laws and regulations. The Company intends to rely on third-party developers to construct some of the new assisted living communities planned by the Company. There can be no assurance that the Company will not experience difficulties in working with developers, project managers, general contractors and subcontractors, any of which difficulties could result in increased construction costs and delays. As a result of these various factors, there can be no assurance that the Company will not experience construction delays, that it will be successful in developing and constructing currently planned or additional communities or that any developed community will be economically successful. If the Company's planned development is delayed, the Company's business, operating results and financial condition could be adversely affected.

Need for Additional Financing; Risk of Rising Interest Rates, Development Delays and Cost Overruns. To achieve its growth objectives, the Company will need sufficient financial resources to fund its development, construction and acquisition activities. Accordingly, the Company's future growth will depend on its ability to obtain additional financing on acceptable terms. The Company expects to experience negative cash flow from operations for at least 12 to 18 months following March 1997 as it continues to develop and construct assisted living communities. There can be no assurance that any newly constructed communities will achieve a stabilized occupancy rate and attain a resident mix that meet the Company's expectations or generate sufficient positive cash flow to cover operating and financing costs associated with such communities. The Company will, from time to time, seek additional funding through public or private financing, including equity or debt financing. If additional funds are raised or acquisitions are made in exchange for equity securities, stockholders may experience dilution. Further, such equity securities may have rights, preferences or privileges senior to those of the Common Stock. To the extent the Company finances its activities through debt, sale/leaseback or leasing arrangements, the Company may become subject to certain financial and other covenants which may restrict its ability to pursue its rapid growth strategy. There can be no assurance that adequate equity, debt, sale/leaseback or leasing financing will be available as needed or on terms acceptable to the Company. A lack of available funds may require the Company to delay, scale back or eliminate all or some of its development and acquisition projects and could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

Repair and Maintenance. The Company conducts routine repairs and maintenance of its communities on a regular basis, as needed. Several of the Company's communities acquired in the Wedgwood and American Care Acquisitions have been in operation for ten years or more. The Company has reviewed each community and plans to spend up to approximately $1.5 million in repairs, maintenance and improvements to certain of these communities over the next 12 months. The Company has no other current plans for significant expenditures relating to its existing communities, and considers them to be in good repair and working order.

COMMUNITY DESCRIPTION

The Company's existing communities as of March 1997 range in size from 12 to 171 units, are from one to three stories, and from 10,000 to 148,000 square feet. Most of the new communities to be constructed by the Company will have 44 to 60 units, one or two stories and 35,000 to 70,000 square feet. Each community has or will have a large family room, usually equipped with a fireplace, a spacious open dining area, library, TV room, commercial kitchen, beauty salon, laundry, and indoor and outdoor recreational areas. Units generally range in size from approximately 330 to 400 square feet for a studio unit, to 470 to 650 square feet for a one bedroom unit, and to 680-850 square feet for a two bedroom unit. Assisted living units typically include a private bathroom, kitchenette, closets, living and sleeping areas, as well as a lockable door, emergency call system, individual temperature controls, fire alarm and sprinkler system, among other amenities.


Alzheimer's care units are approximately the same size as studios and contain only sleeping, limited storage and, in some of the units, bathroom areas. Most do not have emergency call systems but do have sprinkler and fire alarm systems.

OPERATIONS

The day-to-day operations of each community are managed by an Executive Director who is responsible for all operations of the community, including overseeing the quality of care and services, marketing, coordinating social activities, monitoring financial performance and ensuring appropriate maintenance of grounds and building. The Company also consults with outside providers, such as pharmacists and dieticians, to assist residents with medication review, menu planning and response to any special dietary needs. Personal care, dietary services, housekeeping and laundry services are performed primarily by line staffs who are either part or full-time employees of the Company and who are trained to perform a variety of such services. Most building maintenance services are performed by part or full-time employees, while elevator, HVAC maintenance and landscaping services are generally performed by third party contractors.

The Company's senior management and other personnel located at the Dallas, Texas executive office and King City, Oregon and Cary, North Carolina regional offices provide support services to each of the Company's communities, including development of operational standards, budgets and quality assurance programs, recruiting, training, and financial and accounting services, such as data processing, accounts payable, billing and payroll services. Corporate personnel and community Executive Directors collaborate with respect to the establishment of community goals and strategies, quality assurance oversight, development of Company policies and procedures, development and implementation of new programs, cash management, human resource management and community development

The Company has attracted and continues to seek highly dedicated, experienced personnel. The Company has created formal training programs accompanied by review and evaluation procedures to help ensure quality care for its residents. The Company has a national learning center at its Dallas corporate headquarters to provide training for community Executive Directors and other personnel. The Company believes that education, training and development enhance the effectiveness of its employees. All employees are required to complete the Company's training program, which includes a core curriculum comprised of personal care basics, job related specific training, Alzheimer's disease processes, first aid, fire safety, nutrition, infection control and customer service. Executive Directors receive training in all of these areas, plus marketing, community relations, healthcare management, life skills programming and fiscal management. In addition to classroom training, the Company's communities provide new employees with on the job training, utilizing experienced staff as trainers and mentors.

QUALITY ASSURANCE

The Company coordinates quality assurance programs at each of its communities through its corporate headquarters staff and through its regional operations staff. The Company's commitment to quality assurance is designed to achieve a high degree of resident and family member satisfaction with the care and services provided by the Company. In addition to ongoing training and performance reviews of all employees, the Company's quality control measures include:

Advisory Board. The Company has assembled an Advisory Board of five experts to advise the Company with regard to design criteria, internal and external decoration and enhancing the functioning of individuals with Alzheimer's disease who can benefit from assisted living.

The Advisory Board will (i) review and recommend policies concerning programs and services, (ii) serve as a resource to the Company in program development and evaluation, (iii) identify trends and gaps in service, (iv) design and participate in education and training programs for staff, family members and caregivers, (v) interpret implications of legislation affecting the elderly,
(vi) provide extra-organizational viewpoints, (vii) study, evaluate and document the effectiveness of services and recommend changes needed in programs, (viii) review proposals for research and (ix) help establish standards. However, the Advisory Board has no executive authority, only advisory.


The current members of the Advisory Board are:

     Herbert Shore, Ed.D. is president of Shore & Associates Geriatric and Elderly Services, Dallas, Texas. Dr Shore Serves as Chairman of the Greenbriar Advisory Board. He has been a long term care administrator and has previously taught at the Center for Studies in Aging at the University of North Texas.

     Dee Carlson, M.A. is President of Alzheimer's Care, Consultation, Education and Training ("A.C.C.E.T."), which provides consulting services for communities and organizations servicing individuals with dementia and their families. A.C.C.E.T. is located in Lexington, Kentucky. Prior to forming A.C.C.E.T., Ms. Carlson was Education and Family Services Director for the Alzheimer's Disease Center, Mayo Clinic, Rochester, Minnesota.

     Robert Ellis Rousch, Jr., Ed.D. is affiliated with the Huffington Center on Aging, Baylor College of Medicine, Houston, Texas. Dr. Rousch is an Educator and Administrator, and he previously directed the Texas Consortium for Geriatric Research and Education Centers.

     Audrey S. Weiner; DSW is the Senior Vice-President/Administrator of the Sarah Neuman Home in Mamaroneck, New York. A practitioner, Dr. Weiner has had extensive experience designing programs, services and communities for Alzheimer patients. She worked at the Brookdale Institute on Aging in New York City.

     Donald R. Benton, D. Hum. and D.Min. is President of The Kindness Foundation of Dallas, Texas. He retired from the Methodist Ministry after 44 years of service.

The Advisory Board will meet as a group at least quarterly and spend 20 to 30 hours per quarter on Advisory Board related activities. Each member will receive $2000 for attending each official meeting. All expenses related to meeting attendance will also be paid by the Company. In recognition for the service of the Advisory Board, each member will be awarded 100 shares of Common Stock for the initial year of service and an additional 100 shares for each year of service thereafter.

Family and Resident Feedback. The Company surveys residents on an annual basis to monitor the quality of services provided to residents and the level of satisfaction of residents and their families. The Company is presently implementing surveys of family members of residents to monitor the quality of services.

Regular Community Inspections. Community inspections are conducted by regional vice presidents and other regional staff on a regular basis. These inspections cover the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of staff; resident care plans; the quality of activities and the dining program; observance of residents in their daily living activities; and compliance with governmental regulations. A detailed community audit program is used to assure the inspections are thorough and to facilitate corrective action if required.

MARKETING

The Company's marketing and sales efforts are undertaken on regional and local levels. This effort is intended to create awareness of the Company and its services among prospective residents, their families, other key decision-makers and professional referral sources. The corporate marketing staff develops overall strategies for promoting the Company throughout its markets and continuously assesses the success of its efforts. Most communities have on staff a community relations coordinator dedicated to sales and marketing activities, who is guided and trained by corporate marketing personnel. For smaller communities with no community relations coordinator, the Executive Director performs these sales and marketing functions.

Prior to opening new communities, the Company commences an aggressive marketing campaign by opening a sales office in close proximity to the community. During this pre-opening marketing period, the Company's personnel actively contact local referral sources, which generally account for a majority of resident referrals. In addition, the Company typically engages in more traditional types of marketing activities, such as direct mailings, print advertising, signs and yellow page advertising. These marketing activities and media advertisements are directed to potential residents and their adult children, who often comprise the primary decision makers for placing a frail elderly relative in an assisted living setting.

GOVERNMENT REGULATION

Healthcare is an area of extensive and frequent regulatory change. In contrast, the assisted living industry is relatively new and, accordingly, the manner and extent to which it is regulated at the federal and state levels is evolving.

In the states in which the Company operates, a license is not required to provide basic support services. Currently, assisted living and Alzheimer's care communities are not specifically regulated as such by the federal government However, the Company's communities are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. Although regulatory requirements vary from state to state, these requirements generally address, among other things, staff education, training and records; staffing levels; community services, including administration and assistance with self-administration of medication; physical community specifications; size and furnishing of community units and common areas; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities. Most of the Company's communities are required to possess state licenses in order to provide the levels and types of services they provide in the states in which they operate. A limited number of the Company's communities are not required to possess such licenses, however, because they do not supply care and/or supervision to an extent requiring them to be licensed under their respective state's laws. The Company's communities are also subject to various state or local building codes and other ordinances, including safety codes. Management anticipates that the states which are establishing regulatory frameworks for assisted living communities will require licensing of assisted living communities and will establish varying requirements with respect to such licensing. The Company has obtained all required licenses for each of its communities and expects that it will obtain all required licenses for each new community. Each of the Company's licenses must be renewed annually.

Currently, only eight states (Kentucky, Connecticut, New York, Illinois, Georgia, Missouri, New Jersey and South Dakota) have certificate of need ("CON") requirements for assisted living communities. If federal and state reimbursements increase or there is overbuilding in the industry, other states may initiate CON requirements. If this occurs, the operators who can grow rapidly in the next few years could have a distinct advantage, inasmuch as this barrier to entry could limit overbuilding and competition, such as occurred in some nursing home markets in the past.

Like healthcare centers, assisted living communities are subject to periodic survey or inspection by governmental authorities. From time to time in the ordinary course of business, the Company receives deficiency reports. The Company reviews such reports and seeks to take appropriate corrective action. Although most inspection deficiencies are resolved through a plan of correction, the reviewing agency typically is authorized to take action against a licensed community where deficiencies are noted in the inspection process. Such action may include imposition of fines, imposition of a provisional or conditional license or suspension or revocation of a license or other sanctions. Any failure by the Company to comply with applicable requirements could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its communities are in substantial compliance with all applicable regulatory requirements. No actions are currently pending against any of the Company's communities nor have any of the Company's communities been cited in the past for any significant non-compliance with regulatory requirements.

Twelve states have already elected to participate in the Medicaid Home and Community Care Options Act of 1990 ("MHCCOA") and several other states are studying the program. Texas, where the Company is headquartered, is one of the states that have already elected to participate in the program. Under MHCCOA, states now have the option to use Medicaid funds to support services for low income, frail older persons, in places of residence other than nursing centers. The program allows the state to amend its Medicaid statutes to use funds in this manner, thus avoiding the repeated process of obtaining a Medicaid waiver. Any community participating in this payment program must meet all applicable state and federal rules and regulations.

The Company participates in federal and state reimbursement programs. However, the Company expects the bulk of its revenues to come from private-payment. Conversely, if the proposed Medicaid block grants are signed into law, the Company could experience a dramatic increase in revenues from these sources, particularly with respect to its double occupancy units. Many of the Company's existing and to be built communities can accommodate double occupancy and still provide a quality lifestyle.

The Americans with Disabilities Act ("ADA"), enacted July 26, 1990, has had and will have a major effect on the full service residential retirement and assisted living industry. The communities developed or acquired by the Company must be in compliance with this act. The Fair Housing Amendments Act of 1988 also prohibits discrimination against the handicapped in the sale or rental of a dwelling, or in the provision of services or communities in connection with such a dwelling. This intensifies the need to be in compliance with the ADA. Regulation of the industry is likely to increase, particularly for those providers accepting Medicaid reimbursements.

In compliance with the underlying state bond financing, rents at one community in Oregon must be approved by an agency of the state. Two other communities financed with loans guaranteed by the Department of Housing and Urban Development ("HUD") have rents requiring approval by HUD. The Company has not experienced any denials of requested rents or rent increases.

COMPETITION

The long-term care industry generally is highly competitive and it is anticipated that the assisted living and Alzheimer's care businesses in particular will become increasingly competitive in the future. The Company competes with other assisted living companies and numerous other companies providing similar long-term care alternatives such as home health agencies, community-based service programs, retirement communities and convalescent centers (nursing homes). In addition, the Company competes with a number of tax-exempt nonprofit organizations which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company and which are generally exempt from income tax. While there are currently few assisted living and Alzheimer's care communities in some of the markets where the Company operates and plans to operate, the Company expects that, as assisted living receives increased attention and the number of states which participate in MHCCOA increases, competition will grow from existing and new companies focusing primarily on assisted living. Nursing home centers that provide long-term care services are also a source of competition for the Company, particularly with respect to Alzheimer's care services. Many of the Company's present and potential competitors have, or may have access to, greater financial, management and other resources than those of the Company. There can be no assurance that competitive pressures will not have a material adverse effect on the Company.

The Company competes with other providers of elderly residential care on the basis of the breadth and quality of its services, the quality of its communities and price. The Company believes that it competes favorably in these areas and in its recruitment and retention of qualified healthcare personnel and reputation among local referral sources. The Company also competes with other providers of long-term care in the acquisition and development of additional communities.

As noted, the Company competes with other providers of long-term care with respect to attracting and retaining qualified and skilled personnel. In recent years, the healthcare industry has experienced a shortage of qualified healthcare professionals. The Company's operations require few professionally certified (RN or LPN) staff, primarily for supervision of care staff. While the Company has been able to retain the services of an adequate number of professionals to staff its communities appropriately and maintain its standards of quality care, there can be no assurance that continued shortages will not affect the ability of the Company to maintain the desired staffing levels.

The Company is seeking sites and acquisition candidates primarily in non-metropolitan communities located in the western, southern and southeast regions of the United States that are not currently served or are under served. It is identifying these markets and intends to provide premier services and amenities at average to above average prices. It is also providing special care services in a residential setting for those with memory loss and Alzheimer's, the primary cause of memory loss. These residents are not mixed with other assisted living residents. The Company believes that this combination of target markets and services may improve its ability to compete with non-specialized assisted living communities and nursing homes.

INSURANCE

The provision of personal and healthcare services entails an inherent risk of liability. Compared to more institutional long-term care communities, assisted living communities of the type operated by the Company, especially its dementia care communities, offer residents a greater degree of independence in their daily lives. This increased level of independence, however, may subject the resident and the Company to certain risks that would be reduced in more institutionalized settings. The Company currently maintains liability insurance intended to cover such claims which it believes is adequate based on the nature of the risks, its historical experience and industry standards. The Company also carries property insurance on each community in amounts that it believes to be adequate and standard in the industry.



ENVIRONMENTAL MATTERS

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean up costs incurred by such parties in connection with the contamination. Such laws typically impose clean up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to remediate properly such property, may adversely affect the owner's ability to sell or lease such property or to borrow using such property as collateral. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or redemption of such substances at the disposal or treatment community, whether or not such community is owned or operated by such person. Finally, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

The Company has conducted environmental assessments of all of the sites currently under construction or development, as well as twenty-one of its existing communities that it operates plus one community it leases that is operated by a third party. These assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such environmental liability. Wedgwood has operated, for periods ranging from one year to 18 years, nine communities for which environmental assessments have not been obtained. The Company believes that all of its communities are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its communities.

CONTROL BY INSIDERS

As of March 31, 1997, the Company's officers and directors and entities with which they are affiliated beneficially owned approximately 71.5% of the outstanding shares of Common Stock; Mr. James R. Gilley, Chairman of the Board of the Company, a corporation wholly owned by him, and his spouse and adult children (as individuals or as trustees for various family trusts), beneficially owned an aggregate of approximately 35.2% of the outstanding Common Stock of the Company, Mr. Victor Lund, a director of the Company and the founder of Wedgwood, beneficially owned approximately 18.9% of the outstanding shares of Common Stock, and Floyd B. Rhoades, President and Chief Executive Officer of the Company and a founder of American Care, beneficially owned approximately 13.3% of the outstanding shares of Common Stock. In addition, the Gilley family owns series D Voting Preferred Stock, which for stockholder votes, is the equivalent of 675,000 Common Shares. Accordingly, such individuals will have the ability, by voting their shares in concert, to control or significantly influence (i) the election of the Company's Board of Directors and, thus, the direction and future operations of the Company, and (ii) the outcome of all other matters submitted to the Company's stockholders, including mergers, consolidations, and the sale of all or substantially all of the Company's assets. In addition, the Company's officers and directors, including James R. Gilley, currently hold options or conversion rights to acquire 558,000 shares of Common Stock, certain of which options are subject to vesting requirements. The issuance of additional shares of Common Stock pursuant to the exercise of these stock options granted to management under the Company's stock option plan, would increase the number of shares held by the Company's executive officers and directors in the future.

ANTI-TAKEOVER PROVISIONS

The Company's Articles of Incorporation and Bylaws contain, among other things, provisions (i) establishing a classified board of directors; (ii) authorizing shares of preferred stock with respect to which the Board of Directors has the power to fix the rights, preferences, privileges and restrictions without any further vote or action by the stockholders; (iii) requiring holders of at least 80% of the outstanding Common Stock to join together in requesting a special meeting of stockholders; and (iv) prohibiting removal of a director other than for "cause", and then only if the holders of at least 80% of the outstanding Common Stock vote for such removal. The Company is also subject to Sections 78.411-78.444 of the Nevada Revised Statutes (the "Control Act") which general prohibits any business combination involving the Company and a person that beneficially owns 10% or more of the outstanding Common Stock or an affiliate or associate of the Company who within the past three years was the beneficial owner, directly or indirectly, or 10% or more of the outstanding Common Stock, except under certain circumstances. The application of the Control Act and/or the provisions of the Company's Articles of Incorporation and Bylaws could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving the Company that some or a majority of the Company's stockholders might consider to be in their personal best interests, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price of the Common Stock, and may adversely affect the market price of, and the voting and other rights of, the holders of Common Stock.

Shares Eligible for Future Sale. The Company presently has a total of 6,557,000 shares of Common Stock outstanding. Of these shares, 1,189,000 shares are freely tradable without restriction or limitation under the Securities act, except for shares owned by "affiliates" (as that term is defined under the rules and regulations under the Securities Act) of the Company. The remaining 5,368,000 shares are "restricted" securities within the meaning of Rule 144 under the Securities Act. Unless registered under the Securities Act prior thereto, these restricted shares will not become eligible to be sold publicly until future periods. There are also shares of Common Stock issuable upon the exercise of stock options and conversion of Preferred Stock. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future shares, will have on the market price of the Common Stock from time to time. The sale of substantial amounts of Common Stock, or the perception that such sales could occur, could adversely affect prevailing market prices for the Common Stock.

EMPLOYEES

At March 1997, the Company employed approximately 1,384 employees, including 920 full-time and 464 part-time employees. The Company believes it maintains good relationships with its employees. None of the Company's employees are represented by a collective bargaining group.

CORPORATE OFFICES

The Company's principal office is a 27,500 square feet building that it owns in Dallas, Texas. Wedgwood's principal executive offices were located in Vancouver, Washington, where Wedgwood leased approximately 6,000 square feet of office space for $6,194 per month. This lease expired during December 1996, but Wedgwood has an agreement to continue to lease the space through April 30, 1997. American Care's principal executive offices are located in Cary, North Carolina. American Care leases 5,300 square feet for $3,065 per month. The lease expires September, 1998.

An integral factor in the Company's decision to acquire American Care was the belief that there would be cost saving in consolidating the operations of Greenbriar, Wedgwood and American Care. The Company is in the process of closing its corporate offices in Vancouver and Cary and transferring a significant portion of those operations to the corporate offices in Dallas. The Company's Dallas office will meet the Company's needs for the foreseeable future.

ITEM 2:   DESCRIPTION OF PROPERTIES
-------   -------------------------

     See Item 1 for a discussion of properties owned or leased by the Company.

ITEM 3:   LEGAL PROCEEDINGS
-------   -----------------

The Company is involved from time to time in legal proceedings that are incidental to its business. The following are the legal proceedings that are pending at March 1997.



SOUTHERN CARE CORP. VS. GREENBRIAR, ET AL.

In Southern Care Corp. v. Medical Resource Companies of America, (former name of Greenbriar) Civil Action No. 94-1132-K, Superior Court of Chatham County, Georgia, the plaintiff seeks damages exceeding $1,500,000 relating to the management and operation of four nursing homes the Company sold to plaintiff. The Company has filed a counterclaim for breach of the management contract between the homes and a Company subsidiary. At the same time that Plaintiff unilaterally and without notice terminated the management contract, the Plaintiff also claimed that indebtedness of approximately $6.7 million assigned to the Company was discharged. Plaintiff claims that the discharge occurred at the time of the assignment despite the facts that (i) the assignment had occurred 24 months prior to their claim of discharge, (ii) Plaintiff, at the time of the assignment, had acknowledged in writing that the indebtedness was due and owing, (iii) Plaintiff paid approximately $1.2 million toward the indebtedness subsequent to the assignment, and (iv) Plaintiff apparently has continued to accrue the indebtedness on its financial statements. The Company disputes this claim and has filed a counterclaim to confirm the indebtedness. The Company plans to vigorously contest and defend and vigorously pursue its counterclaims against Plaintiff. The Company does not believe it has breached any obligation to Plaintiff regarding management of the nursing homes and does not believe Plaintiff will prevail on the merits, although there can be no assurance in this regard. The Company also does not believe the approximately $6.7 million of indebtedness was discharged, and believes that it will prevail on this counterclaim, although there can be no assurance. The amount of the indebtedness, including accrued interest, is approximately $10 million. The Company's basis in the indebtedness, net of related deferred gains, is approximately $4.2 million.

In 1995 the plaintiff and the Company each filed cross motions for summary judgment on the issue of whether the indebtedness was discharged. In October 1996 the trial court granted plaintiff's motion. An appeal has been filed by the Company on that ruling. The Company does not believe that the court's ruling is correct, and believes that it will prevail on its appeal, although there can be no assurance.

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

HEALTH CARE PROPERTY INVESTORS VS. GREENBRIAR, ET AL.

In October, 1996, Health Care Property Investors, Inc. filed a complaint for unspecified damages against the Company, Victor Lund, a director of the Company, and related entities and others. Health Care Property Investors alleges that entities related to the Company had breached terms of two leases of communities through a transfer of control of the tenant without the payment of "transfer consideration" called for in the leases. In addition, Health Care Property Investors alleges that the Company tortuously interfered with the leases because of the transfer.

The Company believes that transfer consideration is not due, pursuant to the leases, as Victor Lund continues to own a majority interest in the tenants and that there has been no tortuous interference in the leases.

BENETIC FINANCIAL VS. WEDGWOOD ET AL.

The plaintiff seeks to collect in excess of $1,000,000 on an alleged loan brokerage agreement. There is no signed loan brokerage agreement between Wedgwood and the plaintiff in this action. Plaintiff alleges that he delivered a loan brokerage agreement to Wedgwood, which they verbally accepted. The Company understood that Plaintiff was acting as a potential partner and was not providing services to the Company. This suit was filed after the statute of limitations had expired for a verbal or an implied contract. If the Plaintiff can prove that there was verbal acceptance of the contract, a four-year statute of limitations applies and has not expired. The Company believes that the statue of limitations has expired on this action and there is little or no liability for any of Plaintiff's services.

The Company has been named as defendant in other lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition or results of operations of the Company.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

A special meeting of stockholders was held on December 30, 1996 solely for the purpose of voting on the issuance of 1,300,000 shares in connection with the merger of American Care into a subsidiary of Greenbriar. The proposal was approved by a vote of 4,362,123 shares for 0 shares against and 60 shares abstaining.

                                    PART II
                                    -------

ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------   --------------------------------------------------------

The Company's Common Stock is traded under the symbol "GBR" and is listed on the American Stock Exchange. The high and low closing sales prices of the Company's Common Stock on the American Stock Exchange during the last two fiscal years.

                                1996                1995
                           High       Low       High      Low

       First Quarter       $16 3/4   $ 9 7/16  $ 8 3/4  $ 5
       Second Quarter       17 5/8    14        10 5/16   5 5/16
       Third Quarter        17 3/8    15 5/8    13 7/16   9 1/16
       Fourth Quarter       16        12 3/8    13 7/16   7 3/16

The above prices have been adjusted to reflect a one for five reverse split of the Common Stock that occurred on December 1, 1995.

The Company has not paid cash dividends on its Common Stock during at least the last ten fiscal years and, for the foreseeable future, the Company expects to retain all earnings to finance the future expansion and development of its business. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will be dependent on the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant. The Company's ability to pay dividends in the future may be limited by the terms of future debt financings and other arrangements.

ITEM 6:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------   ---------------------------------------------------------

OVERVIEW

During 1994 the Company began a series of steps to focus its business on the development, management and ownership of assisted living properties. The Company's historical businesses during the past five years have included ownership and operation of skilled nursing and retirement centers, real estate investments and manufacture and leasing of electric convenience vehicles and wheelchairs. The nursing and retirement centers and convenience vehicle businesses have been sold, and the real estate investments are being liquidated. During 1994, the Company began independently to develop its assisted living business, began construction of its first assisted living community in July 1995, and opened such community to residents on May 30, 1996. By July 1, 1996, the Company (not including the communities of Wedgwood and American Care) had three additional assisted living communities under construction. In order to increase the Company's presence in the assisted living industry, create geographic diversity and obtain experienced personnel, the Company acquired Wedgwood in March 1996 and American Care in December 1996. The Wedgwood Acquisition is accounted for as a purchase, and the historical financial statements of the Company do not include any revenues or earnings (losses) attributed to Wedgwood prior to the acquisition. The American Care acquisition has been accounted for as a pooling of interests and accordingly, the Company's financial statements have been restated to include the accounts and operations of American Care for all periods prior to the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had a deficit in working capital of $2,544,000. During the first quarter of 1996, the Company sold American Mobility Group, Inc. ("AMI"), which was a continuation of the Company's program of selling its non-strategic assets and using the proceeds to invest in existing operations. The sale of AMI did not have a material impact on the Company's liquidity. In March 1996, the Company acquired Wedgwood. As of December 31, 1996, the Company had assets of $116,701,000, liabilities of $80,549,000 and stockholders' equity of $36,152,000. The Company has sufficient liquidity and capital to meet its current obligations.

As of March 1997 the Company owned three shopping centers in Georgia and one shopping center in North Carolina. While all the centers are profitable, they do not fit into the Company's long range strategic plans and commitment to the assisted living industry. The Company is actively attempting to sell all the centers and currently has a firm contract to sell its North Carolina center. The transaction is scheduled to close in the second quarter of 1997. The Company anticipates that the centers will be sold for an amount which at least equals the book value of $5,379,000.

As of December 31, 1996, the Company has loans in place or has received commitments for future financing, subject, in the case of the commitments, to final documentation, as follows:



(i) Health Care REIT, Inc. has issued a commitment to provide $60 million over three years to acquire and pay 100% of the construction costs of assisted living communities to be leased to the Company. The term of the leases will range from 11 years to 14 years plus two five-year renewal options, with lease payments based upon the interest rate on U.S. Treasury notes plus 3.75%, subject to inflation adjustments not to exceed .25% per year. A 1 % commitment fee is required, as each lease is entered into. The Company will have the option to purchase each community at the end of the term for its original cost plus 50% of the increase in its fair market value. As additional security to the lessor, the Company will provide a letter of credit for 5% of the amount financed, a first lien on personal property and receivables of the community, and subordination of management fees and rentals from subtenants.

        The commitment is in three segments of $20 million each, with approval of the REIT's Investment Committee before using the second and third segments. As of March 31, 1997, the Company had utilized $5.3 million of the commitment for funding the Oak Park property under construction in Clermont, Florida.

(ii) In 1995 Health Care REIT, Inc. provided mortgage loan commitments for two communities totaling $16,891,000. Of that amount, $4,536,000 was used to refinance one of the communities (Camelot) and $5,625,000 was used to construct another community (La Villa) which opened in the fourth quarter of 1996. The balance includes $5,160,000 to fund construction of the Camelot Assisted Living community, which is under construction and $645,000 to fund certain improvements to the existing Camelot community that are almost complete along with $925,000 for the construction of a second phase of La Villa, which is not presently scheduled for development and is not included in the development and construction total. The construction loans convert to term loans upon completion of construction. The term loans mature in seven to ten years, initially bear interest at a rate of 4.5% over the corresponding U.S. Treasury Note rate and are secured by the communities, an assignment of leases, rents and management contract, letters of credit and an assignment of the communities licenses and permits.

(iii) The Company has obtained commitments from First National Bank & Trust Co. of McAlester, Oklahoma of $5.2 million to provide mortgage financing for the two assisted living Communities under construction in Muskogee, Oklahoma and Sherman, Texas. Such loans require a 2% commitment fee and are payable in 10 years (but callable at the discretion of the bank in 5 years) based on a 20 year amortization, with interest at a prime plus 2% (subject to a minimum interest rate of 8.70% and a maximum interest rate of 12.75%).

        The Community in Muskogee was completed in March 1997 and the Sherman Community is in the early stages of construction.

(iv) In 1995 Investors Real Estate Trust ("IRET") issued a commitment to provide 100% of the construction costs up to $2,810,000 for Sweetwater Springs in Lithia Springs, Georgia that opened in October 1996. Upon completion the community was leased to the Company for a term of 15 years. In 1996 the commitment was increased by $1,540,000 to a maximum of $4,350,000 in order to provide for the construction of a second phase of the community consisting of 16 Alzheimer's special care units. The monthly lease payments will be based on the funded amount and on annual interest rates of 11.0% for the first five years, 12.65% for the next five years and 14.55% for the last five years of the lease. The Company has an option to purchase the Community at fair market value during the first nine months of the fourteenth year of the lease. The lease is secured by the community.

        Construction of the second phase has been deferred indefinitely. Though some of the additional funding has been utilized, the remaining funds available are considered sufficient to complete the second phase.

In addition to development and construction financing, described above, Comerica Bank-Texas has issued a commitment to provide $1,600,000 to finance buses and other vehicles to transport residents of the Company's communities. Each vehicle will be financed at 90% of cost and the loan for each vehicle will be amortized over 48 months. The interest rate will be prime plus one percent.

The Company believes it has adequate resources to complete its communities currently under construction and development and plans to use the balance of such committed sources and its net working capital in excess of operating needs for future development of assisted living communities.

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

FISCAL 1996 AS COMPARED TO FISCAL 1995

Revenues and Operating Expenses from Assisted Living Operations. Revenues increased to $29,785,000 in 1996 as compared to 7,964,000 in 1995. The principal reasons for the increase were the acquisition of Wedgwood and the growth of American Care. Wedgwood was acquired effective March 31, 1996 and the financial statements reflect nine months operations with respect to the 16 communities acquired in the Wedgwood acquisition. American Care in December 1995 acquired the remaining 70% of five assisted living communities in which a 30% minority interest had been acquired in January 1995. The increase was also due to the acquisition by American Care of one assisted living community in June 1995 and three assisted living communities in December 1995. Assisted living community operations, lease expense, depreciation and amortization and interest expense all increased substantially in 1996 as compared to 1995. The primary reason for these increases, as discussed above, is the acquisition of Wedgwood and the growth of American Care.

The following table summarizes income (loss) from community operations. This table does not include interest or corporate general and administrative expenses.

                         Year Ended, December 31, 1996
                            (Amounts in thousands)



                                                       Stabilized      Start-up
                                                       Communities   Communities    Total
                                                       -----------   -----------   -------

Assisted Living Community Income                         $28,129        $1,544     $29,673

Assisted Living Community Operating
     Expenses                                             17,717         1,722      19,439
                                                         -------        ------     -------

Gross Operating Income                                    10,412          (178)     10,234

Lease Expense                                              3,510           202       3,712

Community Depreciation & Amortization                      1,616           385       2,001
                                                         -------        ------     -------

Income (Loss) from Community Operations
     before interest and taxes                           $ 5,286        $ (765)    $ 4,521

(1) Stabilized communities are those communities that have been operating for one year or have achieved stabilized occupancy of 95% or more.
(2) Start-up communities are those communities that have not been operating for one year or have not achieved a stabilized occupancy of 95% or more.

General and Administrative Expenses. These expenses were $6,731,000 in 1996 as compared to $3,948,000 in 1995. The increase in these costs was primarily due to the acquisition of Wedgwood and American Care. The increase in the size of the Company, as well as the geographic dispersion of the properties being managed requires additional general and administrative costs. In addition, during 1996, Greenbriar, American Care and Wedgwood were operated as three separate companies. Each company had its own corporate office, executive officers, corporate staff, accounting department and other related costs (See Merger and Transition Expenses).

Merger and Transition Expenses. During 1996, both Greenbriar and American Care, as separate companies, were attempting to raise money through the capital markets. On a combined basis, the costs of these efforts were $774,000, which the companies expensed during 1996.

The acquisition of American Care has been accounted for as a pooling of interests. This method of accounting requires the companies to expense the cost of the combination. The cost of lawyers, accountants, investment bankers and other expenses related to the combination that was incurred by both Greenbriar and American Care was approximately $983,000. These costs were expensed in 1996.

A key component of the acquisition of American Care was the opportunity it provided for long-term cost savings by consolidating the accounting, legal and other administrative functions of Greenbriar, American Care and Wedgwood. In the fourth quarter of 1996, the Company recorded a one-time charge to earnings of $1,079,000 to reflect the anticipated cost of consolidating the three companies.

Discontinued Operations. Earnings from discontinued operations reflect the real estate operations, which are currently held for sale. In February 1996, the Company's sale of American Mobility Inc. resulted in a gain on sale, net of tax, of approximately $520,000.

Deferred Taxes. At December 31, 1996, the Company had a deferred tax asset of $868,000. The asset is expected to be recovered within 2-3 years from earnings of current operations as well as gains from sales of assets.

FISCAL 1995 AS COMPARED TO FISCAL 1994

Revenues. Operating revenues decreased 32.7% to $7,964,000 in 1995 from $11,840,000 in 1994. The decrease was primarily due to the sale of The Fountainview property in January 1995 and Rivermont Center in December 1994. Revenues reflected in long term care for 1994 reflect the operations of both properties for the entire year. Excluding the above mentioned properties operating revenues increased to $7,964,000 in 1995 from $3,901,000 in 1994. The increase was primarily attributable to the acquisition of five additional assisted living communities during 1995 (including the community sold in August
1996) and to an improvement in the operating performance of the assisted living communities acquired prior to 1995.

Operating Expenses. Operating expenses decreased 37.8% to $4,731,000 from $7,613,000 in 1994. The decrease was due primarily to the sale of The Fountainview and Rivermont Center noted above. Operating expenses exclusive of Fountainview and Rivermont increased to $4,394,000 in 1995 as compared to $2,766,000 in 1994. The increase was primarily due to the acquisitions in 1995.

General and Administrative Expense. General and administrative expenses were $3,948,000 in 1995 as compared to $4,118,000 in 1994. The most significant reason for this decrease was the sale of The Fountainview in January 1995. Expenses for The Fountainview were $4,632,240 in 1994. The decrease due to the sale of The Fountainview was offset by increased costs at both Greenbriar and American Care. Both companies increased administrative costs, in particular personnel, to prepare for growth.

Interest Income and expense. Interest income was $1,119,000 in 1995 as compared to $216,000 in 1994. Interest expense was $1,548,000 in 1995 as compared to $2,761,000 in 1994. As the Company sells assets, it increases the cash it has available for investments. The increase in interest income reflects the interest received on those investments. The decrease in interest expense was caused principally by two factors. First, when the Company sold its assets it was also relieved of the obligation to pay interest on liabilities associated with those assets. Second, the Company used certain of its available cash to pay down corporate debt, which further reduced interest expense in 1995.

Gain on Sale of Assets. During 1995 the Company continued its program of selling assets that were not essential to its new business focus on assisted living. In January 1996, the Company sold its mobility products subsidiaries, and the financial statements reflect the revenue and costs associated with this operation as discontinued operations. Gain on sales of assets for the year ended December 31, 1995 was $6,950,000. This compares to $2,803,000 for the year ended December 31, 1994. The majority of 1995's gain consists of $5,149,000 from the sale of The Fountainview.

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

EFFECT OF INFLATION

The Company's principal sources of revenues are from resident fees from Company-owned or leased assisted living communities and management fees from communities operated by the Company for third parties. The operation of the communities is affected by rental rates that are highly dependent upon market conditions and the competitive environment in the areas where the communities are located. Compensation to employees is the principal cost element relative to the operations of the communities. Although the Company has not historically experienced any adverse effects of inflation on salaries or other operating expenses, there can be no assurance that such trends will continue or that should inflationary pressures arise that the Company will be able to offset such costs by increasing rental rates or management fees.

FORWARD LOOKING STATEMENTS

Certain statements included in this Management's Discussion and Analysis are forward looking statements that predict the future development of the Company. The realization of these predictions will be subject to a number of variable contingencies, and there is no assurance that they will occur or be realized in the time frame proposed. The risks associated with the potential actualization of the Company's plans include: contractor delays, the availability and cost of financing, availability of managerial oversight and regulatory approvals, to name a few.


ITEM 7:   FINANCIAL STATEMENTS
-------   --------------------


     The financial statements required by this Item begin at page F-1 hereof.


ITEM 8:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------


     None.

                                   PART III
                                   --------


The information required by Items 9, 10, 11 and 12 is incorporated by reference into this Form 10-KSB from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 22, 1997, which definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1997.


ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K
--------  --------------------------------

(a) The following exhibits required to be filed by Item 601 of Regulation S-B are filed as part of this Annual Report on Form 10-KSB:

Exhibit
Number    Description of Exhibits
------    -----------------------

 3.1 Articles of Incorporation of Medical Resource Companies of America ("Registrant") (filed as Exhibit 3.1 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

 3.1.1    Restated Articles of Incorporation of Greenbriar Corporation.

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

 3.3      Certificate of Decrease in Authorized and Issued Shares.

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

 4.1.4 Certificate of Designations, Preferences and Rights of Preferred Stock dated March 15, 1996, relating to Registrants' Series D Preferred Stock.

 4.1.5 Certificate of Designations, Preferences and Rights of Preferred Stock dated March 15, 1996, relating to Registrants' Series E Preferred Stock.

 4.3.2 Registration Rights Agreement dated April 27, 1990 between Registrant's predecessor and International Health Products, Inc. (assumed by Registrant), which has been assigned to JRG Investments, Inc., relating to 4,150,000 shares (830,000 post December 1995 shares) of Registrant's Common Stock, the benefits of which were further assigned to Professional Investors Insurance, Inc.

          as to 600,000 shares (120,000 post December 1995 shares) in November 1992 (filed on June 5, 1990, as an Exhibit to the Registrant's predecessor's Current Report on Form 8-K and incorporated herein by reference).

 4.3.3 Form of Assignment of Registration Rights Agreement dated September 30, 1992 between JRG Investments, Inc. and Professional Investors Insurance, Inc. relating to 600,000 shares (120,000 post December 1995 shares) of Registrant's Common Stock (filed as Exhibit 4.3.3 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

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

 4.9.1 Amendment to Agreement and Plan of Merger dated November 21, 1996, among Registrant and American Care Communities, Inc., Floyd B. Rhoades and Gary L. Smith (filed with Registrant's Form 8-K dated December 31, 1966 and incorporated herein by reference).

 4.9.2    Amendment to Agreement and Plan of Merger dated December 30, 1996.

 4.9.3 Registration Rights Agreement dated December 30, 1996 between Registrant and Floyd B. Rhoades.

 4.9.4    Employment Agreement dated December 30, 1996 with Floyd B. Rhoades.

 10.1 Real Estate Lease of Alpha Mobility, Inc. (filed as Exhibit 10.1 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

 10.3.2 Form of $62,500 Promissory Note dated December 27, 1991 payable to Registrant by Gene S. Bertcher representing the purchase price for 250,000 shares (50,000 post December 1995 shares) of Registrant's Common Stock (filed as Exhibit 10.3.2 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

 10.3.3 Form of Renewal of Promissory Note dated October 14, 1992 extending the maturity date of the Promissory Note referenced in Exhibit 10.3.2 (filed as Exhibit 10.3.3 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

 10.3.4 Form of Security Agreement - Pledge (non-recourse) between Gene S. Bertcher and Registrant securing the Promissory Note referenced in
          Exhibit 13.3.2. (Filed as Exhibit 10.3.4 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

 10.4.1 Form of Stock Option to purchase 150,000 shares (30,000 post December 1995 shares) of Registrant's Common Stock issued to Robert L. Griffis on October 12, 1992 (filed as Exhibit 10.4.1 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

 10.4.2 Form of $75,000 Promissory Note dated October 12, 1992 payable to Registrant by Robert L. Griffis representing the purchase price for 150,000 shares (30,000 post December 1995 shares) of Registrant's Common Stock (filed as Exhibit 10.4.2 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

 10.4.3 Form of Security Agreement - Pledge (non-recourse) between Registrant and Robert L. Griffis securing the Promissory Note referenced in
          Exhibit 10.4.2 (filed as Exhibit 10.4.3 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

 10.6.1 Form of Stock Option to purchase 100,000 shares (20,000 post December 1995 shares) of Registrant's Common Stock issued to Oscar Smith on October 1, 1992 (filed as Exhibit 10.6.1 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

 10.6.2 Form of $50,000 Promissory Note dated October 1, 1992 payable to Registrant by Oscar Smith representing the purchase price for 100,000 shares (20,000 post December 1995 shares) of Registrant's Common Stock (filed as Exhibit 10.6.2 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

 10.6.3 Form of Security Agreement - Pledge (non-recourse) between Registrant and Oscar Smith securing the Promissory Note referenced in Exhibit
          10.6.2 (filed as Exhibit 10.6.3 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

 10.7.1 Form of Stock Option to purchase 80,000 shares (16,000 post December 1995 shares) of Registrant's Common Stock issued to Lonnie Yarbrough on October 12, 1992 (filed as Exhibit 10.7.1 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

 10.7.2 Form of $40,000 Promissory Note dated October 12, 1992 payable to Registrant by Lonnie Yarbrough representing the purchase price for 80,000 shares (16,000 post December 1995 shares) of Registrant's Common Stock (filed as Exhibit 10.7.2 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

 10.7.3 Form of Security Agreement - Pledge (non-recourse) between Registrant and Lonnie Yarbrough securing the Promissory Note referenced in
          Exhibit 10.7.2 (filed as Exhibit 10.7.3 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

 10.8.1 Form of Stock Option to purchase 80,000 shares (16,000 post December 1995 shares) of Registrant's Common Stock issued to Dennis McGuire on October 1, 1992 (filed as Exhibit 10.8.1 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

 10.8.2 Form of $40,000 Promissory Note dated October 1, 1992 payable to Registrant by Dennis McGuire representing the purchase price for 80,000 shares (16,000 post December 1995 shares) of Registrant's Common Stock (filed as Exhibit 10.8.2 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

 10.8.3 Form of Security Agreement - Pledge (non-recourse) between Registrant and Dennis McGuire securing the Promissory Note referenced in Exhibit
          10.8.2 (filed as Exhibit 10.8.3 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

 10.9.1 Form of Stock Option to purchase 10,000 shares (2,000 post December 1995 shares) of Registrant's Common Stock issued to Michael Merrell on October 12, 1992 (filed as Exhibit 10.9.1 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

 10.9.2 Form of $5,000 Promissory Note dated October 12, 1992 payable to Registrant by Michael Merrell representing the purchase price for 10,000 shares (2,000 post December 1995 shares) of Registrant's Common Stock (filed as Exhibit 10.9.2 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

 10.9.3 Form of Security Agreement - Pledge (non-recourse) between Registrant and Michael Merrell securing the Promissory Note referenced in Exhibit
          10.9.2 (filed as Exhibit 10.9.3 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

 10.9.4 Form of $187,000 promissory note dated December 29, 1994, payable to Registrant by W. Michael Gilley representing the purchase price for 150,000 shares (30,000 post December 1995 shares) of Registrant's Common Stock (filed as Exhibit 10.9.4 to Registrant's Form 10-KSB for the year ended December 31, 1994).

 10.9.5 Form of Security Agreement-Pledge between Registrant and W. Michael Gilley securing the promissory note referenced in Exhibit 10.9.4 (filed as Exhibit 10.9.5 to Registrant's Form 10-KSB for the year ended December 31, 1994).

 10.9.6 Form of $62,500 promissory note dated December 29, 1994, payable to Registrant by L.A. Tuttle representing the purchase price of 50,000 shares (10,000 post December 1995 shares) of Registrant's Common Stock (filed as Exhibit 10.9.6 to Registrant's Form 10-KSB for the year ended December 31, 1994).

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

 10.21.5 Blank Assignment and Power of Attorney signed by JRG Investment Co., Inc. relating to 482,000 (96,400 post December 1995 shares) shares of Registrant's Common Stock (filed as Exhibit 10.22.5 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

 10.21.6 Blank Assignment and Power of Attorney signed by JRG Investment Co., Inc. relating to 1,268,000 shares (236,600 post December 1995 shares) of Registrant's Common Stock (filed as Exhibit 10.22.6 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

 10.21.7 Three Blank Assignments and Powers of Attorney signed by JRG Investment Co., Inc., each relating to 600,000 shares (120,000 post December 1995 shares) of Registrant's Common Stock (filed as Exhibit
          10.22.7 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

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

 **10.36 Stock Option Agreement dated December 31, 1996 between Registrant and James R. Gilley covering 200,000 shares of Common Stock.

 **10.37  Employment Agreements dated December 31, 1996

 **10.38 Stock Purchase Warrant dated December 31, 1996 between registrant and The April Trust

 **22.1   Subsidiaries of Registrant.

 **23.1   Consent of Grant Thornton.

 **27.1   Financial Data Schedule required by Item 601 of Regulation S-B.


**  Filed herewith.

      (b) Reports on Form 8-K  -  none

SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act"), the Company has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GREENBRIAR CORPORATION



April 10, 1997                     By:  /s/ Gene S. Bertcher
                                      ------------------------------------------
                                           Gene S. Bertcher
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GREENBRIAR CORPORATION


April 10, 1997                     By: /s/ James R. Gilley
                                       -----------------------------------------
                                       James R. Gilley, Chairman

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 10, 1997                /s/ James R. Gilley
                             ---------------------------------------------------
                             JAMES R. GILLEY, CHAIRMAN OF THE BOARD AND DIRECTOR

                              /s/ Floyd B. Rhoades
                             ---------------------------------------------------
April 10, 1997               FLOYD B. RHOADES, PRESIDENT, CHIEF EXECUTIVE
                             OFFICER AND DIRECTOR

April 10, 1997                /s/ Richards D. Barger
                             ---------------------------------------------------
                             RICHARDS D. BARGER, DIRECTOR
April 10, 1997
                              /s/ Don C. Benton
                             ---------------------------------------------------
April 10, 1997               DON C. BENTON, DIRECTOR

                              /s/ Paul G. Chrysson
April 10, 1997               ---------------------------------------------------
                             PAUL G. CHRYSSON, DIRECTOR

                              /s/ Matthew G. Gallins
April 10, 1966               ---------------------------------------------------
                             MATTHEW G. GALLINS, DIRECTOR

                              /s/ Steven R. Hague
April 10, 1966               ---------------------------------------------------
                             STEVEN R. HAGUE, DIRECTOR

                              /s/ Michael E. McMurray
April 10, 1966               ---------------------------------------------------
                             MICHAEL E. MCMURRAY, DIRECTOR

                              /s/ Victor L. Lund
                             ---------------------------------------------------
                             VICTOR L. LUND, DIRECTOR

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Greenbriar Corporation


We have audited the accompanying consolidated balance sheet of Greenbriar Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenbriar Corporation and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

We previously audited and reported on the consolidated balance sheet of Greenbriar Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period then ended, prior to their restatement for the 1996 pooling of interests. The contribution of Greenbriar Corporation and subsidiaries to total assets, revenues and net earnings represented 62 percent, 7 percent and 110 percent of the respective restated totals in 1995. The contribution of Greenbriar Corporation and subsidiaries to revenues and net earnings represented 67 percent and 116 percent of the respective restated totals in 1994. Separate financial statements of American Care Communities, Inc. included in the 1995 restated consolidated balance sheet and the 1995 and 1994 consolidated statements of operations, changes in stockholders' equity and cash flows were audited and reported on separately by other auditors.

We also have audited the combination of the accompanying consolidated balance sheet as of December 31, 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period then ended, after restatement for the 1996 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note B of the notes to the consolidated financial statements.



/s/ GRANT THORNTON LLP

Dallas, Texas
March 27, 1997

                            GREENBRIAR CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)

                                 December 31,



      ASSETS                                                1996         1995
                                                          --------      -------

CURRENT ASSETS
 Cash and cash equivalents                                $  2,784      $ 7,623
 Accounts receivable - trade                                   561          259
 Deferred income tax benefit                                     -        2,150
 Real estate operations held for sale,
   at lower of cost or market                                5,379           -
 Other current assets                                          665        1,899
                                                          --------      -------

            TOTAL CURRENT ASSETS                             9,389       11,931

REAL ESTATE OPERATIONS HELD FOR SALE,
 AT LOWER OF COST OR MARKET                                     -         3,190

NET ASSETS OF MOBILITY GROUP                                    -         3,371

DEFERRED INCOME TAX BENEFIT                                    868            -

INVESTMENT IN SECURITIES, AT COST                            4,086        1,853

MORTGAGE NOTES RECEIVABLE                                    8,768        7,368

PROPERTY AND EQUIPMENT, AT COST
 Land and improvements                                      10,566        2,394
 Buildings and improvements                                 69,369       10,773
 Equipment and furnishings                                   4,317        1,491
   Construction in progress                                  3,836        2,953
                                                          --------      -------
                                                            88,088       17,611
   Less accumulated depreciation                             2,635          834
                                                          --------      -------
                                                            85,453       16,777

DEPOSITS                                                     5,553        1,007

GOODWILL AND OTHER INTANGIBLES                               1,199        1,484

OTHER ASSETS                                                 1,385          775
                                                          --------      -------

                                                          $116,701      $47,756
                                                          ========      =======

                            GREENBRIAR CORPORATION

                 (Amounts in thousands, except per share data)

                                 December 31,



LIABILITIES AND STOCKHOLDERS' EQUITY                                               1996          1995
                                                                                 ---------     ---------

CURRENT LIABILITIES
 Current maturities of long-term debt                                            $  1,588       $   826
 Notes payable - stockholder                                                          930            -
 Long-term debt collateralized by properties under
   contract of sale                                                                   901            -
 Accounts payable - trade                                                           3,810         1,217
 Accrued expenses                                                                   3,482         1,032
 Other current liabilities                                                          1,223           130
                                                                                 --------       -------

        TOTAL CURRENT LIABILITIES                                                  11,934         3,205

LONG-TERM DEBT                                                                     54,717        16,485

NOTES PAYABLE - STOCKHOLDER                                                            -            358

FINANCING OBLIGATIONS                                                              10,815            -

DEFERRED GAIN                                                                       3,083         3,083

STOCKHOLDERS' EQUITY
 Series B cumulative convertible preferred stock, $.10 par value;
   liquidation value of $310 and $1,330, respectively; authorized,
   100 shares; issued and outstanding, 3 shares and 13 shares,
   respectively                                                                         1             1
 Series C cumulative convertible preferred stock, $.10 par value;
   liquidation value of $1,000 and $2,000 respectively; authorized,
   issued and outstanding, 10 and 20 shares, respectively                               1             2
 Series D cumulative convertible preferred stock, $.10 par value; liquidation
    value of $3,375; authorized, issued and outstanding, 675 shares in 1996            68            -
 Common stock, $.01 par value; authorized, 20,000 shares; issued and
   outstanding, 6,471 and 4,752 shares, respectively                                   65            48
 Additional paid-in capital                                                        51,232        34,565
 Accumulated deficit                                                              (12,642)       (7,418)
                                                                                 --------       -------
                                                                                   38,725        27,198
 Less stock purchase notes receivable (including $2,438
   from related parties)                                                           (2,573)       (2,573)
                                                                                 --------       -------
                                                                                   36,152        24,625
                                                                                 --------       -------

                                                                                 $116,701       $47,756
                                                                                 ========       =======

       The accompanying notes are an integral part of these statements.

                             GREENBRIAR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Amounts in thousands, except share data)

                            Year ended December 31,

                                                      1996      1995      1994
                                                    --------  --------  --------
REVENUE
 Assisted living operations                         $29,673   $ 7,368   $11,647
 Other                                                  112       596       193
                                                    -------   -------   -------
                                                     29,785     7,964    11,840

OPERATING EXPENSES
 Assisted living operations                          19,439     4,731     7,613
 Lease expense                                        3,712       406       212
 Facility depreciation and amortization               2,001       483       233
 General and administrative                           6,731     3,948     4,118
 Merger and transition expense                        2,836        -         -
                                                    -------   -------   -------
                                                     34,719     9,568    12,176
                                                    -------   -------   -------
          Operating loss                             (4,934)   (1,604)     (336)

Other income (expense)
 Interest and dividend income                           771     1,199       216
 Interest expense                                    (4,457)   (1,548)   (2,761)
 Gain (loss) on sales of assets                         (21)    6,950     2,803
 Other                                                  646       289        -
                                                    -------   -------   -------
                                                     (3,061)    6,890       258
                                                    -------   -------   -------

          EARNINGS (LOSS) FROM CONTINUING
           OPERATIONS BEFORE INCOME TAXES            (7,995)    5,286       (78)

INCOME TAX EXPENSE (BENEFIT)                         (2,400)       94      (201)
                                                    -------   -------   -------

          EARNINGS (LOSS) FROM CONTINUING
           OPERATIONS                                (5,595)    5,192       123

DISCONTINUED OPERATIONS
 Earnings from operations, net of income taxes          238        19       241
 Gain on disposal, net of income taxes                  520        61     1,178
                                                    -------   -------   -------

          NET EARNINGS (LOSS)                        (4,837)    5,272     1,542

Preferred stock dividend requirement                   (365)     (225)     (327)
                                                    -------   -------   -------

Earnings (loss) allocable to common stockholders    $(5,202)  $ 5,047   $ 1,215
                                                    =======   =======   =======

Earnings (loss) per share
 Continuing operations                               $(1.13)    $1.03     $(.04)
 Net earnings (loss)                                 $ (.99)    $1.04     $ .24

Weighted average number of common and
 equivalent shares outstanding                        5,259     4,839     4,979


       The accompanying notes are an integral part of these statements.

                             GREENBRIAR CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)


                                                                                                      Stock
                                Preferred stock    Common stock         Additional                   purchase
                               ------------------  -------------          paid in     Accumulated     notes      Treasury
                               Shares   Amount    Shares    Amount        capital       deficit     receivable     stock    Total
                               -------  -------  --------  --------    -------------  -----------  ------------  --------- ---------

Balances at January 1, 1994
 - as previously reported       1,075    $ 107    18,395     $ 183        $36,132     $(13,616)      $(2,250)    $   (7)   $20,549

 Merger with American Care
  Communities, Inc.                -        -      6,500        65            556          (63)          (57)        -         501
                               ------    -----   -------     -----        -------     --------       -------     ------    -------

Balances at January 1, 1994
 - restated                     1,075      107    24,895       248         36,688      (13,679)       (2,307)        (7)    21,050

 Issuance of shares                -        -        147         2            179           -           (188)         7         -
 Dividends on preferred
  stock, including
  imputed dividends of $42         44        4        -         -             131         (328)           -          -        (193)
 Net earnings                      -        -         -         -              -         1,542            -          -       1,542
                               ------    -----   -------     -----        -------     --------       -------     ------    -------

Balances at December 31, 1994   1,119      111    25,042       250         36,998      (12,465)       (2,495)        -      22,399

 Issuance of shares                -        -        116         1             77           -            (78)        -          -
 Conversion of preferred
  stock                            (1)      -         19        -              -            -             -          -          -
 Conversion of subordinated
  debt                             -        -         67         1            199           -             -          -         200
 Purchase of common stock          -        -     (1,226)      (12)        (1,998)          -             -          -      (2,010)
 Purchase of preferred stock   (1,085)    (108)       -         -            (976)          -             -          -      (1,084)
 Dividends on preferred stock       1       -         -         -              73         (225)           -          -        (152)
 One-for-five reverse stock
  split                            -        -    (19,266)     (192)           192           -             -          -          -
 Net earnings                      -        -         -         -              -         5,272            -          -       5,272
                               ------    -----   -------     -----        -------     --------       -------     ------    -------

Balances at December 31, 1995      34        3     4,752        48         34,565       (7,418)       (2,573)        -      24,625

 Issuance of preferred stock    2,625      264        -         -          15,938           -             -          -      16,202
 Conversion of preferred
  stock                        (1,970)    (197)    1,731        17            180           -             -          -          -
 Purchase of common stock          -        -        (12)       -            (123)          -             -          -        (123)
 Dividends on preferred stock       1       -         -         -              72         (387)           -          -        (315)
 Capital contribution              -        -         -         -             600           -             -          -         600
 Net loss                          -        -         -         -              -        (4,837)           -          -      (4,837)
                               ------    -----   -------     -----        -------     --------       -------     ------    -------

Balances at December 31, 1996     690    $  70     6,471     $  65        $51,232     $(12,642)      $(2,573)    $   -     $36,152
                               ======    =====   =======     =====        =======     ========       =======     ======    =======

       The accompanying notes are an integral part of these statements.

                             GREENBRIAR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                            Year ended December 31,

                                                          1996         1995          1994
                                                        --------     --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings (loss)                                    $(4,837)     $ 5,272       $ 1,542
 Adjustments to reconcile net earnings (loss) to net
   cash used in operating activities
     Discontinued operations                               (758)         (80)       (1,419)
     Depreciation and amortization                        2,001          483           233
     (Gain) loss on sales of assets                          19       (7,043)       (4,633)
     Recognition of deferred gain                            -            -         (1,070)
     Stock dividends on investment securities              (133)        (175)           -
     Capital contributions as payment for services          600           -             -
     Deferred income taxes                               (1,979)          35           369
     Changes in operating assets and liabilities,
        net of effect of acquisition
       Accounts receivable                                  255        1,434           (92)
       Refundable income taxes                               -            -            945
       Other current and noncurrent assets                  905          154        (1,105)
       Accounts payable and other liabilities             2,893       (2,493)        1,217
                                                        -------      -------       -------

          NET CASH USED IN OPERATING ACTIVITIES
            OF CONTINUING OPERATIONS                     (1,034)      (2,413)       (4,013)
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES OF DISCONTINUED OPERATIONS                     (85)         387           627
                                                        -------      -------       -------

          NET CASH USED IN OPERATING ACTIVITIES          (1,119)      (2,026)       (3,386)

                             GREENBRIAR CORPORATION

                             (Amounts in thousands)

                            Year ended December 31,

                                                       1996         1995         1994
                                                     ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales of assets                       $            $ 21,885     $ 32,196
 Collections of notes receivable                          123           -            -
 Proceeds from sales of discontinued operations            -            -         6,557
 Additions to real estate                                  -           (54)        (462)
 Purchase of property and equipment                   (16,534)      (9,178)      (5,298)
 Net cash effect of (sale) purchase of subsidiary          -            -          (273)
 Additions to notes receivable                            (23)        (668)          -
 Investing activities of discontinued operations           -          (348)        (344)
 Cash received in acquisition of business                 739           -            -
 Other                                                     -           (70)         (73)
                                                     --------     --------     --------

          NET CASH PROVIDED BY (USED IN)
            INVESTING ACTIVITIES                      (15,695)      11,567       32,303

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from borrowings                              15,461       18,455       16,008
 Payments on debt
   Affiliates                                                           -        (1,625)
   Other                                               (1,426)     (23,910)     (35,713)
 Dividends on preferred stock                            (315)        (152)        (193)
 Purchase of common and preferred stock                  (123)      (3,094)          -
 Deposits on financing obligations                     (1,622)      (1,000)          -
 Deferred financing and acquisition costs                  -          (782)         (32)
                                                     --------     --------     --------

         NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                        11,975      (10,483)     (21,555)
                                                     --------     --------     --------

         NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                         (4,839)        (942)       7,362

Cash and cash equivalents at beginning of year          7,623        8,565        1,203
                                                     --------     --------     --------

Cash and cash equivalents at end of year             $  2,784     $  7,623     $  8,565
                                                     ========     ========     ========

See Note D for supplemental disclosure of cash flows and noncash investing and financing transactions.

        The accompanying notes are an integral part of these statements.

                             GREENBRIAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

 Nature of Operations
 --------------------

 Greenbriar Corporation's business consists of development and operation of assisted living facilities located throughout the United States, which provide housing, hospitality and personal and healthcare services to elderly individuals. At December 31, 1996, the Company had 31 facilities in operation, in 10 states with a total capacity for 2,509 residents. Prior to 1996, Greenbriar Corporation's business consisted of various segments not related to the assisted living business (see Note C).

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

 Assisted Living Facility Revenue
 --------------------------------

 Assisted living facility revenue is reported at the estimated net realizable value based upon expected amounts to be recovered from residents, third party payors, and others for services rendered. Services provided by certain of the Company's facilities are reimbursed under a state assistance plan.

 Depreciation
 ------------

 Depreciation is provided for in amounts sufficient to relate the cost of property and equipment to operations over their estimated service lives, ranging from 3 to 40 years. Depreciation is computed by the straight-line method.

 Profit Recognition on Sales of Real Estate
 ------------------------------------------

 Gains on sales of real estate are recognized when the requirements of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," are met. Until the requirements for full profit recognition have been met, a transaction is accounted for using either the deposit, cost recovery, installment sale, or financing method, whichever is appropriate under the circumstances.

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

                             GREENBRIAR CORPORATION

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - CONTINUED

 Cash Equivalents
 ----------------

 The Company considers all short-term deposits and money market investments with a maturity of less than three months to be cash equivalents.

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

 Stock Options
 -------------

 The Company measures stock-based compensation cost as the excess of the quoted market price of the Company's common stock over the amount the employee must pay for the stock. The Company's policy is to generally grant stock options at fair market value at the date of grant.

 Goodwill and Other Intangibles
 ------------------------------

 Goodwill is being amortized on the straight-line method over a period of fifteen years. Other intangibles include deferred financing costs, which are being amortized over the terms of the related borrowings under a method which approximates the interest method.

 Reclassifications
 -----------------

 Certain reclassifications have been made to the financial statements for 1994 and 1995 to classify revenues and expenses in a manner consistent with the Company's assisted living operations as presented in the financial statements as of and for the year ended December 31, 1996.

                             GREENBRIAR CORPORATION

NOTE B - ACQUISITIONS

 Wedgwood Retirement Inns, Inc. and Affiliates
 ---------------------------------------------

 In March 1996, the Company acquired substantially all of the assets and liabilities of a number of companies under common control and managed by Wedgwood Retirement Inns, Inc. (Wedgwood). The business of these companies consists of the operation of 16 assisted living, congregate and Alzheimer's facilities. To structure the Wedgwood acquisition as a tax-free exchange, the Company also acquired a shopping center in North Carolina from James R. Gilley and members of his family (the Gilley Group). Due to the fact that the Gilley Group is a majority stockholder of Greenbriar and owner of the shopping center, the property was recorded at the Gilley Group's historical cost basis of approximately $2,300,000. Consideration given was 675,000 shares of Series D preferred stock. Wedgwood's assets were valued at approximately $58,000,000 ($54,000,000 of property and equipment) and liabilities assumed were approximately $44,000,000. In exchange, Greenbriar issued 1,949,950 shares of Series E preferred stock, valued at approximately $14,000,000, to the Wedgwood shareholders. In 1996, the stockholders of the Company granted conversion rights to the series E preferred stock and it was converted into approximately 1,600,000 shares of the Company's common stock. The operations of Wedgwood have been reflected in the consolidated financial statements of the Company since April 1, 1996.

 The following table presents pro forma unaudited consolidated results of operations for the years ended December 31, 1996 and 1995, assuming that the acquisition had taken place on January 1, 1995. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition been made on January 1, 1995, or of future results of operations of the combines companies (in thousands):

                                                              Year ended
                                                             December 31,
                                                           ---------------
                                                            1996    1995
                                                           ------   ------

   Revenue                                                 34,047   22,904
   Earnings (loss) from continuing operations              (5,885)   4,662
   Net earnings (loss)                                     (5,127)   4,742
   Preferred stock dividend requirement                      (445)    (545)
   Earnings (loss) from continuing operations allocable
     to common stockholders                                (6,330)   4,117
   Net earnings (loss) allocable to common stockholders    (5,572)   4,197
   Earnings (loss) per share
     Continuing operations                                  (1.20)     .61
     Net earnings (loss)                                    (1.06)     .62


                             GREENBRIAR CORPORATION

NOTE B - ACQUISITIONS - CONTINUED
---------------------------------

 American Care Communities, Inc.
 -------------------------------

 On December 31, 1996, the Company issued 1,300,000 shares of its common stock in exchange for all of the outstanding common stock of American Care Communities, Inc. (American Care). American Care, based in Cary, North Carolina currently owns or leases 15 assisted living facilities with approximately 1,350 units, located primarily in North Carolina. The merger has been accounted for as a pooling of interests and accordingly, the Company's consolidated financial statements have been restated to include the operations of American Care for all periods prior to the merger.

 In connection with the merger, a shareholder of American Care settled certain of American Care's obligations in exchange for approximately 45,000 shares of the Company's common stock received in the merger. For accounting purposes, this transaction, valued at $600,000, has been reflected as a contribution of capital with a corresponding charge to operations. Additionally, the Company incurred expenses related to the merger of $983,000, expenses related to attempted capital market activities of $774,000 and accrued severance costs related to the closure of the administrative offices of American Care and Wedgewood of $1,079,000. These amounts have been included in the statement of operations as merger and transition expense.

 Separate results of operations for the periods prior to the merger with American Care are as follows (in thousands):

                                                   Year ended December 31,
                                                 --------------------------
                                                  1996      1995     1994
                                                 -------   ------   -------
   Revenue
     Greenbriar                                  $13,523   $  557   $ 7,939
     American Care                                16,262    7,407     3,901
                                                 -------   ------   -------

     Combined                                    $29,785   $7,964   $11,840
                                                 =======   ======   =======

   Earnings (loss) from continuing operations
     Greenbriar                                  $(3,483)  $5,717   $   369
     American Care                                (2,112)    (525)     (246)
                                                 -------   ------   -------

     Combined                                    $(5,595)  $5,192   $   123
                                                 =======   ======   =======

   Net earnings (loss)
     Greenbriar                                  $(2,725)  $5,797   $ 1,788
     American Care                                (2,112)    (525)     (246)
                                                 -------   ------   -------

     Combined                                    $(4,837)  $5,272   $ 1,542
                                                 =======   ======   =======


                             GREENBRIAR CORPORATION

NOTE C - DISCONTINUED OPERATIONS

 In 1994, management concluded that operation of skilled medical care facilities, consisting of nursing homes and eating disorder clinics, was not in the best interest of the Company. In September 1994, the Company sold its investment in Remuda Ranch Center for Anorexia and Bulimia, Inc. for shares of the buyer's preferred stock, which is not marketable, valued at $1,678,000. The sale resulted in a gain of $804,000. The preferred stock bears a cumulative dividend of 8% and is convertible into shares of common stock equal to approximately 5% of the outstanding shares at December 31, 1996. Valuation was based on discounted future cash flows. In December 1994, the Company's subsidiary, Altman Nursing, Inc., sold its two skilled nursing facilities for an aggregate price of $6,400,000, which resulted in a gain of $981,000. The aggregate gain of $1,785,000 for both transactions, net of applicable income taxes of $607,000, was recorded in 1994.

 In 1995, management decided to sell the mobility products segment. The segment was sold in February 1996 for 8% preferred stock, which is not marketable, and notes valued at approximately $4,300,000, based upon fair value as determined by the Board of Directors. A gain of approximately $788,000, less applicable income taxes of $268,000, was recorded in 1996.

 In 1996, the Company entered into negotiations to sell its remaining real estate assets and anticipates completing the sales in 1997. Accordingly, the Company's real estate operations have been reflected as discontinued operations. Management expects that the proceeds from the sales will be at least equal to the $5,379,000 carrying value of the real estate assets.


 The operations of the skilled medical care segment, mobility products segment and real estate segment have been presented in the accompanying financial statements as discontinued operations.

 Summarized operating results of these segments are as follows (in thousands):

                                 1996    1995    1994
                                 -----  ------  -------

 Revenues                        $864   $2,815  $17,650
                                 ====   ======  =======

 Earnings before income taxes    $361   $   28  $   362

 Income tax expense               123        9      121
                                 ----   ------  -------

      Net earnings               $238   $   19  $   241
                                 ====   ======  =======


                             GREENBRIAR CORPORATION

NOTE D - CASH FLOW INFORMATION

 Supplemental information on cash flows and noncash investing and financing transactions is as follows (in thousands):

                                                                       Year ended December 31,
                                                                     ---------------------------
                                                                       1996      1995     1994
                                                                     --------   ------  --------

  Supplemental cash flow information
    Interest paid                                                    $  4,460   $1,579  $ 4,221
    Income taxes paid                                                      95       46       27

  Supplemental data on noncash investing and financing activities
    Stock dividend paid on preferred shares                                72       73       93
    Sale of stock in exchange for notes receivable from
      employees and officers                                               -        78      186

    Conversion of subordinated debt to common stock                        -       200       -
    Goodwill associated with acquisition of assets                         -       493      452

  Sale of subsidiary
    Securities received                                              $ (4,300)          $(1,678)
    Assets sold                                                         3,780             4,462
    Liabilities transferred                                                -             (3,861)
    Gain on sale                                                          520               804
                                                                     --------           -------

       Net cash effect of sale of subsidiary                         $     -            $  (273)
                                                                     ========           =======

 Business acquired
  Fair value of assets acquired                                      $ 59,890
  Cash received                                                           739
  Stock issued                                                        (16,202)
                                                                     --------

      Liabilities assumed                                            $ 44,427
                                                                     ========

                             GREENBRIAR CORPORATION

NOTE E - DEBT

 Long-term debt is comprised of the following (in thousands):

                                                                                      December 31,
                                                                                    ----------------
                                                                                     1996     1995
                                                                                    -------  -------
Notes payable to financial institutions maturing in 2015; fixed and variable interest rates ranging from 4.8% to 11.75% ; collateralized
 by, property, fixtures, equipment and the assignment of rents                      $13,319  $    -

Notes payable to individuals and companies maturing in 2022; variable and fixed interest rates ranging from 7% to 12% collateralized by real
 property, personal property, fixtures, equipment and the assignment of rents        12,391       -

Note payable to the Redevelopment Agency of the City of Corona,
 California, payable into a sinking fund semi-annually in increasing amounts from $65 to $420 through May 1, 2015; variable interest rate of 5.6% at December 31, 1996; collateralized  by
 personal property, land, fixtures and rents                                          7,660       -

Notes payable to related parties maturing in 2001; interest rates ranging
 from 9.25% to 12%.                                                                   1,196       -

Notes payable to a bank maturing in 2007; interest at prime
 (8.25% to December 31, 1996) plus 2.0% collateralized by
 property and equipment                                                               1,658       -

Notes payable to financial institution maturing in 1997 through
 2000; bearing interest at prime plus .50% to 1.25%;
 collateralized by property and equipment                                             8,043    3,254

Mortgage note payable to a financial institution bearing interest at 11.35%;
  collateralized by property and equipment                                           11,500   11,500

Other                                                                                   538    2,557
                                                                                    -------  -------
                                                                                     56,305   17,311
 Less:  current maturities                                                            1,588      826
                                                                                    -------  -------

                                                                                    $54,717  $16,485
                                                                                    =======  =======

                             GREENBRIAR CORPORATION

NOTE E - DEBT - CONTINUED

 Aggregate annual principal maturities of long-term debt at December 31, 1996 are as follows: (in thousands)

     1997                                                         $ 1,588
     1998                                                           7,568
     1999                                                           2,750
     2000                                                           4,529
     2001                                                           4,990
     Thereafter                                                    34,880
                                                                  -------
                                                                  $56,305
                                                                  =======



 Certain of the loan agreements contain various restrictive covenants, which require, among other things, the maintenance of certain financial ratios, as defined.


NOTE F - FINANCING OBLIGATIONS

 The Company operates two properties that are financed through sale-leaseback obligations. At the end of the tenth year of fifteen-year leases, the Company has options to repurchase the facilities for the greater of the sales prices or their fair market values. Accordingly, these transactions have been recorded as financings, and the Company has recorded the proceeds from the sales as financing obligations, classified the lease payments as interest expense and continued to carry the facilities and record depreciation. Payments under the lease agreements are $1,167,000 for each of the years 1997 through 2001.

 At December 31, 1996, the Company had a financing arrangement with a real estate investment trust (the REIT). Under this arrangement, the REIT would provide up to $60,000,000 over the next three years to be used to construct assisted living facilities, which, upon completion, would be sold to the REIT and leased back by the Company. The leases would have terms ranging from 11 to 14 years, with two 5 year renewal options and rates based upon the yield of United States Treasury notes plus 3.75%, adjusted annually for inflation. A commitment fee of 1% is required at the date each of the aforementioned leases is executed. At December 31, 1996, there were no amounts outstanding under this arrangement.

                             GREENBRIAR CORPORATION

NOTE G - OPERATING LEASES

 The Company leases certain retirement centers under operating leases which expire through the year 2011 and has various equipment operating leases. The leases provide that the Company pay for property taxes, insurance, and maintenance.

 Future minimum payments following December 31, 1996 are as follows: (in thousands)

     1997                                                      $ 5,327
     1998                                                        5,458
     1999                                                        5,189
     2000                                                        4,461
     2001                                                        3,651
                                                               -------
     Thereafter
                                                               $24,086
                                                               =======

 Lease expense in 1996, 1995 and 1994 was $5,153,000, $2,082,000, and $212,000
 respectively. Certain leases contain rent escalation clauses which are based upon future events or changes in indices.


NOTE H - INCOME TAXES

 At December 31, 1996, the Company had net operating loss carryforwards of approximately $16,000,000 which expire between 1999 and 2011. However, approximately $5,100,000 of these net operating loss carryforwards have limitations that restrict utilization to approximately $600,000 for any one year. Also, carryforwards of $1,800,000, which expire between 2006 and 2008, may only be used to offset future taxable income of the subsidiaries in which the losses were generated.

 The following is a summary of the components of income tax expense (benefit) from continuing operations (in thousands):

                                Year ended December 31,
                               ------------------------
                                 1996      1995    1994
                                -------   ------  ------

     Current                    $    23   $ 151   $ 160
     Deferred                    (2,423)    (57)   (361)
                                -------   -----   -----

                                $(2,400)  $  94   $(201)
                                =======   =====   =====

                             GREENBRIAR CORPORATION

NOTE H - INCOME TAXES - CONTINUED

 Deferred tax assets, liabilities and associated valuation allowances were comprised of the following (in thousands):

                                             December 31,
                                          ------------------
                                            1996      1995
                                          --------  --------
Deferred tax assets:
 Net operating loss carryforwards         $ 5,422   $ 2,783
 Real estate                                   40       141
 Charitable contribution carryforwards        207       606
 Tax credits                                  436       220
 Accrued expenses                             407       103
 Financing obligations                      1,802        -
 Other                                        609       221
                                          -------   -------
      Total deferred tax assets             8,923     4,074

Valuation allowance                          (418)   (1,624)

Deferred tax liabilities:
 Investment in securities                    (104)     (237)
 Property and equipment                    (7,476)      (45)
 Other                                        (57)      (18)
                                          -------   -------
      Total deferred tax liabilities       (7,637)     (300)
                                          -------   -------

      Net deferred tax asset              $   868   $ 2,150
                                          =======   =======

 Management expects the net deferred tax asset will be recovered within two to three years from the Company's earnings from operations or gains on sales of assets.

                             GREENBRIAR CORPORATION

NOTE H - INCOME TAXES - CONTINUED

 Following is a reconciliation of income tax expense from continuing operations with the amount of tax computed at the statutory rate (in thousands):

                                                                               Year ended December 31,
                                                                               ------------------------
                                                                                1996      1995     1994
                                                                              --------  --------  ------

     Tax expense (benefit) at the statutory rate                              $(2,718)  $ 1,797   $ (27)
     Amortization of intangibles                                                   -         30     113
     Change in deferred tax asset valuation allowance,
         exclusive of reductions for business sold in 1994
         and business purchased in 1996                                           418    (1,716)   (463)
     Correction of prior period estimates                                          -         -      138
     Other                                                                       (100)      (17)     38
                                                                              -------   -------   -----

     Tax expense                                                              $(2,400)  $    94   $(201)
                                                                              =======   =======   =====

  Reductions in the deferred tax valuation allowance result from assessments made by the Company each year of its expected future taxable income available to absorb its carryforwards.


NOTE I - STOCKHOLDERS' EQUITY

 Stock split
 -----------

 On November 17, 1995, the Board of Directors authorized a one-for-five reverse stock split effective December 1, 1995. All share and per share data have been retroactively restated to give effect to the reverse stock split.

 Preferred stock
 ---------------

 The Series B preferred stock has a liquidation value of $100 per share and is convertible into common stock over a ten-year period at prices escalating from $25.00 per share in 1993 to $55.55 per share by 2001. Cumulative dividends at a rate of 6% are payable in cash or preferred shares at the option of the Company.

 The Series C preferred stock has a liquidation value of $100 per share and is convertible into common stock at a price of $15.00 per share. Cumulative dividends are payable in cash at a rate of 6%.

 The Series D preferred stock has a liquidation value of $5 per share and is convertible into common stock at $10.00 per share. Cumulative dividends are payable in cash at a rate of 9.5%

                             GREENBRIAR CORPORATION

NOTE I - STOCKHOLDERS' EQUITY - CONTINUED

 Stock options
 -------------

 In 1993, the Company established a long-term incentive plan (the Plan) for the benefit of certain key employees. Under the Plan, up to 217,500 shares of the Company's common stock are reserved for issuance. Options granted to employees under the Plan become exercisable over a period as determined by the Company and may be exercised up to a maximum of 10 years from date of grant.

 In 1996, the Company granted to its Chief Executive Officer options, not covered by the Plan, for 400,000 shares of common stock which are exercisable immediately and expire in 2006 through 2008.

 Effective in 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". As permitted under SFAS 123, the Company will continue to measure stock-based compensation cost as the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock.

 SFAS 123 requires disclosure of pro forma net earnings (loss) and pro forma net income (loss) per share as if the fair value based method had been applied in measuring compensation cost for stock-based awards granted in 1996 and 1995. Management believes that 1996 and 1995 pro forma amounts are not representative of the effects of stock-based awards on future pro forma net income (loss) and pro forma net income (loss) per share because those pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before 1995.

 Reported and pro forma net income (loss) and net income (loss) per share amounts are set forth below: (in thousands, except per share data)

                                                               1996     1995
                                                             --------  ------
                                                              (in thousands)
     Net earnings (loss) allocable to common stockholders
       (amounts in thousands)
       As reported                                           $(4,837)  $5,272
       Pro forma                                             $(8,153)  $5,173

     Net earnings (loss) per share
       As reported                                           $  (.99)  $ 1.03
       Pro forma                                             $ (1.55)  $ 1.02

 The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 35 percent for 1996 and 66 percent for 1995; risk-free interest rates of 7.0 percent for 1996 and 6.5 percent for 1995; no dividend yield; and expected lives of 10 years.

                             GREENBRIAR CORPORATION

NOTE I - STOCKHOLDERS' EQUITY - CONTINUED

 Additional information with respect to options outstanding at December 31, 1996, and changes for the three years then ended was as follows:

                                                                1996
                                                        -------------------
                                                                   Weighted
                                                                   average
                                                                   exercise
                                                         Shares     price
                                                        ---------  --------

     Outstanding at beginning of year                    155,500     $12.83
     Granted                                             432,000      11.98
                                                        --------     ------

     Outstanding at end of year                          587,500     $12.20
                                                        ========     ======

     Options exercisable at December 31, 1996            577,500     $12.21
                                                        ========     ======

     Weighted average fair value per share of
      options granted during 1996                                    $ 7.72
                                                                     ======

                                                               1995
                                                        -------------------
                                                                   Weighted
                                                                    average
                                                                   exercise
                                                          Shares      price
                                                        --------     ------
     Outstanding at beginning of year                    155,500     $13.63
     Granted                                              10,000      12.50
     Expired                                             (10,000)     25.00
                                                        --------

     Outstanding at end of year                          155,500     $12.83
                                                        ========     ======

     Options exercisable at December 31, 1995            141,500     $12.96
                                                        ========     ======

                                                                1994
                                                        -------------------
                                                                   Weighted
                                                                    average
                                                                   exercise
                                                          Shares      price
                                                        --------     ------

     Outstanding at beginning of year                    327,500     $13.04
     Cancelled                                           (30,000)     12.50
     Reacquired                                         (142,000)     12.50
                                                        --------

     Outstanding at end of year                          155,500     $13.63
                                                        ========     ======

     Options exercisable at December 31, 1994            141,500     $13.86
                                                        ========     ======

    Information about stock options outstanding at December 31, 1996 is summarized as follows:

                             GREENBRIAR CORPORATION

NOTE I - STOCKHOLDERS' EQUITY - CONTINUED

                                     Options outstanding
                                -----------------------------
                                             Weighted average
                                  Number        remaining      Weighted average
    Range of exercise prices    outstanding  contractual life   exercise price
    ------------------------    -----------  ----------------  ----------------

    $11.25 to $15.75                587,500             10.57            $12.20

                                                       Options exercisable
                                                  -----------------------------
                                                     Number    Weighted average
    Range of exercise prices                      exercisable   exercise price
    ------------------------                      -----------  ----------------

    $11.25 to $15.75                                  577,500            $12.21

 In 1994, the Company purchased options covering 142,000 shares of common stock from a former employee director for $178,000.


NOTE J - EARNINGS PER SHARE

 Earning (loss) per share are determined by dividing net earnings or net loss, after deduction of preferred stock dividends, by the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive stock options are included in weighted average shares outstanding. Fully diluted earnings per share, giving effect to assumed conversion of convertible preferred stock and notes, are not presented because the effect of these securities is insignificant in 1995 and 1994 and anti-dilutive in 1996.


NOTE K - SALES OF ASSETS

 Gains on the sale of assets in 1995 and 1994 (sales in 1996 were not material) result from the following transactions (in thousands):

            1995
            ----
                                                                                 Gain
                                                                                ------

    Sale of Fountainview retirement center for cash of approximately $18,000    $5,149
    Sale of economic interest in legal claim for cash of $1,085                    654
    Sale of rights to the interest on escrow funds for cash of $1,140            1,140
    Other                                                                            7
                                                                                ------

                                                                                $6,950
                                                                                ======
            1994
            ----

    Sale of Rivermont retirement center for cash of approximately $6,900        $1,720
    Recognition of deferred gain on long-term care facilities sold in 1991
     for approximately $15,400 in notes                                          1,070
    Other                                                                           13
                                                                                ------
                                                                                $2,803
                                                                                ======

                             GREENBRIAR CORPORATION

NOTE K - SALES OF ASSETS - CONTINUED

 The sale of the economic interest in a legal claim resulted from a claim the Company held against Wespac Investors Trust III ("Wespac") based upon an award of legal fees following a protracted lawsuit. Wespac subsequently filed for protection under Chapter 11 of the Bankruptcy Code. The Company then sold its claim for $1,085,000. The buyer required the acquisition of the interest of an unrelated 49% Wespac shareholder as a condition precedent to the purchase of the claim. To facilitate the transaction, the Company acquired the 49% equity interest from the shareholder and immediately conveyed the interest to such buyer. The Company recorded a gain on the sale of its claim of $654,000, the excess of the proceeds of $1,085,000 over the Company's cost of the claim of $431,000.

 At December 31, 1996 and 1995, the balance sheet reflects a deferred gain of $3,083,000. This gain resulted from the sale in 1991 of four nursing homes in exchange for notes receivable of $15,400,000. The original gain of $7,259,000 was deferred and is being accounted for by the installment method. Sales in previous years by the Company of some of the notes resulted in a reduction of the deferred gain to $3,083,000.


NOTE L - RELATED PARTY TRANSACTIONS

 1994
 ----

 The Company sold to W. Michael Gilley, Executive Vice-President/Director of the Company, 30,000 shares of common stock for a non interest bearing note of $187,500; principal is due in December 1999. Additional loans to executives and directors of $55,000 were made in 1994. Also, a former executive of the Company was paid commissions of $145,000 relating to the sale of property.

 Sylvia Gilley, wife of the Company's Chief Executive Officer, James R. Gilley, made a loan of $1,000,000 to the Company. The loan was repaid during 1994.

 1995
 ----

 The Company purchased land from Sylvia Gilley for $221,000.

 1996
 ----

 See Note B with respect to related party transactions for 1996.

                             GREENBRIAR CORPORATION

NOTE M - CONTINGENCIES

 Southern Care Corp. Litigation
 ------------------------------

 The Company and a subsidiary, CareAmerica, Inc. (CareAmerica) are defendants in lawsuits brought by a corporation that purchased nursing homes from the Company in 1991. The plaintiff alleges mismanagement of the homes during the period that CareAmerica provided management services and, seeks damages in excess of $1,500,000, cancellation of $6,700,000 of mortgage notes payable to the Company and secured by the nursing homes, and recovery of interest payments made on the mortgage notes. The Company has filed a counterclaim for breach of the management contract and to confirm the indebtedness. The plaintiff terminated the contract and claimed that the mortgage notes had previously been discharged. The Company believes that the plaintiff's actions, including payments against the indebtedness, are inconsistent with the plaintiff's claims that the notes have been discharged. The Company intends to vigorously contest those lawsuits and pursue its counterclaims.

 In October 1996, the trial court granted plaintiff's motion for summary judgment on the issue of whether the indebtedness was discharged. A notice of appeal has been filed by the Company on that ruling and an appeal will be filed. The Company does not believe that the court's ruling is correct, and believes that it will prevail on its appeal, although there can be no assurance.

 IRS Audit
 ---------

 The Company's 1993 federal income tax return has been audited by the Internal Revenue Service (IRS). The IRS has assessed an additional tax liability of $321,000. Management of the Company believes that they are not liable for additional taxes and plan to contest the IRS assessment.

 Other Litigation
 ----------------

 The Company is also defendant in several other lawsuits arising in the ordinary course of business. Management of the Company is of the opinion that these lawsuits will not have a material effect on the consolidated results of operations or financial position of the Company.


NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

 The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values at December 31, 1996:

 Cash and cash equivalents - The carrying amount approximates fair value because of the short maturity of these instruments.

 Investment in securities - The investment in securities consists of convertible preferred stock of private companies. Fair value, based on estimated future discounted cash flows, approximates carrying value.

 Mortgage notes receivable - The mortgage notes receivable consist primarily of $6,700,000 of notes with a stated interest rate of 14% due in 2021 from
 Southern Care Corp., the plaintiff in the lawsuit discussed in Note M.   The
 obligor has brought suit to cancel the notes, and as a result, future cash flows are not predictable. Management believes the value of the underlying collateral is adequate to recover the carrying value of the note.

                             GREENBRIAR CORPORATION

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

 Long-term debt - The fair value of the Company's long-term debt is estimated based on market rates for the same or similar issues. At December 31, 1995, the carrying amount of long-term debt approximates its fair value.

 Accounts receivable and payable - The carrying amount approximates fair value because of their short maturity.

 The estimated fair value of the Company's financial instruments are as follows:
 (in thousands)

                                                                December 31,
                                                -----------------------------------------
                                                      1996                    1995
                                                ------------------         -----------------
                                                Carrying      Fair         Carrying     Fair
                                                 Amount      Value          Amount     Value
                                                --------     -----         --------    -----
Financial Assets:
   Cash and cash equivalents                    $ 2,784     $2,784         $ 7,623    $7,623
   Accounts receivable - trade                      561        561             259       259
   Investment in securities                       4,086      4,086           1,853     1,853
   Mortgage notes receivable                      8,768      8,768           7,368     7,368

Financial Liabilities:
   Accounts payable - trade                      (1,588)    (1,588)           (826)     (826)
   Notes payable - stockholder                     (930)      (930)           (358)     (358)
   Long-term debt collateralized by
      properties under contract of sale            (901)      (901)              -         -
   Long-term debt                               (56,305)   (56,305)        (17,311)  (17,311)

NOTE O - NOTES RECEIVABLE

 Stock Purchase Notes
 --------------------

                                                                           December 31,
                                                                        -----------------
                                                                         1996       1995
                                                                        ------     ------
                                                                          (In thousands)
 Related party
    Note from James R. Gilley, chief executive officer, principal
        and interest at 5-1/2%, due November 2003                      $2,250      $2,250

    Note from W. Michael Gilley, executive vice-president/director,
        noninterest-bearing and due in December 1999 (Note L)             188         188

 Other                                                                    135         135
                                                                       ------      ------
                                                                       $2,573      $2,573
                                                                       ======      ======

 All stock purchase notes are collateralized by common stock of the Company and are presented in the balance sheet as a deduction from stockholders' equity.

 Mortgage Notes
 --------------

                                                                          December 31,
                                                                       -----------------
                                                                        1996       1995
                                                                       ------     ------
                                                                         (In thousands)
 Notes receivable from a corporation, collateralized by a third lien on real property, interest at 14% due annually, principal
   due in 2021                                                         $6,700      $6,700

 Note receivable from a corporation, collateralized by its
   common stock, interest at prime plus 1% (effective rate of
   9.25% at December 31, 1996) due quarterly, principal due in annual installments equal to the lesser of 25% of its net
   earnings or $400,000 through maturity in 2000.                       2,000          -

 Other                                                                     68         668
                                                                       ------      ------
                                                                       $8,768      $7,368
                                                                       ======      ======

                             GREENBRIAR CORPORATION

NOTE O - NOTES RECEIVABLE - CONTINUED

 In connection with certain litigation in which the Company is defendant (see Note M), the maker of the $6,700,000 note stopped making the interest payments required under the note. As a result, the Company ceased recording the accrual of interest income. Had the Company been accruing interest on this note, the amount recognized would have been approximately $900,000 in 1996 and 1995. No interest income was recognized on this note in 1996 or 1995.

 Based on the value of the underlying collateral at December 31, 1996, no impairment reserve is required for this note.


NOTE P - FOURTH QUARTER ADJUSTMENTS

 During the fourth quarter of 1996, the Company wrote off certain offering costs of approximately $670,000 and notes receivable of approximately $400,000. Additionally, the Company made other adjustments reducing earnings by approximately, $200,000.

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

 The adjustments to the deferred tax valuation allowance resulted from assessments made by the Company of its expected future taxable income available to absorb its net operating loss carryfowards.