Form 10KSB40/A
period 1996-12-31
GREENBRIAR CORP
filed 1997-05-06
CIK 105744

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10-KSB/A

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

The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the closing sales price on April 30, 1997, was approximately $42,531,000.

At April 30, 1997, the issuer had outstanding approximately 6,550,000 shares of par value $.01 Common Stock.

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
                        High            Low             High            Low

     First Quarter    $ 16 3/4       $  9 7/16       $  8 3/4        $  5
     Second Quarter     17 5/8         14              10 5/16          5 5/16
     Third Quarter      17 3/8         15 5/8          13 7/16          9 1/16
     Fourth Quarter     16             12 3/8          13 7/16          7 3/16

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

The closing price on the Company's common stock on April 10, 1996 was $18.50 per share. As of April 21, 1996, there were 3,812 holders of record of the Company's common stock.

On December 30, 1996, the Company closed the American Care acquisition and issued 1,300,000 shares of its common stock in xchange for all of the outstanding common stock of American Care (see Item 1). The Company relied upon the exemption from registration provided at Section 4(2) of the Securities Act of 1933, as amended.

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


ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K:
--------  ---------------------------------

     (a) The following exhibits required to be filed by Item 601 of Regulation S-B are filed as part of this Annual Report on Form 10-KSB:

Exhibit
Number          Description of Exhibits
-------         -----------------------

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

  4.9.1 Amendment to Agreement and Plan of Merger dated November 21, 1996, among Registrant and American Care Communities, Inc., Floyd B. Rhoades and Gary L. Smith (filed with Registrant's Form 8-K dated December 31,

  4.9.2         and incorporated herein by reference).

  4.9.3         Amendment to Agreement and Plan of Merger dated December 30,
                1996.

  4.9.4 Registration Rights Agreement dated December 30, 1996 between Registrant and Floyd B. Rhoades.

  4.9.5         Employment Agreement dated December 30, 1996 with Floyd B.
                Rhoades.

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

  *10.36 Stock Option Agreement dated December 31, 1996 between Registrant and James R. Gilley covering 200,000 shares of Common Stock.

  *10.37        Employment Agreements dated December 31, 1996

  *10.38 Stock Purchase Warrant dated December 31, 1996 between registrant and The April Trust

  *22.1         Subsidiaries of Registrant.

  **23.1        Consent of Grant Thornton.

  **27.1        Financial Data Schedule required by Item 601 of Regulation S-B.


*    Filed with original version of Form 10-KSB
**   Filed herewith.

        (b)     Reports on Form 8-K  -  none

SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act"), the Company has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GREENBRIAR CORPORATION



April 30, 1997                          By:   /s/ Gene S. Bertcher
                                            ------------------------------------
                                                Gene S. Bertcher
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                GREENBRIAR CORPORATION


April 10, 1997                  By: /s/ James R. Gilley
                                    --------------------------------------------
                                    James R. Gilley, Chairman

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 10, 1997          /s/ James R. Gilley
                        --------------------------------------------------------
                        James R. Gilley, Chairman of the Board and Director


                        /s/ Floyd B. Rhoades
                        --------------------------------------------------------
April 10, 1997          Floyd B. Rhoades, President, Chief Executive Officer and
                        Director


                        /s/ Richards D. Barger
                        --------------------------------------------------------
April 10, 1997          Richards D. Barger, Director


                        /s/ Don C. Benton
                        --------------------------------------------------------
April 10, 1997          Don C. Benton, Director


                        /s/ Paul G. Chrysson
                        --------------------------------------------------------
April 10, 1997          Paul G. Chrysson, Director


                        /s/ Matthew G. Gallins
                        --------------------------------------------------------
April 10, 1997          Matthew G. Gallins, Director


                        /s/ Steven R. Hague
                        --------------------------------------------------------
April 10, 1997          Steven R. Hague, Director


                        /s/ Michael E. McMurray
                        --------------------------------------------------------
April 10, 1997          Michael E. McMurray, Director


                        /s/ Victor L. Lund
                        --------------------------------------------------------
April 10, 1997          Victor L. Lund, Director

              Report of Independent Certified Public Accountants



Board of Directors and Stockholders
Greenbriar Corporation


We have audited the accompanying consolidated balance sheets of Greenbriar Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenbriar Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ GRANT THORNTON LLP

Dallas, Texas
April 25, 1997

                            Greenbriar Corporation

                          CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except per share data)

                                 December 31,

             ASSETS                                  1996     1995
             ------                                  ----     ----
CURRENT ASSETS
 Cash and cash equivalents                         $ 2,784  $ 7,623
 Accounts receivable - trade                           561      259
 Deferred income tax benefit                             -    2,150
 Real estate operations held for sale,
  at lower of cost or market                         5,379        -
 Other current assets                                  665    1,899
                                                  --------  -------

   Total current assets                              9,389   11,931

REAL ESTATE OPERATIONS HELD FOR SALE,
 AT LOWER OF COST OR MARKET                              -    3,190

NET ASSETS OF MOBILITY GROUP                             -    3,371

DEFERRED INCOME TAX BENEFIT                            868        -

INVESTMENT IN SECURITIES, AT COST                    4,086    1,853

MORTGAGE NOTES RECEIVABLE                            8,768    7,368

PROPERTY AND EQUIPMENT, AT COST
 Land and improvements                              10,566    2,394
 Buildings and improvements                         69,369   10,773
 Equipment and furnishings                           4,317    1,491
 Construction in progress                            3,836    2,953
                                                  --------  -------
                                                    88,088   17,611
  Less accumulated depreciation                      2,635      834
                                                  --------  -------
                                                    85,453   16,777

 DEPOSITS                                            5,553    1,007

GOODWILL AND OTHER INTANGIBLES                       1,199    1,484

OTHER ASSETS                                         1,385      775
                                                  --------  -------

                                                  $116,701  $47,756
                                                  ========  =======

       The accompanying notes are an integral part of these statements.

                            Greenbriar Corporation

                 (Amounts in thousands, except per share data)

                                 December 31,


LIABILITIES AND STOCKHOLDERS' EQUITY                                                   1996       1995
                                                                                       ----       ----

CURRENT LIABILITIES
     Current maturities of long-term debt                                            $  1,588    $   826
     Notes payable - stockholder                                                          930          -
     Long-term debt collateralized by properties under
          contract of sale                                                                901          -
     Accounts payable - trade                                                           3,810      1,217
     Accrued expenses                                                                   3,482      1,032
     Other current liabilities                                                          1,223        130
                                                                                     --------    -------
                    Total current liabilities                                          11,934      3,205

LONG-TERM DEBT                                                                         54,717     16,485

NOTES PAYABLE - STOCKHOLDER                                                                 -        358

FINANCING OBLIGATIONS                                                                  10,815          -

DEFERRED GAIN                                                                           3,083      3,083

STOCKHOLDERS' EQUITY
     Series B cumulative convertible preferred stock, $.10 par value;
          liquidation value of $310 and $1,330, respectively; authorized,
          100 shares; issued and outstanding, 3 shares and 13 shares,
          respectively                                                                      1          1
     Series C cumulative convertible preferred stock, $.10 par value;
          liquidation value of $1,000 and $2,000 respectively; authorized,
          issued and outstanding, 10 and 20 shares, respectively                            1          2
     Series D cumulative convertible preferred stock, $.10 par value; liquidation
          value of $3,375; authorized, issued and outstanding, 675 shares in 1996          68          -
     Common stock, $.01 par value; authorized, 20,000 shares; issued and
          outstanding, 6,471 and 4,752 shares, respectively                                65         48
     Additional paid-in capital                                                        51,232     34,565
     Accumulated deficit                                                              (12,642)    (7,418)
                                                                                     --------    -------
                                                                                       38,725     27,198
     Less stock purchase notes receivable (including $2,438
          from related parties)                                                        (2,573)    (2,573)
                                                                                     --------    -------
                                                                                       36,152     24,625
                                                                                     --------    -------

                                                                                     $116,701    $47,756
                                                                                     ========    =======

       The accompanying notes are an integral part of these statements.

                            Greenbriar Corporation

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)

                            Year ended December 31,


                                                      1996      1995      1994
                                                      ----      ----      ----
Revenue
 Assisted living operations                         $29,673   $ 7,368   $11,647
 Other                                                  112       596       193
                                                    -------   -------   -------
                                                     29,785     7,964    11,840

Operating expenses
 Assisted living operations                          19,439     4,731     7,613
 Lease expense                                        3,712       406       212
 Community depreciation and amortization              2,001       483       233
 General and administrative                           6,731     3,948     4,118
 Merger and transition expense                        2,836         -         -
                                                    -------   -------   -------
                                                     34,719     9,568    12,176
                                                    -------   -------   -------
  Operating loss                                     (4,934)   (1,604)     (336)

Other income (expense)
 Interest and dividend income                           771     1,199       216
 Interest expense                                    (4,457)   (1,548)   (2,761)
 Gain (loss) on sales of assets                         (21)    6,950     2,803
 Other                                                  646       289         -
                                                    -------   -------   -------
                                                     (3,061)    6,890       258
                                                    -------   -------   -------

  Earnings (loss) from continuing
   operations before income taxes                    (7,995)    5,286       (78)

Income tax expense (benefit)                         (2,400)       94      (201)
                                                    -------   -------   -------

  Earnings (loss) from continuing operations         (5,595)    5,192       123

Discontinued operations
 Earnings from operations, net of income taxes          238        19       241
 Gain on disposal, net of income taxes                  520        61     1,178
                                                    -------   -------   -------

  NET EARNINGS (LOSS)                                (4,837)    5,272     1,542

Preferred stock dividend requirement                   (365)     (225)     (327)
                                                    -------   -------   -------

Earnings (loss) allocable to common stockholders    $(5,202)  $ 5,047   $ 1,215
                                                    =======   =======   =======

Earnings (loss) per share
 Continuing operations                               $(1.13)    $1.03     $(.04)
 Net earnings (loss)                                  $(.99)    $1.04      $.24

Weighted average number of common and
 equivalent shares outstanding                        5,259     4,839     4,979

       The accompanying notes are an integral part of these statements.

                            Greenbriar Corporation

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Amounts in thousands)

                                                                                                        Stock
                                        Preferred stock     Common stock     Additional                purchase
                                        ---------------   ----------------    paid in     Accumulated   notes     Treasury
                                        Shares   Amount   Shares     Amount   capital       deficit   receivable   stock    Total
                                        ------   ------   ------     ------  ----------   ----------- ----------  --------  -----

Balances at January 1, 1994 - as
 previously reported                     1,075    $ 107    18,395     $ 183   $36,132      $(13,616)  $(2,250)      $(7)   $20,549

     Merger with American Care
      Communities, Inc.                      -        -     6,500        65       556           (63)      (57)        -        501
                                        ------    -----   -------     -----   -------      --------   -------       ---    -------

Balances at January 1, 1994 - restated   1,075      107    24,895       248    36,688       (13,679)   (2,307)       (7)    21,050

     Issuance of shares                      -        -       147         2       179             -      (188)        7          -
     Dividends on preferred stock,
      including
          imputed dividends of $42          44        4         -         -       131          (328)        -         -       (193)
     Net earnings                            -        -         -         -         -         1,542         -         -      1,542
                                        ------    -----   -------     -----   -------      --------   -------       ---    -------
Balances at December 31, 1994            1,119      111    25,042       250    36,998       (12,465)   (2,495)        -     22,399

     Issuance of shares                      -        -       116         1        77             -       (78)        -          -
     Conversion of preferred stock          (1)       -        19         -         -             -         -         -          -
     Conversion of subordinated debt         -        -        67         1       199             -         -         -        200
     Purchase of common stock                -        -    (1,226)      (12)   (1,998)            -         -         -     (2,010)
     Purchase of preferred stock        (1,085)    (108)        -         -      (976)            -         -         -     (1,084)
     Dividends on preferred stock            1        -         -         -        73          (225)        -         -       (152)
     One-for-five reverse stock split        -        -   (19,266)     (192)      192             -         -         -          -
     Net earnings                            -        -         -         -         -         5,272         -         -      5,272
                                        ------    -----   -------     -----   -------      --------   -------       ---    -------
Balances at December 31, 1995               34        3     4,752        48    34,565        (7,418)   (2,573)        -     24,625

     Issuance of preferred stock         2,625      264         -         -    15,938             -         -         -     16,202
     Conversion of preferred stock      (1,970)    (197)    1,731        17       180             -         -         -          -
     Purchase of common stock                -        -       (12)        -      (123)            -         -         -       (123)
     Dividends on preferred stock            1        -         -         -        72          (387)        -         -       (315)
     Capital contribution                    -        -         -         -       600             -         -         -        600
     Net loss                                -        -         -         -         -        (4,837)        -         -     (4,837)
                                        ------    -----   -------     -----   -------      --------   -------       ---    -------

Balances at December 31, 1996              690    $  70     6,471     $  65   $51,232      $(12,642)  $(2,573)      $ -    $36,152
                                        ======    =====   =======     =====   =======      ========   =======       ===    =======

        The accompanying notes are an integral part of this statement.

                            Greenbriar Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                            Year ended December 31,


                                                                       1996       1995      1994
                                                                       ----       ----      ----

Cash flows from operating activities
 Net earnings (loss)                                                  $(4,837)  $ 5,272   $ 1,542
 Adjustments to reconcile net earnings (loss) to net
  cash used in operating activities
   Discontinued operations                                               (758)      (80)   (1,419)
   Depreciation and amortization                                        2,001       483       233
   (Gain) loss on sales of assets                                          19    (7,043)   (4,633)
   Recognition of deferred gain                                             -         -    (1,070)
   Stock dividends on investment securities                              (133)     (175)        -
   Capital contributions as payment for services                          600         -         -
   Deferred income taxes                                               (1,979)       35       369
   Changes in operating assets and liabilities, net of
    effect of acquisition
     Accounts receivable                                                  255     1,434       (92)
     Refundable income taxes                                                -         -       945
     Other current and noncurrent assets                                  905       154    (1,105)
     Accounts payable and other liabilities                             2,893    (2,493)    1,217
                                                                      -------   -------   -------
   Net cash used in operating activities of continuing operations      (1,034)   (2,413)   (4,013)

 Net cash provided by (used in) operating activities
  of discontinued operations                                              (85)      387       627
                                                                      -------   -------   -------

      Net cash used in operating activities                            (1,119)   (2,026)   (3,386)

       The accompanying notes are an integral part of these statements.

                            Greenbriar Corporation

                            (Amounts in thousands)

                            Year ended December 31,

                                                              1996       1995       1994
                                                              ----       ----       ----

Cash flows from investing activities
 Proceeds from sales of assets                              $      -   $ 21,885   $ 32,196
 Collections of notes receivable                                 123          -          -
 Proceeds from sales of discontinued operations                    -          -      6,557
 Additions to real estate                                          -        (54)      (462)
 Purchase of property and equipment                          (16,534)    (9,178)    (5,298)
 Net cash effect of sale of subsidiary                             -          -       (273)
 Additions to notes receivable                                   (23)      (668)         -
 Investing activities of discontinued operations                   -       (348)      (344)
 Net cash received in acquisition of business                    739          -          -
 Other                                                             -        (70)       (73)
                                                            --------   --------   --------

     Net cash provided by (used in) investing activities     (15,695)    11,567     32,303

Cash flows from financing activities
 Proceeds from borrowings                                     15,461     18,455     16,008
 Payments on debt
  Affiliates                                                       -          -     (1,625)
  Other                                                       (1,426)   (23,910)   (35,713)
 Dividends on preferred stock                                   (315)      (152)      (193)
 Purchase of common and preferred stock                         (123)    (3,094)         -
 Deposits on financing obligations                            (1,622)    (1,000)         -
 Deferred financing and acquisition costs                          -       (782)       (32)
                                                            --------   --------   --------

   Net cash provided by (used in)
    financing activities                                      11,975    (10,483)   (21,555)
                                                            --------   --------   --------

   NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                     (4,839)      (942)     7,362

Cash and cash equivalents at beginning of year                 7,623      8,565      1,203
                                                            --------   --------   --------

Cash and cash equivalents at end of year                    $  2,784   $  7,623   $  8,565
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

                            Greenbriar Corporation

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

Nature of Operations
--------------------

Greenbriar Corporation's business consists of development and operation of assisted living communities located throughout the United States, which provide housing, hospitality and personal and healthcare services to elderly individuals. At December 31, 1996, the Company had 31 communities in operation, and managed two for third parties, in a total of 10 states with a total capacity for 2,600 residents. Prior to 1996, Greenbriar Corporation's business consisted of various segments not related to the assisted living business (see Note C).

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

Assisted Living Community Revenue
---------------------------------

Assisted living community revenue is reported at the estimated net realizable value based upon expected amounts to be recovered from residents, third party payors, and others for services rendered. Services provided by certain of the Company's communities are reimbursed under a state assistance plan.

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

Stock Options
-------------

The Company measures stock-based compensation cost as the excess of the quoted market price of the Company's common stock over the amount the employee must pay for the stock. The Company's policy generally is to grant stock options at fair market value at the date of grant.

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

NOTE B - ACQUISITIONS

Wedgwood Retirement Inns, Inc. and Affiliates
---------------------------------------------

In March 1996, the Company acquired substantially all of the assets and liabilities of a number of companies under common control and managed by Wedgwood Retirement Inns, Inc. (Wedgwood). The business of these companies consists of the operation of 16 assisted living, congregate and Alzheimer's communities. To structure the Wedgwood acquisition as a tax-free exchange, the Company also acquired a shopping center in North Carolina from James R. Gilley and members of his family (the Gilley Group). Due to the fact that the Gilley Group is a majority stockholder of Greenbriar and owner of the shopping center, the property was recorded at the Gilley Group's historical cost basis of approximately $2,300,000. Consideration given was 675,000 shares of Series D preferred stock. Wedgwood's assets were valued at approximately $58,000,000 ($54,000,000 of property and equipment) and liabilities assumed were approximately $44,000,000. In exchange, Greenbriar issued 1,949,950 shares of Series E preferred stock, valued at approximately $14,000,000, to the Wedgwood shareholders. In 1996, the stockholders of the Company granted conversion rights to the series E preferred stock and it was converted into approximately 1,600,000 shares of the Company's common stock. The operations of Wedgwood have been reflected in the consolidated financial statements of the Company since April 1, 1996.

The following table presents pro forma unaudited consolidated results of operations for the years ended December 31, 1996 and 1995, assuming that the acquisition had taken place on January 1, 1995. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition been made on January 1, 1995, or of future results of operations of the combines companies (in thousands except per share data):

                                                                Year ended
                                                                December 31,
                                                             -----------------
                                                               1996      1995
                                                             -------   -------

     Revenue                                                 $34,047   $22,904
     Earnings (loss) from continuing operations               (5,885)    4,662
     Net earnings (loss)                                      (5,127)    4,742
     Preferred stock dividend requirement                       (445)     (545)
     Earnings (loss) from continuing operations allocable
          to common stockholders                              (6,330)    4,117
     Net earnings (loss) allocable to common stockholders    $(5,572)  $ 4,197
     Earnings (loss) per share
          Continuing operations                              $ (1.20)  $   .61
          Net earnings (loss)                                $ (1.06)  $   .62

American Care Communities, Inc.
------------------------------

On December 31, 1996, the Company issued 1,300,000 shares of its common stock in exchange for all of the outstanding common stock of American Care Communities, Inc. (American Care). American Care, based in Cary, North Carolina currently owns or leases 15 assisted living communities with approximately 1,350 units, located primarily in North Carolina. The merger has been accounted for as a pooling of interests and accordingly, the Company's consolidated financial statements have been restated to include the operations of American Care for all periods prior to the merger.

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

In 1995, management decided to sell the mobility products segment. The segment was sold in February 1996 for 8% preferred stock, which is not marketable, and notes valued at approximately $4,300,000, based upon fair value as determined by the Board of Directors. A gain of approximately $788,000, less applicable income taxes, of $268,000 was recorded in 1996.

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

Summarized operating results of these segments are as follows (in thousands):

                                         1996    1995    1994
                                        -----  ------  ------

        Revenues                        $ 864  $2,815  $17,650
                                        =====  ======  =======

        Earnings before income taxes      361      28      362

        Income tax expense                123       9      121
                                        -----  ------  -------

             Net earnings               $ 238  $   19  $   241
                                        =====  ======  =======

NOTE D - CASH FLOW INFORMATION

Supplemental information on cash flows and noncash investing and financing transactions is as follows (in thousands):

                                                                       Year ended December 31,
                                                                    ----------------------------
                                                                      1996       1995      1994
                                                                    --------   -------    ------

 Supplemental cash flow information
  Interest paid                                                     $  4,460   $ 1,579    $4,221
  Income taxes paid                                                       95        46        27

 Supplemental data on noncash investing and financing activities
  Stock dividend paid on preferred shares                           $     72   $    73    $   93
  Sale of stock in exchange for notes receivable from
   employees and officers                                                  -        78       186

  Conversion of subordinated debt to common stock                          -       200         -
  Goodwill associated with acquisition of assets                           -       493       452

 Sale of subsidiary
  Securities and note received                                      $ (4,300)            $(1,678)
  Assets sold                                                          3,780               4,462
  Liabilities transferred                                                  -              (3,861)
  Gain on sale                                                           520                 804
                                                                    --------              ------

     Net cash effect of sale of subsidiary                          $      -              $ (273)
                                                                    ========              ======

Business acquired
 Fair value of assets acquired                                      $ 59,890
 Cash received                                                           739
 Stock issued                                                        (16,202)
                                                                    --------

    Liabilities assumed                                             $ 44,427
                                                                    ========

NOTE E - DEBT

Long-term debt is comprised of the following (in thousands):

                                                                                  December 31,
                                                                               ----------------
                                                                                1996      1995
                                                                               -------  -------
Notes payable to financial institutions maturing through 2015; fixed and variable interest rates ranging from 4.8% to 11.75% ; collateralized
     by, property, fixtures, equipment and the assignment of rents             $13,319  $     -

Notes payable to individuals and companies maturing in 2022; variable and fixed interest rates ranging from 7% to 12% collateralized by real property, personal property, fixtures, equipment and the assignment
     of rents                                                                   12,391        -

Note payable to the Redevelopment Agency of the City of Corona,
     California, payable into a sinking fund semi-annually in increasing amounts from $65 to $420 through May 1, 2015; variable interest rate of 5.6% at December 31, 1996; collateralized  by personal
     property, land, fixtures and rents                                          7,660        -

Notes payable to related parties maturing in 2001; interest rates ranging
     from 9.25% to 12%.                                                          1,196        -

Notes payable to a bank maturing in 2007; interest at prime (8.25% to
     December 31, 1996) plus 2.0%; collateralized by property and
     equipment                                                                   1,658        -

Notes payable to financial institution maturing in 1997 through 2000;
     bearing interest at prime plus .50% to 1.25%; collateralized by
     property and equipment                                                      8,043    3,254

Mortgage note payable to a financial institution maturing in 2007; bearing
     interest at 11.35%; collateralized by property and equipment               11,500   11,500

Other                                                                              538    2,557
                                                                               -------  -------
                                                                                56,305   17,311
     Less:  current maturities                                                   1,588      826
                                                                               -------  -------
                                                                               $54,717  $16,485
                                                                               =======  =======

  Aggregate annual principal maturities of long-term debt at December 31, 1996 are as follows (in thousands):

      1997                      $ 1,588
      1998                        7,568
      1999                        2,750
      2000                        4,529
      2001                        4,990
      Thereafter                 34,880
                                -------
                                $56,305
                                =======

Certain of the loan agreements contain various restrictive covenants, which require, among others things, the maintenance of certain financial ratios, as defined.


NOTE F - FINANCING OBLIGATIONS

The Company operates two properties that are financed through sale-leaseback obligations. At the end of the tenth year of fifteen-year leases, the Company has options to repurchase the communities for the greater of the sales prices or their fair market values. Accordingly, these transactions have been recorded as financings, and the Company has recorded the proceeds from the sales as financing obligations, classified the lease payments as interest expense and continued to carry the communities and record depreciation. Minimum payments under the lease agreements are $1,167 for each of the years 1997 through 2001.

At December 31, 1996, the Company had a financing arrangement with a real estate
investment trust (the REIT).   Under this arrangement, the REIT would provide up
to $60,000,000 over the next three years to be used to construct assisted living communities, which, upon completion, would be sold to the REIT and leased back by the Company. The leases would have terms ranging from 11 to 14 years, with two five-year renewal options and rates based upon the yield of United States Treasury notes plus 3.75%. At December 31, 1996, the only amount outstanding under this arrangement was a $5,300,000 commitment for construction.


NOTE G - OPERATING LEASES

The Company leases certain retirement centers under operating leases which expire through the year 2011 and has various equipment operating leases. The leases provide that the Company pay for property taxes, insurance, and maintenance.

Future minimum payments following December 31, 1996 are as follows (in thousands):

               1997                      $ 5,327
               1998                        5,458
               1999                        5,189
               2000                        4,461
               2001                        3,651
               Thereafter                 27,959
                                         -------
                                         $52,045
                                         =======

Lease expense in 1996, 1995 and 1994 was $5,153,000, $2,082,000, and $212,000,
respectively. Certain leases contain rent escalation clauses which are based upon future events or changes in indices.


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

The following is a summary of the components of income tax expense (benefit) from continuing operations (in thousands):

                            Year ended December 31,
                           ------------------------
                             1996     1995    1994
                           -------   ------   -----

          Current          $    23   $ 151    $ 160
          Deferred          (2,423)    (57)    (361)
                           -------   -----    -----

                           $(2,400)  $  94    $(201)
                           =======   =====    =====

Deferred tax assets, liabilities and associated valuation allowances were comprised of the following (in thousands):

                                                           December 31,
                                                        -----------------
                                                          1996      1995
                                                        -------   -------
     Deferred tax assets:
          Net operating loss carryforwards              $ 5,422   $ 2,783
          Real estate                                        40       141
          Charitable contribution carryforwards             207       606
          Tax credits                                       436       220
          Accrued expenses                                  407       103
          Financing obligations                           1,802         -
          Other                                             609       221
                                                        -------   -------
               Total deferred tax assets                  8,923     4,074

     Valuation allowance                                   (418)   (1,624)

     Deferred tax liabilities:
          Investment in securities                         (104)     (237)
          Property and equipment                         (7,476)      (45)
          Other                                             (57)      (18)
                                                        -------   -------
               Total deferred tax liabilities            (7,637)     (300)
                                                        -------   -------

               Net deferred tax asset                   $   868   $ 2,150
                                                        =======   =======

Management expects the net deferred tax asset will be recovered within two to three years from the Company's earnings from operations or gains on sales of assets.

Following is a reconciliation of income tax expense from continuing operations with the amount of tax computed at the statutory rate (in thousands):

                                                                Year ended December 31,
                                                               -------------------------
                                                                1996      1995     1994
                                                               -------   -------   -----

     Tax expense (benefit) at the statutory rate               $(2,718)  $ 1,797   $ (27)
     Amortization of intangibles                                     -        30     113
     Change in deferred tax asset valuation allowance,
       exclusive of reductions for business sold in 1994
       and business purchased in 1996                              418    (1,716)   (463)
     Correction of prior period estimates                            -         -     138
     Other                                                        (100)      (17)     38
                                                               -------   -------   -----
     Tax expense                                               $(2,400)  $    94   $(201)
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

The Series D preferred stock has a liquidation value of $5 per share and is convertible into common stock at $10.00 per share. Cumulative dividends are payable in cash in the amount of $320,000 per year

Stock Options
-------------

In 1993, the Company established a long-term incentive plan (the Plan) for the benefit of certain key employees. Under the Plan, up to 217,500 shares of the Company's common stock are reserved for issuance. Options granted to employees under the Plan become exercisable over a period as determined by the Company and may be exercised up to a maximum of 10 years from date of grant.

In 1995 and 1996, the Company granted to the Chairman of the Board options, not covered by the Plan, for a total of 400,000 shares of common stock which are exercisable immediately and expire in 2006 through 2008.

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

Reported and pro forma net income (loss) and net income (loss) per share amounts are set forth below (in thousands, except per share data):

                                                               1996     1995
                                                             -------   ------

     Net earnings (loss) allocable to common stockholders
          (amounts in thousands)
          As reported                                        $(4,837)  $5,272
          Pro forma                                          $(8,153)  $5,173

     Net earnings (loss) per share
          As reported                                        $  (.99)  $ 1.03
          Pro forma                                          $ (1.55)  $ 1.02

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

Additional information with respect to options outstanding at December 31, 1996, and changes for the three years then ended was as follows:

                                                                                    1996
                                                                             ------------------
                                                                                       Weighted
                                                                                       average
                                                                                       exercise
                                                                              Shares    price
                                                                             --------  --------
     Outstanding at beginning of year                                         155,500  $  12.83
          Granted                                                             432,000     11.98
                                                                              -------  --------

     Outstanding at end of year                                               587,500  $  12.20
                                                                              =======  ========

     Options exercisable at December 31, 1996                                 577,500  $  12.21
                                                                              =======  ========
     Weighted average fair value per share of options granted during 1996              $   7.72
                                                                                       ========


                                                                                    1995
                                                                             ------------------
                                                                                       Weighted
                                                                                       average
                                                                                       exercise
                                                                              Shares    price
                                                                             --------  --------
     Outstanding at beginning of year                                         155,500  $  13.63
          Granted                                                              10,000     12.50
          Expired                                                             (10,000)    25.00
                                                                             --------
     Outstanding at end of year                                               155,500  $  12.83
                                                                             ========  ========

     Options exercisable at December 31, 1995                                 141,500  $  12.96
                                                                             ========  ========

                                                                                    1994
                                                                             ------------------
                                                                                       Weighted
                                                                                       average
                                                                                       exercise
                                                                              Shares    price
                                                                             --------  --------

     Outstanding at beginning of year                                         327,500  $  13.04
          Cancelled                                                           (30,000)    12.50
          Reacquired                                                         (142,000)    12.50
                                                                             --------
     Outstanding at end of year                                               155,500  $  13.63
                                                                             ========  ========

     Options exercisable at December 31, 1994                                 141,500  $  13.86
                                                                             ========  ========


Information about stock options outstanding at December 31, 1996 is summarized as follows:

                                                                            Options outstanding
                                                                       ------------------------------
                                                                                     Weighted average
                                                                         Number         remaining        Weighted average
     Range of exercise prices                                          outstanding   contractual life     exercise price
     ------------------------                                          -----------   ----------------    ----------------
     $11.25 to $15.75                                                      587,500                8.3              $12.20


                                                                                                     Options exercisable
                                                                                             ---------------------------------
                                                                                               Number         Weighted average
     Range of exercise prices                                                                exercisable       exercise price
     ------------------------                                                                -----------      ----------------
     $11.25 to $15.75                                                                         577,500              $12.21


In 1994, the Company purchased options covering 142,000 shares of common stock from a former employee director for $178,000.

NOTE J - EARNINGS PER SHARE

Earnings (loss) per share are determined by dividing net earnings or net loss, after deduction of preferred stock dividends, by the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive stock options are included in weighted average shares outstanding. Fully diluted earnings per share, giving effect to assumed conversion of convertible preferred stock and notes, are not presented because the effect of these securities is insignificant in 1995 and 1994 and anti-dilutive in 1996.


NOTE K - SALES OF ASSETS

Gains on the sale of assets in 1995 and 1994 (sales in 1996 were not material) result from the following transactions (in thousands):

               1995                                                                                Gain
               ----                                                                               ------
Sale of Fountainview retirement center for cash of approximately $18,000                          $5,149
Sale of economic interest in legal claim for cash of $1,085                                          654
Sale of rights to the interest on escrow funds for cash of $1,140                                  1,140
Other                                                                                                  7
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

IRS Audit
---------

The Company's 1993 federal income tax return has been audited by the Internal Revenue Service (IRS). The IRS has assessed an additional tax liability of $321,000. Management of the Company believes that the Company is not liable for additional taxes and plan to contest the IRS assessment.

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

The estimated fair value of the Company's financial instruments are as follows (in thousands):

                                                                                            December 31,
                                                                             -----------------------------------------
                                                                                     1996                  1995
                                                                             -------------------   -------------------
                                                                             Carrying     Fair     Carrying     Fair
                                                                              amount      value     amount      value
                                                                             --------   --------   --------   --------
     Financial assets
          Cash and cash equivalents                                          $  2,784   $  2,784   $  7,626   $  7,623
          Accounts receivable - trade                                             561        561        259        259
          Investment in securities                                              4,086      4,086      1,853      1,853
          Mortgages receivable                                                  8,768      8,768      7,368      7,368

     Financial liabilities
          Accounts payable - trade                                             (1,588)    (1,588)      (820)      (826)
          Notes payable - stockholder                                            (930)      (930)      (358)      (358)
          Long-term debt collateralized by properties
            under contract of sale                                               (901)      (901)         -          -
          Long-term debt                                                      (56,305)   (56,305)   (17,311)   (17,311)


NOTE O - NOTES RECEIVABLE

Stock Purchase Notes
--------------------
                                                                                  December 31,
                                                                             -------------------
                                                                               1996       1995
                                                                             --------   --------
                                                                                (In thousands)
     Related party
          Note from James R. Gilley, chief executive officer, principal
               and interest at 5-1/2%, due November 2003                     $  2,250   $  2,250

          Note from W. Michael Gilley, executive vice-president/director,
               noninterest-bearing and due in December 1999 (Note L)              188        188

     Other                                                                        135        135
                                                                             --------   --------
                                                                             $  2,573   $  2,573
                                                                             ========   ========

All stock purchase notes are collateralized by common stock of the Company and are presented in the balance sheet as a deduction from stockholders' equity.

Mortgage Notes
--------------

                                                                                               December 31,
                                                                                              --------------
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


NOTE P - FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1996, the Company wrote off certain offering costs of approximately $670,000 and notes receivable of approximately $400,000. Additionally, the Company made other adjustments reducing earnings by approximately $200,000.

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