Form 10QSB
period 1997-03-31
GREENBRIAR CORP
filed 1997-05-12
CIK 105744

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 1997

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

At May 8, 1997, the issuer had outstanding approximately 6,550,000 shares of par value $.01 common stock.

                            GREENBRIAR CORPORATION


PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Consolidated Balance Sheets.................  1

                   Consolidated Statements of Earnings
                   Three Months Ended March 31, 1996 and 1997..  3

                   Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1996 and 1997..  4

                   Notes to Consolidated Financial Statements..  6

         Item 2.   Management's Discussion and Analysis
                   or Plan of Operation........................ 10


PART II. OTHER INFORMATION


         Item 3.   Exhibits ................................... 15

                   Signatures ................................. 16

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                             GREENBRIAR CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                           March 31,    December 31,
                                             1997           1996
                                           ---------    ------------
                                          (Unaudited)
     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                 $    552      $  2,784
 Accounts receivable - trade                    664           561
 Real estate operations held for sale,
  at lower of cost or market                  5,361         5,379
 Other current assets                         1,144           665
                                           --------      --------

  TOTAL CURRENT ASSETS                        7,721         9,389


DEFERRED INCOME TAX BENEFIT                   1,306           868

INVESTMENT IN SECURITIES, AT COST             4,105         4,086

MORTGAGE NOTES RECEIVABLE                     8,829         8,768

PROPERTY AND EQUIPMENT, AT COST

 Land and improvements                       10,696        10,566
 Buildings and improvements                  70,820        69,369
 Equipment and furnishings                    4,690         4,317
 Construction in progress                     3,078         3,836
                                           --------      --------
                                             89,284        88,088
  Less accumulated depreciation               3,293         2,635
                                           --------      --------
                                             85,991        85,453

 DEPOSITS                                     4,791         5,553

 GOODWILL AND OTHER INTANGIBLES               1,114         1,199

 OTHER ASSETS                                 2,582         1,385
                                           --------      --------
                                           $116,439      $116,701
                                           ========      ========

                             GREENBRIAR CORPORATION
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                             (Amounts in thousands)


                                                      March 31,  December 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                 1997         1996
                                                     ----------- -----------
                                                     (Unaudited)
CURRENT LIABILITIES
 Current maturities of long-term debt                 $  1,797   $  1,588
 Notes payable - stockholder                               986        930
 Long-term debt collateralized by properties
      under contract of sale                               899        901
 Accounts payable - trade                                2,476      3,810
 Accrued expenses                                        3,186      3,482
 Other current liabilities                               1,421      1,223
                                                      --------   --------

      TOTAL CURRENT LIABILITIES                         10,765     11,934

LONG-TERM DEBT                                          56,140     54,717

FINANCING OBLIGATIONS                                   10,815     10,815

DEFERRED GAIN                                            3,083      3,083

STOCKHOLDERS' EQUITY
 Preferred stock, $.10 par value; liquidation
   value of $3,685 in 1997 and $5,705 in 1996;
   authorized, 775 shares; issued and outstanding,
   (in two series), 678 shares in 1997 and
   698 shares in 1996                                       69         70
 Common Stock $.01 par value authorized,
   20,000 shares;  issued and outstanding,
   6,471 and 4,752 shares respectively                      66         65
 Additional paid-in capital                             51,389     51,232
 Accumulated deficit                                   (13,315)   (12,642)
                                                      --------   --------
                                                        38,209     38,725

   Less stock purchase note receivable
      (including $2,438 from related parties)           (2,573)    (2,573)
                                                      --------   --------
                                                      $116,439   $116,701
                                                      ========   ========


                             GREENBRIAR CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (Amounts in thousands, except share data)

                                                      For the Three
                                               Month Period Ended March 31,
                                                   1997             1996
                                              -------------      -----------
                                              (Unaudited)        (Unaudited)
REVENUE
  Assisted Living Operations                      $ 8,878           $3,652
  Other                                                27                -
                                                  -------           ------
                                                    8,905            3,652
OPERATING EXPENSES
  Assisted Living Community Operations              5,754            2,417
  Lease Expense                                     1,118              576
  Depreciation and amortization                       758              160
  Corporate General and Administrative              1,469            1,031
                                                  -------           ------

                                                    9,099            4,184
                                                  -------           ------

      OPERATING LOSS                                 (194)            (532)

OTHER INCOME (EXPENSE):
  Interest and dividend income                        153              261
  Interest expense                                 (1,580)            (460)
  Gain on sales of assets                               -               32
  Other                                               549              450
                                                  -------           ------

                                                     (878)             283
                                                  -------           ------

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                              (1,072)            (249)

INCOME TAX EXPENSE (BENEFIT)                         (429)             (95)
                                                  -------           ------

  LOSS FROM CONTINUING OPERATIONS                    (643)            (154)

DISCONTINUED OPERATIONS
  Earnings from operations, net of income
      taxes                                            67               51
  Gain on disposal, net of income
      taxes                                             -              580
                                                  -------           ------

      NET EARNINGS (LOSS)                            (576)             477

  Preferred stock dividend requirement                (80)             (34)
                                                  -------           ------

  Earnings (loss) allocable to
      Common Stockholders                         $  (656)          $  443
                                                  =======           ======

Earnings (loss) per share
   Continuing operations                           $( .10)          $( .03)
   Net earnings                                    $( .10)            $.09

Weighted average number of common and
   equivalent shares outstanding                    6,564            4,744

                             GREENBRIAR CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                   For the Three
                                                           Month Period Ended March 31,
                                                        1997                         1996
                                                    --------------                 -----------
                                                     (Unaudited)                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                $  (576)                       $   477
  Adjustments to reconcile net earnings
     (loss) to net cash used in
     operating activities
         Discontinued operations                           -                           (580)
        Depreciation and amortization                    714                            194
        Gain on sales of assets                            -                            (32)
         Changes in operating assets
          and liabilities
          Accounts receivable                           (103)                           161
              Deferred income taxes                        -                            378
          Other current and noncurrent
                 assets                               (1,362)                          (870)
              Accounts payable and other
                 liabilities                          (1,444)                           (62)
                                                     -------                        -------

   Net cash used in operating
       activities of continuing operations            (2,771)                          (334)

   Net cash used in Operating activities
       of Discontinued operations                        (47)                          (349)
                                                     -------                        -------

   NET CASH USED IN OPERATING ACTIVITIES              (2,818)                          (683)
                                                     -------                        -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sale of Assets                            -                            256
   Collections of notes receivable                        29                              -
   Purchase of Property and Equipment                 (1,196)                        (2,386)
   Additions to Notes Receivable                         (61)                          (249)
   Net Cash Received in Acquisition
    Of Business                                            -                            739

                NET CASH USED IN
                 INVESTING ACTIVITIES                 (1,228)                        (1,640)
                                                     -------                        -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                            1,924                            400
   Payments on Debt                                     (235)                            (2)
   Dividends on Preferred Stock                          (80)                             -
   Purchase of Common and Preferred Stock                 (1)                          (121)
   Exercise of Stock Options                             206                              -

                NET CASH PROVIDED BY
                 FINANCING ACTIVITIES                  1,814                            277
                                                     -------                        -------

  NET DECREASE IN CASH AND CASH EQUIVALENTS           (2,232)                        (2,046)
                                                     -------                        -------

                             GREENBRIAR CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                 For the Three
                                         Month Period Ended March 31,
                                              1997         1996
                                         ------------ --------------
                                          (Unaudited)  (Unaudited)
Cash and cash equivalents at beginning
   of period                                   2,784        7,622
                                              ------   ----------

Cash and cash equivalents at end of
   period                                     $  552       $5,576
                                              ======   ==========


Supplemental information on noncash investing and financing transactions is as follows (in thousands):

 Stock dividend paid on preferred
  shares                                        $ 16         $     73

                            GREENBRIAR CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the Unaudited Three Months Ended March 31, 1996 and 1997

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Greenbriar Corporation and its majority-owned subsidiaries (collectively, "the Company"). All significant inter-company transactions and accounts have been eliminated.

The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for interim financial statements. These financial statements have not been examined by independent certified public accountants, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.

Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as amended by Form 10-KSB/A.

NOTE B - ACQUISITION OF WEDGWOOD RETIREMENT INNS, INC.
------------------------------------------------------

In March 1996, Greenbriar acquired substantially all of the assets and liabilities of a number of companies under common control and management of Wedgwood Retirement Inns, Inc. ("Wedgwood"). The acquisition has been accounted for as a purchase transaction and Wedgwood's operations are reflected in the consolidated statement of earnings beginning April 1, 1996.

The following table presents pro forma unaudited consolidated results of operations for the three month period ended March 31, 1996, assuming that the acquisition had taken place on January 1, 1996. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition been made on January 1, 1996, or of future results of operations of the combined companies.

                                                      (Amounts in Thousands,
                                                       except per share data)

                                                            For the Three
                                                    Month Period Ended March 31,
                                                          1997           1996
                                                       ---------      ----------
                                                              (Pro Forma)
                                                               ----------
                                                               (Unaudited)
Revenue                                                          $3,871
Earnings from continuing operations                              $  420
Net Earnings                                                     $  570
Earnings allocable to common shareholders                        $  442
Earnings per share from continuing operations                    $ 0.06
  NET EARNINGS PER SHARE                                         $ 0.09

NOTE C - ACQUISITION OF AMERICAN CARE COMMUNITIES, INC.
------------------------------------------------------

In December 1996 Greenbriar acquired American Care Communities, Inc. The combination has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements for 1996 have been restated to include the accounts and operations of American Care Communities, Inc.

NOTE D - DISPOSITION OF REAL ESTATE OPERATIONS
----------------------------------------------

As of March 31, 1997 the Company owned three shopping centers in Georgia and one shopping center in North Carolina. While all the centers are profitable, they do not fit into the Company's long range strategic plans and commitment to the assisted living industry. The Company is actively attempting to sell all the centers. In April 1997 the Company sold the North Carolina center. Management expects that the proceeds from the sale of the centers will be at least equal to the $5,361,000 book value of the real estate assets.

Accordingly, the Company's real estate operations have been reflected as discontinued in the financial statements at March 31, 1997.

NOTE E - LONG-TERM OBLIGATIONS
------------------------------

Long-term debt is comprised of the following (in thousands):

                                  March 31,  December 31,
                                    1997        1996
                                    ----        ----
 Notes payable to financial
  institutions maturing through
  2015; fixed and variable
  Interest rates ranging from
  4.8% to 11.75%; collateralized
  by, property, fixtures, equip-
  ment and the assignment of
  rents                            $12,670   $13,319

 Notes payable to individuals and
  companies maturing through 2022;
  variable and fixed interest
  rates ranging from 7% to 12%
  collateralized by real property,
  personal property, fixtures,

  equipment and the assignment of
    rents                           12,829  12,391

 Note payable to the Redevelopment
  Agency of the City of Corona,
  California, payable into a
  sinking fund semi-annually in
  increasing amounts from $65 to
  $420 through May 1, 2015;
  variable interest rate of 5.6%
  at December 31, 1996;
  collateralized by personal
  property, land, fixtures and
  rents                              7,660     7,660

Notes payable to related parties
 maturing in 2001; interest
 rates ranging from 9.25% to 12%     1,197     1,196

Notes payable to a bank maturing
 in 2007; interest at prime
 (8.25% to December 31, 1996)
 plus 2.0%; collateralized by
 property and equipment              2,631     1,658

Notes payable to financial
 institution maturing in 1997
 through 2000; bearing interest
 at prime plus .50% to 1.25%;
 collateralized by property and
 equipment                           8,607     8,043

Mortgage note payable to a
 financial institution maturing
 in 2007; bearing interest at
 11.35%; collateralized by
 property and equipment             11,485    11,500

Other                                  818       538
                                   -------  --------
                                    57,897    56,305

 Less: current maturities            1,757     1,588
                                   -------  --------

                                   $56,140   $54,717
                                   =======  ========

The Company operates two communities that are financed through sale-leaseback obligations. At the end of the tenth year of fifteen-year leases, the Company has options to repurchase the communities for the greater of the sales prices or their current replacement costs less depreciation plus land at current fair market values. Accordingly, these transactions have been recorded as financings, and the Company has recorded the proceeds from the sales as financing obligations, classified the lease payments as interest expense and continued to carry the communities and record depreciation.

NOTE F - NEW ACCOUNTING PRONOUNCEMENT
-------------------------------------

The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

NOTE G - PREFERRED STOCK
------------------------

The following summarizes the various classes of preferred stock (amounts in thousands except per share data):

                                      March 31,       December 31,
                                         1997               1996
                                       --------         -----------
Series B cumulative convertible
 preferred stock, $.10 par value;
 liquidation value of $310 in
 1997 and $1,330 in 1996;
 authorized, 100 shares; issued
 and outstanding, 3 and 13 shares
 in 1997 and 1996, respectively          $ 1               $ 1
Series C cumulative convertible
 preferred stock, $.10 par value;
 liquidation value of $0 in 1997
 and $1,000 in 1996; authorized,
 20 shares; issued and outstanding,
 0 and 10 shares in 1997 and 1996,
 respectively.                                               1
Series D cumulative preferred stock,
 $.10 par value; liquidation value
 of $3,375 in 1997 and 1996;
 authorized, issued and outstanding
 675 shares in 1997 and 1996.             68                68
                                         ---               ---
                                         $69               $70
                                         ===               ===


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------   ---------------------------------------------------------

OVERVIEW
--------

During 1994 the Company began a series of steps to focus its business on the development, management and ownership of assisted living communities. The Company's historical businesses during the past five years have included ownership and operation of skilled nursing and retirement centers, real estate investments and manufacture and leasing of electric convenience vehicles and wheelchairs. The nursing and retirement centers and convenience vehicle businesses have been sold, and the real estate investments are being liquidated. During 1994, the Company began independently to develop its assisted living business, began construction of its first assisted living community in July 1995, and opened such community to residents on May 30, 1996. By July 1, 1996, the Company (not including the communities of Wedgwood and American Care) had three additional assisted living communities under construction. In order to increase the Company's presence in the assisted living industry, create geographic diversity and obtain experienced personnel, the Company acquired Wedgwood in March 1996 and American Care in December 1996. The Wedgwood Acquisition has been accounted for as a purchase, and the historical financial statements of the Company do not include any revenues or earnings (losses) attributed to Wedgwood prior to the acquisition. The American Care acquisition has been accounted for as a pooling of interests and accordingly, the Company's financial statements have been restated to include the accounts and operations of American Care for all periods prior to the acquisition.

RESULTS OF OPERATIONS
---------------------

THREE MONTH PERIOD ENDED MARCH 31, 1997 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1996.

REVENUES AND OPERATING EXPENSES FROM ASSISTED LIVING OPERATIONS
---------------------------------------------------------------

Revenues were $8,905,000 for the three months ended March 31, 1997 as compared to $3,652,000 for the three months ended March 31, 1996. Combined operating expenses including assisted living community expenses, lease expense and depreciation and amortization, were $7,630,000 for the three months ended March 31, 1997 as compared to $3,153,000 for the three months ended March 31, 1996.

Wedgwood was acquired effective March 31, 1996 in a transaction accounted for as a purchase. The revenue and related expenses for the 16 communities acquired through the Wedgwood acquisition are not included in the amounts for 1996. The revenues and related expenses for Wedgwood for the three months ended March 31, 1996 were $4,262,000 and $3,670,000, respectively. The balance of the increases are due to the opening of new communities during 1996 and increased census at the existing communities.


                                                Three-MONTH PERIOD ENDED
                                                     MARCH 31, 1997
                                                 (Amounts in thousands)

                                         Stabilized         Start-up   Total
                                         Communities       Communities
                                              (1)              (2)
                                            ------            -----    ------
Assisted Living Community Income            $8,256            $ 649    $8,905
Assisted Living Community Operating
   Expenses                                  5,045              709     5,754
                                            ------            -----    ------
Gross Operating Income (loss)                3,211              (60)    3,151

Lease Expense                                1,029               89     1,118
Community depreciation &
   amortization                                547              211       758
                                            ------            -----    ------
Income (loss) from Community
   Operations                               $1,635            $(360)   $1,275
                                            ======            =====    ======

    1. Stabilized communities are those communities that have been operating for one year or have achieved stabilized occupancy of 95%.

    2. Start-up communities are those communities that have not been operating for one year and have not achieved a stabilized occupancy of 95% or more.

    3.  The Company has 27 stabilized and 5 start-up communities.

    4. The community operating expense does not include corporate general and administrative expense or lease expense for the respective communities.

Corporate General and Administrative Expenses
---------------------------------------------

General and administrative expenses were $1,469,000 for the three months ended March 31, 1997 compared to $1,031,000 for the three months ended March 31, 1996. The increases were due primarily to the acquisition of Wedgwood.

Interest Expense
----------------

Interest expense for the three months ended March 31, 1997 was $1,580,000 compared to $460,000 for the comparable period in 1996. The increase in interest expense represents the interest incurred on the mortgage debt and financing obligations on the Wedgwood communities, as well as debt incurred on new communities which opened in 1996.

Discontinued Operations
-----------------------

Earnings from discontinued operations include the real estate operations that are classified as held for sale.

The real estate operations had net earnings of $67,000 for the three months ended March 31, 1997 and earnings of $51,000 for the comparable period in 1996. The sale in the first quarter of 1996 of the Mobility Group resulted in a gain on sale, net of tax, of $580,000.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had a deficit in working capital of $3,044,000. As of March 31, 1997, the Company had assets of $116,439,000, liabilities of $78,230,000 and stockholders' equity of $38,209,000. The Company is currently refinancing certain of its properties, and negotiating a line of credit and other financings with various financial institutions. The Company believes it has sufficient liquidity and capital to meet its current obligations.

As of March 31, 1997 the Company owned three shopping centers in Georgia and one shopping center in North Carolina. While all the centers are profitable, they do not fit into the Company's long range strategic plans and commitment to the assisted living industry. The Company is actively attempting to sell all the centers. In April 1997 the Company sold the North Carolina center and received cash proceeds of $2,734,000. Management expects that the proceeds from the sale of the centers will be at least equal to the $5,361,000 book value of the real estate assets. As of March 31, 1997, the Company has loans in place or has received commitments for future financing, subject, in the case of the commitments, to final documentation, as follows:

1. Health Care REIT, Inc. has issued a commitment to provide $60 million over three years to acquire and pay 100% of the construction costs of assisted living communities to be leased to the Company. The term of the leases will range from 11 years to 14 years plus two five-year renewal options, with lease payments based upon the interest rate on U.S. Treasury notes plus 3.75%, subject to inflation adjustments not to exceed .25% per year. A 1% commitment fee is required, as each lease is entered into. The Company will have the option to purchase each community at the end of the term for its original cost plus 50% of the increase in its fair market value. As additional security to the lessor, the Company will provide a letter of credit for 5% of the amount financed, a first lien on personal property and receivables of the community, and subordination of management fees and rentals from subtenants.

   The commitment is in three segments of $20 million each, with approval of the REIT's Investment Committee before using the second and third segments. As of March 31, 1997, the Company had utilized $5.3 million of the commitment for funding the Oak Park property under construction in Clermont, Florida.

2. In 1995 Health Care REIT, Inc. provided mortgage loan commitments for two communities totaling $16,891,000. Of that amount, $4,536,000 was used to refinance one of the communities (Camelot) and $5,625,000 was used to construct another community (La Villa) which opened in the fourth quarter of 1996. The balance includes $5,160,000 to fund construction of the Camelot Assisted Living community, which is under construction, and $645,000 to fund certain improvements to the existing Camelot community that are almost complete, along with $925,000 for the construction of a second phase of La Villa, which is not presently scheduled for development and is not included in the development and construction total. The construction loans convert to term loans upon completion of construction. The term loans mature in seven to ten years, initially bear interest at a rate of 4.5% over the corresponding U.S. Treasury Note rate and are secured by the communities, an assignment of leases, rents and management contract, letters of credit and an assignment of the communities licenses and permits.

3. The Company has obtained commitments from First National Bank & Trust Co. of McAlester, Oklahoma of $5.2 million to provide mortgage financing for the two assisted living Communities in Muskogee, Oklahoma and Sherman, Texas. Such loans require a 2% commitment fee and are payable in 10 years (but callable at the discretion of the bank in 5 years) based on a 20 year amortization, with interest at a prime plus 2% (subject to a minimum interest rate of 8.70% and a maximum interest rate of 12.75%).

   The Community in Muskogee was completed in March 1997 and the Sherman Community is in the early stages of construction.

4. In 1995 Investors Real Estate Trust ("IRET") issued a commitment to provide 100% of the construction costs up to $2,810,000 for the Sweetwater Springs Community in Lithia Springs, Georgia that opened in October 1996. Upon completion the community was leased to the Company for a term of 15 years. In 1996 the commitment was increased by $1,540,000 to a maximum of $4,350,000 in order to provide for the construction of a second phase of the community consisting of 16 Alzheimer's special care units. The monthly lease payments will be based on the funded amount and on annual interest rates of 11.0% for the first five years, 12.65% for the next five years and 14.55% for the last five years of the lease. The Company has an option to purchase the Community at fair market value during the first nine months of the fourteenth year of the lease. The lease is secured by the community.

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

The Company believes it has adequate resources to complete its communities currently under construction and development and plans to use the balance of such committed resources for future development of assisted living communities.

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

PART II.  OTHER INFORMATION
---------------------------

ITEMS 1-2 ARE NOT APPLICABLE

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

During the first quarter of 1997, the Company filed a report dated January 14, 1997 on Form 8-K which reported the acquisition of American Care Communities, Inc. The financial statements required to be filed with respect to the acquisition were filed with this filing by amendment and consisted of the following:

     A). The audited balance sheets of American Care Communities, Inc. as of December 31, 1995 and 1994, and the related combined statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995.

     B). A pro forma consolidated balance sheet of the Company as of September 30, 1996 prepared as though the acquisition had occurred on that date.

     B). A pro forma consolidated statement of earnings of the Company for the nine months ended September 30, 1996 and 1995 and the years ended December 31, 1995 and 1994 prepared as though the disposition had occurred at the beginning of the period.

                             GREENBRIAR CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.




                            Greenbriar Corporation



Date:  May 9, 1997        By: /s/ Gene S. Bertcher
                             -----------------------------
                          Executive Vice President
                          Chief Financial Officer