Form 10QSB
period 1997-06-30
GREENBRIAR CORP
filed 1997-08-14
CIK 105744

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
                                   (Mark One)

         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1997

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

                                Nevada 75-2399477
                  (State or other jurisdiction of (IRS Employer
              incorporation or organization) Identification Number)

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

At August 14, 1997, the issuer had outstanding approximately 6,564,000 shares of par value $.01 common stock.

                             Greenbriar Corporation



Part I.    Financial Information


     Item 1.   Financial Statements
                  Consolidated Balance Sheets -
                  June 30, 1997 and December 31, 1996..........................3

                  Consolidated Statements of Earnings
                  Three and Six Months Ended June 30, 1997 and 1996............5

                  Consolidated Statements of Cash Flows
                  Three and Six Months Ended June 30, 1997 and 1996............6

                  Notes to Consolidated Financial Statements...................8

    Item 2.   Management=s Discussion and Analysis of Financial
                 Condition and Results of Operations..........................12


Part II.  Other Information


    Item 3.
              Exhibits........................................................17

              Signatures......................................................18

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                             Greenbriar Corporation
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                               June 30,           December 31,
                                                1997                  1996
                                              ---------           -----------
                                             (Unaudited)

      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                       $    299          $ 2,784
   Accounts receivable-trade                          1,114              561
   Real estate operations held for sale,
      at lower cost of market                         3,087            5,379
   Other current assets                               1,128              665
                                                   --------          -------

      TOTAL CURRENT ASSETS                            5,628            9,389

Deferred Income Tax Benefit                           1,686              868

Investment in Securities, at cost                     4,325            4,086

Mortgage Notes Receivable                             8,953            8,768

Property and Equipment, at cost
   Land and improvements                             10,602           10,566
   Buildings and improvements                        71,087           69,369
   Equipment and furnishings                          4,847            4,317
   Construction in progress                           3,707            3,836
                                                   --------         --------
                                                     90,243           88,088
      Less accumulated depreciation                   3,983            2,635
                                                   --------         --------
                                                     86,260           85,453

Deposits                                              4,542            5,553

Goodwill and Other Intangibles                        1,043            1,199

Other Assets                                          2,651            1,385
                                                   --------         --------
                                                   $115,088         $116,701
                                                   ========         ========

                             Greenbriar Corporation
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                             (Amounts in thousands)


      LIABILITIES AND STOCKHOLDERS EQUITY              June 30,     December 31,
                                                         1997          1996
                                                     ----------     -----------
                                                     (Unaudited)
CURRENT LIABAILITIES
   Current maturities of long-term debt              $  1,871        $  1,588
   Notes Payable-stockholder                            1,250             930
   Long-term debt collateralized by properties
      under contract of sale                              897             901
   Accounts payable-trade                               1,902           3,810
   Accrued expenses                                     2,614           3,482
   Other current liabilities                            1,402           1,223
                                                     --------        --------

      TOTAL CURRENT LIABILITIES                         9,936          11,934

Long-term Debt                                         56,160          54,717

Financing Obligations                                  10,815          10,815

Deferred Gain                                           3,083           3,083

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value;  liquidation
value of $3,685 in 1997 and $5,705in 1996;
authorized, 775 shares; issued and outstanding,
(in two series), 678 shares in 1997 and 698
shares in 1996
                                                          69               70

Common stock $.01 par value authorized,  20,000
shares;  issued and outstanding,
6,564 and 6,471 shares respectively
                                                          66               65

Additional paid-in capital                            51,389           51,232
Accumulated deficit                                  (13,857)         (12,642)
                                                    --------         --------
                                                      37,667           38,725

   Less stock purchase note receivable
      (including $2,438 from related parties)         (2,573)          (2,573)
                                                    --------         --------
                                                      35,094           36,152
                                                    --------         --------
                                                    $115,088         $116,701
                                                    ========         ========

                             Greenbriar Corporation
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (Amounts in thousands, except share data)


                                                 The Three Month          For The Six Month
                                                Period Ended June 30,     Period Ended June 30,
                                                   1997        1996          1997       1996
                                                   ----        ----          ----       ----
                                                    (Unaudited)              (Unaudited)

Revenue
   Assisted Living Operations                   $ 9,248      $ 8,031       $ 18,126     $ 11,683
   Other                                             37            -             64            -
                                                -------      -------       --------     --------
                                                  9,285        8,031        18,190        11,683

Operating Expenses
   Assisted Living Community Operations         $ 6,006      $ 5,041       $ 11,760     $  7,458
   Lease Expense                                  1,146        1,043          2,264        1,619
   Depreciation and Amortization                    785          569          1,543          729
   Corporate General and Administration           1,234        1,166          2,703        2,197
                                                -------      -------       --------     --------
                                                  9,171        7,819         18,270       12,003
                                                =======      =======       ========     ========

      Operating Profit (Loss)                       114          212            (80)        (320)

Other Income (expense):
   Interest and Dividend Income                $     80     $    224       $     233    $    485
   Interest expense                              (1,589)      (1,228)         (3,169)     (1,688)
   Gain on sales of assets                            -            -               -          32
   Other                                            (46)         (34)            503         416
                                               --------     --------       ---------    --------
                                                 (1,555)      (1,038)         (2,433)       (755)
                                               --------     --------       ---------    --------

Loss from Continuing Operations
   before Income Taxes                           (1,441)        (826)         (2,513)     (1,075)

Income Tax Benefit                                 (585)        (314)         (1,014)       (409)
                                               --------     --------       ---------    --------

   Loss from Continuing Operations                 (856)        (512)         (1,499)       (666)

Discontinued Operations
   Earnings from operations, net  of income
      taxes
                                                     56           78             123         129
   Gain on disposal, net of income taxes            323            -             323         580
                                              ---------     --------       ---------     --------

      NET EARNINGS (LOSS)                          (477)        (434)         (1,053)         43

   Preferred stock dividend requirement             (80)        (114)           (160)       (148)

   Loss allocable to common shareholders      $    (557)    $   (548)      $  (1,213)   $   (105)
                                              =========     ========       =========    ========

   Loss per share
   Continuing operations                           (.13)        (.11)           (.23)       (.14)
   Net Earnings                                    (.08)        (.11)           (.18)       (.02)

Weighted average number of common and
equivalent shares outstanding                     6,564        4,811           6,564       4,811


                             Greenbriar Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                      For the Six
                                                  Month Period Ended June 30,
                                                      1997             1996
                                                     -----            -----
                                                   (Unaudited)      (Unaudited)
Cash flows from operating activities
   Net earnings (loss)                             $ (1,053)       $     43
   Adjustments to reconcile net earnings (loss)
      to net cash used in operating activities
      Discontinued operations                          (446)           (696)
      Depreciation and amortization                   1,543             729
      Gain on sales of assets                             -             (32)

      Changes in operating assets and
         liabilities
      Accounts receivable                              (553)           (269)
      Deferred income taxes                            (818)             19
      Other current and noncurrent assets              (947)         (1,026)
      Accounts payable and other liabilities         (2,918)            240
                                                   ---------       --------
Net cash used in operating activities of
   continuing operations                             (5,192)           (992)

Net cash provided by (used in) operating
activities of discontinued operations
                                                        207            (190)
                                                   ---------       --------

Net cash used in Operating Activities                 (4,985)        (1,182)
                                                   ---------       --------

Cash flows from Investing activities
   Proceeds from Sale of Assets                                         256
   Collections of notes receivable                        96            148
   Purchase of Property and Equipment                 (2,155)        (8,151)
   Additions to Notes Receivable                        (281)          (459)
   Net Cash received in Acquisition of Business            -            739
   Investing activities of discontinued
      operations                                       2,734             (3)
                                                  ----------       --------
      Net Cash provided by (used in) Investing
          Activities
                                                         394         (7,470)

Cash flows from Financing Activities
   Proceeds from borrowings                            2,751          4,420
   Payments on debt                                     (705)          (196)
   Dividends on Preferred Stock                         (145)           (80)
   Purchase of Common and Preferred Stock                 (1)          (122)
   Exercise of Stock Options                             206              -
   Financing activities of discontinued
      operations                                           -            (17)
                                                  ----------       --------
      Net Cash provided by Financing Activities       2,106           4,005
                                                  ---------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS           ( 2,485)         (4,647)
                                                  ---------       ---------

                             Greenbriar Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)



                                                      For the Six

                                               Month Period Ended June 30,
                                                1996            1997
                                                ----            ----
                                              (Unaudited)     (Unaudited)


Cash and cash equivalents at beginning of
   period                                         2,784           7,623
                                               --------         -------

Cash and cash equivalents at end of period     $    299         $ 2,976
                                               ========         =======

                             Greenbriar Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the Unaudited Three and Six Months Ended June 30, 1997 and 1996

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

Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as amended by Form 10-KSB/A.

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

The following table presents pro forma unaudited consolidated results of operations for the six month period ended June 30, 1996, assuming that the acquisition had taken place on January 1, 1996. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition been made on January 1, 1996, or of future results of operations of the combined companies.

                                                      (Amounts in Thousands,
                                                        except per share data)
                                                              For the Six
                                                Month Period Ended June 30,1996

                                                                    (Pro Forma)
                                                                    -----------
                                                                    (Unaudited)

Revenue

                                                                   $ 15,945
Loss from continuing operations
                                                                   $   (938)
Net Earnings
                                                                   $   (229)
Loss allocable to common shareholders                              $   (457)
Loss per share from continuing operations                          $   (.19)
         NET LOSS PER SHARE                                        $   (.05)


NOTE C - ACQUISITION OF AMERICAN CARE COMMUNITIES, INC.
-------------------------------------------------------

In December 1996 Greenbriar acquired American Care Communities, Inc. The combination has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements for 1996 have been restated to include the accounts and operations of American Care Communities, Inc.

NOTE D - DISPOSITION OF REAL ESTATE HELD FOR SALE

As of June 30, 1997 the Company owned three shopping centers in Georgia. While all the centers are profitable, they do not fit into the Company's long range strategic plans and commitment to the assisted living industry. The Company is actively attempting to sell all the centers. In April 1997 the Company sold a shopping center in North Carolina. The proceeds from the sale of the center were $2,734,000 and the Company recorded a gain, net of income taxes of $323,000.

The Company's Real estate operations have been reflected as discontinued in the financial statements for all periods presented.

NOTE E - LONG-TERM OBLIGATIONS
------------------------------

Long-term debt is comprised of the following (in thousands):


                                                         June 30,   December 31,
                                                          1997          1996
                                                          ----          ----
Notes  payable  to  financial  institutions
  maturing  through  2015;  fixed and variable
  Interest  rates  ranging  from 4.8% to  11.75%;
  collateralized by property, fixtures,
  equipment and the assignment of rents                 $ 12,671    $ 13,319

Notes payable to individuals and companies
   maturing through 2022;  variable and fixed
   interest rates ranging from 7% to 12%
   collateralized by real property, personal
   property, fixtures, equipment and the
   assignment of rents                                    12,706      12,391

Note payable  to the  Redevelopment  Agency of the
City of  Corona,  California, payable into a
sinking fund  semi-annually in increasing
amounts from $65 to $420 through May 1, 2015;
variable interest rate of 5.725% at June 30, 1997;
collateralized by personal property, land, fixtures
and rents                                                 7,580        7,660

Notes payable to related parties maturing in
   2001; interest rates ranging from 9.25% to
   12%                                                    1,197        1,196

Notes payable to a bank  maturing in 2007;
   interest at prime (8.25% to December 31,
   1996) plus 2.0%; collateralized by
   property and equipment                                 3,122        1,658

Notes payable to financial  institution  maturing
   in 1997 through 2000;  bearing interest at
   prime plus .50% to 1.25%; collateralized
   by property and equipment                              8,252        8,043

Mortgage note payable to a financial
   institution maturing in 2007; bearing
   interest at 11.35%; collateralized by                 11,467       11,500
   property and equipment

Other                                                     1,036          538
                                                      ---------     --------
                                                         58,031       56,305

   Less: current maturities                               1,871        1,588
                                                      ---------     --------
                                                       $ 56,160     $ 54,717
                                                      =========     ========

The Company operates two communities that are financed through sale-leaseback obligations. At the end of the tenth year of the fifteen-year leases, the Company has options to repurchase the communities for the greater of the sales prices or their current replacement costs less depreciation plus land at current fair market values. Accordingly, these transactions have been accounted for as financings, and the Company has recorded the proceeds from the sales as financing obligations, classified the lease payments as interest expense and continues to carry the communities and record depreciation.


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

NOTE G - PREFERRED STOCK
------------------------

The following summarizes the various classes of preferred stock (amounts in thousands except per share data):

                                                    June 30,       December 31,
                                                     1997            1996
                                                     ----            ----
Series B cumulative convertible preferred
   stock, $.10 par value; liquidation value of
   $310 in 1997 and $1,330 in 1996; authorized,
   100 shares;
   issued and outstanding, 3 and 13 shares in       $   1            $   1
   1997 and 1996, respectively

Series C cumulative convertible preferred
   stock, $.10 par value; liquidation value
   of $0 in 1997 and $1,000 in 1996;
   authorized, 20 shares;
   issued and outstanding, 0 and 10 shares in                            1
   1997 and 1996, respectively

Series D  cumulative  preferred  stock,  $.10
   par  value;  liquidation  value of $3,375;
   authorized, issued and outstanding
   675 shares                                          68               68
                                                 --------         --------
                                                 $     69         $     70
                                                 ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of  Operations
----------------------

Three and six month periods ended June 30, 1997 compared to three and six month periods ended June 30, 1996.

Revenues and Operating Expenses from Assisted Living Operations
---------------------------------------------------------------
Revenues were $9,285,000 and $18,190,000 for the three and six months ended June 30, 1997 as compared to $8,031,000 and $11,683,000 for the three and six months ended June 30, 1996. Community operating expenses which consists of assisted living community expenses, lease expense and depreciation and amortization, were $7,937,000 and $15,567,000 for the three and six months ended June 30, 1997 as compared to $6,653,000 and $9,806,000 for the three and six months ended June 30, 1996.

Wedgwood was acquired effective March 31, 1996 in a transaction accounted for as a purchase. The revenue and related expenses for the three month period ended March 31, 1996 for the 16 communities acquired through the Wedgwood acquisition are not included in the amounts for the six month period ended June 30, 1996. The revenues and related expenses for Wedgwood for the three months ended March 31, 1996 were $4,262,000 and $3,670,000, respectively. The balance of the increases are due to the opening of new communities and increased census at the existing communities.

                                                    Three Month Period Ended
                                                         June 30, 1997
                                                    (Amounts in thousands)

                                       Stabilized      Start-up        Total
                                       Communities     Communities
                                           (1)             (2)
                                       -----------     -----------     --------
Assisted Living Community Income       $  8,602        $     683       $  9,285
Assisted Living Community Operating
   Expenses                               5,310              696          6,006
                                       --------        ---------       --------

Gross Operating Income (loss)             3,292              (13)         3,279

Lease Expense                             1,056               90          1,146
Community depreciation and
   amortization                             597              188            785
                                       --------        ---------       --------
Income (loss) from community
   operations                          $  1,639        $    (291)      $  1,348
                                       ========        =========       ========


          1. Stabilized communities are those communities that have been operating for one year or have achieved stabilized occupancy of 95%.

          2. Start-up communities are those communities that have not been operating for one year and have not achieved a stabilized occupancy of 95% or more.

          3.   The Company has 29 stabilized and 4 start-up communities.

          4. The community operating expense does not include corporate general and administrative expense or lease expense for the respective communities.

Corporate General and Administrative Expenses
--------------------------------------------

General and administrative expenses were $1,234,000 and $2,703,000 for the three and six months ended June 30, 1997 compared to $1,166,000 and $2,197,000 for the three and six months ended June 30, 1996. The increases were due primarily to the acquisition of Wedgwood and the growth of the Company.

Interest and Dividend Income
----------------------------

Interest and dividend income for the three and six months ended June 30, 1997 was $80,000 and $233,000 compared to $224,00 and $485,000 for the comparable period in 1996. The decrease in interest and dividend income is due to a decrease in cash available for investment purposes.

Interest Expense
--------------

Interest expense for the three and six months ended June 30, 1997 was $1,589,000 and $3,169,000 compared to $1,228,000 and $1,688,000 for the comparable period in 1996. The increase in interest expense represents the interest incurred on the mortgage debt and financing obligations on the Wedgwood communities, as well as debt incurred on new communities which opened in 1997 and 1996.

Discontinued Operations
-----------------------

Earnings from discontinued operations consist of the Real estate operations that are classified as held for sale.

The Real estate operations had net earnings of $56,000 and $123,000 for the three and six months ended June 30, 1997 and earnings of $78,000 and $129,000 for the comparable period in 1996. The decrease in 1997 was due to the sale of the North Carolina Shopping Center which occurred in April 1997. That sale resulted in a gain of $323,000 net of income tax, in 1997.

The sale in the first quarter of 1996 of the Mobility Group resulted in a gain on sale, net of tax, of $580,000.


LIQUIDITY AND CAPITAL RESOURCES


At June 30, 1997, the Company had a deficit in working capital of $4,308,000. As of June 30, 1997, the Company had assets of $115,088,000 liabilities of $79,994,000 and stockholders' equity of $35,094,000. In July 1997, the Company refinanced three of its communities resulting in additional working capital of approximately $2,800,000. The Company is currently negotiating financings with various financial institutions and other lenders. The Company believes it has sufficient liquidity and capital to meet its current obligations.

As of March 31, 1997, the Company owned three shopping centers in Georgia and one shopping center in North Carolina. While all the centers are profitable, they do not fit into the Company's long range strategic plans and commitment to the assisted living industry. The Company is actively attempting to sell all the centers. In April 1997 the Company sold a North Carolina center and received cash proceeds of $2,734,000. Management expects that the proceeds from the sale of the centers will be at least equal to the $3,087,000 book value of the real estate assets.

As of June 30, 1997, the Company has loans in place or has received commitments for future financing, subject, in the case of the commitments, to final documentation, as follows:

I. Health Care REIT, Inc. has issued a commitment to provide $60 million over three years to acquire and pay 100% of the construction costs of assisted living communities to be leased to the Company. The term of the leases will range from 11 years to 14 years plus two five-year renewal options, with lease payments based upon the interest rate on U.S. Treasury notes plus 3.75%, subject to inflation adjustments not to exceed .25% per year. A 1% commitment fee is required, as each lease is entered into. The Company will have the option to purchase each community at the end of the term for its original cost plus 50% of the increase in its fair market value. As additional security to the lessor, the Company will provide a letter of credit for 5% of the amount financed, a first lien on personal property and receivables of the community, and subordination of management fees and rentals from subtenants.

     The commitment is in three segments of $20 million each, with approval of the REIT's Investment Committee before using the second and third segments. As of June 30, 1997, the Company had utilized $5.3 million of the commitment for funding the Oak Park property under construction in Clermont, Florida.

II. In 1995 Health Care REIT, Inc. provided mortgage loan commitments for two communities totaling $16,891,000. Of that amount, $4,536,000 was used to refinance one of the communities (Camelot) and $5,625,000 was used to construct another community (La Villa) which opened in the fourth quarter of 1996. The balance includes $5,160,000 to fund construction of the Camelot Assisted Living community, which is under construction, and $645,000 to fund certain improvements to the existing Camelot community that are almost complete, along with $925,000 for the construction of a second phase of La Villa, which is not presently scheduled for development and is not included in the development and construction total. The construction loans convert to term loans upon completion of construction. The term loans mature in seven to ten years, initially bear interest at a rate of 4.5% over the corresponding U.S. Treasury Note rate and are secured by the communities, an assignment of leases, rents and management contract, letters of credit and an assignment of the communities licenses and permits.

III. The Company has two loans from First National Bank & Trust Co. of McAlester, Oklahoma totaling $5.2 million to provide mortgage financing for the two assisted living Communities in Muskogee, Oklahoma and Sherman, Texas. Such loans require a 2% commitment fee and are payable in 10 years (but callable at the discretion of the bank in 5 years) based on a 20 year amortization, with interest at a prime plus 2% (subject to a minimum interest rate of 8.70% and a maximum interest rate of 12.75%). As of June 30, 1997, the Company had utilized $2.6 million for the Muskogee Community and $522,000 for the Sherman Community.

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


PART II.  OTHER INFORMATION
---------------------------

Item 1:  Legal Proceedings

Clay Capital Corporation vs Greenbriar, Care America and James R. Gilley

Clay Capital alleges that certain repayments of loan proceeds to Greenbriar from the sale of two nursing homes in 1994 were improper. Plaintiff also claims that such loan was created to prevent payment of sums alleged due it pursuant to a profit participation arrangement entered into by one of the Company's subsidiaries in 1993. The Plaintiff seeks in excess of $1 million. The Company believes that this claim is without merit.

Item 4:  Submission of Matters to a Vote of Security Holders

The Company's annual meeting was held on May 22, 1997. At that meeting the shareholders re-elected Don C. Benton as a director with a term to expire in 2000. The vote was 4,782,542 for and 2,532 votes withheld.

The Company's directors whose terms continue after this meeting are as follows:

    Terms expire in 1998
    --------------------

    James R. Gilley - Chairman of the Board
    Floyd B. Rhoades
    Paul G. Chrysson

    Terms expire in 1999
    --------------------
    Michael E. McMurray
    Matthew G. Gallins
    Victor L. Lund

At the meeting the shareholders voted to approve the Company's 1997 Stock Option Plan under which 500,000 shares of Common Stock will be reserved for issuance to key employees, directors and consultants of the Company. The vote to approve the 1997 Stock Option Plan was 4,256,810 for approval, 42,280 votes against approval and 3,482 votes abstaining.

At the meeting the Shareholders voted to ratify the selection of Grant Thornton LLP to serve as the Company's independent auditors for the year ending December 31, 1997. The vote to approve Grant Thornton was 4,783,408 votes for approval, 424 votes against approval and 1,192 votes abstaining.


Item  6:  Exhibits and Reports on Form 8-K

      a)    The following exhibits are filed with this report:

            27.1 Financial schedule required by Item 601 of Regulation S-B

      b) There were no reports on Form 8-K filed by the company during the quarter ended June 30, 1997.

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