Form 10QSB
period 1997-09-30
GREENBRIAR CORP
filed 1997-11-19
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
                                   (Mark One)

         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 1997

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

November 17,1997, the issuer had outstanding approximately 6,547,049 shares of par value $.01 common stock.

Part I. Financial Information


           Item 1. Financial Statements
                     Consolidated Balance Sheets -
                     September 30, 1997 and December 31, 1996............................3

                     Consolidated Statements of Earnings
                     Three and Nine Months Ended September 30, 1997 and 1996.............5

                     Consolidated Statements of Cash Flows
                     Nine Months Ended September 30, 1997 and 1996.......................6

                     Notes to Consolidated Financial Statements..........................8

           Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................12


Part II. Other Information


          Item 3.   Exhibits............................................................17

                    Signatures..........................................................18


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             Greenbriar Corporation
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)



                                                     September 30,  December 31,
                                                         1997           1996
                                                         ----           ----
                                                         (Unaudited)

      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                              $    543     $  2,784
   Accounts receivable-trade                                 1,353          561
   Assets held for sale, at
      lower of cost or market                                8,869        5,379
   Other current assets                                      1,474          665
                                                            ------       ------

      TOTAL CURRENT ASSETS                                  12,239        9,389

Deferred Income Tax Benefit                                  2,348          868

Investment in Securities, at cost                            4,325        4,086

Mortgage Notes Receivable                                    8,950        8,768

Property and Equipment, at cost
   Land and improvements                                     9,930       10,566
   Buildings and improvements                               69,683       69,369
   Equipment and furnishings                                 5,511        4,317
   Construction in progress                                  6,824        3,836
                                                            ------       ------
                                                            91,948       88,088
      Less accumulated depreciation                          4,602        2,635
                                                            ------       ------
                                                            87,346       85,453

Deposits                                                     4,599        5,553

Goodwill and Other Intangibles                                 968        1,199

Other Assets                                                 1,519        1,385
                                                            ------       ------
                                                          $122,294     $116,701
                                                          ========     ========

                             Greenbriar Corporation
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                             (Amounts in thousands)



      LIABILITIES AND STOCKHOLDERS' EQUITY          September 30,   December 31,
                                                       1997            1996
                                                       ----            ----
                                                     (Unaudited)
CURRENT LIABILITIES
   Current maturities of long-term debt              $  1,861         $  1,588
   Notes payable-stockholder                            1,585              930
   Long-term debt collateralized by assets
      held for sale                                     5,940              901
   Accounts payable-trade                               2,334            3,810
   Accrued expenses                                     2,780            3,482
   Other current liabilities                            1,399            1,223
                                                     ---------         -------

      TOTAL CURRENT LIABILITIES                        15,899           11,934

Long-term Debt                                         58,365           54,717

Financing Obligations                                  10,815           10,815

Deferred Gain                                           3,083            3,083

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value;  liquidation
value of $3,685 in 1997 and $5,705 in 1996;
authorized, 775 shares; issued and outstanding,
(in two series), 690 shares in 1997 and 698
shares in 1996                                            69                70

Common stock $.01 par value authorized, 20,000
shares; issued and outstanding, 6,564 and 6,471
shares respectively                                       66                65

Additional paid-in capital                            51,502            51,232
Accumulated deficit                                  (14,939)          (12,642)
                                                    ---------          -------
                                                      36,698            38,725

   Less stock purchase note receivable
      (including $2,438 from related parties)         (2,566)           (2,573)
                                                    ---------         --------
                                                      34,132            36,152
                                                    ----------        --------
                                                    $122,294          $116,701
                                                    ==========        ========


                             Greenbriar Corporation
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (Amounts in thousands, except share data)


                                                        For The Three Month     For The Nine Month
                                                          Period Ended            Period Ended
                                                          September 30,           September 30,
                                                          1997          1996        1997       1996
                                                          ----          ----        ----       ----
                                                             (Unaudited)             (Unaudited)
Revenue
   Assisted Living Operations                           $ 9,806      $ 8,143    $ 27,932   $ 19,826
   Other                                                     57           86         121         86
                                                       --------     --------    --------   --------
                                                          9,863        8,229      28,053     19,912

Operating Expenses
   Assisted Living Community Operations                $  6,625     $  5,172    $ 18,385   $ 12,630
   Lease Expense                                          1,222        1,021       3,486      2,640
   Depreciation and Amortization                            806          575       2,349      1,304
   Corporate General and Administration                   1,249        1,726       3,952      3,923
                                                       --------     --------    --------   --------
                                                          9,902        8,494      28,172     20,497
                                                       --------     --------    --------   --------

      Operating Loss                                        (39)        (265)       (119)      (585)

Other Income (Expense):
   Interest and Dividend Income                        $     98     $    206    $    331   $    691
   Interest Expense                                      (1,725)      (1,260)     (4,894)    (2,948)
   Gain on Sales of Assets                                 --           --          --           32
   Other                                                    (21)        (469)        482        (53)
                                                       --------     --------    --------   --------
                                                         (1,648)      (1,523)     (4,081)    (2,278)
                                                       --------     --------    --------   --------


Loss from Continuing Operations
   before Income Taxes                                   (1,687)      (1,788)     (4,200)    (2,863)


Income Tax Benefit                                         (666)        (469)     (1,680)    (1,088)
                                                       --------     --------    --------   --------

   Loss from Continuing Operations                       (1,021)      (1,109)     (2,520)    (1,775)


Discontinued Operations
   Earnings From Operations, Net of Income
   Taxes                                                     18           54         141        183

   Gain on Disposal, Net of Income Taxes                   --           --           323        580
                                                       --------     --------    --------   --------

      NET LOSS                                           (1,003)      (1,055)     (2,056)    (1,012)

   Preferred Stock Dividend Requirement                     (80)         (99        (240)      (247)

   Loss Allocable to Common Shareholders               $ (1,083)    $ (1,154)   $ (2,296)  $ (1,259)
                                                       ========     ========    ========   ========

   Loss Per Share
   Continuing Operations                                   (.17)        (.24)       (.42)      (.40)
   Net Loss                                                (.16)        (.23)       (.35)      (.25)

Weighted average number of common and
equivalent shares outstanding                             6,564        5,054       6,564      5,054


                             Greenbriar Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                         For the Nine
                                               Month Period Ended September 30,

                                                   1997             1996
                                                   ----             ----
                                               (Unaudited)       (Unaudited)
Cash flows from operating activities
   Net loss                                      $ (2,056)       $ (1,012)
   Adjustments to reconcile net loss
      to net cash used in operating activities
      Discontinued operations                        (425)           (750)
      Depreciation and amortization                 2,349           1,304
      Gain on sales of assets                        --               (32)
      Changes in operating assets and
         liabilities
      Accounts receivable                            (792)           (137)
      Deferred income taxes                        (1,480)           (197)
      Other current and noncurrent assets            (245)         (2,674)
      Accounts payable and other liabilities       (1,639)            936
                                                 --------        --------
Net cash used in operating activities of
    continuing operations                          (4,288)         (2,562)

Net cash used in operating activities of
discontinued operations                              (367)            (10)
                                                 --------        --------
Net cash used in Operating Activities              (4,655)         (2,572)
                                                 --------        --------
Cash flows from Investing activities
   Proceeds from sale of assets                                       256
   Collections of notes receivable                     96             175
   Purchase of property and equipment              (9,772)        (12,479)
   Additions to notes receivable                     (297)           (347)
   Net Cash received in acquisition of business      --               739
   Investing activities of discontinued
      operations                                    2,734           --
                                                 --------        --------
      Net Cash used in Investing
         Activities                                (7,239)        (11,656)

 Cash flows from Financing Activities
   Proceeds from borrowings                        10,651          11,578
   Payments on debt                                (1,035)           (243)
   Dividends on preferred stock                      (225)           (247)
   Purchase of common and preferred stock              (1)           (122)
   Exercise of stock options                          263           --
                                                 --------        --------

      Net Cash provided by Financing Activities     9,653          10,966
                                                 --------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS          (2,241)         (3,262)

Cash and cash equivalents at beginning of
   period                                           2,784           7,622
                                                 --------        --------

Cash and cash equivalents at end of period       $    543        $  4,360
                                                 --------        --------

                             Greenbriar Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Unaudited Three and Nine Months Ended September 30,1997 and 1996

NOTE A - BASIS OF PRESENTATION

The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of Greenbriar Corporation and its majority-owned subsidiaries (collectively, "the Company"). All significant inter-company transactions and accounts have been eliminated.

The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for interim financial statements. These financial statements have not been examined by independent certified public accountants, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.

Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as amended by Form 10-KSB/A.

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

The following table presents pro forma unaudited consolidated results of operations for the nine month period ended September 30,1996, assuming that the acquisition had taken place on January 1, 1996. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition been made on January 1, 1996, or of future results of operations of the combined companies.

                                                 (Amounts in Thousands,
                                                    except per share data)
                                                      For the Nine Month
                                             Period Ended September 30,1996

                                                                (Pro Forma)
                                                               -----------
                                                                (Unaudited)

Revenue                                                         $ 24,127
Loss from continuing operations                                 $ (1,956)
Net Earnings                                                    $ (1,193)
Loss allocable to common shareholders                           $ (1,421)
Loss per share from continuing operations                       $   (.39)
     NET LOSS PER SHARE                                         $   (.24)

NOTE C - ACQUISITION OF AMERICAN CARE COMMUNITIES, INC.

In December 1996 Greenbriar acquired American Care Communities, Inc. The combination has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements for 1996 have been restated to include the accounts and operations of American Care Communities, Inc.

NOTE D -  ACQUISITION OF WINDSOR GROUP

In October 1997, the Company acquired several entities known as the Windsor Group ("Windsor"), headquartered in Spartanburg, South Carolina. The Company issued 108,049 shares of common stock for two communities currently operating and 60,049 shares of common stock for two communities under construction or development as of the date of the acquisition. The 60,049 shares associated with the communities under construction were issued into an escrow account to be released upon completion of the communities. The transaction will be accounted for as a purchase transaction. The four communities will have a total resident capacity of 284 with over 90 residents receiving special care for Alzheimer's disease or other forms of dementia.

NOTE E - ASSETS HELD FOR SALE

As of September 30, 1997 the Company owned three shopping centers in Georgia. While all the centers are profitable, they do not fit into the Company's long range strategic plans and commitment to the assisted living industry. The Company is actively attempting to sell all the centers. In April 1997 the Company sold a shopping center in North Carolina. The proceeds from the sale of the center were $2,734,000 and the Company recorded a gain, net of income taxes, of $323,000.

As of September 30, 1997, the Company had one community in North Carolina with a construction loan which is due April 30, 1998. The Company anticipates that this loan will be refinanced, however, in the event that it is not, the Company intends to sell the property. The financial statements as of September 30, 1997 reflect the assets and liabilities of this community as current.

The operations of the three shopping centers have been reflected as discontinued in the financial statements for all periods presented.

NOTE F - LONG-TERM OBLIGATIONS
Long-term debt is comprised of the following (in thousands):



                                                            September 30,      December 31,
                                                               1997                1996
                                                               ----                ----
Notes  payable  to  financial  institutions
   maturing  through  2015;  fixed and variable
   Interest  rates  ranging  from 4.8% to  11.75%;
   collateralized  by property, fixtures,
   equipment and the assignment of rents                     $ 21,278          $ 13,319

Notes payable to individuals and companies
   maturing through 2022;  variable and fixed
   interest rates ranging from 7% to 12%
   collateralized by real property, personal
   property, fixtures, equipment and the
   assignment of rents                                          11,021           12,391

Note payable  to the  Redevelopment  Agency of the
   City of  Corona,  California, payable into a
   sinking fund  semi-annually in increasing
   amounts from $65 to $420 through May 1,
   2015;  variable  interest rate of 5.725% at
   September 30, 1997; collateralized by
   personal property, land, fixtures and the                     7,580            7,660
   assignment of rents

Notes payable to related parties maturing in
   2001; interest rates ranging from 9.25% to
   12%                                                             897            1,196

Notes payable to a bank  maturing in 2007;
   interest at prime (8.25% to December 31,
   1996) plus 2.0%; collateralized by
   property and equipment                                        3,808            1,658

Notes payable to financial  institution  maturing
   in 1997 through 2000; bearing interest at
   prime plus .50% to 1.25%; collateralized by
   property and equipment                                        3,161            8,043

Mortgage note payable to a financial
   institution maturing in 2007; bearing
   interest at 11.35%; collateralized by                        11,435           11,500
   property and equipment

Other                                                            1,046              538
                                                              --------         --------
                                                                60,226           56,305

   Less: current maturities                                      1,861            1,588
                                                              ----------       --------
                                                              $ 58,365         $ 54,717
                                                              ==========       ========

The Company operates two communities that are financed through sale-leaseback obligations. At the end of the tenth year of he fifteen-year leases, the Company has options to repurchase the communities for the greater of the sales prices or their current replacement costs less depreciation plus land at current fair market values. Accordingly, these transactions have been accounted for as financings, and the Company has recorded the proceeds from the sales as financing obligations, classified the lease payments as interest expense and continues to carry the communities on its books and record depreciation.

NOTE G - PREFERRED STOCK

The following summarizes the various classes of preferred stock (amounts in thousands except per share data):


                                                            September 30,     December 31,
                                                                1997              1996
Series B cumulative  convertible  preferred                     ----              ----
   stock,  $.10 par value;  liquidation value of
   $310 in 1997 and $1,330 in 1996; authorized,
   100 shares; issued and outstanding, 3 and 13
   shares in 1997 and 1996, respectively                      $      1        $      1

Series C cumulative  convertible  preferred
   stock,  $.10 par value;  liquidation value
   of $0 in 1997 and $1,000 in 1996;
   authorized, 20 shares; issued and
   outstanding, 0 and 10 shares in 1997 and                                          1
   1996, respectively

Series D  cumulative  preferred  stock,  $.10
   par  value;  liquidation  value of $3,375;
   authorized, issued and outstanding
   675 shares                                                       68              68
                                                              ----------      --------
                                                              $     69        $     70
                                                              ==========      ========


NOTE H - NEW ACCOUNTING PRONOUNCEMENT

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

During 1994 the Company began a series of steps to focus its business on the development, management and ownership of assisted living communities. The Company's historical businesses during the past five years have included ownership and operation of skilled nursing and retirement centers, real estate investments and manufacture and leasing of electric convenience vehicles and wheelchairs. The nursing and retirement centers and convenience vehicle businesses have been sold, and the real estate investments are being liquidated. During 1994, the Company began independently to develop its assisted living business, began construction of its first assisted living community in July 1995, and opened such community to residents on May 30, 1996. By July 1, 1996, the Company (not including the communities of Wedgwood and American Care) had three additional assisted living communities under construction. In order to increase the Company=s presence in the assisted living industry, create geographic diversity and obtain experienced personnel, the Company acquired Wedgwood in March 1996 and American Care in December 1996. The Wedgwood Acquisition has been accounted for as a purchase, and the historical financial statements of the Company do not include any revenues or earnings (losses) attributed to Wedgwood prior to the acquisition. The American Care acquisition has been accounted for as a pooling of interests and accordingly, the Company=s financial statements have been restated to include the accounts and operations of American Care for all periods prior to the acquisition.

Results of Operations

Three and nine month periods ended September 30, 1997 compared to three and nine month periods ended September 30, 1996. Revenues and Operating Expenses from Assisted Living Operations Revenues were $9,863,000 and $28,053,000 for the three and nine months ended September 30, 1997 as compared to $8,229,000 and $19,912,000 for the three and nine months ended September 30, 1996. Community operating expenses, which consists of assisted living community expenses, lease expense and depreciation and amortization, were $8,653,000 and $24,220,000 for the three and nine months ended September 30, 1997 as compared to $6,768,000 and $16,574,000 for the three and nine months ended September 30, 1996.

Wedgwood was acquired effective March 31, 1996 in a transaction accounted for as a purchase. The revenue and related expenses for the three month period ended March 31, 1996 for the 16 communities acquired through the Wedgwood acquisition are not included in the amounts for the nine month period ended September 30, 1996. The revenues and related expenses for Wedgwood for the three months ended March 31, 1996 were $4,262,000 and $3,670,000, respectively. The balance of the increases are due to the opening of new communities and increased census at the existing communities.


                                                                  Three Month Period Ended
                                                                       September 30, 1997
                                                                 (Amounts in thousands)


                                                               Stabilized        Start-up             Total
                                                              Communities        Communities
                                                                  (1)               (2)
                                                              -----------        -----------         --------
Assisted Living Community Income                              $  9,050           $     813           $  9,863
Assisted Living Community Operating
   Expenses                                                      5,835                 790              6,625
                                                              --------           --------            --------



Gross Operating Income                                           3,215                 23               3,238

Lease Expense                                                    1,133                 89               1,222
Community depreciation and
   amortization                                                    610                196                 806
                                                              --------           --------            --------




Income (loss) from community
   operations                                                $   1,472           $   (262)           $  1,210
                                                             =========          =========           =========


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

Corporate General and Administrative Expenses

General and administrative expenses were $1,249,000 and $3,952,000 for the three and nine months ended September 30, 1997 compared to $1,726,000 and $3,923,000 for the three and nine months ended September 30, 1996. The decrease in the corporate general and administrative expenses for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 was a result of the consolidation of the Company's administrative functions in the Dallas Corporate Office. The increase in the expenses for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 was due primarily to the acquisition of Wedgwood.

Interest and Dividend Income

Interest and dividend income for the three and nine months ended September 30, 1997 was $98,000 and $331,000 compared to $206,000 and $691,000 for the comparable period in 1996. The decrease in interest and dividend income is due to a decrease in cash available for investment purposes.

Interest Expense

Interest expense for the three and nine months ended September 30, 1997 was $1,725,000 and $4,894,000 compared to $1,260,000 and $2,948,000 for the comparable period in 1996. The increase in interest expense represents the interest incurred on the mortgage debt and financing obligations on the Wedgwood communities, as well as debt incurred on new communities which opened in 1997 and 1996.

Discontinued Operations

Earnings from discontinued operations consist of the Real estate operations that are classified as held for sale.

The Real estate operations had net earnings of $18,000 and $141,000 for the three and nine months ended September 30, 1997 and earnings of $54,000 and $183,000 for the comparable period in 1996. The decrease in 1997 was due to the sale of the North Carolina Shopping Center which occurred in April 1997. That sale resulted in a gain of $323,000 net of income tax, in 1997.

The sale in the first quarter of 1996 of the Mobility Group resulted in a gain on sale, net of tax, of $580,000.

Liquidity and Capital Resources

At  September  30,  1997,  the  Company  had a deficit  in  working  capital  of
$3,660,000. As of September 30, 1997, the Company had assets of $122,294,000,liabilities of $88,162,000 and stockholders' equity of $34,132,000.

In October 1997, the Company obtained a short term line of credit for $3,500,000. Borrowings from this line of credit will bear interest at an annual rate of 7% and are due on March 15, 1997

In October 1997, the Company announced plans to spin-off to it's shareholders it's wholly owned subsidiary Residential Healthcare Properties, Inc. (RHP). The details of the spin-off are included in a Form 10 filing, which has been filed with the Securities and Exchange Commission. RHP has an agreement to sell $15,000,000 of preferred stock. This transaction is contingent upon completion of the spin-off.

In addition, the Company is currently negotiating financing with various financial institutions and other lenders.

The Company owns three shopping centers in Georgia. While the centers are profitable, they do not fit into the Company=s long range strategic plans and commitment to the assisted living industry. The Company is actively attempting to sell all the centers. In addition the Company has a contract to sell one of its assisted living communities in North Carolina. The proceeds from this sale will be used to pay property related debts. Management expects that the proceeds from the sale of the assets will be at least equal to their book value.

As of September 30, 1997, the Company has loans in place or has received commitments for future financing, subject, in the case of the commitments, to final documentation, as follows:

I. Health Care REIT, Inc. has issued a commitment to provide $60 million over three years to acquire and pay 100% of the construction costs of assisted living communities to be leased to the Company. The term of the leases will range from 11 years to 14 years plus two five-year renewal options, with lease payments based upon the interest rate on U.S. Treasury notes plus 3.75%, subject to inflation adjustments not to exceed .25% per year. A 1% commitment fee is required, as each lease is entered into. The Company will have the option to purchase each community at the end of the term for its original cost plus 50% of the difference between the amount financed and the fair market value. As additional security to the lessor, the Company will provide a letter of credit for 5% of the amount financed, a first lien on personal property and receivables of the community, and subordination of management fees and rentals from subtenants.

     The commitment is in three segments of $20 million each, with approval of the REIT=s Investment Committee before using the second and third segments. As of September 30, 1997, the Company had utilized $5.3 million of the commitment for funding the Oak Park property under construction in Clermont, Florida.

II. In 1995 Health Care REIT, Inc. provided mortgage loan commitments for two communities totaling $16,891,000. Of that amount, $4,536,000 was used to refinance one of the communities (Camelot) and $5,625,000 was used to construct another community (La Villa) which opened in the fourth quarter of 1996. The balance includes $5,160,000 to fund construction of the Camelot Assisted Living community, which is under construction, and $645,000 to fund certain improvements to the existing Camelot community that are complete, along with $925,000 for the construction of a second phase of La Villa, which is not presently scheduled for development. The construction loans convert to term loans upon completion of construction. The term loans mature in seven to ten years, initially bear interest at a rate of 4.5% over the corresponding U.S. Treasury Note rate and are secured by the communities, an assignment of leases, rents and management contract, letters of credit and an assignment of the communities licenses and permits.

III. The Company has two loans from First National Bank & Trust Co. of McAlester, Oklahoma totaling $5.2 million to provide mortgage financing for the two assisted living Communities in Muskogee, Oklahoma and Sherman, Texas. Such loans require a 2% commitment fee and are payable in 10 years (but callable at the discretion of the bank in 5 years) based on a 20 year amortization, with interest at prime plus 2% (subject to a minimum interest rate of 8.70% and a maximum interest rate of 12.75%). As of September 30, 1997, the Company had utilized $2.6 million for the Muskogee community and $1,208,000 for the Sherman community.

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

Forward Looking Statements

Certain statements included in this Managements= Discussion and Analysis are forward looking statements that predict the future development of the Company. The realization of these predictions will be subject to a number of variable contingencies, and there is no assurance that they will occur or be realized in the time frame proposed. The risks associated with the potential actualization of the Company's plans include: contractor delays, the availability and cost of financing, availability of manageria oversight and regulatory approvals, to name a few.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Health Care Property Investors vs. Greenbriar, et al.

In October, 1996, Health Care Property Investors, Inc. filed a complaint for unspecified damages against the Company, Victor Lund, a director of the Company, and related entities and others. Health Care Property Investors alleges that entities related to the Company had breached terms of two leases of communities through a transfer of control of the tenant without the payment of "transfer consideration" called for in the leases. In addition, Health Care Property Investors alleged that the Company tortiuously interfered with the leases because of the transfer.

An order was entered on or about October 31, 1997 granting a motion for summary judgment which was filed on behalf of all of the defendants in the case. Subject to an approval this order disposes of all matters in this case. HCPI has not filed an appeal, however, the deadline for an appeal has not yet expired.

Benetic Financial vs. Wedgwood et al.

The plaintiff seeks to collect in excess of $1,000,000 on an alleged loan brokerage agreement. There is no signed loan brokerage agreement between Wedgwood and the plaintiff in this action. Plaintiff alleged that he delivered a loan brokerage agreement to Wedgwood, which they verbally accepted.

On or about October 16, 1997 a directed verdict was entered in favor of Wedgwood and all other defendants. Subject to an appeal, this order disposes of all matters in this case. Benetic has not filed an appeal, however, the deadline for an appeal has not yet expired.


Subsequent to September 30, 1997 the Company and Victor L. Lund (former majority owner of Wedgwood) entered into an agreement to whereby Mr. Lund conveyed to the Company 125,000 shares of common stock of the Company, and the Company agreed to indemnify Lund for all liabilities and expenses incurred by him arising out of the above referenced litigation.

Item 4:
    Item  6:  Exhibits and Reports on Form 8-K

       a) The following exhibits are filed with this report:

          27.1 Financial schedule required by Item 601 of Regulation S-B

       b) There were no reports on Form 8-K filed by the company during the quarter ended September 30, 1997.

                             Greenbriar Corporation


Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.




                                                 Greenbriar Corporation



Date:  November 17, 1997                         By: /s/ Gene S. Bertcher
                                                    ---------------------
                                                 Executive Vice President
                                                 Chief Financial Officer