Form 10KSB
period 1997-12-31
GREENBRIAR CORP
filed 1998-04-15
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR
[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the transition period from______ to______

                          Commission file number 0-8187
                             GREENBRIAR CORPORATION
             (Exact name of Registrant as specified in its charter)

           Nevada                                             75-2399477
(State or other jurisdiction of                              (IRS Employer
 Incorporation or organization)                              Identification No.)

 4265 Kellway Circle, Dallas, Texas                            75244
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (972) 407-8400

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of Each Exchange
      Title of Each Class                              on Which Registered
      -------------------                             -----------------------
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

                        YES [ X ]        NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the closing sales price on March 31, 1998, was approximately $34,713,000.

At March 31, 1998, the issuer had outstanding approximately 6,769,000 shares of par value $.01 Common Stock.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on May 29, 1998.

Transitional Small Business Disclosure Format (check one):

                             YES [   ]    NO [X]



                             GREENBRIAR CORPORATION
                      Index to Annual Report on Form 10-KSB
                       Fiscal year ended December 31, 1997




PART I                                                                                                PAGE

Item 1:           Description of Business                                                                3
Item 2:           Description of Properties                                                             16
Item 3:           Legal Proceedings                                                                     16
Item 4:           Submission of Matters to a Vote of Security Holders                                   17


PART II

Item 5:           Market for Common Equity and Related Stockholder Matters                              17
Item 6:           Management's Discussion and Analysis or Plan of Operation                             17
Item 7:           Financial Statements                                                                  21
Item 8:           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                                   22


Part III

Item 9:           Directors, Executive Officers, Promoters and Control Persons; Compliance
                  With Section 16(a) of the Exchange Act                                                22
Item 10:          Executive Compensation                                                                22
Item 11:          Security Ownership of Certain Beneficial Owners and
                  Management                                                                            22
Item 12:          Certain Relationships and Related Transactions                                        22


Part IV

Item 13:          Exhibits and Reports On Form 8-K                                                      22


                                     PART I


ITEM 1:  DESCRIPTION OF BUSINESS
------   -----------------------

Overview and Background of Assisted Living Operations

Greenbriar Corporation (the "Company") is a leading assisted living company that operates assisted and full service independent living communities designed to serve the needs of the elderly population. Assisted living residents generally comprise frail elderly persons who require assistance with the activities of daily living such as ambulation, bathing, eating, personal hygiene, grooming and dressing, but who do not generally require more expensive skilled nursing care. Independent living residents typically require only occasional assistance but receive other support services. In addition, the Company also develops and operates communities for residents suffering from Alzheimer's or other related dementia, a growing specialty within the assisted living industry.

As of March 31, 1998, the Company operated 55 communities in 12 states, with a capacity of 4,260 residents, consisting of 52 communities in which the Company has ownership or leasehold interests and three communities managed for third parties. One of the Company's leased properties is managed by a third party. The Company plans to pursue an aggressive growth strategy through development and construction and, when opportunities arise, to acquire other communities and assisted living companies through strategic acquisitions. As of March 31, 1998, the Company had three assisted living communities with capacity for 138 residents under construction or development.

The Company existed from 1981 until 1989 as a real estate investment trust. In late 1989, control of the Company changed to current management, who undertook to dispose of its REIT properties and establish a new focus on services to and products for the elderly. In 1991 the REIT was reorganized as a Nevada Corporation. Until 1994, the Company's business was the acquisition, operation and sale of retirement, nursing and other healthcare communities, as well as commercial real estate, and the manufacture and sale or lease of mobility assistance equipment. In 1994 the Company decided to change its business emphasis to the assisted living industry, and by early 1996 it had sold its existing nursing homes and retirement centers, most of its commercial real estate, and its mobility equipment subsidiaries.

Beginning in 1995 the Company began developing and constructing  assisted living
communities;   however,   the  significant  growth  that  occurred  was  through
acquisitions that were completed in 1996 and 1997.

Acquisition of Wedgwood Retirement Inns, Inc.

Effective March 31, 1996, Greenbriar acquired Wedgwood Retirement Inns, Inc. ("Wedgwood"), which along with its principals owned various interests in 15 predecessor entities, each of which owned, leased or managed at least one assisted or independent living community.

Wedgwood was one of the first builders and management companies in the retirement and assisted living industry. At the time of the acquisition Wedgwood owned and managed 1,292 units of full-service retirement and assisted living, including some that provided Alzheimer's care. The communities were located in six states: Washington, Oregon, California, Idaho, New Mexico and Texas. As of March 1996, Wedgwood had three communities under construction, containing 225 assisted living units and Alzheimer's beds.

Wedgwood was purchased from 23 individuals, all of whom were unrelated to Greenbriar, who received 1,624,958 shares of Greenbriar common stock.

Acquisition of American Care Communities, Inc.

Effective December 31, 1996, the Company issued 1,300,000 shares of its Common Stock in exchange for all of the outstanding common stock of American Care Communities, Inc. ("American Care"). American Care owned or leased 15 assisted living communities with approximately 1,350 units, located primarily in North Carolina and managed one community for a third party. The merger was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements were restated to include the accounts and operations of American Care for all periods prior to the merger.

Acquisition of The Windsor Group

In October 1997 Greenbriar issued 160,000 shares of Greenbriar common stock in the acquisition of the Windsor Group. The Windsor Group owned and operated two communities in South Carolina with a resident capacity of 162 and had two communities under construction and expansion underway in one of the two existing communities. The completion of that construction will provide the service capacity for an additional 122 residents.

Acquisition of Villa Residential Care Homes, Inc.

On December 29, 1997, Greenbriar acquired Dallas, Texas based Villa Residential Care Homes, Inc., and related partnerships ("Villa"). Villa leased and operated 12 assisted living communities in Texas with a resident capacity of 955. A Greenbriar subsidiary became the managing general partner of the operating partnerships.

The purchase price was 184,476 shares of registered Greenbriar common stock and 10,464,321 operating partnership units convertible after a one year holding period into 536,990 shares of Greenbriar common stock subject to future registration rights. An additional 85,984 shares of common stock and 1,568,904 operating partnership unites convertible into 80,510 shares of common stock subject to future registration rights may be issued within two years based on certain of the communities meeting performance requirements. The total number of Greenbriar common shares to be issued in the transaction will therefore be between 721,466 and 887,960.

Real Estate Operations

As of March 31, 1998, the Company owned three shopping centers in Georgia. While all the centers are profitable, they do not fit into the Company's long range strategic plans and commitment to the assisted living industry. The Company is actively attempting to sell all the centers.

The Assisted Living IndustryAssisted Living Industry

The Company believes that the assisted living industry is emerging as a preferred alternative to meet the growing demand for a cost-effective setting in which to care for the elderly who do not require the more intensive medical attention provided by a skilled nursing center, but who cannot live independently due to physical or cognitive frailties. In general, assisted living represents a combination of housing, general support services and 24-hour a day personal care services designed to aid elderly residents with the activities of daily living ("ADLs"). Certain assisted living communities may also provide assistance to residents with low acuity medical needs, or may offer higher levels of personal assistance for incontinent residents or residents with Alzheimer's disease or other forms of dementia. Generally, assisted living residents have higher levels of need than those of residents of independent retirement living communities but lower than those of residents in skilled nursing centers. Annual expenditures in the assisted living industry have been estimated to be approximately $12 billion, including communities ranging from "board and care" to full-service assisted living communities such as those operated by the Company.

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

         Demographic and Social Trends. The target market for the Company's services is generally persons 75 years and older, one of the fastest growing segments of the U.S. population. According to the U.S. Census Bureau, the portion of the U.S. population age 75 and older is expected to increase by 31%, from approximately 13.2 million in 1990 to over
         16.6 million by the year 2000, and the number of persons age 85 and older is expected to increase approximately 41% during the 1990s from
         3.1 million to approximately 4.5 million. It is estimated that approximately 57% of the population of seniors over age 85 need assistance with ADLs and approximately 50% of such seniors develop Alzheimer's disease or other forms of dementia. According to the United States Bureau of the Census, the median net worth of householders age 75 and older has increased from $61,491 in 1988 to $76,541 in 1992.

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

Business Strategy

The Company believes that significant growth opportunities exist to provide assisted living services to the rapidly growing elderly population. The Company has aggressively expanded its operations through the acquisition of communities and assisted living companies. The Company also seeks to improve the operating performance of its communities through the continued enhancement of its operations. The Company is developing and constructing communities in markets where it already has its management infrastructure in place and in markets that are underserved.

The majority of the Company's current communities are operated and marketed on a private-pay, single occupancy basis. Most double occupancy is non-related people who are state-assisted residents. Most of the Company's state-assisted residents are in Texas and North Carolina communities. Texas is one of a few states that has a Medicaid waiver program currently operating. North Carolina has one of the best reimbursement rates in the nation for assisted living and was a pioneer in supporting the development of assisted living as one way of containing costs of caring for the state's aging population.

As America ages, the Company believes that more states will adopt a reimbursement policy similar to Texas and North Carolina, primarily a double occupancy approach. Some, however, may stress a single occupancy approach. The Company believes that the assisted living industry will primarily continue as a private-pay industry for the foreseeable future, but may become more price-sensitive as more people need assisted living and for longer periods due to increased life spans. Costs of caring for an aging America may become more of a private-pay, state-assisted partnership than currently exists.

The Company uses the same development strategy for special care units in combined Alzheimer's and assisted living communities and in dedicated special care communities. The units and common space are designed for flexibility so that they can be primarily single occupancy or primarily double occupancy - again, based on market demand.

The Company believes that this occupancy-flexible development strategy will provide a competitive advantage over its competitors who do not have units and common space large enough to readily accommodate double occupancy.

The top management of the Company has extensive acquisition experience and contacts in the assisted living and long-term care industry. The rapid growth achieved this past year came primarily from acquisitions. The Company believes that acquisition is the best way to meet its growth goals. The full service retirement and assisted living industry is very fragmented and still primarily a single proprietor business.

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

Offer Residents Customized Care and Service Packages. The Company continually seeks to expand its range of services to meet the evolving needs of its residents. The Company offers each of its residents a personalized assisted living service plan which may include any combination of basic support care, personal care, supplemental services, wellness services, and if needed, Alzheimer's and special care services, subject to the level of services allowed to be offered by the licensing in place at each community. By offering services in an "unbundled" manner, charging only for the services needed and involving the active participation of the resident, the Company is able to customize its service plans to meet the specific needs of each resident. As a result, the Company believes that it is able to maximize customer satisfaction while avoiding the high cost of delivering all services to all residents without regard to need or choice. The care plan for each resident is periodically reviewed and updated by the Company, the resident, the resident's family and the resident's physician.

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

Selectively Increase Service Pricing Levels. The Company regularly reviews opportunities to increase resident service fees within its existing markets, while maintaining competitive market positions. In keeping with this strategy, the Company will continue to offer high quality assisted living services at average to above average prices and generally target private-pay residents. The Company's private-pay residents are typically seniors who can afford to pay for services from both their own and their families' financial resources. Such resources may include social security, investments, proceeds from the sale of their residence, contributions from family members and insurance proceeds from long-term care insurance policies.

Improve Operating Efficiencies. The Company seeks to improve operating results of its communities by actively monitoring and managing its operating costs. In addition, the Company believes that concentrating communities within selected geographic regions may enable the Company to achieve operating efficiencies through economies of scale, reduce corporate overhead and provide for more effective management supervision and financial controls. The Company is also able to obtain volume discounts through enhanced purchasing power for a variety of items including food supplies, insurance, equipment and other items.

Offer Alzheimer's Dedicated Communities. As of March 1998, the Company had 17 communities with distinct special care wings specifically designed to serve the needs of individuals with Alzheimer's disease and other forms of dementia through the provision of a variety of specialty care services. The Company plans to build a portion of its new communities with a distinct Alzheimer's wing which will allow the Company to offer this service to the elderly with this disease and other forms of dementia, will create an opportunity for residents to age in place within the same community, and will allow special security and support of Alzheimer's residents. The Company believes this will allow it to continue serving residents for a longer period of time, and provide a desirable alternative for its residents and their families. However, most of the new communities will be designed to be flexible enough to allow the Alzheimer's wing to be used only for assisted living residents if demand for Alzheimer's care is not adequate to justify maintaining a distinct Alzheimer's program in a particular community. The Company's experience and research indicate that
Alzheimer's residents often respond better by sharing a suite with another Alzheimer's resident rather than being in a single occupancy suite. Consequently, the Company's Alzheimer's programs are designed to allow double occupancy, although rooms are available on a single occupancy basis.

Assisted Living Services

The Company offers a wide range of full service retirement and assisted living care and services to its residents. The residents are allowed to select among the services offered beyond basic support services and are charged only for the services they need. Management believes this provides the Company with a competitive advantage over other service providers in the industry who offer discrete levels of services and base their charges on the level of services offered regardless of whether a resident requires or uses all of the services available at a particular level.

The services offered by the Company can generally be categorized as follows:

               Basic Support Services. These services include providing up to three meals per day in a common dining room, special dietary planning, laundry, general housekeeping, organized social and other activities, transportation, communities maintenance, utilities (except telephone) and 24-hour security monitoring.

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

               Alzheimer's and Special Care Services. The Company has a distinct Alzheimer's special care wing in 17 of its existing communities and generally plans to include a distinct Alzheimer's wing in the communities constructed and developed by the Company for the assisted living market. Alzheimer's care includes a higher 24-hour staff ratio to provide oversight and activity programs scheduled around-the-clock in the Alzheimer's wing, which is secured from the rest of the building and includes secured outdoor walking paths.

Properties

Operating Communities. The following table sets forth certain information with respect to communities that were operated by the Company at March 31, 1998. The Company owns, leases, holds equity interest in or manages, on behalf of third parties, these communities. The Company considers its communities to be in good operating condition and suitable for the purpose for which they are being used.



                              EXISTING COMMUNITIES
                                                                                            Company
                                                          Care                Resident     Operations
         Community                  Location              Level      Units   Capacity(     Commenced       Ownership
         ---------                  --------              -----      -----   ----------    ---------       ---------
                                                                                 1)
Owned, leased  by Company:
Berne Village               New Bern, NC              S, FE, DC          156         165         Oct-93    Owned (2)
Camelot                     Harlingen, TX             S                  172         172         Sep-94    Owned (2)
Corpus Christi Northwest    Corpus Christi, TX        FE                  48          64           1990   Leased (3)
Corpus Christi South        Corpus Christi, TX        FE                  76          86           1996   Leased (3)
Country Oaks of Chiefland   Chiefland, FL             FE                  37          58         Dec-95    Owned (2)
Countrytime Inn             Kings Mountain, NC        FE, DC              32          54         Jun-95    Owned (2)
Crown Pointe (6)            Corona, CA                S, FE,             136         136         Jan-93     Owned (2,5)



Granbury                    Granbury, TX              FE                  36          43         Jan-98   Leased (3)
Graybrier                   Southern Pines, NC        FE, DC              56          92         Feb-94    Owned (2)
Greenbriar at Camelot       Harlingen, TX             FE, DC              82          98         Jan-98   Leased (3)
Greenbriar at Denison       Denison, TX               FE, DC              44          67         May-96    Owned (2)
Greenbriar at Muskogee      Muskogee, OK              FE                  48          69         Mar-97    Owned (2)
Greenbriar at Sherman       Sherman, TX               FE                  48          73         Mar-98    Owned (2)
Greenbriar at Wilmington    Wilmington, NC            FE                  64          64           1988   Leased (3)
Harlingen                   Harlingen, TX             FE                  23          46           1990   Leased (3)
Hermitage House             Bladenboro, NC            FE                  59          59           1986   Leased (3)
La Villa                    Roswell, NM               FE, DC              80          91         Nov-96   Leased (3)
Lincolnshire                Lincoln City, OR          S, FE               64          64         Nov-95    Owned (2)
Maranatha Manor             Spartanburg, SC           FE,DC               31          51           1997    Owned (2)
Meadowbrook Place           Baker, OR                 FE                  50          50         Dec-92    Owned (2)
Mount Olive                 Mount Olive               FE                  65         103           1985   Leased (3)
Mt. Pleasant Private        Mt. Pleasant, TX          FE                  34          40           1993   Leased (3)
Mt. Pleasant State          Mt. Pleasant, TX          FE                  17          34           1989   Leased (3)
Neawanna by the Sea         Seaside, OR               S, FE               59          59         Jan-90 Leased (4,7,10)
Oak Park, Clermont          Clermont, FL              FE                  59          61         Nov-97   Leased (3)
Oak Park, Ft Worth          Fort Worth, TX            FE                 150         150         Jan-98   Leased (3)
Oakridge                    Sanford, NC               FE                  47          85         Dec-95   Leased (3)
Pacific Pointe              King City, OR             S                  113         113         Jan-93   Leased (3)
Palm House                  Fort Worth, TX            S                  155         155           1985   Leased (3)
Red Oak Manor               Greenville, NC            FE                  30          58         Feb-95   Leased (3)
Rose Garden Estates         Ritzville, WA             FE                  21          21         Nov-95    Owned (2)
Rose Manor of Cary          Cary, NC                  FE, DC              55          61         Oct-96    Owned (2)
Rose Tara Plantation        King, NC                  FE                  38          65         Sep-94    Owned (2)
Rose Terrace of Wendell     Wendell, NC               FE, DC              52         100         May-94   Leased (3)
Rose Vista Village of       Fayetteville, NC          S, FE               64          94         Feb-95   Leased (3)
Fayetteville
Rose Vista Village of       Goldsboro, NC             S, FE               63          93         Feb-95   Leased (3)
Goldsboro
Rose Vista Village of       Kinston, NC               S, FE               64          93         Feb-95   Leased (3)
Kinston
Rose Vista Village of       Wilson, NC                S, FE, DC           76         119         Feb-95   Leased (3)
Wilson
Royal Oaks                  Sanford, NC               FE                  25          40         Dec-95   Leased (3)
Summer Hill                 Oak Harbor, WA            FE                  59          61         Feb-94    Owned (2)
Sweetwater Springs          Lithia Springs, GA        FE, DC              48          48         Oct-96   Leased (9)
Tandy                       Fort Worth, TX            FE                  81         108           1984   Leased (3)
The Terrace                 Portland, OR              FE, DC              65          69         May-91    Owned (2)
Tyler                       Tyler, TX                 FE                  44          64           1991   Leased (3)
Villa del Rey Merced        Merced, CA                S                   92          92         Dec-79   Leased (3)
Villa del Rey Roswell       Roswell, NM               S, FE              133         133         Oct-88  Leased (4,7)
Villa del Rey Visalia       Visalia, CA               S                   98          98         Dec-79   Leased (3)
Villa del Sol               Roswell, NM               S                   12          12         Dec-95    Owned (2)
Wedgwood Terrace            Lewiston, ID              FE, DC              40          51         Nov-95    Owned (2)
Windsor House Greenville    Greenville, SC            FE, DC              31          50         Nov-97    Owned (2)
Windsor House West          Spartanburg, SC           FE, DC              74         111           1991    Owned (2)
Wolfforth                   Wolfforth, TX             FE                  26          46         Jan-98   Leased (3)

Subtotal/Average                                                       3,332       4,089
                                                                       -----       -----

Managed, but owned by third party
Homeplace                   Burlington, WA            DC                  21          36         Feb-98     Managed
Scarborough Terrace         Scarborough, ME           FE, DC              64          75         Jan-96     Managed
Timberhill Place            Corvallis, OR             FE                  60          60         May-95     Managed


Total                                                                  3,477       4,260
                                                                       =====       =====


                         COMMUNITIES UNDER CONSTRUCTION

                                                          Care                Resident Anticipated     Anticipated
         Community                  Location              Level       Units   Capacity   Opening        Ownership
          -------                    -------             -------     -------  -------    -------         -------
Spartanburg expansion       Spartanburg, SC                FE              30       30      Q2 98          Own
Windsor House Florence      Florence, SC                   FE              26       42      Q2 98          Own

Total                                                                      56       72
                                                                         ----     ----

                  Occupancy
Key:
   S  - basic support and supplemental services are offered.
   FE - basic  support,  supplemental,  personal care and wellness  services are offered  ("Frail  Elderly").
   DC - Alzheimer's  and special care services are offered ("Dementia Care").

(1) Anticipated number of residents, although capacity exists for additional residents with double occupancy of more units.
(2) Subject to first mortgage. Historically, each community has generally been pledged as collateral on a single mortgage or deed of trust securing a note payable to a bank, financial institution, individual or other lender. The mortgages and deeds of trust mature between 1998 and 2018 and bear interest at fixed and variable interest rates ranging from 7.5% to 11.35% as of December 31, 1997. The Crown Pointe community is subject to a mortgage and note payable to the Redevelopment Agency of the City of Corona, California, is payable into a sinking fund semi-annually in increasing amounts from $65,000 to $420,000 through May 2015, and bears interest at a variable interest rate equal to 5.6% at December 31, 1996. Future communities owned and mortgaged by the Company will likely be pledged as collateral for mortgage credit lines, which relate to more than one community. See Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."
(3) Leased from third party individuals or partnership. Initial lease terms generally range from 10 to 20 years, and mature between 1999 and 2011. The Company is responsible for all costs including repairs to the community, property taxes and other direct operating costs of the community. Leases generally include clauses that allow for rent to increase over time based on a specified schedule or on an increase in the consumer price index. Generally, the Company has an option to purchase the community after a specified period, or at expiration of the lease, at a price generally equal to market value. As of December 31, 1997, the Company had available, subject to periodic review, commitments for approximately $90 million of lease credit lines for future communities. See Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."
(4) Community is leased from a Real Estate Investment Trust. The lease was part of a sale - leaseback transaction. The lease commenced in 1994 and expires in 2009. The Company has an option to purchase the community in 2004 and in 2009 for an amount equal to the greater of the sales price or the current replacement cost less actual depreciation.
(5)      Company owns 60% of real estate and the lessee.
(6) Crown Pointe is being expanded and construction is expected to be complete in April. Upon completion, there will be 165 units with a capacity of 168. Five of these units will be designated as Alzheimer units with an effective capacity of eight.
(7) Company owns 49% of lessee. Victor L. Lund, a director of the Company, owns the other 51%, and the Company has an option to purchase his interests in these entities for $10,000.
(8) Of these units, 114 have been sold to residents who then pay a reduced monthly fee. The Company agrees to repurchase the units that are sold at a price ranging from 65% to 80% of the fair market value at the date of repurchase, based upon the number of years the resident owned the unit.
(9)      Leased from a REIT for 15 years  expiring in 2011.
(10)     Property is managed by third party.

Plans for Construction. The Company generally retains independent general contractors to construct its communities. The Company approves all aspects of development including, among other things, site selection, plans and specifications, the proposed construction budget and selection of the architect and general contractor. The Company estimates the average capitalized cost to develop, construct and open a community (including land acquisition, architectural and engineering, construction period interest and loan fees) to be approximately $75,000 per unit, and average construction time for a typical community to be approximately twelve to eighteen months, depending upon the number of units. The Company estimates that, once opened, it takes approximately six to twelve additional months after licensure for each community to achieve a stabilized occupancy level of 92% or higher. The Company anticipates that each community will have an average operating loss (before depreciation) of approximately $350,000 prior to reaching stabilized occupancy. Expansion projects generally cost less to build and to lease up.

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

Need for Additional Financing; Risk of Rising Interest Rates, Development Delays and Cost Overruns. To achieve its growth objectives, the Company will need sufficient financial resources to fund its development, construction and acquisition activities. Accordingly, the Company's future growth will depend on its ability to obtain additional financing on acceptable terms. The Company expects to experience negative cash flow from operations for at least 12 months following March 1998 as it continues to develop and construct assisted living communities. There can be no assurance that any newly constructed communities will achieve a stabilized occupancy rate and attain a resident mix that meet the Company's expectations or generate sufficient positive cash flow to cover operating and financing costs associated with such communities. The Company will, from time to time, seek additional funding through public or private financing, including equity or debt financing. If additional funds are raised or acquisitions are made in exchange for equity securities, stockholders may experience dilution. Further, such equity securities may have rights, preferences or privileges senior to those of the Common Stock. To the extent the Company finances its activities through debt, sale/leaseback or leasing arrangements, the Company may become subject to certain financial and other covenants which may restrict its ability to pursue its rapid growth strategy. There can be no assurance that adequate equity, debt, sale/leaseback or lease financing will be available as needed or on terms acceptable to the Company. A lack of available funds may require the Company to delay, scale back or eliminate all or some of its development and acquisition projects and could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

Repair and Maintenance. The Company conducts routine repairs and maintenance of its communities on a regular basis, as needed. Several of the Company's communities acquired in the Wedgwood, American Care and Villa acquisitions have been in operation for ten years or more. The Company has no other current plans for significant expenditures relating to its existing communities, and considers them to be in good repair and working order.

Community Description

The Company's existing communities as of March 1998 range in size from 12 to 165 units, are from one to three stories, and from 10,000 to 148,000 square feet. Most of the new communities to be constructed by the Company will have 60 or more units, one or two stories and 35,000 to 70,000 square feet. Each community has or will have a large family room, usually equipped with a fireplace, a spacious open dining area, library, TV room, commercial kitchen, beauty salon, laundry, and indoor and outdoor recreational areas. Units generally range in size from approximately 330 to 400 square feet for a studio unit, to 470 to 650 square feet for a one bedroom unit, and 680 to 850 square feet for a two bedroom unit. Assisted living units typically include a private bathroom, kitchenette, closets, living and sleeping areas, as well as a lockable door, emergency call system, individual temperature controls, fire alarm and sprinkler system, among other amenities.

Alzheimer's care units are approximately the same size as studios and contain only sleeping, limited storage and, in some of the units, bathroom areas. Most do not have emergency call systems but do have sprinkler and fire alarm systems.

Operations

The day-to-day operations of each community are managed by an Executive Director who is responsible for all operations of the community, including overseeing the quality of care and services, marketing, coordinating social activities, monitoring financial performance and ensuring appropriate maintenance of the grounds and building. The Company also consults with outside providers, such as pharmacists and dieticians, to assist residents with medication review, menu planning and response to any special dietary needs. Personal care, dietary services, housekeeping and laundry services are performed primarily by line staff who are either part or full-time employees of the Company and who are trained to perform a variety of such services. Most building maintenance services are performed by part or full-time employees, while elevator, HVAC maintenance and landscaping services are generally performed by third party contractors.

The Company's senior management and other personnel located at the Dallas, Texas executive office and King City, Oregon and Spartanburg, South Carolina area offices provide support services to each of the Company's communities, including development of operational standards, budgets and quality assurance programs, recruiting, training, and financial and accounting services, such as data processing, accounts payable, billing and payroll services. Corporate personnel and community Executive Directors collaborate with respect to the establishment of community goals and strategies, quality assurance oversight, development of Company policies and procedures, development and implementation of new programs, cash management, human resource management and community development.

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

The Greenbriar Way. At Greenbriar the foremost mission is excellence in service to residents. To that end, the Company's leadership dedicates itself to excellence in the supervision and professional development of Service Partners, whose day-to-day duty is to provide that service.

The Company's philosophy of management is to demonstrate by its actions and require from its Service Partners high standards of personal integrity; to develop a climate of openness and trust; to demonstrate respect for human dignity in every circumstance; to be supportive in all relationships; to promote teamwork by involving Service Partners in the management of their own work; and to promote the free expression of ideas and opinions.

The Quality Initiative. The Greenbriar Initiative for Quality is the product of a collaborative effort of corporate leadership and Greenbriar's Professional

Advisory Board to provide the underlying philosophy for the Greenbriar commitment to deliver quality in the lives of residents, their families and friends, the Service Partners and owners and all who come under the umbrella of Greenbriar Corporation.

It is rooted in the belief that life for the residents can be meaningful and fulfilling and that residents can and should make the decisions concerning their daily life. The Initiative for Quality partners with "The Greenbriar Way", the program for Service Partner training and performance, and becomes the consistent way in which care is provided throughout the day.

The Initiative for Quality and The Greenbriar Way distinguish the Company. Through it individuals will come to the Greenbriar Communities not only to live but to life.

The Company has employed Herbert Shore, Ed.D., president of Shore & Associates Geriatric and Elderly Services, Dallas, Texas, as a Quality of Life Consultant. He has been a long term care administrator and has previously taught at the Center for Studies in Aging at the University of North Texas. His primary responsibility is to assist management in developing and implementing the Company's Quality of Life Initiative.

Family and Resident Feedback. The Company surveys residents on an annual basis to monitor the quality of services provided to residents and the level of satisfaction of residents and their families. The Company is presently implementing surveys of family members of residents to monitor the quality of services. The Company also plans to establish an "800" number customer response line to encourage feedback from residents, family members, and other visitors in it's communities.

Regular Community Inspections. Community inspections are conducted by regional vice presidents and other regional staff on a regular basis. These inspections cover the appearance of the exterior and grounds; the appearance and cleanliness of the interior; the professionalism and friendliness of staff; resident care plans; the quality of activities and the dining program; observance of residents in their daily living activities; and compliance with governmental regulations. A detailed community audit program is used to assure the inspections are thorough and to facilitate corrective action, if required.

Marketing

The Company's marketing and sales efforts are undertaken on both regional and local levels. This effort is intended to create awareness of the community and its services among prospective residents, their families, other key decision-makers and professional referral sources. The corporate marketing staff develops overall strategies for promoting the community throughout its markets and continuously assesses the success of its efforts. Most communities have on staff a Company relations coordinator dedicated to sales and marketing activities, who is guided and trained by corporate marketing personnel. For smaller communities who do not have a community relations coordinator, the Executive Director performs these sales and marketing functions.

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

In the states in which the Company operates, a license is not required to provide basic support services. Currently, assisted living and Alzheimer's care communities are not specifically regulated as such by the federal government.

However, the Company's communities are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. Although regulatory requirements vary from state to state, these requirements generally address, among other things, staff education, training and records; staffing levels; community services, including administration and assistance with self-administration of medication; physical community specifications; size and furnishing of community units and common areas; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities. Most of the Company's communities are required to possess state licenses in order to provide the levels and types of services in the states in which they operate. A limited number of the Company's communities is not required to possess such licenses, however, because they do not supply care and/or supervision to an extent requiring them to be licensed under their respective state's laws. The Company's communities are also subject to various state or local building codes and other ordinances, including safety codes. Management anticipates that the states which are establishing regulatory frameworks for assisted living communities will require licensing of assisted living communities and will establish varying requirements with respect to such licensing. The Company has obtained all required licenses for each of its communities and expects that it will obtain all required licenses for each new community. Each of the Company's licenses must be renewed annually.

Currently, only a few states have certificate of need ("CON") requirements for assisted living communities. If federal and state reimbursements increase or there is overbuilding in the industry, other states may initiate CON requirements. If this occurs, the operators who can grow rapidly in the next few years could have a distinct advantage, inasmuch as this barrier to entry could limit overbuilding and competition, such as occurred in some nursing home markets in the past.

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

A few states have already elected to participate in the Medicaid Home and Community Care Options Act of 1990 ("MHCCOA") and several other states are studying the program. Texas, where the Company is headquartered, is one of the states that have already elected to participate in the program. Under MHCCOA, states now have the option to use Medicaid funds to support services for low income, frail older persons, in places of residence other than nursing centers. The program allows the state to amend its Medicaid statutes to use funds in this manner, thus avoiding the repeated process of obtaining a Medicaid waiver. Any community participating in this payment program must meet all applicable state and federal rules and regulations.

The Company participates in federal and state reimbursement programs. However, the Company expects the bulk of its revenues to come from private payments.
Conversely, if the proposed Medicaid block grants are signed into law, the Company could experience a dramatic increase in revenues from these sources, particularly with respect to its double occupancy units. Many of the Company's existing and to be built communities can accommodate double occupancy and still provide a quality lifestyle.

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

Competition

The long-term care industry generally is highly competitive and the assisted living and Alzheimer's care businesses in particular have and will continue to become increasingly competitive in the future. The Company competes with other assisted living companies and numerous other companies providing similar long-term care alternatives such as home health agencies, community-based service programs, retirement communities and convalescent centers (nursing homes). In addition, the Company competes with a number of tax-exempt nonprofit organizations which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company and which are generally exempt from income tax. In most markets where the company operates or plans to operate the level of competition is increasing both from regional and national providers and local providers. The Company expects this trend to continue and many markets may be overbuilt. If reimbursement programs such as the medicaid waiver program increases, assisted living competition will grow from existing and new companies focusing primarily on assisted living. Nursing home centers that provide long-term care services are also a source of competition for the Company, particularly with respect to Alzheimer's care services. Many of the Company's present and potential competitors have, or may have access to, greater financial, management and other resources than those of the Company. There can be no assurance that competitive pressures will not have a material adverse effect on the Company.

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

The Company has conducted environmental assessments of all of the sites currently under construction or development, as well as thirty-two of its existing communities that it operates plus one community it leases that is operated by a third party. These assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such environmental liability. Wedgwood has operated, for periods ranging from 2 to 19 years, nine communities for which environmental assessments have not been obtained. The Company believes that all of its communities are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its communities.

Control by Insiders

As of March 31, 1998, the Company's officers and directors and entities with which they are affiliated beneficially owned approximately 62.5% of the outstanding shares of Common Stock; Mr. James R. Gilley, Chairman of the Board of the Company, a corporation wholly owned by him, and his spouse and adult children (as individuals or as trustees for various family trusts), beneficially owned an aggregate of approximately 31.9% of the outstanding Common Stock of the Company, Mr. Victor L. Lund, a director of the Company and the founder of Wedgwood, beneficially owned approximately 16.4% of the outstanding shares of Common Stock, and Floyd B. Rhoades, President and Chief Executive Officer of the Company and a founder of American Care, beneficially owned approximately 12.5% of the outstanding shares of Common Stock. In addition, the Gilley family owns series D Voting Preferred Stock, which for stockholder votes, is the equivalent of 675,000 Common Shares. Accordingly, such individuals will have the ability, by voting their shares in concert, to control or significantly influence (i) the election of the Company's Board of Directors and, thus, the direction and future operations of the Company, and (ii) the outcome of all other matters submitted to the Company's stockholders, including mergers, consolidations, and the sale of all or substantially all of the Company's assets. In addition, the Company's officers and directors, including James R. Gilley, currently hold options or conversion rights to acquire 988,000 shares of Common Stock, certain of which options are subject to vesting requirements. The issuance of additional shares of Common Stock pursuant to the exercise of these stock options granted to management under the Company's stock option plan, would increase the number of shares held by the Company's executive officers and directors in the future.

Anti-Takeover Provisions

The Company's Articles of Incorporation and Bylaws contain, among other things, provisions (i) establishing a classified board of directors; (ii) authorizing shares of preferred stock with respect to which the Board of Directors has the power to fix the rights, preferences, privileges and restrictions without any further vote or action by the stockholders; (iii) requiring holders of at least 80% of the outstanding Common Stock to join together in requesting a special meeting of stockholders; and (iv) prohibiting removal of a director other than for "cause", and then only if the holders of at least 80% of the outstanding Common Stock vote for such removal. The Company is also subject to Sections 78.411-78.444 of the Nevada Revised Statutes (the "Control Act") which in general prohibits any business combination involving the Company and a person that beneficially owns 10% or more of the outstanding Common Stock or an affiliate or associate of the Company who within the past three years was the beneficial owner, directly or indirectly, or 10% or more of the outstanding Common Stock, except under certain circumstances. The application of the Control Act and/or the provisions of the Company's Articles of Incorporation and Bylaws could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving the Company that some or a majority of the Company's stockholders might consider to be in their personal best interests, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price of the Common Stock, and may adversely affect the market price of, and the voting and other rights of, the holders of Common Stock.

Employees

At March 31, 1998, the Company employed approximately 1834 employees, including 1294 full-time and 540 part-time employees. The Company believes it maintains good relationships with its employees. None of the Company's employees are represented by a collective bargaining group.

Corporate Offices
Offices
The Company's principal office is a 27,500 square feet building that it owns in Dallas, Texas. The Company's Dallas office will meet the Company's needs for the foreseeable future.



ITEM 2:  DESCRIPTION OF PROPERTIES
------   -------------------------

     See Item 1 for a  discussion of properties owned or leased by the Company.


ITEM 3:  LEGAL PROCEEDINGS
------   ----------------

The Company is involved from time to time in legal proceedings that are incidental to its business. The following are the legal proceedings that are pending at March 1998.



Southern Care Corp.  vs Greenbriar, et al.

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

In 1995 the plaintiff and the Company each filed cross motions for summary judgment on the issue of whether the indebtedness was discharged. On December 3, 1997 the Georgia Court of Appeals granted Greenbriar's motion for summary judgment where they determined that the indebtedness was not discharged. In February 1998 the Georgia Supreme Court refused to hear the matter. The amount of indebtedness, including accrued interest, is approximately $ 11 million. The Company's basis for financial statement purposes in the indebtedness, net of related deferred gains, is approximately $ 4.2 million.

Health Care Property Investors vs. Greenbriar, et al.

In October, 1996, Health Care Property Investors, Inc. filed a complaint for unspecified damages against the Company, Victor L. Lund, a director of the Company, and related entities and others. Health Care Property Investors alleges that entities related to the Company had breached terms of two leases of communities through a transfer of control of the tenant without the payment of "transfer consideration" called for in the leases. In addition, Health Care Property Investors alleges that the Company tortuously interfered with the leases because of the transfer.

In October 1997 the court granted a motion for summary judgment which was filed on behalf of all the defendants in the case. HCPI has agreed not to file an appeal and reimburse the Company for a majority of their legal fees.

Benetic Financial vs. Wedgwood et al.

The plaintiff seeks to collect in excess of $1,000,000 on an alleged loan brokerage agreement. There is no signed loan brokerage agreement between Wedgwood and the plaintiff in this action. Plaintiff alleges that he delivered a loan brokerage agreement to Wedgwood, which they verbally accepted.

In October 1997 a directed verdict was entered in favor of Wedgwood and all other defendants. Wedgwood and another defendant were awarded reimbursement of their legal fees. The Company has been notified that Benetic has appealed the court's ruling.

The Company has been named as defendant in other lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition of the Company.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                                     Part II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------   --------------------------------------------------------

The Company's Common Stock is traded under the symbol "GBR" and is listed on the American Stock Exchange. The high and low closing sales prices of the Company's Common Stock on the American Stock Exchange during the last two fiscal years:

                                     1997                               1996
                           ------------------------            ------------------------
                            High               Low             High              Low
                            ----               ---             ----              ---
First Quarter              $19 1/4          $13 7/8           $16 3/4           $9 7/16
Second Quarter              23               18 1/8            17 5/8            14
Third Quarter               23 1/4           19 1/2            17 3/8            15 5/8
Fourth Quarter              21               17 5/8            16                12 3/8



The above prices have been adjusted to reflect a one for five reverse split of the Common Stock that occurred on December 1, 1995.

The Company has not paid cash dividends on its Common Stock during at least the last ten fiscal years and, for the foreseeable future, the Company expects to retain all earnings to finance the future expansion and development of its business. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will be dependent on the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant. The Company's ability to pay dividends in the future may be limited by the terms of future debt financing and other arrangements.

No dividends can be paid on the Company's common stock if dividends are in arrears on the Company's preferred stock. All dividend payments on preferred stock are current.

The closing price on the Company's common stock on March 31, 1998, was $14.06 per share. As of March 31, 1998, there were 3,823 holders of record of the Company's common stock.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------   ---------------------------------------------------------

Overview

During 1994 the Company began a series of steps to focus its business on the development, management and ownership of assisted living properties. The Company's historical businesses during the past five years have included ownership and operation of skilled nursing and retirement centers, real estate investments and manufacture and leasing of electric convenience vehicles and wheelchairs. The nursing and retirement centers and convenience vehicle businesses have been sold, and the real estate investments are being liquidated. During 1994, the Company began independently to develop its assisted living business, began construction of its first assisted living community in July 1995, and opened such community to residents on May 30, 1996. By July 1, 1996, the Company (not including the communities of Wedgwood and American Care) had three additional assisted living communities under construction. In order to increase the Company's presence in the assisted living industry, create geographic diversity and obtain experienced personnel, the Company acquired Wedgwood in March 1996, American Care in December 1996, Windsor in October 1997 and Villa in December 1997. The acquisitions of Wedgwood, Windsor and Villa have been accounted for as purchases, and the historical financial statements of the Company do not include any revenues or earnings (losses) attributed to those operations prior to the acquisition. The American Care acquisition has been accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated to include the accounts and operations of American Care for all periods prior to the acquisition.



Liquidity and Capital Resources

At December 31, 1997, the Company had working capital of $3,037,000.

In December 1997 the Company sold Series F and Series G preferred shares for $22,000,000 less selling and offering costs of $453,000. Payment was received in January 1998.

The Series F voting preferred stock has a liquidation value of $10.00 per share and each share is convertible into 5.7 shares of common stock. The holder has the option to convert beginning in January 2000 and must convert by January 2001. Cumulative dividends are payable in cash at a rate of 6%.

The Series G preferred stock has a liquidation value of $10.00 per share and each share is convertible into 5.7 shares of common stock. The holder has the option to convert beginning in January 2000 and must convert by January 2001. Cumulative dividends are payable in cash at a rate of 6%.

In connection with the sale, the Company entered into an agreement which provides that, on the date of conversion, if the value of the Company's common stock has not increased at the annual rate of at least 14% during the period the preferred shares are outstanding, the Company is required to make a Cash Payment (the Cash Payment) to the preferred stockholders equal to the market price deficiency on the shares received upon conversions.

The 14% guaranteed return will be accredited by a charge to accumulate deficit. The amount of the Cash Payment that would be required assuming conversion at each balance sheet date will be transferred from stockholders equity to temporary equity. At December 31, 1997, no Cash Payment would have been due assuming conversion took place.

Throughout 1997 and into 1998 the Company has been refinancing certain of its long term debt. In July 1997 and January 1998 the Company refinanced the debt on a total of six of its communities resulting in a lower interest rate and additional working capital of $2,800,000 and $1,935,000 respectively.

As of December 31, 1997, the Company has loans in place or has received commitments for future financing, subject, in the case of the commitments, to final documentation, as follows:

     (i) Health Care REIT, Inc. has issued a commitment to provide $90 million to acquire and pay 100% of the construction costs of assisted living communities to be leased to the Company. The term of the leases will be the maximum term available for operating lease treatment but not less than 13 years plus three five-year renewal options. The credit facility will expire on December 31, 2000. A 1 % commitment fee is required, as each lease is entered into. The Company will have the option to purchase each community at the end of the term for its original cost plus 50% of the increase in its fair market value. As additional security to the lessor, the Company will provide a letter of credit for 5% of the amount financed, a first lien on personal property and receivables of the community, and subordination of management fees and rentals from subtenants.



     (ii) In 1995 Investors Real Estate Trust ("IRET") issued a commitment to provide 100% of the construction costs up to $2,810,000 for Sweetwater Springs in Lithia Springs, Georgia that opened in October 1996. Upon completion the community was leased to the Company for a term of 15 years. In 1996 the commitment was increased by $1,540,000 to a maximum of $4,350,000 in order to provide for the construction of a second phase of the community consisting of 16 Alzheimer's special care units. The Company has an option to purchase the Community at fair market value during the first nine months of the fourteenth year of the lease. The lease is secured by the community.

Construction of the second phase has been deferred indefinitely. Though some of the additional funding has been utilized, the remaining funds available are considered sufficient to complete the second phase.

In addition to development and construction financing, described above, Comerica Bank-Texas has issued a commitment to provide $1,600,000 to finance buses and other vehicles to transport residents of the Company's communities. Each vehicle will be financed at 90% of cost and the loan for each vehicle will be amortized over 48 months. The interest rate will be prime plus one percent. As of March 31, 1998, the company has used $600,000 of this commitment. The Company believes it has adequate resources to complete its communities currently under construction and development and plans to use the balance of such committed sources and its net working capital in excess of operating needs for future development of assisted living communities.

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

Fiscal 1997 as Compared to Fiscal 1996

Revenues and Operating Expenses from Assisted Living Operations. Revenues increased to $38,979,000 in 1997 as compared to $29,785,000 in 1996. The primary reasons for the increase were the acquisition of Wedgwood and the continued growth of Greenbriar. Wedgwood was acquired effective March 31, 1996 and as such the financial statements for 1996 reflect nine months of operations as compared to twelve months of operations in 1997. In addition, the Company's total communities increased from 32 at December 31, 1996 to 52 at December 31, 1997. Community operating expenses, which consist of assisted living community expenses, lease expense and depreciation and amortization, were $34,306,000 in 1997 as compared to $25,152,000 in 1996. The primary reasons for these increases, as discussed above, is the acquisition of Wedgwood and the continued growth of Greenbriar.


                          Year Ended, December 31, 1997
                             (Amounts in thousands)


                                                      Stabilized             Start-up
                                                      Communities          Communities            Total
                                                      -----------          -----------           -------
Assisted Living Community Income                        $35,926               $3,053             $38,979


Assisted Living Community Operating Expenses            23,197                3,113              26,310
                                                        ------                -----              ------


Gross Operating Income                                  12,730                 (61)              12,669


Lease Expense                                            4,285                 378                4,663


Community Depreciation & Amortization                    2,614                 719                3,333
                                                         -----                 ---                -----


Income (Loss) from Community Operations                 $5,830               ($1,157)            $4,673



         (1) Stabilized communities are those communities that have been operating for one year or have achieved stabilized occupancy of 95% or more.
         (2) Start-up communities are those communities that have not been operating for one year or have not achieved a stabilized occupancy of 95% or more.

Corporate General and Administrative Expenses. These expenses were $5,652,000 in 1997 as compared to $6,731,000 in 1996. The overall decrease, despite the growth of the Company, was due to the consolidation of accounting and administrative functions into the Dallas office. During 1996 Greenbriar, Wedgwood and American Care were operated as three separate companies. Each company had its own corporate office, executive officers, corporate staff, accounting department and other related costs. In the first quarter of 1997 these corporate functions were centralized in Dallas.

Interest and Dividend Income. Interest and dividend income was $479,000 in 1997 as compared to $771,000 in 1996. The decrease is due to a decrease in cash available for investment.

Interest Expense. These expenses increased to $6,801,000 in 1997 as compared to $4,457,000 in 1996. The increase is due to the increase in the number of communities the Company owned in 1997 as compared to in 1996.

Other income (expenses)                             (Amounts in thousands)

                                                  Year ended December 31,
                                                  1997                1996
Write-off of note receivable                      $(2,000)            $ _
Write-off of investment securities                 (2,100)              _
Gain of settlement of litigation                    2,409               _
Prepayment penalty on mortgage payable             (1,300)              _
Other                                                 (5)             626
                                                  --------        -------

                                                  $(2,996)           $625
                                                  ---------       -------

In December 1997 management determined that it was in the best interests of the Company to exchange its note receivable of $2,000,000 for certain of the borrower's trade receivables. Due to the uncertainty as to the value of the trade receivables the Company has fully written off the note and has placed no value on the trade receivables. Further, the Company has preferred stock of $2,100,000 in the above borrower. Due to deteriorating financial condition of the borrower the Company has fully written off it's investment.

When the Company acquired Wedgwood certain representations were made by the seller. Subsequent to the acquisition two lawsuits were filed against the Company and the seller. In October 1977 the Company and the seller entered into an agreement whereby the Company would indemnify the seller for any damages resulting from the lawsuits and agreed to assume responsibility for all legal fees associated with the lawsuits. In return the seller agreed to give the Company 125,000 shares of Greenbriar stock. Subsequent to the agreement both the defendants were awarded a summary judgment and a directed verdict, including legal fees, by the respective courts. The Company has recorded a gain on the transaction of the fair market value of the stock, net of legal fees.

In October the Company agreed to an early payoff on a loan on three of it's communities. The loan, which was refinanced at a lower rate of interest had a prepayment penalty.

Discontinued Operations. Earnings from discontinued operations consist of the real estate operations that are classified for sale. The real estate operations had net earnings of $153,000 in 1997 and $238,000 in 1996. The decrease in 1997 was a result of the sale of the North Carolina shopping center in April 1997. The sale resulted in a gain of $323,000, net of income tax, in 1997.

Deferred Taxes. At December 31, 1997, the Company had a deferred tax asset of $2,632,000. The asset is expected to be recovered within 2-3 years from earnings of current operations as well as gains from sales of assets.

Fiscal 1996 as Compared to Fiscal 1995

Revenues and Operating Expenses from Assisted Living Operations. Revenues increased to $29,785,000 in 1996 as compared to $7,964,000 in 1995. The principal reasons for the increase were the acquisition of Wedgwood and the growth of American Care. Wedgwood was acquired effective March 31, 1996, and the financial statements reflect nine months operations with respect to the 16 communities acquired in the Wedgwood acquisition. American Care in December 1995 acquired the remaining 70% of five assisted living communities in which a 30% minority interest had been acquired in January 1995. The increase was also due to the acquisition by American Care of one assisted living community in June 1995 and three assisted living communities in December 1995. Assisted living community operations, lease expense, depreciation and amortization and interest expense all increased substantially in 1996 as compared to 1995. The primary reason for these increases, as discussed above, is the acquisition of Wedgwood and the growth of American Care.

Corporate General and Administrative Expenses. These expenses were $6,731,000 in 1996 as compared to $3,948,000 in 1995. The increase in these costs was primarily due to the acquisition of Wedgwood and American Care. The increase in the size of the Company, as well as the geographic dispersion of the properties being managed requires additional general and administrative costs. In addition, during 1996, Greenbriar, American Care and Wedgwood were operated as three separate companies. Each company had its own corporate office, executive officers, corporate staff, accounting department and other related costs (See Merger and Transition Expenses).

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

Forward Looking Statements

Certain statements included in this Management's' Discussion and Analysis are forward looking statements that predict the future development of the Company. The realization of these predictions will be subject to a number of variable contingencies, and there is no assurance that they will occur or be realized in the time frame proposed. The risks associated with the potential actualization of the Company's plans include: contractor delays, the availability and cost of financing, availability of managerial oversight and regulatory approvals, to name a few.

ITEM 7:  FINANCIAL STATEMENTS
------   --------------------

     The financial statements required by this Item begin at page F-1 hereof.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                                    PART III


The information required by Items 9, 10, 11 and 12 is incorporated by reference into this Form 10-KSB from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 29, 1998, which definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1998.


ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

     (a) The following exhibits required to be filed by Item 601 of Regulation S-B are filed as part of this Annual Report on Form 10-KSB:

Exhibit
Number            Description of Exhibits
-------           -----------------------

   2.1.1 Stock Purchase Agreement between Villa Residential Care Homes, Inc., William A. Shirley, Jr. and Greenbriar Corporation ("Registrant")(filed as Exhibit 2.1.1 to Registrant's Form 8-K Current Report on January 13, 1998 and incorporated herein by this reference).

   2.1.2 Exchange Agreement between Villa Residential Care Homes-Corpus Christi South, L.P. and Greenbriar Corporation ("Registrant") (filed as Exhibit 2.1.2 to Registrant's Form 8-K Current Report on January 13, 1998 and incorporated herein by this reference).


   2.1.3 Exchange Agreement between Villa Residential Care Homes-Granbury, L.P. and Greenbriar Corporation ("Registrant") (filed as Exhibit 2.1.3 to Registrant's Form 8-K Current Report on January 13, 1998 and incorporated herein by this reference).

   2.1.4 Exchange Agreement between Villa Residential Care Homes-Oak Park, L.P. and Greenbriar Corporation ("Registrant") (filed as
                  Exhibit 2.1.4 to Registrant's Form 8-K Current Report on January 13, 1998 and incorporated herein by this reference).


   2.1.5 Exchange Agreement between Villa Residential Care Homes-Fort Worth East, L.P. and Greenbriar Corporation ("Registrant") (filed as Exhibit 2.1.5 to Registrant's Form 8-K Current Report on January 13, 1998 and incorporated herein by this reference).

   2.1.6          Exchange  Agreement  between William A. Shirley,  Jr., Lucy M.
                  Brody and C. Kent Harrington and Greenbriar Corporation ("Registrant") (filed as Exhibit 2.1.6 to Registrant's Form 8-K Current Report on January 13, 1998 and incorporated herein by this reference).

   *2.2.1 Stock Purchase Agreement between Lone Star Opportunity Fund, L.P. and Greenbriar Corporation ("Registrant").

   *2.2.2 Certificate of Voting Powers, Designations, Preferences and Rights of Registrant's Series F Senior Convertible Preferred Stock dated December 31, 1997.

   *2.2.3 Certificate of Voting Powers, Designations, Preferences and Rights of Registrant's Series G Senior Non-Voting Convertible Preferred Stock dated December 31, 1997.

   *2.2.4 Form of Registration Rights Agreement between Registrant and Lone Star Opportunity Fund, L.P. as regards 1,400,000 shares of Registrant's Series F Senior Convertible Preferred Stock and 800,000 shares of Registrant's Series G Senior Non-Voting Preferred Stock.

   *2.2.5         Agreement   between  Lone  Star  Opportunity  Fund,  L.P.  and
                  Registrant regarding certain minimum values of Registrant's stock.

   *2.2.6 Agreement on Form of Promissory Note between Registrant and Lone Star Opportunity Fund, L.P.

   *2.2.7 Form of Promissory Note agreed to by Registrant and Lone Star Opportunity Fund, L.P. in Exhibit 2.2.7 of Registrant's Form 10-KSB and filed herewith.

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

   4.5.2 Registration Rights Agreement dated May 7, 1993 granted to the shareholders of Complete tion and Remuda Acquisition Corp. (filed as Exhibit 4.5.2 to Registrant's Form 10-KSB for the year ended December 31, 1993).

   4.5.3 Agreement and Plan of Merger dated June 30, 1994 with New Life Treatment Centers, Inc. relating to the disposition of Remuda Ranch Center for Anorexia and Bulimia, Inc. (filed as Exhibit
                  4.5.3 to Registrant's Form 10-KSB for the year ended December 31, 1994).

   4.5.4 Amended and Restated Certificate of Incorporation of New Life Treatment Centers, Inc.(filed as Exhibit 4.5.4 to Registrant's Form 10-KSB for the year ended December 31, 1994).

   4.5.5 Registration Right Agreement dated July 29, 1994 re. New Life Treatment Centers, Inc.(filed as Exhibit 4.5.5 to Registrant's Form 10-KSB for the year ended December 31, 1994).

   4.5.6 Restricted Stock Agreement dated July 29, 1994 re. New Life Treatment Centers, Inc. filed as Exhibit 4.5.6 to Registrant's Form 10-KSB for the year ended December 31, 1994).

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

   10.22.2 Extended and Consolidated Pledge Agreement dated effective May 23, 1992 between JRG Investment Co., Inc. and M.S. Holding Co. Corp. securing the Note referenced in Exhibit 10.22.1 (filed as Exhibit 10.22.2 to Registrant's Form S-4
                  Registration   Statement,  Registration   No.  33-55968,  and
                  incorporated herein by this reference).

   10.22.3 Pledge Agreement dated as of May 23, 1992 between James R Gilley and M.S. Holding Co. Corp. (filed as Exhibit 10.22.3 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

   10.22.4        Irrevocable  Proxy from James R. Gilley to  M.S.  Holding  Co.
                  Corp. relating to shares of capital stock of JRG Investment Co., Inc. (filed as Exhibit 10.22.4 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

   10.22.5 Blank Assignment and Power of Attorney signed by JRG Investment Co., Inc. relating to 482,000 (96,400 post December 1995 shares) shares of Registrant's Common Stock (filed as
                  Exhibit 10.22.5 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

   10.22.6 Blank Assignment and Power of Attorney signed by JRG Investment Co., Inc. relating to 1,268,000 shares (236,600 post December 1995 shares) of Registrant's Common Stock (filed as Exhibit 10.22.6 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

   10.22.7 Three Blank Assignments and Powers of Attorney signed by JRG Investment Co., Inc., each relating to 600,000 shares (120,000 post December 1995 shares) of Registrant's Common Stock (filed as Exhibit 10.22.7 to Registrant's Form S-4 Registration Statement, Registration No.
                  33-55968, and incorporated herein by this reference).

   10.22.8 Blank Assignment and Power of Attorney signed by JRG Investment Co., Inc. relating to 2,281,818 shares of Registrant's Common Stock (filed as Exhibit 10.22.8 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

   10.22.9 Blank Assignment and Power of Attorney signed by JRG Investment Co., Inc. relating to 905,557 shares of Registrant's Series A Preferred Stock (filed as Exhibit
                  10.22.9 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

   10.23 Purchase and Sale Agreement dated February 1, 1993 for the purchase of nursing homes in Houston and San Antonio, Texas (filed as Exhibit 10.23 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

   10.23.3 Assets Purchase Agreement dated December 13, 1994 with Hermann Park Manor and HCCI-Houston, Inc. for the Sale of Hermann Park manor (filed as Exhibit 10.23.3 to Registrant's Form 10-KSB for the year ended December 31, 1994).

   10.23.4 Assets Purchase Agreement dated December 13, 1994 with Alta Vista Nursing Center, Inc. and HCCI-Houston, Inc. for the Sale of Alta Vista Nursing Center (filed as Exhibit 10.23.4 to Registrant's Form 10-KSB for the year ended December 31,
                  1994).
                                       28

   10.25.1 Agreement dated September 14, 1994 to terminate and settle Executive Employment Agreement with Arthur G. Weiss (filed as
                  Exhibit 10.25.1 to Registrant's Form 10-KSB for the year ended December 31, 1994).

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

   10.36          Stock  Option  Agreement  dated  December 31, 1996  between
                  Registrant and James R. Gilley covering 200,000 shares of Common Stock.

   10.37          Employment Agreements dated December 31, 1996

   10.38 Stock Purchase Warrant dated December 31, 1996 between registrant and The April Trust

   *22.1          Subsidiaries of Registrant.

   *23.1          Consent of Grant Thornton.

   *27.1          Financial Data Schedule required by Item 601 of Regulation S-B


*    Filed herewith.

        (b)       Reports on Form 8-K  -  none

SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act"), the Company has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GREENBRIAR CORPORATION



April 8, 1998                                By:    /s/ Gene S. Bertcher
                                                    ----------------------
                                                    Gene S. Bertcher
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             GREENBRIAR CORPORATION


April 8, 1998       By:      /s/ Floyd B. Rhoades
                             --------------------

                            Floyd B. Rhoades, President, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


April 8, 1998               /s/ James R. Gilley
                            -------------------
                             James R. Gilley, Chairman of the Board and Director

April 8, 1998               /s/ Floyd B. Rhoades
                            ---------------------
                            Floyd B. Rhoades, President, Chief Executive Officer
                            and Director

April 8, 1998               /s/ Don C.  Benton
                            ------------------
                            Don C. Benton, Director

April 8, 1998               /s/ Paul G. Chrysson
                            --------------------
                           Paul G. Chrysson, Director

April 8, 1998              /s/ Matthew G. Gallins
                           ----------------------
                           Matthew G. Gallins, Director

April 8, 1998              /s/ Michael E. McMurray
                           -----------------------
                           Michael E. McMurray, Director

April 8, 1998              /s/ Victor L. Lund
                           ------------------
                           Victor L. Lund, Director

               Report of Independent Certified Public Accountants




Board of Directors and Stockholders
Greenbriar Corporation


We have  audited  the  accompanying  consolidated  balance  sheet of  Greenbriar
Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenbriar Corporation and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Dallas, Texas
March 13, 1998

                             Greenbriar Corporation

                           CONSOLIDATED BALANCE SHEET
                             (Amounts in thousands)




                                                             December 31,
                   ASSETS                                       1997
                                                             ------------

CURRENT ASSETS
    Cash and cash equivalents                                $     23
    Accounts receivable - trade                                 1,162
    Stock subscription receivable                              22,000
    Other current assets                                        1,317
                                                             --------

               Total current assets                            24,502

REAL ESTATE OPERATIONS HELD FOR SALE,
    at lower of cost or market                                  3,097

DEFERRED INCOME TAX BENEFIT                                     2,632

INVESTMENT IN SECURITIES, AT COST                               2,025

MORTGAGE NOTE RECEIVABLE, net of deferred
    gain of $3,083                                              3,617

PROPERTY AND EQUIPMENT, AT COST
    Land  and improvements                                     12,114
    Buildings and improvements                                 80,758
    Equipment and furnishings                                   5,898
    Construction in progress                                    4,864
                                                             --------
                                                              103,634
       Less accumulated depreciation                            5,486
                                                             --------
                                                               98,148

DEPOSITS                                                        3,619

GOODWILL AND OTHER INTANGIBLES                                 12,129

OTHER ASSETS                                                    1,474
                                                             --------
                                                             $151,243
                                                             ========

                             Greenbriar Corporation

                     CONSOLIDATED BALANCE SHEET - CONTINUED
                (Amounts in thousands, except per share amounts)



                                                                    December 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY                                 1997
                                                                    ------------

CURRENT LIABILITIES
    Current maturities of long-term debt                                $13,403
    Notes payable - affiliate                                             1,479
    Accounts payable - trade                                              1,883
    Accrued expenses                                                      3,345
    Other current liabilities                                             1,798
                                                                         ------

               Total current liabilities                                 21,908

MORTGAGE NOTES COLLATERALIZED BY
    REAL ESTATE HELD FOR SALE                                               893

LONG-TERM DEBT                                                           54,851

FINANCING OBLIGATIONS                                                    10,815

OTHER LONG-TERM LIABILITIES                                                 259

STOCKHOLDERS' EQUITY
    Preferred stock                                                         289
    Common stock, $.01 par value; authorized, 20,000 shares;
       issued and outstanding, 7,300                                         73
    Additional paid-in capital                                           83,339
    Accumulated deficit                                                 (18,669)
                                                                       --------
                                                                         65,032
    Less stock purchase notes receivable (including $2,250 from
       related parties)                                                  (2,515)
                                                                         62,517
                                                                       --------
                                                                       $151,243
                                                                       ========






         The accompanying notes are an integral part of this statement.


                             Greenbriar Corporation

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands, except share data)


                                                                           Year ended
                                                                          December 31,
                                                                      ---------------------
                                                                         1997         1996
                                                                         ----         -----

Revenue
    Assisted living operations                                        $ 38,824       $29,673
    Other                                                                  155           112
                                                                          ----          ----
                                                                        38,979        29,785
Operating expenses
    Assisted living operations                                          26,310        19,439
    Lease expense                                                        4,663         3,712
    Facility depreciation and amortization                               3,333         2,001
    General and administrative                                           5,652         6,731
    Merger and transition expense                                           -          2,836
                                                                           ---        ------
                                                                        39,958        34,719
               Operating loss                                             (979)       (4,934)

Other income (expense)
    Interest and dividend income                                           479           771
    Interest expense                                                    (6,801)       (4,457)
    Other income (expense), net                                         (2,996)          625
                                                                       -------          ----
                                                                        (9,318)       (3,061)

               Loss from continuing  operations
                   before income taxes                                 (10,297)       (7,995)

Income tax benefit                                                      (4,115)       (2,400)
                                                                       -------       -------

               Loss from continuing operations                          (6,182)       (5,595)

Discontinued operations
    Earnings from operations, net of income taxes                          153           238
    Gain on disposal, net of income taxes                                  322           520
                                                                          ----          ----

               NET LOSS                                                 (5,707)       (4,837)

Preferred stock dividend requirement                                      (334)         (365)
                                                                         -----         -----

Loss allocable to common stockholders                                  $(6,041)      $(5,202)
                                                                        ======        ======

Income (loss) per share
    Continuing operations                                                $(.99)       $(1.13)
    Discontinued operations                                                .07           .14
                                                                          ----          ----

    Net loss                                                             $(.92)       $ (.99)
                                                                          ====         =====

Weighted average number of common shares outstanding                     6,582         5,259



         The accompanying notes are an integral part of this statement.



                             Greenbriar Corporation

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)



                                                                                                                Stock
                                        Preferred stock           Common stock      Additional                 purchase
                                       -----------------       -----------------     paid in       Accumulated  notes
                                       Shares     Amount       Shares     Amount     capital         deficit   receivable    Total
                                       ------     ------       ------     ------    ---------       ---------  ----------   ------


Balances at January 1, 1996                34       $ 3         4,752       $48      $34,565       $ (7,418)     $(2,573)   $24,625

    Issuance of preferred stock         2,625       264            -        -         15,938             -            -      16,202
    Conversion of preferred stock      (1,970)     (197)        1,731        17          180             -            -          -
    Purchase of common stock               -         -            (12)       -          (123)            -            -        (123)
    Dividends on preferred stock            1        -             -         -            72           (387)          -        (315)
    Capital contribution                   -         -             -         -           600             -            -         600
    Net loss                               -         -             -         -            -          (4,837)          -      (4,837)
                                          ---       ---           ---       ---          ---        -------          ---     ------

Balances at December 31, 1996             690        70         6,471        65       51,232        (12,642)      (2,573)    36,152

    Issuance of common stock
       under stock option plans            -         -             28        -           318             -            -         318
    Issuance of common stock
       for acquisitions                    -         -            851         8       12,919             -            -      12,927
    Issuance of preferred stock         2,200       220            -         -        21,327             -            -      21,547
    Purchase of common stock               -         -           (125)       (1)      (2,408)            -            -      (2,409)
    Payments on stock purchase notes
       receivable                          -         -             -         -            -              -            58         58
    Conversion of preferred stock         (14)       (1)           75         1           -              -            -          -
    Dividends on preferred stock           -         -             -         -            -            (320)          -        (320)
    Net loss                               -         -             -         -            -          (5,707)          -      (5,707)
    Other                                  -         -             -         -           (49)            -            -         (49)
                                          ---       ---           ---       ---         ----            ---          ---       ----

Balances at December 31, 1997           2,876     $ 289         7,300       $73      $83,339       $(18,669)     $(2,515)   $62,517
                                        =====      ====         =====        ==       ======        =======       ======     ======



         The accompanying notes are an integral part of this statement.


                             Greenbriar Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)



                                                                                        Year ended
                                                                                       December 31,
                                                                                  ----------------------
                                                                                     1997         1996
                                                                                  --------      --------

Cash flows from operating activities
    Net loss                                                                      $ (5,707)     $ (4,837)
    Adjustments to reconcile net loss to net
       cash used in operating activities
          Discontinued operations                                                     (475)         (758)
          Depreciation and amortization                                              3,333         2,001
          Gain on settlement of litigation                                          (2,409)           -
          Loss on sales of assets                                                       -             19
          Write-off of note receivable                                               2,000            -
          Write-off of investment securities                                         2,100            -
          Stock dividends on investment securities                                     (39)         (133)
          Capital contributions as payment for services                                 -            600
          Deferred income taxes                                                     (4,115)       (1,979)
          Changes in operating assets and liabilities,
             net of effect of acquisition
                Accounts receivable                                                   (572)          255
                Other current and noncurrent assets                                  1,338           905
                Accounts payable and other liabilities                              (2,007)        2,893
                                                                                    ------        ------

                   Net cash used in operating activities of
                       continuing operations                                        (6,553)       (1,034)

    Net cash provided by (used in) operating activities
       of discontinued operations                                                       66           (85)
                                                                                       ---          -----

                   Net cash used in operating activities                            (6,487)       (1,119)





        The accompanying notes are an integral part of these statements.



                             Greenbriar Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Amounts in thousands)



                                                                                                    Year ended
                                                                                                   December 31,
                                                                                                ------------------
                                                                                                1997          1996
                                                                                                ----          ----
Cash flows from investing activities
    Collections of notes receivable                                                           $   126         $ 123
    Purchase of property and equipment                                                         (3,970)      (16,534)
    Additions to notes receivable                                                                  -            (23)
    Investing activities of discontinued operations                                             2,941            -
    Net cash received in acquisition of business                                                   -            739
                                                                                               ------        ------

                   Net cash provided by (used in)
                       investing activities                                                      (903)      (15,695)

Cash flows from financing activities
    Proceeds from borrowings                                                                    4,705        15,461
    Payments on debt                                                                              (17)       (1,426)
    Dividends on preferred stock                                                                 (320)         (315)
    Purchase of common and preferred stock                                                         -           (123)
    Deposits on financing obligations                                                              -         (1,622)
    Exercise of stock options                                                                     318            -
    Financing activities of discontinued operations                                                (8)           -
    Other                                                                                         (49)           -
                                                                                               ------        ------

                Net cash provided by (used in)
                  financing activities                                                          4,629        11,975
                                                                                               ------        ------

                NET DECREASE IN CASH
                   AND CASH EQUIVALENTS                                                        (2,761)       (4,839)

Cash and cash equivalents at beginning of year                                                  2,784         7,623
                                                                                              -------       -------

Cash and cash equivalents at end of year                                                      $    23       $ 2,784
                                                                                              =======       =======


        The accompanying notes are an integral part of these statements.

                             Greenbriar Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

    Nature of Operations
    --------------------

    Greenbriar Corporation's business consists of development and operation of assisted living communities located throughout the United States, which provide housing, hospitality and personal and healthcare services to elderly individuals. At December 31, 1997, the Company had 53 communities in operation in 12 states with a total capacity for 4,089 residents.

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

    Assisted Living Facility Revenue
    --------------------------------

    Assisted living community revenue is reported at the estimated net realizable value based upon expected amounts to be recovered from residents, third party payors, and others for services rendered. Services provided by certain of the Company's communities are reimbursed under various state assistance plans.

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

    Stock Options
    -------------

    The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.
    123, "Accounting for Stock-Based Compensation" (SFAS 123).

    Goodwill and Other Intangibles
    ------------------------------

    Goodwill is being amortized on the straight-line method over a period of fifteen years. Other intangibles include deferred financing costs, which are being amortized over the terms of the related borrowings under a method which approximates the interest method.

    Earnings (Loss) Per Common Share
    --------------------------------

    In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). In accordance with SFAS 128, the Company computes basic earnings
    (loss) per common share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In 1997 and 1996 all potential common shares were anti-dilutive. Accordingly, the adoption of SFAS 128 had no effect on 1997 and 1996 loss per share amounts.

                             Greenbriar Corporation

NOTE B - ACQUISITIONS

    Wedgwood Retirement Inns, Inc. and Affiliates
    ---------------------------------------------

    In March 1996, the Company acquired substantially all of the assets and liabilities of a number of companies under common control and managed by Wedgwood Retirement Inns, Inc. (Wedgwood). The business of these companies consists of the operation of 15 assisted living and Alzheimer's communities. To structure the Wedgwood acquisition as a tax-free exchange, the Company also acquired a shopping center in North Carolina from James R. Gilley and members of his family (the Gilley Group). Due to the fact that the Gilley Group is a majority stockholder of Greenbriar and owner of the shopping center, the property was recorded at the Gilley Group's historical cost basis of approximately $2,300,000. Consideration given was 675,000 shares of Series D preferred stock. Wedgwood's assets were valued at approximately $58,000,000 ($54,000,000 of property and equipment) and liabilities assumed were approximately $44,000,000. In exchange, Greenbriar issued 1,949,950 shares of Series E preferred stock, valued at approximately $14,000,000, to the Wedgwood shareholders. In 1996, the stockholders of the Company granted conversion rights to the series E preferred stock and it was converted into approximately 1,600,000 shares of the Company's common stock. The operations of Wedgewood have been reflected in the consolidated financial statements of the Company since April 1, 1996.

    Windsor Group LLC and Affiliates
    --------------------------------

    In October 1997, the Company acquired all of the assets and liabilities of Windsor Group LLC (Windsor) and all of the common stock of three companies who were affiliates of Windsor. The business of these companies consists of the operation of three assisted living communities in South Carolina. Consideration given was 130,000 shares of the Company's common stock valued at approximately $2,533,000. Additionally, upon completion of a community under construction, the Company will issue 28,531 additional shares of its common stock. Assets acquired were valued at approximately $12,100,000 and liabilities assumed were approximately $9,567,000. The operations of Windsor and affiliates have been reflected in the consolidated financial statements of the Company since October 1, 1997.

    Villa Residential Care Homes, Inc.
    ----------------------------------

    On December 31, 1997, the Company acquired all of the outstanding common stock of Villa Residential Care Homes, Inc. (Villa). Additionally, through a newly created partnership, the Company acquired lease rights and assumed certain liabilities of a number of entities affiliated with Villa. The business of these entities consists of the operation of 12 assisted-living communities throughout Texas. Consideration given was 184,476 shares of the Company's common stock and 10,464,321 units of the partnership valued at approximately $10,394,000. The operating partnership units are convertible after a one-year holding period into 536,990 shares of the Company's common stock. For accounting purposes, the common shares into which the operating units will be converted have been included in outstanding common shares. Assets acquired, which consist primarily of lease rights, were valued at $11,100,000 and liabilities assumed were approximately $706,000.



                                      F10

                             Greenbriar Corporation

NOTE B - ACQUISITIONS - Continued

    The following table presents pro forma unaudited consolidated results of operations for the years ended December 31, 1997 and 1996, assuming that the acquisitions had taken place at the beginning of the periods presented. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisitions been made at the beginning of the periods presented, or of future results of operations of the combined companies (in thousands, except per share data):

                                                                Year ended
                                                               December 31,
                                                            -------------------
                                                              1997        1996
                                                            -------     -------
       Revenue                                              $49,701     $42,248
       Loss from continuing operations                      $(6,801)    $(6,544)
       Net loss                                             $(6,326)    $(5,786)
       Preferred stock dividend requirement                  $ (334)     $ (445)
       Loss from continuing operations allocable
          to common stockholders                            $(7,135)    $(6,989)
       Loss allocable to common stockholders                $(6,660)    $(6,231)
       Loss per share
          Continuing operations                               $(.96)    $(1.14)
          Net loss                                            $(.90)    $(1.02)

    American Care Communities, Inc.
    -------------------------------

    On December 31, 1996, the Company issued 1,300,000 shares of its common stock in exchange for all of the outstanding common stock of American Care Communities, Inc. (American Care). At the date of acquisition, American Care, owned or leased 15 assisted living communities with approximately 1,350 units, located primarily in North Carolina. The merger has been accounted for as a pooling of interests and accordingly, the Company's consolidated financial statements have been restated to include the operations of American Care for all periods prior to the merger.

    In connection with the merger, a shareholder of American Care settled certain of American Care's obligations in exchange for approximately 45,000 shares of the Company's common stock received in the merger. For accounting purposes, this transaction, valued at $600,000, has been reflected as a contribution of capital with a corresponding charge to operations. Additionally, the Company incurred expenses related to the merger of $983,000, expenses related to attempted capital market activities of $774,000 and accrued severance costs related to the closure of the administrative offices of American Care and Wedgwood of $1,079,000. These amounts have been included in the statement of operations as merger and transition expense.

                             Greenbriar Corporation

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUTED


NOTE B - ACQUISITIONS - Continued

    Separate results of operations for the period prior to the merger with American Care are as follows (in thousands):

                                                                Year ended
                                                              December 31, 1996
                                                              -----------------
       Revenue
          Greenbriar                                             $13,523
          American Care                                           16,262

          Combined                                               $29,785

       Earnings (loss) from continuing operations
          Greenbriar                                             $(3,483)
          American Care                                           (2,112)

          Combined                                               $(5,595)

       Net earnings (loss)
          Greenbriar                                             $(2,725)
          American Care                                           (2,112)

          Combined                                               $(4,837)
                                                                 =======

NOTE C - DISCONTINUED OPERATIONS

    In 1995, management decided to sell the mobility products segment. The segment was sold in February 1996 for 8% preferred stock, which is not marketable, and notes valued at approximately $4,300,000, based upon fair value as determined by the Board of Directors. A gain of approximately $788,000, less applicable income taxes of $268,000 was recorded in 1996.

    In 1996,  the  Company  entered  into  negotiations  to sell  its  remaining
    non-assisted   living  real  estate  assets.   Accordingly,   the  Company's
    non-assisted living real estate operations have been reflected as discontinued operations. Management expects that the proceeds from the sales will be at least equal to the carrying value of the real estate assets.

    In 1997, the Company sold one of its real estate assets for cash consideration and recorded a gain of $491,000, less applicable income taxes of $169,000.

    The operations of the real estate segment have been presented in the accompanying financial statements as discontinued operations.

                             Greenbriar Corporation

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUTED


NOTE C - DISCONTINUED OPERATIONS - Continued

    Summarized   operating   results  of  these  segments  are  as  follows  (in
    thousands):

                                                                                                   Year ended
                                                                                                  December 31,
                                                                                               --------------------
                                                                                               1997            1996
                                                                                               ----            ----

       Revenues                                                                                $702            $864
                                                                                                ===             ===

       Earnings before income taxes                                                            $235            $361

       Income tax expense                                                                        82             123
                                                                                                ---             ---

             Net earnings                                                                      $153            $238
                                                                                                ===             ===


NOTE D - CASH FLOW INFORMATION

    Supplemental information on cash flows and noncash investing and financing transactions is as follows (in thousands):
                                                                                                   Year ended
                                                                                                  December 31,
                                                                                              --------------------
                                                                                                1997          1996
                                                                                              -------       -------
     Supplemental cash flow information
        Interest paid                                                                         $ 6,981       $ 4,460
        Income taxes paid                                                                          23            95

     Supplemental data on noncash investing and financing activities
        Stock dividend paid on preferred shares                                                    -             72
        Preferred stock subscribed                                                             22,000            -
        Purchase of common stock in exchange for assumption of liabilities                      2,409            -

     Sale of subsidiary
        Securities and note received                                                          $    -       $ (4,300)
        Assets sold                                                                                -          3,780
        Gain on sale                                                                               -            520
                                                                                              -------      --------

             Net cash effect of sale of subsidiary                                            $    -       $      -
                                                                                              =======      ========

   Business acquired
     Fair value of assets acquired                                                           $ 23,200      $ 59,890
     Cash received                                                                                 -            739
     Common stock issued                                                                      (12,927)      (16,202)
                                                                                              -------       -------

           Liabilities assumed                                                                $10,273      $ 44,427
                                                                                               ======       =======


                             Greenbriar Corporation

NOTE E - DEBT

    Long-term debt is comprised of the following (in thousands):


                                                                                          December 31,
                                                                                             1997
       Notes payable to financial  institutions maturing through 2015; fixed and          ------------
          variable interest rates ranging from 7.5% to 11.75% ; collateralized
          by, property, fixtures, equipment and the assignment of rents                    $30,090

       Notes  payable  to  individuals  and  companies  maturing  through  2022;
          variable   and  fixed   interest   rates   ranging   from  7%  to  12%
          collateralized  by  real  property,   personal   property,   fixtures,
          equipment and the assignment
          of rents                                                                           9,544

       Note  payable  to  the  Redevelopment  Agency  of  the  City  of  Corona,
          California,  payable into a sinking fund  semi-annually  in increasing amounts from $65 to $420 through May 1, 2015;  variable  interest rate of 5.6% at December 31, 1997; collateralized by personal
          property, land, fixtures and rents                                                 7,495

       Notes payable to related parties maturing in 2001; interest rates ranging
          from 9.25% to 12%.                                                                   897

       Notes payable to financial  institution  maturing in 1997  through  2000;
          interest at prime plus .50% to 1.25%; collateralized by property
          and equipment                                                                      8,023

       Mortgage note payable to a financial institution maturing in 2007;
          interest at 11.35%; collateralized by property and equipment                      11,413

       Other                                                                                   792
                                                                                            68,254
          Less:  current maturities                                                         13,403
                                                                                            ------
                                                                                           $54,851
                                                                                            ======

                             Greenbriar Corporation

NOTE E - DEBT - Continued

     Aggregate annual principal maturities of long-term debt at December 31, 1997 are as follows (in thousands):

          1998                                                 $13,403
          1999                                                   4,467
          2000                                                   1,364
          2001                                                   3,324
          Thereafter                                             9,217
                                                                36,479
                                                                ------
                                                               $68,254
                                                               =======

     Certain of the loan agreements contain various restrictive covenants, which require, among others things, the maintenance of certain financial ratios, as defined.


NOTE F - FINANCING OBLIGATIONS

    The Company operates two communities that are financed through sale-leaseback obligations. At the end of the tenth year of the fifteen-year leases, the Company has options to repurchase the communities for the greater of the sales prices or their current replacement costs less depreciation plus land at current fair market values. Accordingly, these transactions have been accounted for as financings, and the Company has recorded the proceeds from the sales as financing obligations, classified the lease payments as interest expense and continues to carry the communities on its books and record depreciation. Payments under the lease agreements are $1,167 for each of the years 1998 through 2001.


NOTE G - OPERATING LEASES

    The Company leases certain retirement centers under operating leases which expire through the year 2011 and has various equipment operating leases. The leases provide that the Company pay for property taxes, insurance, and maintenance.

    Future minimum payments following December 31, 1997 are as follows (in thousands):

          1998                                   $ 10,601
          1999                                     10,915
          2000                                     10,343
          2001                                      9,912
          Thereafter                               10,073
                                                   69,376
                                                 --------
                                                 $121,220
                                                 ========

   Lease expense in 1997 and 1996 was $4,663,000 and $3,712,000, respectively. Certain leases contain rent escalation clauses which are based upon future events or changes in indices.

                             Greenbriar Corporation

NOTE H - INCOME TAXES

    At December 31, 1997, the Company had net operating loss carryforwards of approximately $22,000,000 which expire between 1999 and 2012. However, approximately $5,100,000 of these net operating loss carryforwards have limitations that restrict utilization to approximately $600,000 for any one year. Also, carryforwards of $1,800,000, which expire between 2006 and 2008, may only be used to offset future taxable income of the subsidiaries in which the losses were generated.

    The following is a summary of the components of income tax expense (benefit) from continuing operations (in thousands):

                                                              Year ended
                                                             December 31,
                                                            -----------------
                                                           1997          1996
                                                           ----          ----
          Current                                       $     -       $    23
          Deferred                                       (4,115)       (2,423)
                                                         ------        ------

                                                        $(4,115)      $(2,400)
                                                        =======        ======

    Deferred tax assets, liabilities and associated valuation allowances were comprised of the following (in thousands):

                                                             December 31,
                                                                1997
                                                             ------------
       Deferred tax assets:
          Net operating loss carryforwards                     $ 7,501
          Note receivable                                          680
          Investment in securities                                 651
          Alternative minimum tax credit carryforwards             207
          Charitable contribution carryforwards                    438
          Accounts receivable                                      165
          Accrued expenses                                         178
          Financing obligations                                  1,802
          Other                                                    281
                                                                  ----

       Total deferred tax assets                                11,903

       Deferred tax liabilities:
          Property and equipment                                (9,271)

                 Net deferred tax asset                        $ 2,632
                                                                ======

                             Greenbriar Corporation

NOTE H - INCOME TAXES - Continued

    Management expects the net deferred tax asset will be recovered within two to three years from the Company's earnings from operations or gains on sales of assets.

    Following  is a  reconciliation  of  income  tax  expense  from   continuing
    operations with the amount of tax computed at the federal statutory rate of 34% (in thousands):


                                                                                         Year ended
                                                                                        December 31,
                                                                                    ---------------------
                                                                                      1997          1996
                                                                                    -------        -------

       Tax benefit at the statutory rate                                            $(3,501)      $(2,718)
       Change in deferred tax asset valuation allowance, exclusive
          of additions for business purchased in 1996                                  (418)          418
       Other                                                                           (196)         (100)
                                                                                      -----         -----

       Tax benefit                                                                  $(4,115)      $(2,400)
                                                                                     ======        ======

    Changes in the deferred tax valuation allowance result from assessments made by the Company each year of its expected future taxable income available to absorb its carryforwards.


NOTE I - STOCKHOLDERS' EQUITY

    Preferred Stock

    Preferred stock consists of the following (amounts in thousands, except per share amounts):

                                                                                              December 31,
                                                                                                 1997
                                                                                             --------------
       Series B cumulative convertible preferred stock, $.10 par value; liquidation
          value of $100; authorized, 100 shares; issued and outstanding, 1 share                  $  1

       Series D cumulative convertible preferred stock, $.10 par value; liquidation
          value of $3,375; authorized, issued ad outstanding, 675 shares                            68

       Series F voting cumulative convertible preferred stock, $.10 par value; liquidation
       value of $14,000; authorized, issued and outstanding, 1,400 shares                          140

       Series G cumulative convertible preferred stock, $.10 par value; liquidation
          value of $8,000; authorized, issued and outstanding, 800 shares                           80
                                                                                                   ---

                                                                                                  $289
                                                                                                  ====
    The Series B preferred  stock has a liquidation  value of $100 per share and is convertible into common stock over a ten-year period at prices escalating from  $25.00 per share in 1993 to $55.55 per share by 2001.  Dividends  at a rate of 6% are  payable  in cash or  preferred  shares at the  option of the
    Company.


                             Greenbriar Corporation

NOTE I - STOCKHOLDERS' EQUITY - Continued

    The Series D preferred stock has a liquidation value of $5 per share and is convertible into common stock at $10.00 per share. Dividends are payable in cash at a rate of 9.5%.

    The Series F voting preferred stock has a liquidation value of $10.00 per share and each share is convertible into .57 shares of common stock. The Series F shareholders have the rights, as a class, to elect one member of the Company's board of directors and to approve or reject certain transactions, including any mergers or spin-offs involving the Company. The holder has the option to convert beginning in January 2000 and must convert by January 2001. Dividends are payable in cash at a rate of 6%.

    The Series G preferred stock has a liquidation value of $10.00 per share and each share is convertible into .57 shares of common stock. The holder has the option to convert beginning in January 2000 and must convert by January 2001. Dividends are payable in cash at a rate of 6%.

    The Series F and Series G preferred shares were sold in December 1997 for $22,000,000, less selling and offering costs of $453,000. Payment was received in January 1998. In connection with the sale, the Company entered into an agreement which provides that, on the date of conversion, if the value of the Company's common stock has not increased at an annual rate of at least 14% during the period the preferred shares are outstanding, the Company is required to make a Cash Payment (the Cash Payment) to the preferred stockholders equal to the market price deficiency on the shares received upon conversion.

    The 14% guaranteed return will be accreted by a charge to accumulated deficit. The amount of the Cash Payment that would be required assuming conversion at each balance sheet date will be transferred from stockholders' equity to temporary equity. At December 31, 1997, no Cash Payment would have been due assuming conversion took place.

    Stock Options
    -------------

    In 1993, the Company established a long-term incentive plan (the 1993 Plan) for the benefit of certain key employees. Under the 1993 Plan, up to 217,500 shares of the Company's common stock are reserved for issuance. Options granted to employees under the 1993 Plan become exercisable over a period as determined by the Company and may be exercised up to a maximum of 10 years from date of grant. In 1997, the Company adopted the 1997 Stock Option Plan, under which up to 500,000 shares of the Company's common stock are reserve for issuance.

    In 1996 and 1997, the Company granted to the Chairman of the Board options, not covered by either plan, for 200,000 shares and 400,000 shares of common stock, respectively, which are exercisable immediately and expire in 2006 through 2007. Additionally, in 1997, the Company granted to the Chief Executive Officer options, not covered by either plan, for 200,000 shares of common stock, which are exercisable immediately and expire in 2007.

                             Greenbriar Corporation

NOTE I - STOCKHOLDERS' EQUITY - Continued

    SFAS 123 requires disclosure of pro forma net earnings (loss) and pro forma net income (loss) per share as if the fair value based method had been applied in measuring compensation cost for stock-based awards granted after January 1, 1995. The pro forma amounts are not necessarily representative of the effects of stock-based awards on future pro forma net income (loss) and pro forma net income (loss) per share because those pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before 1995.

    Reported and pro forma net loss and net loss per share amounts are set forth below (in thousands, except per share data):


                                                                                                1997          1996
                                                                                               ------        -----
         Net loss allocable to common stockholders (amounts in thousands)
              As reported                                                                     $(5,707)      $(4,837)
              Pro forma                                                                       $(8,696)      $(8,153)

         Net loss per share
              As reported                                                                     $  (.92)      $  (.99)
              Pro forma                                                                       $ (1.32)      $ (1.55)

    The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 37 percent for 1997 and 35 percent for 1996; risk-free interest rates of 5.9 percent for 1997 and 7.0 percent for 1996; no dividend yield; and weighted average expected lives of 7.3 years.

    Additional information with respect to options outstanding at December 31, 1997, and changes for the two years then ended was as follows:


                                                                                                  1997
                                                                                          -------------------------
                                                                                                           Weighted
                                                                                                           average
                                                                                                           exercise
                                                                                          Shares             price
                                                                                          -------          --------

       Outstanding at beginning of year                                                   587,500            $12.20
          Granted                                                                         440,000             17.52
          Exercised                                                                       (27,500)            11.59
                                                                                         --------             -----

       Outstanding at end of year                                                       1,000,000            $14.20
                                                                                        =========             =====

       Options exercisable at December 31, 1997                                           992,000            $14.23
                                                                                         ========             =====

       Weighted average fair value per share of options granted during 1997 was $9.14.



                             Greenbriar Corporation

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


NOTE I - STOCKHOLDERS' EQUITY - Continued

                                                                                                   1996
                                                                                         --------------------------
                                                                                                           Weighted
                                                                                                           average
                                                                                                           exercise
                                                                                           Shares            price
                                                                                         --------          --------
       Outstanding at beginning of year                                                   155,500            $12.83
          Granted                                                                         432,000             11.98
                                                                                          -------            ------

       Outstanding at end of year                                                         587,500            $12.20
                                                                                          =======             =====

       Weighted average fair value per share of options granted during 1996 was $7.72.


    Information about stock options outstanding at December 31, 1997 is summarized as follows:

                                                                         Options outstanding
                                                                        Weighted average
                                                       Number              remaining               Weighted average
       Range of exercise prices                       outstanding        contractual life           exercise price
       ------------------------                       -----------       --------------------       -----------------

       $10.00 to $15.00                                558,000                       6.6                      11.58
       $15.00 to $17.75                                442,000                       9.5                     $17.51
                                                      --------

                                                     1,000,000
                                                     =========

                                                                                       Options exercisable
                                                                                 Number               Weighted average
      Range of exercise prices                                                 exercisable            exercise price
      ------------------------                                                 -----------            ----------------

      $10.00 to $15.00                                                          550,000                      11.58
      $15.00 to $17.75                                                          442,000                     $17.51
                                                                                -------

                                                                                992 ,000
                                                                                ========


                             Greenbriar Corporation

NOTE J - OTHER INCOME (EXPENSE)

    Other income (expenses) consists of the following: (amounts in thousands)


                                                                    Year ended December 31,
                                                                    ----------------------
                                                                    1997                1996
                                                                    ----                ----

    Write-off of note receivable                                  $(2,000)               $ -
    Write-off of investment securities                             (2,100)                 -
    Gain on settlement of litigation                                2,409                  -
    Prepayment penalty on mortgage note payable                    (1,300)                 -
    Other                                                              (5)                625
                                                                  -------                 ---

                                                                  $(2,996)               $625
                                                                   ======                 ===


    In December 1997, management determined that it was in the best interests of the Company to exchange its note receivable of $2,000,000 for certain of the borrower's trade receivables. Due to the uncertainty as to the value of the trade receivables the Company has fully written off the note and has placed no value on the trade receivables. Further, the Company has preferred stock of $2,300,000 in the above borrower. Due to deteriorating financial condition of the borrower the Company has fully written off its investment.

    When the Company acquired Wedgwood certain representations were made by the seller. Subsequent to the acquisition two lawsuits were filed against the Company and the seller. In October 1997, the Company and the seller entered into an agreement whereby the Company would indemnify the seller for any damages resulting from the lawsuits and agreed to assume responsibility for all legal fees associated with the lawsuits. In return, the seller agreed to give the Company 125,000 shares of Greenbriar stock. Subsequent to the agreement both the defendants were awarded a summary judgment and a directed verdict, including legal fees, by the respective courts. The Company has recorded a gain on the transaction of the fair market value of the stock, net of legal fees.

    In October, the Company agreed to an early payoff on a loan on three of its communities. The loan, which was refinanced at a lower rate of interest had a prepayment penalty.


NOTE K - CONTINGENCIES

    The Company is defendant in several other lawsuits arising in the ordinary course of business. Management of the Company is of the opinion that these lawsuits will not have a material effect on the consolidated results of operations, cash flows or financial position of the Company.

                             Greenbriar Corporation

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values at December 31, 1997:

    Cash and cash equivalents - The carrying amount approximates fair value because of the short maturity of these instruments.

    Investment in securities - The investment in securities consists of convertible preferred stock of a private company. Fair value, based on estimated future discounted cash flows, approximates carrying value.

    Mortgage note receivable - The mortgage note receivable consists of a $6,700,000 note with a stated interest rate of 14% due in 2021 from Southern Care Corp. Although the note is in default due to non-payment of interest, management believes the value of the underlying collateral is adequate to recover the carrying value.

    Long-term debt - The fair value of the Company's long-term debt is estimated based on market rates for the same or similar issues. The carrying value of long-term debt approximates its fair value.

    Accounts receivable and payable and note payable - affiliate - The carrying amount approximates fair value because of their short maturity.

    The estimated fair value of the Company's financial instruments are as follows (in thousands):

                                                           December 31, 1997
                                                          -------------------
                                                          Carrying       Fair
                                                           amount       value
       Financial assets
          Cash and cash equivalents                           $ 23        $ 23
          Accounts receivable - trade                        1,162       1,162
          Investment in securities                           2,025       2,025
          Mortgages receivable                               6,683       6,683

       Financial liabilities
          Accounts payable - trade                          (1,883)     (1,883)
          Notes payable - affiliate                         (1,479)     (1,479)
          Long-term debt collateralized by properties
              under contract of sale                          (893)       (893)
          Long-term debt                                   (68,254)    (68,254)

                             Greenbriar Corporation

NOTE L - NOTES RECEIVABLE

    Stock Purchase Notes

                                                                                            December 31,
                                                                                                1997
                                                                                           --------------
                                                                                           (In thousands)

    Related party
       Note from James R. Gilley, chief executive officer, principal
          and interest at 5-1/2%, due November 2003                                           $2,250

    Other                                                                                        265

                                                                                              $2,515
                                                                                               =====

    All stock purchase notes are collateralized by common stock of the Company and are presented in the balance sheet as a deduction from stockholders' equity.

    Mortgage Notes
                                                                                            December 31,
                                                                                                1996
                                                                                           -------------
                                                                                           (In thousands)

    Mortgage notes receivable consist of amounts due from a corporation and bear interest at 14% per annum, payable annually.  The notes
       are due in 2021 and are collateralized by a third lien on real property                $6,700
                                                                                               =====

    In connection with certain litigation in which the Company is defendant, the maker of the aforementioned note stopped making the interest payments required under the note. As a result, the Company ceased recording the accrual of interest income. Had the Company been accruing interest on this note, the amount recognized would have been approximately $900,000 in 1997 and 1996. No interest income was recognized on this note in 1997 or 1996.

    Based on the value of the underlying collateral at December 31, 1997, no impairment reserve is required for this note.


NOTE M - FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter of 1997, the Company wrote off a note receivable and an investment in securities in the aggregate amount of $4,100,000. See Note J.

    During the fourth quarter of 1996, the Company wrote off certain offering costs of approximately $670,000 and notes receivable of approximately $400,000. Additionally, the Company made other adjustments reducing earnings by approximately $200,000.

                                 EXHIBIT 2.2.1

                          STOCK PURCHASE AGREEMENT

                                     between

                             GREENBRIAR CORPORATION

                                       and

                        LONE STAR OPPORTUNITY FUND, L.P.


                          Dated as of December 31, 1997


                                TABLE OF CONTENTS

                                                                                                         Page

         Section 1.        Definitions.....................................................................1

         Section 2.        Purchase and Sale of Securities.................................................9
                  2.1.     Purchase, Sale and Issuance of Preferred Stock and Conversion
                           Shares..........................................................................9
                  2.2.     The Closing....................................................................10
                  2.3.     Expenses.......................................................................10

         Section 3.        Representations and Warranties of Greenbriar...................................11
                  3.1.     Due Organization and Authority.................................................11
                  3.2.     Validity of Sale, etc..........................................................11
                  3.3.     Exchange Act Filings...........................................................13
                  3.4.     Tribunal Consents..............................................................13
                  3.5.     Litigation.....................................................................14
                  3.6.     No Conflicts...................................................................14
                  3.7.     No Material Misstatements......................................................14
                  3.8.     Subsidiaries...................................................................14
                  3.9.     Minute Books...................................................................15
                  3.10.    Voting Agreements, Stockholders' Agreements, etc...............................15
                  3.11.    Material Adverse Effect........................................................15
                  3.12.    Private Offering...............................................................15
                  3.13.    Laws...........................................................................15
                  3.14.    Investment Company Act.........................................................16
                  3.15.    Affiliate Transactions.........................................................16
                  3.16.    Environmental Compliance.......................................................16
                  3.17.    Taxes..........................................................................16
                  3.18.    Insurance......................................................................17
                  3.19.    Labor Issues...................................................................17
                  3.20.    Benefit Plans..................................................................17
                  3.21.    Financial Statements...........................................................18
                  3.22.    Accounting Matters.............................................................18
                  3.23.    Licenses.......................................................................18
                  3.24.    No Stabilization...............................................................18
                  3.25.    Title to Property..............................................................18
                  3.26.    Stock Exchange.................................................................19
                  3.27.    Foreign Compliance.............................................................19
                  3.28.    Nevada Law Exemptions..........................................................19

         Section 4.        Representations and Warranties of Purchaser....................................19
                  4.1.     Due Organization and Authorization.............................................19
                  4.2.     Purchase for Purchaser's Account...............................................20
                  4.3.     Compliance.....................................................................20








         Section 5.        Pre-Closing Covenants..........................................................20
                  5.1.     Access and Investigation.......................................................20
                  5.2.     Operation of the Businesses of Greenbriar......................................20
                  5.3.     Restrictions on Certain Actions................................................20
                  5.4.     Required Approvals.............................................................21
                  5.5.     Notification...................................................................21
                  5.6.     No Negotiation.................................................................21
                  5.7.     Public Disclosure..............................................................21
                  5.8.     Efforts........................................................................22

         Section 6.        Covenants of Greenbriar........................................................22
                  6.1.     Use of Proceeds................................................................22
                  6.2.     Sale of Greenbriar.............................................................22
                  6.3.     Rights Relating to Board of Directors..........................................22
                  6.4.     Taxes..........................................................................22
                  6.5.     Delivery Expenses..............................................................23
                  6.6.     Replacement of Instruments.....................................................23
                  6.7.     Rule 144.......................................................................23
                  6.8.     Financial Statements, Reports and Documents....................................23
                  6.9.     Inspection of Property.........................................................25
                  6.10.    Conduct of Business............................................................25
                  6.11.    Insurance......................................................................25
                  6.12.    Maintenance of Property........................................................25
                  6.13.    Books and Records..............................................................25
                  6.14.    Notices........................................................................25
                  6.15.    Authorizations and Approvals...................................................26
                  6.16.    Payment of Obligations.........................................................26
                  6.17.    Employee Plans.................................................................26
                  6.18.    Environmental Matters..........................................................27
                  6.19.    Distributions..................................................................27
                  6.20.    Transactions with Affiliates...................................................28
                  6.21.    Loans, Advances and Investments................................................28
                  6.22.    Issuance of Shares.............................................................28
                  6.23.    Assignment.....................................................................28
                  6.24.    Accounting Methods.............................................................28
                  6.25.    Government Regulations.........................................................28
                  6.26.    Compliance with Laws and Documents.............................................29
                  6.27.    Maintenance of Stock Listing...................................................29
                  6.28.    Total Liabilities to Equity Ratio..............................................29
                  6.29.    Total Long Term Debt to Equity Ratio...........................................29
                  6.30.    Dividend Coverage Ratio........................................................29
                  6.31.    Total Long Term Debt to Book Capitalization....................................29
                  6.32.    Total Debt to Adjusted Book Capitalization.....................................29
                  6.33.    Total Debt and Capitalized Operating Lease Expense Obligations
                           to Adjusted Book Capitalization and Capitalized Operating Lease
                           Expense Obligations............................................................29
                  6.34.    Refinancing Existing Property Debt.............................................30
                  6.35.    Total Net Property Debt to Real Property Book Value............................30
                  6.36.    HSR Filings....................................................................30








         Section 7.        Conditions to Closing..........................................................30
                  7.1.     Conditions to Obligations of Purchaser.........................................30
                  7.2.     Conditions to Obligations of Greenbriar........................................33

         Section 8.        Post-Conversion Rights.........................................................33
                  8.1.     Board Representation on Greenbriar.............................................33

         Section 9.        Miscellaneous..................................................................34
                  9.1.     Notices........................................................................34
                  9.2.     Termination....................................................................34
                  9.3.     Indemnification................................................................35
                  9.4.     Restrictive Legend.............................................................37
                  9.5.     Assignment, Successors and Assigns.............................................37
                  9.6.     Amendment and Waiver, etc......................................................37
                  9.7.     Duplicate Originals............................................................37
                  9.8.     Severability...................................................................37
                  9.9.     Governing Law..................................................................38
                  9.10.    Specific Performance...........................................................38
                  9.11.    Entire Agreement...............................................................38
                  9.12.    Headings Descriptive...........................................................38
                  9.13.    Finder's Fees..................................................................38
                  9.14.    Exculpation Among Purchasers...................................................38
                  9.15.    Arbitration....................................................................39




                         TABLE OF EXHIBITS AND SCHEDULES


Exhibit A-1 - Series F Certificate of Designation

Exhibit A-2 - Series G Certificate of Designation

Exhibit B - Registration Rights Agreement

Exhibit C - [INTENTIONALLY DELETED]

Exhibit D - Agreement

Exhibit E - Legal Opinions

Schedule A - List of Affiliates

Schedule B - Existing Property Group

Schedule C - Permitted Liens

Schedule 3.2(a) - Outstanding Options and Warrants of Greenbriar

Schedule 3.2(f) - Holders of Registration Rights of Greenbriar

Schedule 3.5 - Litigation of Greenbriar

Schedule 3.6 - Conflicts of Greenbriar

Schedule 3.8 - Ownership of Subsidiaries of Greenbriar

Schedule 3.15 - Affiliated Transactions of Greenbriar

Schedule 3.17 - Taxes of Greenbriar

Schedule 3.20 - Benefit Plans of Greenbriar

Schedule 3.25 - Title to Property of Greenbriar

Schedule 6.21 - Loans by Greenbriar

                            STOCK PURCHASE AGREEMENT


         THIS STOCK PURCHASE AGREEMENT dated as of December 31, 1997 (this "Agreement"), is entered into by and among Greenbriar Corporation, a Nevada corporation ("Greenbriar"), and Lone Star Opportunity Fund, L.P., a Delaware limited partnership ("Purchaser").

         Purchaser, hereby subscribes for (i) an aggregate of 1,400,000 shares of Greenbriar's Series F Senior Convertible Preferred Stock, $0.10 par value per share (the "Series F Senior Preferred Stock"), at a purchase price of $10.00 per share, with the rights, restrictions, preferences and privileges as stated in the Series F Certificate of Designation with respect to the Series F Senior Preferred Stock attached hereto as Exhibit A-1 (the "Series F Certificate of Designation") and as provided by law and (ii) an aggregate of 800,000 shares of Greenbriar's Series G Senior Non-Voting Convertible Preferred Stock, $0.10 par value per share (the "Series G Senior Non-Voting Preferred Stock"), at a purchase price of $10.00 per share, with the rights, restrictions, preferences and privileges as stated in the Certificate of Designation with respect to the Series G Senior Non-Voting Preferred Stock attached hereto as Exhibit A-2 (the "Series G Certificate of Designation") and as provided by law. The Preferred Stock is convertible into shares of Greenbriar's common stock, $0.01 par value per share (the "Greenbriar Common Stock"), as stated in the Certificate of Designations.
Accordingly, the parties hereto agree as follows:

         Section 1. Definitions

         As used herein, the following terms shall have the following meanings:

         "1996 Form 10-K" means Greenbriar's Annual Report on Form 10-KSB for the year ended December 31, 1996.

         "Act" means the Securities Act of 1933, as amended, or any similar federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the relevant time.

         "Adjusted Book Capitalization" means Book Capitalization plus Total Short Term Debt.

         "Affiliate" means, with respect to a specified Person, any other Person directly or indirectly controlling or controlled by or under direct or indirect common control with such specified Person and, with respect to any fund or trust, any Person which is a participant in or beneficiary of such fund or trust. For purposes of this definition, "control" when used with respect to any specified Person means the power to direct the management and policies of such Person, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing. Notwithstanding the foregoing provisions of this definition (a) in no event shall any Purchaser (or any Affiliate thereof) be deemed to be an Affiliate of Greenbriar and (b) the Persons listed on Schedule A shall be deemed to be Affiliates of Greenbriar for purposes of this Agreement and the other Transaction Documents.

         "Agreement" has the meaning set forth in the preamble.

         "Articles of Incorporation" means the Articles of Incorporation of Greenbriar, as in effect on the date hereof and as at any time amended or otherwise modified.

         "Asserted Liability" has the meaning set forth in Section 9.3(c).

         "Book Capitalization" means Total Long Term Debt plus Total Stockholders' Equity.

         "Bylaws" means the bylaws of Greenbriar, as in effect on the date hereof and as at any time amended or otherwise modified.

         "Capital Lease" means any capital lease or sublease that is required by GAAP to be capitalized on a balance sheet.

         "Capitalized Operating Lease Expense Obligations" means the total annual operating lease expense that is required to be considered an operating lease expense on an income statement multiplied by eight (8).

         "Certificate of Designations" means the Series F Certificate of Designation and the Series G Certificate of Designation.

         "Closing" has the meaning set forth in Section 2.2(a).

         "Code" has the meaning set forth in Section 3.20.

         "Commission" means the Securities and Exchange Commission or any other similar or successor agency of the federal government administering the Act.

         "Conversion Shares" means the shares of Greenbriar Common Stock into which the Preferred Stock is convertible or converted in accordance with the Certificate of Designations.

         "Debt" of any Person means, at any time and without duplication (a) all obligations required by GAAP to be classified upon that Person's balance sheet as liabilities, (b) liabilities secured (or for which the holder of the Debt has an existing Right, contingent or otherwise, to be so secured) by any Lien existing on property owned or acquired by that Person, (c) obligations that have been (or under GAAP should be) capitalized for financial reporting purposes, and
(d) all guaranties, endorsements, and other contingent obligations for Debt of others.

         "Distribution" means, with respect to any shares of any capital stock or other equity securities issued by a Person (a) the retirement, redemption, purchase, or other acquisition for value of those securities, (b) the declaration or payment of any dividend on or with respect to those securities,
(c) any loan or advance by that Person to, or other investment by that Person in, the holder of any of those securities and (d) any other payment by that Person with respect to those securities.

         "EBITDA" means, for any period, net income before provision for interest, taxes, depreciation and amortization that would be reflected on a consolidated income statement of Greenbriar and the Subsidiaries prepared for such period in accordance with GAAP.

         "Environmental Indemnity Agreement" means, with respect to a company, any agreement (including, without limitation, insurance policies) known to such company or any of its subsidiaries by which such company, any of its subsidiaries or a Predecessor is (or may reasonably claim to be) entitled to receive reimbursement or other payment on account of any Environmental Liability other than any agreements (a) in the nature of environmental consulting or engineering agreements for professional services or (b) the terms of which preclude such company, any of its subsidiaries or a Predecessor from asserting a claim for reimbursement or other payment on account of any Environmental Liability.

         "Environmental Investigation" means, with respect to a company, any health, safety, or environmental site assessment, investigation, study, review, audit, compliance audit, or compliance review conducted at any time or from time to time upon the order or request of any Tribunal, or at the voluntary instigation of such company or any of its subsidiaries, concerning any Real Property or the business operations or activities of such company or any of its subsidiaries, including, without limitation (a) air, soil, groundwater, or surface-water sampling and monitoring, (b) repair, cleanup, remediation, or detoxification, (c) preparation and implementation of any closure, remedial, spill, emergency, or other plans, and (d) any health, safety, or environmental compliance audit or review.

         "Environmental Law" means any applicable Law that relates to (a) the condition of air, ground or surface water, soil, or other environmental media,
(b) the environment or natural resources, (c) safety or health, or (d) the regulation of any contaminants, wastes, and Hazardous Substances, including, without limitation, CERCLA, OSHA, the Hazardous Materials Transportation Act (49 U.S.C. ss. 1801 et seq.), the Resource Conservation and Recovery Act (42 U.S.C. ss. 6901 et seq.), the Clean Water Act (33 U.S.C. ss. 1251 et seq.), the Clean
Air Act (42 U.S.C. ss. 7401 et seq.), the Toxic Substances Control Act (15 U.S.C. ss. 2601 et seq.), the Federal Insecticide, Fungicide, and Rodenticide Act (7 U.S.C. ss. 136 et seq.), the Emergency Planning and Community Right-to-Know Act (42 U.S.C. ss. 11001 et seq.), the Safe Drinking Water Act (42 U.S.C. ss. 201 and ss. 300f et seq.), the Rivers and Harbors Act (33 U.S.C. ss. 401 et seq.), the Oil Pollution Act (33 U.S.C. ss. 2701 et seq.), analogous state and local Laws, and any analogous future enacted or adopted Law, or (c) to the Release or threatened Release of Hazardous Substances.

         "Environmental Liability" means any liability, loss, fine, penalty, charge, lien, damage, cost, or expense of any kind that results directly or indirectly, in whole or in part (a) from the violation of any Environmental Law,
(b) from the Release or threatened Release of any Hazardous Substance, (c) from removal, remediation, or other actions in response to the Release or threatened Release of any Hazardous Substance, (d) from personal injury, death, or property damage which occurs as a result of any company's use, storage, handling, or the Release or threatened Release of a Hazardous Substance, or (e) from any Environmental Investigation performed at, on, or for any Real Property.

         "Environmental   Permit"   means   any   permit,   license,   or  other
authorization from any Tribunal that is required under any Environmental Law for the lawful conduct of any business, process, or other activity.

         "Environmental Report" means any written or verbal report memorializing any Environmental Investigation.

         "ERISA" means the Employee Retirement Income Security Act of 1974.

         "ERISA Plans" has the meaning set forth in Section 3.20.

         "Event of Default" has the meaning set forth in the Certificate of Designations.

         "Exchange Act" means the Securities Exchange Act of 1934, as amended, or any similar federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the relevant time.

         "Existing Property Debt" means, as of any date, mortgage notes payable collateralized by the Existing Property Group that would be reflected on a consolidated balance sheet of Greenbriar and the Subsidiaries prepared as of such date in accordance with GAAP.

         "Existing Property Group" means the properties described on Schedule B.

         "Funded Debt" means,  at any time and without  duplication,  the sum of
(a) the balance of any obligation for borrowed money that is required by GAAP to be shown as a liability, plus (b) the total net rentals (net of any interest, Taxes, or other expenses included in those rentals) payable under Capital Leases.

         "GAAP" means those generally accepted accounting principles and practices which are used in the United States and recognized as such by the American Institute of Certified Public Accountants acting through its Accounting Principles Board or by the Financial Accounting Standards Board or through other appropriate boards or committees thereof and which are consistently applied for all periods to present fairly in all material respects the financial position, results of operations and operating cash flow on a consolidated basis of the party, except that any accounting principle or practice required to be changed by the Accounting Principles Board or Financial Accounting Standards Board (or other appropriate board or committee) in order to continue as a generally accepted accounting principle or practice may be so changed.

         "Gilley Affiliates" means James R. Gilley, Sylvia Gilley, JRG Investment Company, Inc., April Trust, September Trust, October Trust, November Trust, December Trust, Nita Dry, Todd Dry, Donna Gilley, Elizabeth Gilley, W. Michael Gilley, Caroline Gilley, or any other trusts controlled by James R. Gilley.

         "Greenbriar" has the meaning set forth in the preamble.

         "Greenbriar Common Stock" has the meaning set forth in the preamble.

         "Hazardous  Substance"  means  (a) any  substance  that  is  reasonably expected to require removal, remediation, or other response under any Environmental Law, (b) any substance that is designated, defined or classified as a hazardous waste, hazardous material, pollutant, contaminant, explosive, corrosive, flammable, infectious, carcinogenic, mutagenic, radioactive, dangerous, or toxic or hazardous substance under any Environmental Law, including, without limitation, any hazardous substance within the meaning of ss.101(14) of CERCLA,
(c) petroleum, oil, gasoline, natural gas, fuel oil, motor oil, waste oil, diesel fuel, jet fuel, and other petroleum hydrocarbons, (d) asbestos and asbestos-containing materials in any form, (e) polychlorinated biphenyls, or (f) urea formaldehyde foam.

         "HSR Act" means Section 7A of the Clayton Act (Title II of the Hart-Scott-Rodino Antitrust Improvements Act of 1976), as amended (including any successor act), and the rules and regulations promulgated thereunder.

         "Indemnitee" and "Indemnitor" have the respective meanings set forth in
Section 9.3(c).

         "Laws" means all applicable statutes, laws, treaties, ordinances, rules, regulations, orders, writs, injunctions, decrees, judgments, opinions, and interpretations of any Tribunal.

         "License" has the meaning set forth in Section 3.23.

         "Lien" means any lien, mortgage, security interest, pledge, assignment, charge, title retention agreement, or encumbrance of any kind and any other arrangement for a creditor's claim to be satisfied from assets or proceeds prior to the claims of other creditors or the owners.

         "Litigation" means any action by or before any Tribunal.

         "Loan Agreement" means that certain Loan Agreement dated October 8, 1997, by and among RHP, Greenbriar and Purchaser.

         "Losses" means expenses, damages, deficiencies, liabilities, payments, fines, penalties, litigation, demands, defenses, judgments, proceedings, costs (including engineering costs, costs of remediation and related capital expenditures), obligations, settlement costs, and reasonable attorneys', accountants' and other professional advisors' fees (including costs of investigation and preparation) of any kind or nature whatsoever.

         "Material Adverse Effect" means any circumstance or event that, individually or collectively, is reasonably expected to result in any (a) material impairment of (i) the ability of Greenbriar to perform any of its payment or other material obligations in connection with the Preferred Stock, or
(ii) the ability of any holder of Preferred Stock to enforce any of those obligations or any of their respective rights in connection with the Preferred Stock, (b) material and adverse effect on the assets, liabilities, prospects, results of operations or financial condition of Greenbriar and the Subsidiaries, taken as a whole or (c) Event of Default or Potential Default. Circumstances or events will be deemed to have a material and adverse effect if it or they would result in losses in excess of $250,000 individually or $500,000 collectively; provided, however, for purposes of Sections 3.11 and 6.14, circumstances or events will be deemed to have a material and adverse effect if it or they would result in losses in excess of $500,000 individually or $1,000,000 collectively.

         "Multiemployer Plan" means, with respect to a company, a multiemployer plan as defined in Sections 3(37) or 4001(a)(3) of ERISA or Section 414(f) of the Code to which such company or any of its subsidiaries (or any Person that, for purposes of Title IV of ERISA, is a member of such company's controlled group or is under common control with such company within the meaning of Section 414 of the Code) is making, or has made, or is accruing, or has accrued, an obligation to make contributions.

         "OSHA" means the Occupational Safety and Health Act of 1970, 29 U.S.C. ss.651 ---- et seq.

         "PBGC" means the Pension Benefit Guaranty Corporation.

         "Permitted Combination" means (i) a Sale of Greenbriar or (ii) an acquisition by Greenbriar in the ordinary course of its business as described in the 1996 Form 10-K.

         "Permitted Holders" means James R. Gilley and his Affiliates.

         "Permitted Liens" means (a) liens described on Schedule C attached hereto, (b) pledges or deposits made to secure payment of worker's compensation insurance (or to participate in any fund in connection with worker's compensation insurance), unemployment insurance, pensions or social security programs, (c) liens imposed by mandatory provisions of law such as for materialmen's, mechanics', warehousemen's and other like liens arising in the ordinary course of business, securing debt whose payment is not yet due, (d) for taxes, assessments and governmental charges or liens imposed upon a Person or upon such Person's income, profits or property, if the same are not due and payable or if the same are being contested in good faith and as to which adequate cash reserves have been provided, (e) liens arising from good faith deposits in connection with lenders, leases, real estate bids or contracts (other than contracts involving the borrowing of money), pledges or deposits to secure public or statutory obligations and deposits to secure (or in lieu of) surety, stay, appeal or customs bonds and deposits to secure the payment of taxes, assessments, customs, duties or other similar charges, or (f) encumbrances consisting of zoning restrictions, easements or other restrictions on the use of Real Property, provided that such items do not impair the use of such property for the purposes intended, and none of which is violated by existing or proposed structures or land use.

         "Person" means any individual, corporation, partnership, joint venture,
association,   joint  stock  company,  trust,   unincorporated  organization  or
Tribunal.

         "Potential Default" means any event's occurrence or any circumstance's existence that would, upon any required notice, time lapse, or both, become an Event of Default.

         "Predecessor" means, with respect to a company, any Person for whose obligations and liabilities such company or any of its subsidiaries is reasonably expected to be liable as the result of any merger, de facto merger, stock purchase, asset purchase or divestiture, combination, joint venture, investment, reclassification, or other similar business transaction.

         "Preferred Stock" means the Series F Senior Preferred Stock and the Series G Senior Non-Voting Preferred Stock.

         "Preferred Stock Representatives" means (i) a Person designated in writing by a majority of the holders of the Series F Senior Preferred Stock to represent such holders with respect to certain matters pursuant to this Agreement and the other Transaction Documents and (ii) a Person designated in writing by a majority of the holders of the Series G Senior Non-Voting Preferred Stock to represent such holders with respect to certain matters pursuant to this Agreement and the other Transaction Documents.

         "Purchaser" has the meaning set forth in the preamble.

         "Purchaser Indemnitees" has the meaning set forth in Section 9.3(b).

         "Real Property" means, with respect to a company, any land, buildings, fixtures, and other improvements to land now or in the future directly or indirectly owned by such company or any of its subsidiaries, leased to or otherwise operated by such company or any of its subsidiaries, or subleased by such company or any of its subsidiaries to any other Person.

         "Real Property Book Value" means, as of any date, the value of the Real Property of Greenbriar that would be reflected on a consolidated balance sheet of Greenbriar and the Subsidiaries prepared as of such date in accordance with GAAP.

         "Redeemable Preferred Stock" means, as of any date, the redeemable preferred stock of Greenbriar that would be reflected on a consolidated balance sheet of Greenbriar and the Subsidiaries prepared as of such date in accordance with GAAP.

         "Registration Rights Agreement" means that certain Registration Rights Agreement to be entered into at the Closing between Greenbriar and the holders of the Preferred Stock and attached hereto as Exhibit B.

         "Release"  means any spilling,  leaking,  pumping,  pouring,  emitting,
emptying,   discharging,   injecting,  escaping,  leaching,  dumping,  disposal,
migrating, or other movement into the air, ground or surface water, or soil.

         "Responsible Officer" means the chairman, president, chief executive officer, chief financial officer, chief accounting officer, or treasurer of the referenced company.

         "Rights" means rights, remedies, powers, privileges, and benefits.

         "Sale of Greenbriar" means (i) a merger or consolidation in which all shares of Greenbriar Common Stock are exchanged for cash, securities of another entity, or a combination of cash and securities of another entity or (ii) a cash tender offer to purchase all of the outstanding shares of Greenbriar is made to the stockholders of Greenbriar and accepted by a majority of such stockholders.

         "Senior Preferred Dividend" means, for any period, the dividend payable to the holders of the Series F Senior Preferred Stock for such period plus any unpaid dividends from prior periods payable to the holders of the Series F Senior Preferred Stock.

         "September 1997 Form 10-Q" means Greenbriar's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

         "Special Asset Sale Trigger" has the meaning set forth in the Certificate of Designations.

         "Series B Junior Preferred Stock" means Greenbriar's Series B Preferred Stock, $0.10 par value per share.

         "Series D Junior Preferred Stock" means Greenbriar's Series D Preferred Stock, $0.10 par value per share.

         "Series F Certificate of Designation" has the meaning set forth in the preamble.

         "Series F Senior Preferred Stock" has the meaning set forth in the preamble.

         "Series G Certificate of Designation" has the meaning set forth in the preamble.

         "Series G Senior Non-Voting Preferred Stock" has the meaning set forth in the preamble.

         "Spin-off" means the pro rata distribution by Greenbriar of the outstanding shares of common stock of a Subsidiary to the holders of Greenbriar Common Stock to effect the spin-off of such Subsidiary.

         "Stock Option Plans" means Greenbriar's 1992 Stock Option Plan, as amended, and Greenbriar's 1997 Stock Option Plan which shall be consistent with the copies of such plans delivered to purchasers of the Preferred Stock prior to the date of Closing, as the same may be amended from time to time with the prior approval of each Preferred Stock Representative.

         "Subsidiaries" means all the corporations, partnerships, joint ventures, business trusts or other legal entities in which Greenbriar, either directly or indirectly through one or more intermediaries, owns or holds beneficial or record ownership of at least a majority of the outstanding voting shares or equity interests. Each of the Subsidiaries is sometimes referred to herein individually as a "Subsidiary."

         "Syndication Program" means a program of selling real estate to public or private syndications consisting of partnerships, limited liability companies, or limited liability partnerships where ownership of such entities is offered to passive investors for cash and/or notes.

         "Taxes" mean, for any Person, taxes, assessments, or other governmental charges or levies imposed upon it, its income, or any of its properties, franchises or assets.

         "Total Debt" means Total Long Term Debt plus Total Short Term Debt.

         "Total Liabilities" means the total liabilities of Greenbriar that would be reflected on a consolidated balance sheet of Greenbriar and the Subsidiaries prepared as of such date in accordance with GAAP, but shall not include the Preferred Stock, unless the Preferred Stock becomes Redeemable Preferred Stock.

         "Total Long Term Debt" means, as of any date, the total long term debt of Greenbriar that would be reflected on a consolidated balance sheet of Greenbriar and the Subsidiaries prepared as of such date in accordance with GAAP plus Redeemable Preferred Stock, if any; provided, however, Total Long Term Debt shall not include (i) the Preferred Stock, unless the Preferred Stock becomes Redeemable Preferred Stock or (ii) financing obligations of Greenbriar that would be reflected on a consolidated balance sheet of Greenbriar and the Subsidiaries prepared as of such date in accordance with GAAP.

         "Total Net Property Debt" means, as of any date, mortgage notes payable collateralized by Real Property of Greenbriar minus cash that would be reflected on a consolidated balance sheet of Greenbriar and the Subsidiaries prepared as of such date in accordance with GAAP.

         "Total Short Term Debt" means, as of any date, the total short term debt of Greenbriar that would be reflected on a consolidated balance sheet of Greenbriar and the Subsidiaries prepared as of such date in accordance with GAAP.

         "Total Stockholders' Equity" means, as of any date, the total stockholders' equity of Greenbriar that would be reflected on a consolidated balance sheet of Greenbriar and the Subsidiaries prepared as of such date in accordance with GAAP; provided, that in no event shall Total Stockholders' Equity include the Preferred Stock.

         "Transaction Documents" means this Agreement, the Certificate of Designations, the Registration Rights Agreement, the Agreement dated the date hereof between Greenbriar and Purchaser and attached hereto as Exhibit D and the certificate(s) evidencing the Preferred Stock and any other related documents.

         "Tribunal" means any (a) local, state, territorial, federal, or foreign judicial, executive, regulatory, administrative, legislative, or governmental agency, board, bureau, commission, department, or other instrumentality, including without limitation, the Commission, (b) private arbitration board or panel, (c) central bank or (d) any subdivisions of the entities listed in (a),
(b) or (c) above.

         "Voting Stock" means the total voting power of all classes of capital stock then outstanding of a company and normally entitled to vote in elections of directors of such company.

         Section 2. Purchase and Sale of Securities

                    2.1. Purchase, Sale and Issuance of Preferred Stock and Conversion Shares. Subject to the terms and conditions herein set forth, at the Closing Greenbriar shall issue and sell to Purchaser, and Purchaser shall purchase from Greenbriar, 1,400,000 shares of Series F Senior Preferred Stock and 800,000 shares of Series G Senior Non-Voting Preferred Stock in exchange for consideration payable to Greenbriar consisting of cash in the amount of $22,000,000. Payment of such cash consideration for the Preferred Stock shall be made on the date hereof by wire or intrabank transfer of immediately available funds to Greenbriar.

                    2.2. The Closing.

                    (a) The purchase and sale of the Preferred Stock shall take place at the offices of Purchaser at 10:00 a.m., on or about January 9, 1998, or at such other time and place as Greenbriar and Purchaser shall mutually agree (such time and place are hereby designated as the "Closing").

                    (b) Greenbriar shall deliver to Purchaser a single certificate for the Series F Senior Preferred Stock and a single certificate for the Series G Senior Non-Voting Preferred Stock, registered in the name of Purchaser, except that, if Purchaser shall notify Greenbriar in writing prior to such issuance that it desires certificates for Preferred Stock to be issued in other denominations or registered in the name or names of any Person or Persons, then the certificates for Preferred Stock shall be issued to such Person or nominee in the denominations and registered in the name or names specified in such notice so long as such Person makes the same representations as Purchaser set forth in Sections 4.2 and 4.3 hereof. Concurrently with the issuance of the Preferred Stock, Greenbriar shall pay to Purchaser, in immediately available funds, all expenses described in Section 2.3 which have been incurred before Closing and are in excess of the $25,000 deposit and $256,372.00 paid on October 16, 1997 to Purchaser by Greenbriar in connection with such expenses.

                    (c)  Purchaser  shall have made  payment  for the  Preferred
                    Stock.

                    (d) At the Closing, Purchaser and Greenbriar shall execute and deliver each of the Transaction Documents to which it is a party.

                    2.3. Expenses. Whether or not the Preferred Stock is sold to Purchaser, (a) Greenbriar shall pay all costs and expenses incurred by Purchaser relating to the negotiation, execution and delivery of this Agreement, the other Transaction Documents and the issuance of the Preferred Stock (including, without limitation, (i) fees, office charges and expenses of counsel to Purchaser, including, but not limited to, Haynes and Boone, LLP, and reasonable third party, outside accounting and other out-of-pocket costs and (ii) all costs and expenses related to the transactions between Greenbriar and Lone Star contemplated before this Agreement); and (b) Greenbriar shall pay all reasonable costs and expenses incurred by Purchaser (i) relating to any amendments, waivers or consents under this Agreement and the other Transaction Documents; and (ii) incident to the enforcement by Purchaser of, or the protection or preservation of any right or remedy of Purchaser under, this Agreement, the other Transaction Documents, the Articles of Incorporation, or any other document or agreement furnished pursuant hereto or thereto or in connection herewith or therewith (including, without limitation, fees and expenses of counsel). Greenbriar shall pay all reasonable costs and expenses incurred by Purchaser relating to any and all filings related to the HSR Act (including, without limitation, fees, office charges and expenses of counsel to Purchaser). Greenbriar shall pay such costs and expenses, to the extent then payable, pursuant to the Loan Agreement, on the date of issuance of the Preferred Stock or from time to time consistent with the terms of the Loan Agreement within five business days of demand by Purchaser against presentation, in each such case, of a statement thereof.

         Section 3. Representations and Warranties of Greenbriar

         Greenbriar hereby represents and warrants to Purchaser that as of the date of Greenbriar's execution of this Agreement and as of the date of the
Closing:

                    3.1. Due Organization and Authority. Greenbriar is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada and has all requisite corporate power and authority (a) to own and operate its properties and assets and to carry on its business as now conducted and as set forth in the September 1997 Form 10-Q, (b) to execute and deliver this Agreement and the other Transaction Documents to which Greenbriar is a party, (c) to perform the terms hereof and thereof and (d) to consummate the transactions contemplated hereby and thereby. Greenbriar is duly qualified and is authorized to transact business and is in good standing as a foreign corporation in each jurisdiction in which it owns or leases properties or conducts any business so as to require such qualification, except where failure to so qualify would not have a Material Adverse Effect. Greenbriar has taken all action necessary to authorize the execution, delivery and performance of this Agreement, the other Transaction Documents and the issuance and sale of the Preferred Stock and the conversion into the Conversion Shares. This Agreement has been duly authorized, executed and delivered and constitutes a legal, valid and binding obligation of Greenbriar, enforceable against Greenbriar in accordance with its terms, except as enforcement may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws or equitable principles relating to or limiting creditors' rights generally. Each of the Transaction Documents have been duly authorized by Greenbriar and, when duly executed and delivered by Greenbriar will be a legal, valid and binding obligation of Greenbriar, enforceable against Greenbriar in accordance with its terms, except as enforcement may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws or equitable principles relating to or limiting creditors' rights generally.

                    3.2. Validity of Sale, etc.

                    (a) On the  date  of this  Agreement,  there  are  7,396,647 shares of Greenbriar Common Stock, 128 shares of Series B Preferred Stock, and 675,000 shares of Series D Preferred Stock issued and outstanding. All of the issued shares of capital stock of Greenbriar have been duly and validly authorized and issued, are fully paid and non-assessable and have not been issued in violation of any preemptive or other similar rights or applicable securities laws. Upon the issuance of the Preferred Stock under this Agreement, the total number of shares of capital stock which Greenbriar has authority to issue will be 110,000,000 shares, consisting of 100,000,000 shares of Greenbriar Common Stock and 10,000,000 shares of Preferred Stock, of which 1,400,000 shares will be designated as Series F Senior Preferred Stock, 800,000 shares will be designated as Series G Senior Non-Voting Preferred Stock, 100,000 shares will be designated as Series B Junior Preferred Stock and 675,000 shares will be designated as Series D Junior Preferred Stock, and (ii) there will be 7,396,647 shares of Greenbriar Common Stock, 1,400,000 shares of Series F Senior Preferred Stock, 800,000 shares of Series G Senior Non-Voting
               Preferred Stock, 128 shares of Series B Junior Preferred Stock, 675,000 shares of Series D Junior Preferred Stock issued and outstanding. On the date of this Agreement and on the Closing Date, Greenbriar has and will have no shares of treasury stock. There are no outstanding subscriptions, rights, warrants, options, calls, exchangeable or convertible securities, commitments of sale or liens related to or entitling any person to purchase or otherwise to acquire any shares of the capital stock of, or other ownership interest in, Greenbriar other than exchange rights, convertible securities, options and warrants to purchase an aggregate of 1,958,571 shares of Greenbriar Common Stock as set forth on Schedule 3.2(a) hereto.

                    (b) The Preferred  Stock shall,  when issued against payment therefor in accordance with this Agreement and the other Transaction Documents, be duly authorized and validly issued, fully paid and nonassessable and free from all taxes, liens and charges. The Preferred Stock when issued will not be subject to any preemptive or other similar rights of any security holder of Greenbriar or any of the Subsidiaries other than any such rights granted pursuant to the Agreement and the Transaction Documents.

                    (c) Greenbriar has reserved and has available such number of
               Conversion Shares as shall permit the compliance by Greenbriar with its obligations to deliver Conversion Shares pursuant to the Certificate of Designations and the other Transaction Documents. Greenbriar shall at all times reserve and keep available, solely for the purpose of the conversion of the Preferred Stock, the Greenbriar Shares in order to effect the conversion of the Preferred Stock, subject to a reduction by the number of shares of Greenbriar Common Stock that have previously been delivered in any conversion of Preferred Stock; all of such shares of Greenbriar Common Stock which are issuable to the holders of the Preferred Stock by way of conversion are, and will be when issued, duly authorized and validly issued, fully paid and nonassessable, and free from all taxes, liens and charges. All Conversion Shares shall, when delivered, in accordance with the provisions of the Certificate of Designations, be duly authorized and validly issued, fully paid and nonassessable and free from all taxes, liens and charges. Greenbriar shall take all such actions as may be necessary to assure that all Conversion Shares may be so delivered without violation of any applicable law or governmental regulation or any requirements of any domestic securities exchange or national market upon which the Conversion Shares may be listed. The Conversion Shares shall not be subject to any preemptive or other similar rights of any security holder of Greenbriar or any of the Subsidiaries other than any such rights granted pursuant to the Agreement and the Transaction Documents.

                    (d) No  order  suspending  or  preventing  the  sale  of the
               Preferred Stock or the Conversion Shares in any jurisdiction has been issued or threatened or, to the knowledge of Greenbriar, is contemplated.

                    (e) None of the issuance and sale by Greenbriar of the Preferred Stock and delivery of the Conversion Shares upon the conversion of the Preferred Stock, the execution or delivery of this Agreement and the other Transaction Documents, the performance by Greenbriar of its obligations hereunder and thereunder, the consummation of the transactions contemplated herein and therein and the conduct by Greenbriar and the Subsidiaries of their businesses conflicts or will conflict with or results or will result in any breach or violation of any of the terms or provisions of, or constitutes or will constitute a default under, or results or will result in the creation or imposition of any Lien upon any property or assets of Greenbriar or any of the Subsidiaries pursuant to the terms of: (i) the certificate of incorporation, articles of incorporation or bylaws of Greenbriar or any of the Subsidiaries, (ii) any license, contract, indenture, mortgage, installment sale agreement, lease, deed of trust, voting trust agreement, stockholders' agreement, note, loan, credit agreement, purchase order, agreement or instrument evidencing an obligation for borrowed money or other agreement or instrument to which Greenbriar or any of the Subsidiaries is a party or by which Greenbriar or any of the Subsidiaries may be bound or to which the property or assets of Greenbriar or any of the Subsidiaries is subject or affected or (iii) any Law applicable to Greenbriar or any of the Subsidiaries of any Tribunal having jurisdiction over Greenbriar or any of the Subsidiaries or any of their respective activities or properties; except any violation or default under the foregoing clauses (ii) or (iii) as would not have a Material Adverse Effect.

                    (f) There is not in effect on the date hereof any  agreement by Greenbriar (other than this Agreement and the other Transaction Documents) pursuant to which any holders of securities of Greenbriar have a right to cause Greenbriar to register such securities under the Act other than as set forth on
               Schedule 3.2(f) hereto.

                    3.3. Exchange Act Filings. Greenbriar is subject to Section 13 or 15(d) of the Exchange Act. The documents filed pursuant to the Exchange Act, when they were filed with the Commission (or, if any amendment with respect to any such document was filed, when such amendment was filed), complied in all material respects with the requirements of the Exchange Act and did not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein not misleading; and any documents filed subsequent to the date of this Agreement, when filed with the Commission, will conform in all respects to the requirements of the Act and the Exchange Act, as applicable, and will not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein not misleading. All reports and statements required to be filed by Greenbriar under the Act and the Exchange Act have been filed, together with all exhibits required to be filed therewith. The documents and agreements so filed are in full force and effect on the date hereof.

                    3.4. Tribunal Consents. Neither the nature of Greenbriar or of any Subsidiary, or of any of their respective businesses or properties, nor any relationship between Greenbriar or any Subsidiary and any other Person, nor (except as expressly provided for in this Agreement) any circumstance in connection with the offer, issue or sale of the Preferred Stock and the conversion into the Conversion Shares is such as to require consent, approval or authorization of, or filing, registration or qualification with, any Tribunal on the part of Greenbriar as a condition to the execution and delivery of this Agreement and the other Transaction Documents, or the execution and filing of the Certificate of Designations or any amendment of the Articles of Incorporation required in connection with the authorization, offer, sale, issuance and/or conversion of the Preferred Stock or the Conversion Shares and the consummation of the Transactions contemplated by the Transaction Documents, other than consents, approvals, etc., the absence of which or the failure to obtain, individually or in the aggregate, cannot reasonably be expected to have a Material Adverse Effect. No actions or filings of Greenbriar, Purchaser or their Affiliates are required under the HSR Act with respect to the execution and closing of the transactions contemplated by this Agreement.

                    3.5. Litigation. Other than as described in the 1996 Form 10-K, the September 1997 Form 10-Q and Schedule 3.5 hereto, there is no action, suit, proceeding, litigation or governmental proceeding pending or threatened or, to the knowledge of Greenbriar, contemplated against (or circumstances that are reasonably likely to give rise to the same), or involving the properties or businesses of, Greenbriar or any of the Subsidiaries which (i) questions the validity of the capital stock of Greenbriar or any of the Subsidiaries, this Agreement, the other Transaction Documents or any action taken or to be taken by Greenbriar or any of the Subsidiaries pursuant to or in connection with this Agreement or the other Transaction Documents or (ii) would have a Material Adverse Effect.

                    3.6. No Conflicts. Except as set forth in Schedule 3.6, neither Greenbriar nor any of the Subsidiaries (i) is in violation of its certificate of incorporation, articles of incorporation or bylaws; (ii) is in default in the performance of any obligation, agreement or condition contained in any license, contract, indenture, mortgage, installment sale agreement, lease, deed of trust, voting trust agreement, stockholders' agreement, note, loan, credit agreement, purchase order, agreement or instrument evidencing an obligation for borrowed money or other agreement or instrument to which Greenbriar or any of the Subsidiaries is a party or by which Greenbriar or any of the Subsidiaries may be bound or to which the property or assets of Greenbriar or any of the Subsidiaries is subject or affected; or (iii) is in violation in any respect of any Law applicable to Greenbriar or any of the Subsidiaries of any Tribunal having jurisdiction over Greenbriar or any of the Subsidiaries or any of their respective activities or properties, except any violation or default under the foregoing clauses (ii) or (iii) as would not have a Material Adverse Effect, and no other party under any such agreement or instrument to which either Greenbriar or any of the Subsidiaries is a party is, to the knowledge of any executive officer of Greenbriar or any Subsidiary after reasonable inquiry, in default in any material respect thereunder, other than any such default that would not have a Material Adverse Effect.

                    3.7. No Material Misstatements. To the best of its knowledge, no representation, warranty, or statement by Greenbriar in this Agreement, the other Transaction Documents or in any written statement or certificate furnished or to be furnished to Purchaser pursuant to this Agreement or the other Transaction Documents contains any untrue statement of a material fact or, when taken together, omits a material fact necessary to make the statements made herein or therein not misleading.

                    3.8. Subsidiaries. Each Subsidiary is duly organized and validly existing under the laws of its jurisdiction of organization and is in good standing under such laws, with power and authority (corporate and other) to own its properties and conduct its business as now conducted and as presently proposed to be conducted, and has been duly qualified and is authorized to transact business and is in good standing as a foreign corporation in each jurisdiction in which it owns or leases properties or conducts any business so as to require such qualification, except where failure to so qualify would not have a Material Adverse Effect. Greenbriar does not own or control, directly or indirectly, any corporation, association or other entity other than the Subsidiaries. All of the Subsidiaries as of the date hereof and the date of the Closing are set forth on Schedule 3.8. Except as set forth on Schedule 3.8, Greenbriar owns, either directly or through other Subsidiaries, good and marketable title to all of the outstanding shares of capital stock (capital stock for purposes of this Agreement includes partnership interests and membership interests, in addition to common stock and preferred stock) of each Subsidiary, in each case free and clear of all liens, charges, claims, encumbrances, pledges, security interests defects or other restrictions or equities of any kind whatsoever; and all of the outstanding shares of capital stock of the Subsidiaries have been duly authorized and validly issued and are fully paid and non-assessable and not issued in violation of any preemptive or other similar rights or applicable securities laws. There are no outstanding subscriptions, rights, warrants, options, calls, exchangeable or convertible securities, commitments of sale or liens related to or entitling any person to purchase or otherwise to acquire any shares of the capital stock of, or other ownership interest in, any Subsidiary.

                    3.9. Minute Books. The minute books of each of Greenbriar and the Subsidiaries contain a complete summary of all meetings and actions of the directors and stockholders of each of Greenbriar and the Subsidiaries since the time of their respective incorporation and reflect all transactions referred to in such minutes accurately in all respects.

                    3.10. Voting Agreements, Stockholders' Agreements, etc. Neither Greenbriar nor any of the Subsidiaries is a party to or bound by any instrument, agreement or other arrangement, including, but not limited to, any voting trust agreement, stockholders' agreement or other agreement or instrument, affecting any securities or rights or obligations of security holders of Greenbriar or any of the Subsidiaries, other than in connection with the Preferred Stock to be issued pursuant to this Agreement.

                    3.11. Material Adverse Effect. There has been no action, condition, change or circumstance that has resulted, or to the knowledge of Greenbriar will result, in a Material Adverse Effect since the filing of the September 1997 Form 10-Q by Greenbriar with the Commission, other than (i) litigation which could result in a write off of up to $4,300,000 of mortgage notes and accrued interest and cash disbursements by Greenbriar in excess of $1,500,000 in the aggregate in connection with the Southern Care v. Medical Resources et al. litigation; (ii) a prepayment penalty not to exceed $1,300,000 to Health and Retirement Properties Trust, and (iii) a judgment which could result in cash disbursements by Greenbriar in excess of $1,000,000 in the aggregate in connection with the Carmen Puentes v. CareAmerica et al. litigation.

                    3.12. Private Offering. Neither Greenbriar nor any other Person acting on behalf of Greenbriar has offered any of the Preferred Stock or any similar securities of Greenbriar for sale to, or solicited offers to buy any thereof from, or otherwise approached or negotiated with respect thereto with any prospective purchasers who are not accredited investors, as defined in Rule 501 of Regulation D promulgated under the Act. Greenbriar agrees that neither Greenbriar nor anyone acting on its behalf has offered or will offer the Preferred Stock or any part thereof or any similar securities for issue or sale to, or has solicited or will solicit any offer to acquire any of the same from, anyone so as to bring the issuance and sale of the Preferred Stock within the provisions of Section 5 of the Act.

                    3.13. Laws. Each of Greenbriar and the Subsidiaries has complied in all respects with all Laws applicable to it or its businesses other than violations which would not have a Material Adverse Effect.

                    3.14. Investment Company Act. Neither Greenbriar nor any Subsidiary is, and after giving effect to the issuance and sale of the Preferred Stock, will be, an "investment company," or an entity "controlled" by an "investment company," as such terms are defined in the United States Investment Company Act of 1940, as amended.

                    3.15. Affiliate Transactions. To the best of its knowledge and except as set forth on Schedule 3.15, no officer, director or 5% or greater stockholder of Greenbriar or any of the Subsidiaries, or any "affiliate" or "associate" (as these terms are defined in Rule 405 promulgated under the Act) of any of the foregoing persons or entities, has, or has had which will have a Material Adverse Effect going forward, either directly or indirectly, (i) a material interest in any person or entity which (A) furnishes or sells services or products which are furnished or sold or are proposed to be furnished or sold by Greenbriar or any of the Subsidiaries or (B) purchases from or sells or furnishes to Greenbriar or any of the Subsidiaries any goods or services or (ii) a material beneficiary interest in any contract or agreement to which Greenbriar or any of the Subsidiaries is a party or by which Greenbriar or any of the Subsidiaries may be bound or affected. Except as set forth in Schedule 3.15, there are no existing agreements, arrangements, understandings or transactions, or proposed agreements, arrangements, understandings or transactions, between or among Greenbriar or any of the Subsidiaries and any such officer, director, 5% or greater stockholder, "affiliate" or "associate." For the purpose of this
Section 3.15, interests which may be excluded from disclosure pursuant to the instructions to items of Regulation S-K shall be deemed to be per se not material.

                    3.16. Environmental Compliance. To the best of its knowledge, neither Greenbriar nor any Subsidiary (i) has violated, or has been notified or is otherwise aware that it is liable with respect to obligations under, any applicable Environmental Law, lacks Environmental Permits or is violating any term or condition of any Environmental Permit; (ii) owns or occupies any Real Property on which there has been a Release of Hazardous Substances, or which may reasonably be expected to be adversely affected by a Release of Hazardous Substances released at another location; or (iii) is otherwise exposed to any Environmental Liability, except as to clauses (i), (ii) and (iii), for such instances of noncompliance or Releases of Hazardous Substances which, either singly or in the aggregate, would not have a Material Adverse Effect.

                    3.17. Taxes. To the best of its knowledge and except as set forth on Schedule 3.17, all tax returns required to be filed by Greenbriar or the Subsidiaries in all jurisdictions have been timely and duly filed, other than those filings being contested in good faith or except where the failure to so file any such returns could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. There are no tax returns of Greenbriar or the Subsidiaries that are currently being audited by state, local or federal taxing authorities or agencies (and with respect to which Greenbriar or the Subsidiaries have received notice), where the findings of such audit, if adversely determined, would result in a Material Adverse Effect. All taxes, including withholding taxes, penalties and interest, assessments, fees and other charges due or claimed to be due from such entities have been paid, other than those being contested in good faith and for which adequate reserves have been provided or those currently payable without penalty or interest or except if the failure to so pay could not reasonably be expected to have a Material Adverse Effect. No transfer tax, stamp duty or other similar tax is payable by or on behalf of Purchaser in connection with (i) the issuance by Greenbriar of the Preferred Stock and the conversion into the Conversion Shares, (ii) the purchase by Purchaser of the Preferred Stock from Greenbriar or (iii) the consummation by Greenbriar of any of its obligations under this Agreement.

                    3.18. Insurance. Each of Greenbriar and the Subsidiaries maintains insurance covering its properties, operations, personnel and businesses which insures against such losses and risks as are adequate in accordance with its reasonable business judgment. Neither Greenbriar nor any Subsidiary has received notice from any insurer or agent of such insurer that substantial capital improvements or other expenditures will have to be made in order to continue such insurance. All such insurance is outstanding and duly in force on the date hereof and shall be outstanding and duly in force at the date of the Closing.

                    3.19. Labor Issues. To the best of its knowledge, Greenbriar and the Subsidiaries are in substantial compliance with all federal, state, local and foreign laws and regulations respecting employment and employment practices, terms and conditions of employment and wages and hours. There are no pending investigations involving Greenbriar or any of the Subsidiaries by the U.S. Department of Labor or any other governmental agency responsible for the enforcement of such federal, state, local or foreign laws and regulations. There is no unfair labor practice charge or complaint against Greenbriar or any of the Subsidiaries pending before the National Labor Relations Board or any strike, picketing, boycott, dispute, slowdown or stoppage pending or threatened against or involving Greenbriar or any of the Subsidiaries. No representation question exists respecting the employees of Greenbriar or any of the Subsidiaries, and no collective bargaining agreement or modification thereof is currently being negotiated by Greenbriar or any of the Subsidiaries. No grievance or arbitration proceeding is pending under any expired or existing collective bargaining agreements of Greenbriar or any of the Subsidiaries. No material labor dispute with the employees of Greenbriar or any of the Subsidiaries exists or, to the knowledge of Greenbriar after reasonable inquiry, is imminent and neither Greenbriar nor any Subsidiary is aware of any existing or imminent general labor disturbance by the employees of any of its principal suppliers, manufacturers or contractors which could reasonably be expected to have a Material Adverse Effect.

                    3.20. Benefit Plans. To the best of its knowledge, except as identified on Schedule 3.20 attached hereto, neither Greenbriar nor any of the Subsidiaries maintains, sponsors or contributes to any program or arrangement that is an "employee pension benefit plan" an "employee welfare benefit plan" or a "multi-employer plan" ("ERISA Plans") as such terms are defined in Sections 3(2), 3(1) and 3(37), respectively, of ERISA. Except as identified on Schedule
3.20 attached hereto, neither Greenbriar nor any of the Subsidiaries maintains or contributes to, now or at any time previously, a defined benefit plan as defined in Section 3(35) of ERISA. No ERISA Plan (or any trust created thereunder) has engaged in a "prohibited transaction" within the meaning of
Section 406 of ERISA or Section 4975 of the Internal Revenue Code of 1986, as amended (the "Code") which could subject Greenbriar or any of the Subsidiaries to any material tax penalty on prohibited transactions and which has not adequately been corrected. No "accumulated funding deficiency" (as defined in Section 302 of ERISA) or any of the events set forth in Section 4043(b) of ERISA (other than events with respect to which the 30-day notice under Section 4043 of ERISA has been waived) has occurred with respect to any employee benefit plan which might reasonably be expected to have a Material Adverse Effect. Each ERISA Plan is in compliance in all material respects with the reporting, disclosure and other requirements of the Code and ERISA as they relate to such ERISA Plan. Determination letters have been received from the Internal Revenue Service with respect to each ERISA Plan which is intended to comply with Code Section 401(a) stating that such ERISA Plan and the attendant trust are qualified thereunder. Neither Greenbriar nor any of the Subsidiaries has ever completely or partially withdrawn from a Multiemployer Plan of Greenbriar.

                    3.21. Financial Statements. The audited consolidated financial statements and the related notes of Greenbriar and the Subsidiaries as of and for the year ended December 31, 1996 and the unaudited consolidated financial statements and the related notes of Greenbriar and the Subsidiaries as of and for the nine month period ended September 30, 1997, copies of which have been delivered to Purchaser, have been prepared in conformity with GAAP and fairly present in all material respects the consolidated financial position, results of operations and cash flows of Greenbriar and the Subsidiaries as of the dates and throughout the periods therein specified.

                    3.22. Accounting Matters. Each of Greenbriar and the Subsidiaries maintains a system of internal accounting controls sufficient to provide reasonable assurance that (i) transactions are executed in accordance with management's general or specific authorizations; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with GAAP and to maintain accountability for assets; (iii) access to financial assets is permitted only in accordance with management's general or specific authorization and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect thereto. Grant Thornton, who has audited certain financial statements of Greenbriar and the Subsidiaries, is an independent public accounting firm as defined by the Act and the rules and regulations of the Commission thereunder.

                    3.23. Licenses. Each of Greenbriar and the Subsidiaries holds all licenses, franchises, permits, consents, registrations, certificates and other approvals (including, without limitation, those relating to environmental matters and worker health and safety) (individually a "License" and collectively, "Licenses") required for the conduct of its business as now being conducted except where the failure to hold such Licenses, individually or in the aggregate, cannot reasonably be expected to have a Material Adverse Effect.

                    3.24. No Stabilization. To the best of its knowledge, neither Greenbriar or any of the Subsidiaries, nor any of its Affiliates has taken or will take, directly or indirectly, any action designed to or which has constituted or which might be expected to cause or result in, under the Exchange Act or otherwise, stabilization or manipulation of the price of any security of Greenbriar to facilitate the sale or resale of the Preferred Stock or the Conversion Shares or otherwise.

                    3.25. Title to Property. Each of Greenbriar and the Subsidiaries has good and marketable title to, or valid and enforceable leasehold estates in, all items of real and personal property which are material to its business, in each case free and clear of all liens, mortgages, charges, claims, encumbrances, pledges, security interests, defects and other restrictions except the Permitted Liens, those disclosed in Schedule 3.25 or those which are not material in amount and do not materially adversely affect the use made or proposed to be made of such property.

                    3.26. Stock Exchange. The Greenbriar Common Stock is registered pursuant to Section 12(b) of the Exchange Act, and is approved for trading on the American Stock Exchange under the symbol "GBR." Greenbriar has taken no action that was designed to terminate, or that is likely to have the effect of terminating, trading of the Greenbriar Common Stock on the American Stock Exchange, nor has Greenbriar received any notification that the Commission or the American Stock Exchange is contemplating terminating such trading.

                    3.27. Foreign Compliance. To the best of its knowledge, neither Greenbriar nor any of the Subsidiaries has, nor to the knowledge of Greenbriar, has any officer, director or employee of Greenbriar or any of the Subsidiaries or any other person acting on behalf of Greenbriar or any of the Subsidiaries, for the benefit of Greenbriar or any such Subsidiaries at any time during the last five years, (i) made any unlawful gift or contribution to any candidate for federal, state, local or foreign political office, or failed to disclose fully any such gift or contribution in violation of law, or (ii) made any payment to any federal, state, local or foreign governmental officer or official, which would be reasonably likely to subject Greenbriar or any of the Subsidiaries to any significant damage or penalty in any civil, criminal or governmental litigation or proceeding (domestic or foreign). Each of Greenbriar's and the Subsidiaries' internal accounting controls are sufficient to cause Greenbriar and the Subsidiaries to comply with the Foreign Corrupt Practices Act of 1977, as amended.

                    3.28. Nevada Law Exemptions. None of the issuance by Greenbriar and the purchase by Purchaser of the Preferred Stock and delivery to Purchaser of the Conversion Shares upon the conversion of the Preferred Stock, the execution or delivery of this Agreement and the other Transaction Documents, and the consummation of the transactions contemplated herein and therein (i) conflicts or will conflict with, (ii) violates or will result in any violation of or (iii) restricts or will restrict any future transactions or business combinations involving Purchaser or any of its affiliates and Greenbriar, any Subsidiary, Greenbriar capital stock, Greenbriar, any of its subsidiaries or Greenbriar capital stock pursuant to, in each case, any of the provisions of Nevada law, including, but not limited to Sections 78.378-78.3793 and Sections 78.411-78.444 of Chapter 78 of the Nevada Revised Statutes.

         Section 4. Representations and Warranties of Purchaser

         Purchaser hereby represents, warrants and covenants to Greenbriar that as of the date of Greenbriar's execution of this Agreement and as of the date of the Closing:

                    4.1. Due Organization and Authorization. Purchaser is a limited partnership duly organized and validly existing under the laws of the State of Delaware and has all requisite power and authority (i) to own and operate its properties and assets and to carry on its business as now conducted and as presently proposed to be conducted, (ii) to execute and deliver this Agreement and the other Transaction Documents, (iii) to perform the terms hereof and thereof and (iv) to consummate the transactions contemplated hereby and thereby. Purchaser has taken all action necessary to authorize the execution, delivery and performance of this Agreement, the other Transaction Documents and the purchase of the Preferred Stock and the conversion of the Conversion Shares.

                    4.2. Purchase for Purchaser's Account. Purchaser represents and warrants to Greenbriar that it is purchasing and will purchase the Preferred Stock, for its own account, with no present intention of distributing or reselling the Preferred Stock or the Conversion Shares or any part thereof and that such Purchaser is prepared to bear the economic risk of retaining the Preferred Stock and the Conversion Shares for an indefinite period, all without prejudice, however, to the right of such Purchaser at any time, in accordance with this Agreement and the other Transaction Documents, lawfully to sell or otherwise dispose of all or any part of the Preferred Stock or the Conversion Shares held by it. Purchaser represents and warrants that it is an accredited investor, as such term is defined in Rule 501 of Regulation D promulgated under the Act.

                    4.3. Compliance. Purchaser acknowledges that Greenbriar has not registered the Preferred Stock and that Greenbriar has not registered the Conversion Shares under the Act, and Purchaser agrees that neither the Preferred Stock nor the Conversion Shares shall be sold or offered for sale without registration under the Act or the availability of an exemption therefrom, nor in violation of any other law of the United States of America or any state thereof, and the certificates representing such shares shall bear a legend with respect thereto.

         Section 5. Pre-Closing Covenants

                    5.1. Access and Investigation. Between the date of this Agreement and the date of Closing, Greenbriar shall, and shall cause each of its respective subsidiaries to, (a) afford Purchaser and its representatives reasonably full and free access during normal business hours to Greenbriar's and Greenbriar's personnel, properties, contracts, books and records, and other documents and data, (b) furnish Purchaser and its representatives with copies of all such contracts, books and records, and other existing documents and data as Purchaser may reasonably request, and (c) furnish Purchaser and its representatives with such additional financial, operating, and other data and information as Purchaser may reasonably request; provided, that Purchaser's access under this Section 5.1 shall not unduly interfere with the operations of Greenbriar.

                    5.2. Operation of the Businesses of Greenbriar. Between the date of this Agreement and the date of Closing, except as otherwise expressly permitted herein, Greenbriar shall, and shall cause each Subsidiaries to:

                    (a) conduct the business of Greenbriar and the  Subsidiaries only in the ordinary course of business; and

                    (b) use commercially  reasonable  efforts to preserve intact the current business organization of Greenbriar and the Subsidiaries, keep available the services of the current officers, employees, and agents of Greenbriar and the Subsidiaries, and maintain the relations and goodwill with suppliers, customers, landlords, creditors, employees, agents, and others having business relationships with Greenbriar and the Subsidiaries.

                    5.3. Restrictions on Certain  Actions.  Except as  otherwise
expressly   permitted  herein,  from  and after  the date  hereof to  the  day immediately following the issuance of Preferred Stock hereunder, Greenbriar shall not (without the written consent of

Purchaser which, for the purposes of the filing of board resolutions, shall not be unreasonably withheld):

                    (a) directly or indirectly declare, make, incur any liability to make, or pay any Distribution, except for Distributions to the holders of Series B Junior Preferred Stock and Series D Junior Preferred Stock required pursuant to their respective certificate of designations; or

                    (b) make,  and shall not permit any of the  Subsidiaries  to make, any amendment to the certificate of incorporation or the articles of incorporation or bylaws of any such company or file any resolution of the board of directors with its respective Office of the Secretary of State.

                    5.4. Required Approvals. As promptly as practicable after the date of this Agreement, Greenbriar and Purchaser shall make all filings required to be made by them in order to consummate the transactions contemplated by the Transaction Documents. Between the date of this Agreement and the date of Closing, each party shall cooperate with the other party with respect to all filings that a party elects to make or is required to make in connection with the transactions contemplated by the Transaction Documents.

                    5.5. Notification. Between the date of this Agreement and the date of Closing, each party shall promptly notify the other parties in writing if it becomes aware of any fact or condition that causes or constitutes a breach of any of its representations and warranties as of the date of this Agreement, or if it becomes aware of the occurrence after the date of this Agreement of any fact or condition that would (except as expressly contemplated by this Agreement) cause or constitute a breach of any such representation or warranty had such representation or warranty been made as of the time of occurrence or discovery of such fact or condition. During the same period, each party shall promptly notify the other parties of the occurrence of any breach of any covenant in this Agreement or of the occurrence of any event that may make the satisfaction of the conditions in this Agreement impossible or unlikely.

                    5.6. No Negotiation. Until such time, if any, as this Agreement is terminated pursuant to Section 9.2, Greenbriar, their Affiliates and their representatives shall not directly or indirectly solicit, initiate, or encourage any inquiries or proposals from, discuss or negotiate with, provide any non-public information to, or consider the merits of any unsolicited inquiries or proposals from, any Person (other than Purchaser) relating to any transaction which (i) contemplates replacing or finding a substitute for Purchaser in any financing or equity transaction or (ii) places Greenbriar in an economic position similar to that contemplated by the Transaction Documents.

                    5.7. Public Disclosure. Prior to the Closing, none of the parties hereto, nor any of their representatives shall, without the prior written consent of the other parties, which shall not be unreasonably withheld, make any statement, public announcement or release to the press or any other third party with respect to their discussions or this Agreement or permit any of its employees or agents to make any such statement, announcement or release, until such time as any party may be required by law, regulation, order or other requirement to make disclosure, including, but not limited to, disclosures made by Greenbriar to respond to the Commission, the American Stock Exchange and lender requirements.

                    5.8. Efforts. Between the date of this Agreement and the date of Closing, each party shall use commercially reasonable efforts to cause the conditions in this Agreement to be satisfied.

         Section 6. Covenants of Greenbriar

         Greenbriar hereby covenants to the holders of Preferred Stock that, unless waived in writing by each Preferred Stock Representative, on the date of this Agreement and thereafter:

                    6.1. Use of Proceeds. Greenbriar shall use the proceeds of approximately $22,000,000 from the sale of the Preferred Stock (a) to purchase real estate assets consistent with the description of Greenbriar's business contained in 1996 Form 10-K, (b) to use for working capital, (c) to pay down debt and (d) to invest in short term state and federal government securities.

                    6.2. Sale of Greenbriar. Greenbriar shall not permit a Sale of Greenbriar; provided, however, a Sale of Greenbriar will not be considered a breach of this Agreement provided that the mandatory conversion pursuant to
Section 6.3 of each Certificate of Designation is consummated.

                    6.3. Rights Relating to Board of Directors. Greenbriar will promptly execute and deliver to any individual elected to the Board of Directors by the holders of Series F Senior Preferred Stock, an agreement by Greenbriar to advance expenses, indemnify and hold harmless such individual for any and all actions taken by such individual in his capacity as a member of the Board of Directors to the fullest extent permitted by the laws of the state of incorporation of Greenbriar. If the laws of the state of incorporation of Greenbriar thereafter are amended to further permit indemnification and advancement of expenses, then Greenbriar shall advance expenses, indemnify and hold harmless to the fullest extent permitted by such laws, as so amended. Any repeal or modification of this Section 6.3 shall be prospective only and shall not adversely affect the rights set forth in this Section 6.3 existing at the time of such repeal or modification.

                    6.4. Taxes. Greenbriar shall pay all Taxes (other than federal, state or local income taxes) which may be payable in connection with the execution and delivery of this Agreement and the other Transaction Documents or the issuance and sale of the Preferred Stock and the conversion into the Conversion Shares hereunder or in connection with any modification of the Preferred Stock or Conversion Shares and shall save Purchaser harmless without limitation as to time against any and all liabilities with respect to or resulting from any delay in paying, or omission to pay such Taxes. The obligations of Greenbriar under this Section 6.4 shall survive any redemption, repurchase or acquisition of Preferred Stock or Conversion Shares by Greenbriar and the termination of this Agreement. Greenbriar shall, and shall cause each Subsidiary to, promptly pay when due any and all Taxes except Taxes that are being contested in good faith by lawful and appropriate proceedings diligently conducted, against which reserve or other provision required by GAAP has been made, and in respect of which levy and execution of any Lien has been and continues to be stayed. Greenbriar shall not, and shall not permit any Subsidiary to, use any proceeds of the sale of the Preferred Stock to pay the wages of employees unless a timely payment to or deposit with the United States of America of all amounts of Tax required to be deducted and withheld with respect to such wages is also made.

                    6.5. Delivery Expenses. If any holder surrenders any certificate for Preferred Stock or Conversion Shares to Greenbriar or a transfer agent of Greenbriar for exchange for instruments of other denominations or registered in another name or names, Greenbriar shall cause such new instruments to be issued and shall pay the cost of delivering the surrendered instrument and any new instruments issued in substitution or replacement for the surrendered instrument to and from the office of Purchaser from and to Greenbriar or its transfer agent, duly insured, other than any required stamp, taxes or transfer taxes.

                    6.6. Replacement of Instruments. Upon receipt by Greenbriar of evidence reasonably satisfactory to it of the ownership of and the loss, theft, destruction or mutilation of any certificate or instrument evidencing any Preferred Stock or Greenbriar Common Stock; and

                    (a) in the case of loss,  theft or destruction,  Greenbriar, at its expense, shall execute, register and deliver, in lieu thereof, a new certificate or instrument for (or covering the purchase of) an equal number of shares of Series F Senior Preferred Stock, Series G Senior Non-Voting Preferred Stock or Greenbriar Common Stock upon receipt of indemnity reasonably satisfactory to it (provided that, if the owner of the same is a commercial bank or an institutional lender or investor, its own agreement of indemnity shall be deemed to be satisfactory); or

                    (b) in the case of mutilation, upon surrender and cancellation thereof, Greenbriar, at its expense, shall execute, register and deliver, in lieu thereof, a new certificate or instrument for (or covering the purchase of) an equal number of shares of Series F Senior Preferred Stock, Series G Senior Non-Voting Preferred Stock or Greenbriar Common Stock.

                    6.7. Rule 144. At all times, in order to permit holders of Preferred Stock or Greenbriar Common Stock to sell the same, if they so desire, pursuant to Rule 144 or 144A promulgated by the Commission (or any successor to such rule), Greenbriar shall comply with all rules and regulations of the Commission applicable in connection with use of Rule 144 and 144A (or any successor rules thereto), including the provision of information concerning Greenbriar and the timely filing of all reports with the Commission in order to enable such holders, if they so elect, to utilize Rule 144 or 144A, and Greenbriar shall cause any restrictive legends to be removed and any transfer restrictions to be rescinded with respect to any sale of Preferred Stock or Greenbriar Common Stock which is exempt from registration under the Act pursuant to Rule 144 or 144A.

                    6.8. Financial Statements, Reports and Documents. Greenbriar shall deliver to each Preferred Stock Representative, each of the following:

                    (a) Quarterly  Statements.  Unless  duplicative of paragraph
               (d) below,  as soon as  available  and in any event  within fifty
               (50) days after the end of each quarterly fiscal period (except the last) of each fiscal year of Greenbriar, copies of the consolidated and consolidating balance sheet of Greenbriar and the consolidated

               Subsidiaries as of the end of such quarterly fiscal period, and statements of income and retained earnings and changes in financial position of Greenbriar and the consolidated Subsidiaries for that quarterly fiscal period and for the portion of the fiscal year ending with such period, in each case setting forth in comparative form the figures for the corresponding period of the preceding fiscal year, all in reasonable detail, and certified by the Chief Financial Officer of Greenbriar as being true and correct and as having been prepared in accordance with GAAP, subject to year-end audit adjustments;

                    (b) Annual  Statements.  Unless duplicative of paragraph (d)
               below, as soon as available and in any event within one-hundred and five (105) days after the close of each fiscal year of Greenbriar, copies of the consolidated and consolidating balance sheet of Greenbriar and the consolidated Subsidiaries as of the close of such fiscal year and statements of income and retained earnings and changes in financial positions of Greenbriar and the consolidated Subsidiaries for such fiscal year, in each case setting forth in comparative form the figures for the preceding fiscal year, all in reasonable detail and accompanied by an opinion thereon (which shall not be qualified by reason of any limitation imposed by Greenbriar) of Grant Thornton, or of other independent public accountants of recognized national standing selected by Greenbriar and satisfactory to each Preferred Stock Representative, to the effect that such consolidated financial statements have been prepared in accordance with GAAP consistently maintained and applied (except for changes in which such accountants concur) and that the examination of such accounts in connection with such financial statements has been made in accordance with generally accepted auditing standards and, accordingly, includes such tests of the accounting records and such other auditing procedures as were considered necessary in the circumstances;

                    (c) Audit Reports.  Promptly upon receipt thereof,  one copy of each written report submitted to Greenbriar by independent accountants in any annual, quarterly or special audit made, it being understood and agreed that all audit reports which are furnished to each Preferred Stock Representative pursuant to this
               Section 6.8 shall be treated as confidential, but nothing herein contained shall limit or impair the right of the holders of the Preferred Stock to disclose such reports to any appropriate Tribunal, or to use such information to the extent pertinent to an evaluation of the obligations of Greenbriar under the Transaction Documents, or to enforce compliance with the terms and conditions of the Transaction Documents, or to take any lawful action which holders of the Preferred Stock deem necessary to protect their interests under the Transaction Documents;

                    (d) SEC and Other Reports. Promptly upon its becoming available, one copy of each financial statement, report, notice or proxy statement sent by Greenbriar to stockholders generally and of each regular or periodic report, registration statement or prospectus filed by Greenbriar with any securities exchange or the Commission or any successor agency, and of any order issued by any Tribunal in any proceeding to which Greenbriar is a party; and

                    (e) Compliance Certificate. Within the earlier of (i) the filing of a quarterly or annual report with the Commission or
               (ii) fifty (50) days after the end of each quarterly fiscal period (except the last) of each fiscal year of Greenbriar and one-hundred and five (105) days after the close of each fiscal year of Greenbriar, a certificate executed by the Chief Financial Officer or Chief Executive Officer of Greenbriar, stating that a review of the activities of Greenbriar during such fiscal quarter has been made under his supervision and that Greenbriar has observed, performed and fulfilled each and every obligation and covenant contained herein and is not in default under any of the same or, if any such default shall have occurred, specifying the nature and status thereof, and setting forth a computation in reasonable detail as of the end of the period covered by such statements, of compliance with Sections 6.28-6.35 hereof.

                    6.9. Inspection of Property. In addition to any rights of the holders of the Preferred Stock under applicable law to inspect the property of Greenbriar, Greenbriar shall permit each Preferred Stock Representative or his representative, upon reasonable notice, during normal business hours and while accompanied by a representative from Greenbriar, to (i) visit and inspect any of the properties of Greenbriar and any Subsidiary, (ii) examine the corporate and financial records of Greenbriar and the Subsidiaries and make copies thereof or extracts therefrom and (iii) conduct tests or investigations, subject to the rights of tenants.

                    6.10. Conduct of Business. Greenbriar shall carry on and conduct, and cause each Subsidiary to carry on and conduct, its business in the same manner and in the same fields of enterprise as it is conducted on the date hereof, or in the real estate business; and do, and, unless merged into Greenbriar, cause each Subsidiary to do, all things necessary to (i) remain duly incorporated, validly existing and in good standing as a domestic corporation in its jurisdiction of incorporation, (ii) maintain all requisite authority to conduct its business in each jurisdiction in which its business is conducted and
(iii) use commercially reasonable efforts to maintain all licenses, permits, and franchises necessary for its business. Greenbriar shall not, and shall not permit any Subsidiary to, directly or indirectly, engage in any businesses other than those to which it is engaged as of the date hereof, or discontinue any of its existing lines of business or substantially alter its method of doing business except Greenbriar and any Subsidiary may engage in the real estate business.

                    6.11. Insurance. Greenbriar shall maintain, and cause each Subsidiary to maintain, insurance covering its properties, operations, personnel and businesses which insures against such losses and risks as are adequate in accordance with its reasonable business judgment.

                    6.12. Maintenance of Property. Greenbriar shall maintain, and cause each Subsidiary to maintain, all of its tangible property in good condition and repair and make all necessary replacements thereof and operate the same properly, efficiently and in a prudent manner.

                    6.13. Books and Records. Greenbriar shall maintain, and cause each Subsidiary to maintain, books, records, and accounts necessary to prepare financial statements in accordance with GAAP.

                    6.14. Notices. Except as disclosed in the 1996 Form 10-K and the September 1997 Form 10-Q, this Agreement and the documents referred to herein, Greenbriar shall promptly give notice to each Preferred Stock Representative of (i) any

Material Adverse Effect, (ii) the occurrence and the date of a Special Asset Sale Trigger, (iii) the existence and status of any Litigation that, if determined adverse to Greenbriar or any Subsidiary, would result in a Material Adverse Effect or (iv) any default under any material agreement, contract or other instrument to which Greenbriar or any Subsidiary is a party or by which any of their properties are bound, or any acceleration of the maturity of any Debt owing by Greenbriar or any Subsidiary; in each case, specifying the nature thereof and what action Greenbriar has taken, is taking, or proposes to take.

                    6.15. Authorizations and Approvals. Greenbriar shall, and shall cause each Subsidiary to, use commercially reasonable efforts to promptly obtain, from time to time at its own expense, all such governmental licenses, authorizations, consents, permits and approvals as may be required to enable it to comply with its obligations hereunder and under the other Transaction Documents.

                    6.16. Payment of Obligations. Greenbriar shall, and shall cause each Subsidiary to, promptly pay (or renew and extend) as they become due all of its material obligations and all lawful claims which, if unpaid, might give rise to a Lien upon any of its properties or assets (unless such obligations or claims are being contested in good faith by appropriate proceedings).

                    6.17. Employee Plans. As soon as possible and within 30 days after Greenbriar knows or has reason to know that any event which would constitute a reportable event under Section 4043(b) of Title IV of ERISA with respect to any employee pension or other benefit plan of Greenbriar subject to ERISA has occurred, or that the PBGC has instituted or will institute proceedings under ERISA to terminate that plan, deliver a certificate of a Responsible Officer of Greenbriar setting forth details as to that reportable event and the action which Greenbriar proposes to take with respect to it, together with a copy of any notice of that reportable event which may be required to be filed with the PBGC, or any notice delivered by the PBGC evidencing its intent to institute those proceedings or any notice to the PBGC that the plan is to be terminated, as the case may be. For all purposes of this section, Greenbriar is deemed to have all knowledge or knowledge of all facts attributable to the plan administrator under ERISA.

         Except where not a Material Adverse Effect, Greenbriar shall not, and shall not permit any Subsidiary to, permit (i) any ERISA Plan to incur an "accumulated funding deficiency" (as defined in Section 302 of ERISA or Section 412 of the Code), (ii) Greenbriar or any Subsidiary to incur liability, except for liabilities for premiums that have been paid or that are not past due, under ERISA to the PBGC in connection with any ERISA Plan, (iii) Greenbriar or any Subsidiary to withdraw in whole or in part from participation in a Multiemployer Plan, (iv) Greenbriar or any Subsidiary to engage in any "prohibited transaction" (as defined in Section 406 of ERISA or Section 4975 of the Code),
(v) a "reportable event" (as defined in Section 4043 of ERISA) to occur, excluding events for which the notice requirement is waived under applicable PBGC regulations, (vi) Greenbriar, an Affiliate of Greenbriar or any Subsidiary to have any liability under or be subject to any Lien under ERISA, the Code, or any similar provisions of any Law of Canada or any of its provinces to or on account of any employee benefit plan, program, scheme, or arrangement established or maintained by Greenbriar, an Affiliate of Greenbriar or any Subsidiary or to which Greenbriar, an Affiliate of Greenbriar or any Subsidiary contributes or had an obligation to contribute, (vii) any ERISA Plan not to comply in all material respects, both in form and operation, with ERISA and the Code, and (viii) any Multiemployer Plan of Greenbriar to be in reorganization within the meaning of ss. 418 of the Code.

                    6.18.      Environmental Matters.

                    (a) Greenbriar  shall make available to each Preferred Stock
               Representative (i) a copy of all future Environmental Reports, if any, and reports or notices to any Tribunal about any Release of Hazardous Substances, if any, in Greenbriar's or any Subsidiary's possession or prepared by or on behalf of Greenbriar or any
               Subsidiary in respect of any Real Property, and (ii) a report within ten Business Days after Greenbriar or any Subsidiary first has knowledge or reason to believe that any unreported Release of a Hazardous Substance has occurred at any Real Property that (A) requires or has resulted in any report or other notice to any Tribunal under any Environmental Law or (B) results or threatens to result in the presence of any Hazardous Substance in the environment in a quantity, concentration, state, or other condition that substantially exceeds any applicable standard for the protection of human health or the environment under any Environmental Law.

                    (b) Greenbriar shall, and shall cause each Subsidiary to use commercially reasonable efforts to, (i) obtain and keep in effect all Environmental Permits in substantial compliance with all Environmental Laws, (ii) operate and manage its businesses, processes, and other activities in substantial compliance with all Environmental Laws, Environmental Permits, and Environmental Indemnity Agreements of Greenbriar and in a manner to avoid incurring Environmental Liabilities, to prevent any Release of Hazardous Substances in any material amounts or in substantial violation of any Environmental Law, and to minimize the risk of loss or damage in the event of any Release of Hazardous Substances, (iii) keep each Environmental Indemnity Agreement of Greenbriar in full force and effect according to its terms, take all steps that may be necessary or appropriate to timely assert and receive payment or all claims under it, and (to the extent that the material remediation or indemnity protections or benefits provided by it would be jeopardized) and (iv) continuously and diligently carry out such removal, remedial, or other response actions as may be necessary or appropriate (A) in respect of each matter that constitutes substantial non-compliance with any Environmental Law and (B) to prevent or minimize potential Environmental Liabilities from any of those matters or any Release of Hazardous Substances, unless the failure to do any of the foregoing actions in clauses (i) through
               (iv) cannot reasonably be expected to have a Material Adverse Effect.

                    6.19.  Distributions.   Greenbriar  shall  not  directly  or
indirectly declare, make, incur any liability to make or pay any Distribution except:

                    (a) Distributions paid in the form of additional common stock;

                    (b) Distributions to the holders of Series B Junior Preferred Stock and Series D Junior Preferred Stock required pursuant to their respective certificate of designations;

                    (c) Distributions  paid to the holders of Series F Preferred
               Stock and Series G Preferred Stock; and

                    (d) Distributions by Greenbriar if (i) no Event of Default or Potential Default exists or would exist after giving effect to the Distribution and (ii) the total (without duplication) of all of those Distributions declared or paid (including the proposed Distribution) over the 12 months prior to such proposed Distribution do not exceed a 15% annualized yield based on the closing stock price of the Greenbriar Common Stock on the date such Distribution is declared.

         Greenbriar shall not permit any Subsidiary to directly or indirectly declare, make, incur any liability to make or pay any Distribution except Distributions to Greenbriar or any Subsidiary; provided that any such Distribution to a Subsidiary is ultimately paid to Greenbriar.

                    6.20. Transactions with Affiliates. Greenbriar shall not, and shall not permit any Subsidiaries to, enter into any transaction with any of its Affiliates (excluding Greenbriar and the Subsidiaries) except transactions
(i) in the ordinary course of business and upon fair and reasonable terms not less favorable to Greenbriar and the Subsidiaries than could be obtained in an arm's-length transaction with a Person that was not its Affiliate or (ii) which do not exceed $60,000 individually and $100,000 in the aggregate during any fiscal year.

                    6.21. Loans, Advances and Investments. Greenbriar shall not, and shall not permit any Subsidiary to, make any loan, advance, extension of credit, or capital contribution to any other Person, other than (i) to Greenbriar or any Subsidiary, (ii) for an amount less than $50,000 in the aggregate to such Person, (iii) as set forth on Schedule 6.21 or (iv) a fully secured loan in connection with a purchase or sale of companies and/or real estate.

                    6.22. Issuance of Shares. Greenbriar shall not permit any Subsidiary to issue, sell or otherwise dispose of, any shares of its capital stock or other securities, or rights, warrants or options to purchase or acquire any shares or securities, other than to Greenbriar or any Subsidiary.

                    6.23. Assignment. Greenbriar shall not, and shall not permit any Subsidiary to, assign or transfer any of its Rights, duties, or obligations under this Agreement.

                    6.24. Accounting Methods. Greenbriar shall not, and shall not permit any Subsidiary to, change its method of accounting except (i) to conform any new Subsidiary's accounting methods to Greenbriar's accounting methods, (ii) as required by GAAP or (iii) as required by SEC rules and regulations.

                    6.25. Government Regulations. Greenbriar shall not, and shall not permit any Subsidiary to, conduct its business in a way that it becomes regulated under the Investment Company Act of 1940, as amended, or the Public Utility Holding Company Act of 1935, as amended.

                    6.26.  Compliance with Laws and Documents.  Greenbriar shall use commercially reasonable efforts not to, and shall use commercially reasonable efforts not to permit any Subsidiary to, (i) violate the provisions of the articles of incorporation or certificate of incorporation or bylaws of Greenbriar or any Subsidiary; (ii) violate or be in default in the performance of any obligation, agreement or condition contained in any license, contract, indenture, mortgage, installment sale agreement, lease, deed of trust, voting trust agreement, stockholders' agreement, note, loan, credit agreement, purchase order, agreement or instrument evidencing an obligation for borrowed money or other agreement or instrument to which Greenbriar or any of the Subsidiaries is a party or by which Greenbriar or any of the Subsidiaries may be bound or to which the property or assets of Greenbriar or any of the Subsidiaries is subject or affected, if that violation or default alone, or when aggregated with all other violations, would result in a Material Adverse Effect; (iii) violate any Law applicable to Greenbriar or any of the Subsidiaries of any Tribunal having jurisdiction over Greenbriar or any of the Subsidiaries or any of their respective activities or properties, if that violation alone, or when aggregated with all other violations, would result in a Material Adverse Effect; or (iv) violate any obligation, provision, condition, covenant or requirement contained in the Transaction Documents, if that violation or default would result in a Material Adverse Effect.

                    6.27. Maintenance of Stock Listing. The Greenbriar Common Stock shall, at all times, (i) be registered pursuant to Section 12(b) of the Exchange Act, and (ii) be approved for trading on the American Stock Exchange, the New York Stock Exchange or the Nasdaq National Market.

                    6.28. Total Liabilities to Equity Ratio. Greenbriar shall not permit the ratio of Total Liabilities to Total Stockholders' Equity, as of any fiscal quarter end, to be greater than 3 to 1.

                    6.29. Total Long Term Debt to Equity Ratio. Greenbriar shall not permit the ratio of Total Long Term Debt to Total Stockholders' Equity, as of any fiscal quarter end, to be greater than 2.75 to 1.

                    6.30. Dividend Coverage Ratio. Greenbriar shall not permit the ratio of EBITDA (excluding all gains and losses attributable to sales of real estate) to Senior Preferred Dividend, as reported in any fiscal quarter, to be less than 1.5 to 1.

                    6.31.   Total   Long  Term  Debt  to  Book   Capitalization.
Greenbriar shall not permit Total Long Term Debt to exceed seventy-five percent (75%) of Book Capitalization, as of any fiscal quarter end.

                    6.32. Total Debt to Adjusted Book Capitalization. Greenbriar shall not permit Total Debt to exceed seventy-five percent (75%) of Adjusted Book Capitalization, as of any fiscal quarter end.

                    6.33. Total Debt and Capitalized Operating Lease Expense Obligations to Adjusted Book Capitalization and Capitalized Operating Lease Expense Obligations. Greenbriar shall not permit Total Debt plus Capitalized Operating Lease Expense Obligations to exceed seventy-five percent (75%) of Adjusted Book Capitalization plus Capitalized Operating Lease Expense Obligations, as of any fiscal quarter end.

                    6.34. Refinancing Existing Property Debt. Greenbriar shall not, and shall not permit any Subsidiary to, refinance Existing Property Debt, unless the aggregate loan amount does not exceed seventy-one percent (71%) of the appraised value of the collateral in such refinancing.

                    6.35. Total Net Property Debt to Real Property Book Value. Greenbriar shall not permit the level of Total Net Property Debt to exceed seventy-one and eight-tenths (71.8%) of Real Property Book Value, as of any fiscal quarter end.

                    6.36. HSR Filings. Greenbriar shall (a) upon Purchaser's request, take all actions necessary to make the filings of it or its Affiliates under the HSR Act with respect to the transactions contemplated by this Agreement, (b) comply with any request for additional information received by each party or its Affiliates from the Federal Trade Commission or Antitrust Division of the Department of Justice pursuant to the HSR Act, (c) cooperate with the other party in connection with such party's filings, if necessary, under the HSR Act, and (d) request, if applicable or if necessary, early termination of the applicable waiting period.

         Section 7. Conditions to Closing

                    7.1. Conditions to Obligations of Purchaser. The obligations of Purchaser hereunder are subject to the fulfillment, at or before the Closing, of each of the following conditions (all or any of which may be waived in whole or in part by Purchaser). Greenbriar shall use all commercially reasonable efforts to fulfill, at or before the Closing, such of the following conditions (or portions thereof) over which they have control.

                    (a) Greenbriar shall have delivered to Purchaser (in form and substance satisfactory to Purchaser and its counsel):

                         (i) a  certificate,  dated  the  date  hereof,  of  the
                    Secretary or an Assistant Secretary of Greenbriar (A) attaching a true and complete copy of the resolutions of the Board of Directors of Greenbriar, and of all documents evidencing other necessary corporate or stockholder action (in form and substance satisfactory to Purchaser and to its counsel) taken by Greenbriar in connection with the matters contemplated by this Agreement and the other Transaction Documents, (B) attaching a true and complete copy of Bylaws of Greenbriar and each Subsidiary, (C) setting forth the incumbency of the officer or officers of Greenbriar who sign this Agreement and the other Transaction Documents, including therein a signature specimen of such officer or officers and (D) covering such other matters, and with such other attachments thereto, as Purchaser may reasonably request;

                         (ii) a  certificate  of  incorporation  or  articles of
                    incorporation of Greenbriar and each Subsidiary certified by the Office of the Secretary of State under the laws of their respective states of incorporation;

                         (iii) a  certificate  of good standing  (including  tax
                    status, if applicable) of Greenbriar and each Subsidiary under the laws of their respective states of incorporation and as foreign corporations in every state in which they own property or conduct business;

                         (iv) an opinion of Glast,  Phillips & Murray,  P.C.  in
                    the form attached hereto as Exhibit E;

                         (v) such other  documents and evidence  relating to the
                    matters contemplated by this Agreement or the other Transaction Documents as the holders or their counsel shall reasonably require.

                         (b) The  representations  and  warranties of Greenbriar
                    contained in Section 3, shall be true on and, in all material respects, as of the Closing with the same effect as though such representations and warranties had been made on and as of the date of the Closing.

                         (c)  Greenbriar  shall have performed and complied with
                    all agreements, obligations, covenants and conditions contained in this Agreement and the other Transaction Documents that are required to be performed or complied with by it on or before the Closing; and no Event of Default or Potential Default exists on or before the Closing or as a result of the consummation of the transactions contemplated hereby.

                         (d) The  Chairman  of the  Board  of  Greenbriar  shall
                    deliver to Purchaser at the Closing a certificate certifying, to the best of his knowledge and as applicable to each of their companies, that the conditions specified in paragraphs (b), (c), (e), (i), (j), (k) and (l) have been fulfilled.

                         (e) All authorizations,  approvals, or permits, if any,
                    of any governmental authority or regulatory body of the United States or of any state thereof that are required in connection with the lawful issuance and sale of the Preferred Stock and the conversion into the Conversion Shares pursuant to this Agreement and the other Transaction Documents shall be duly obtained and effective as of the Closing.

                         (f) Each of the  Transaction  Documents shall have been
                    duly executed and delivered by all of the respective parties thereto (other than Purchaser) and shall be in full force and effect.

                         (g) Greenbriar shall have filed the Certificate of Designations with the Secretary of State of the State of Nevada.

                         (h) Greenbriar shall have paid all expenses required to
                    be paid by it pursuant to this Agreement and the Loan Agreement.

                         (i) Greenbriar shall have received approval, where required, to consummate the transactions contemplated by the Transaction Documents from or pursuant to any applicable governmental or regulatory authority or law and/or from any stock exchange, including, but not limited to, the issuance and listing of the Conversion Shares from the American Stock Exchange.

                         (j) There shall not be in effect on the date of Closing
                    any writ, judgment, injunction, decree, or similar order of any court or governmental authority restraining, enjoining, or otherwise preventing consummation of any of the transactions contemplated by this Agreement or the other Transaction Documents.

                         (k) There  shall  not be  instituted,  pending,  or, to
                    Greenbriar's knowledge, threatened, any action, suit, investigation, or other proceeding in, before, or by any court, governmental or regulatory authority, or other Person to restrain, enjoin, or otherwise prevent consummation of any of the transactions contemplated by this Agreement or the other Transaction Documents.

                         (l) Greenbriar shall have duly authorized, approved and
                    filed   any  and  all   amendments   to  the   Articles   of
                    Incorporation, resolutions or documents necessary to consummate the transactions contemplated by the Transaction Documents.

                         (m) All waiting  periods  applicable to this  Agreement
                    and the transactions contemplated hereby under the HSR Act, if any, shall have expired or been terminated.

                         (n) The  Preferred  Stock ranks  senior with respect to
                    the right to receive dividends and assets upon liquidation, dissolution or winding up of Greenbriar to the Series B Junior Preferred Stock and the Series D Junior Preferred Stock.

                         (o) Greenbriar has reserved and has available the Conversion Shares in order to effect the conversion of the Preferred Stock, which shares, when issued, will be duly authorized and validly issued, fully paid and nonassessable, and free from all taxes, liens and charges.

                         (p) Those documents provided for in the Additional Delivery Agreement dated of even date herewith have been delivered.

                         (q) Purchaser has notified  Greenbriar  that  Purchaser
                    has  received  final  approval  of the  consummation  of the transactions contemplated by this Agreement from its investment committee.

                         (r) All indebtedness  under the Loan Agreement has been
                    paid in full together with all accrued and unpaid interest through such repayment date.

                         (s) All  expenses  described  in Section  2.3  incurred
                    through the date of Closing have been paid in full.

                         (t) The Purchaser and  Greenbriar  shall have agreed to
                    the terms of a promissory  note as  contemplated  in Section
                    8.6 of the Series F Certificate of  Designation  and Section
                    8.5 of the Series G Certificate of Designation.

                    7.2. Conditions to Obligations of Greenbriar. The obligations of Greenbriar hereunder are subject to the fulfillment, at or before the Closing, of each of the following conditions (all or any of which may be waived in whole or in part by Greenbriar). Purchaser shall use all commercially reasonable efforts to fulfill, at or before the Closing, such of the following conditions (or portions thereof) over which it has control.

                         (a) The  representations  and  warranties  of Purchaser
                    contained in Section 4 shall be true on and as of the Closing with the same effect as though such representations and warranties had been made on and as of the date of the Closing.

                         (b)  Purchaser  shall have  performed and complied with
                    all agreements, obligations, covenants and conditions contained in this Agreement and the other Transaction Documents that are required to be performed or complied with by it on or before the Closing.

                         (c) All authorizations,  approvals, or permits, if any,
                    of any governmental authority or regulatory body of the United States or of any state thereof that are required in connection with the lawful purchase of the Preferred Stock and the conversion into the Conversion Shares pursuant to this Agreement and the other Transaction Documents shall be duly obtained and effective as of the Closing.

                         (d) Each of the  Transaction  Documents shall have been
                    duly executed and delivered by all of the respective parties thereto (other than Greenbriar) and shall be in full force and effect.

                         (e) Purchaser shall have made payment for the Preferred
                    Stock.

                         (f) All waiting  periods  applicable to this  Agreement
                    and the transactions contemplated hereby under the HSR Act, if any, shall have expired or been terminated.

         Section 8. Post-Conversion Rights

                    8.1. Board Representation on Greenbriar. Subsequent to a conversion by Purchaser of Preferred Stock for Conversion Shares and until the earlier of (i) the first anniversary of the date that Purchaser no longer owns any shares of Preferred Stock or (ii) the date that Purchaser no longer owns at least 5% of the issued and outstanding shares of Greenbriar, Purchaser shall have the right, at any time that there is not at least one director serving on the Board of Directors of Greenbriar pursuant to this Section 8.1 or any other provision contained in the Transaction Documents, to nominate at least one member of the Board of Directors of Greenbriar, and Greenbriar shall use its best efforts to cause such nominee to be elected to the Board of Directors of Greenbriar as soon as possible, and in any event not later than sixty days after such nomination is made. Any director elected pursuant to this Section 8.1 is subject to removal, and any vacancy in the office of such director shall be filled, only by Purchaser. If, for any reason whatsoever, Purchaser does not have a member on the Board of Directors of Greenbriar during the time period discussed above, Purchaser may appoint an observer who may attend all meetings (including committee meetings) of the Board of Directors of Greenbriar and who shall be entitled to the same expense reimbursement as the Directors of Greenbriar.

         Section 9. Miscellaneous

                    9.1. Notices. All notices, notifications, demands, requests, waivers, consents or other communications under this Agreement shall be in writing and shall be deemed to have been duly given, unless explicitly stated otherwise, (i) if mailed registered or certified mail, postage prepaid, return receipt requested, three days after being deposited in the mail; (ii) if sent via overnight courier, the next business day after being deposited with such courier; (iii) if sent by telecopier (with written confirmation of receipt), on that day, or if telecopied on a day that is not a business day, the next day that is a business day, provided that a copy is mailed by certified or registered mail (return receipt requested); or (iv) if delivered by hand (with written confirmation of receipt) on that day, or if delivered on a day that is not a business day, the next day that is a business day; in each case, to the appropriate addresses and telecopier numbers set forth below (or to such other addresses and telecopier numbers as a party may designate by notice to the other parties):

                If to Greenbriar:               Greenbriar Corporation
                                                4265 Kellway Circle
                                                Addison, Texas 75244-2033
                                                Attention: Gene S. Bertcher
                                                Telecopy No.: (972) 407-8735

                with copy to:                   Mark E. Bennett, Esq.
                                                14933 Oaks North Drive
                                                Dallas, TX 75231
                                                Telecopy No.: (972) 407-8426

                If to Purchaser:                Lone Star Opportunity Fund, L.P.
                                                600 N. Pearl Street
                                                Suite 1550, LB 161
                                                Dallas, Texas 76140
                                                Attention: Sam F. Hines
                                                Telecopy No.: (214) 754-8301

                with copy to:                   Haynes and Boone, LLP
                                                901 Main Street, Suite 3100
                                                Dallas, Texas 75202
                                                Attention: W. Scott Wallace
                                                Telecopy No.: (214) 651-5940

         If to any other Person who is the registered holder of any Preferred Stock or Conversion Shares, to the address for the purpose of such holder as it appears in the stock ledger of Greenbriar.

                    9.2.       Termination.

                         (a) Termination  Events.  This Agreement may, by notice
                    given prior to or at the Closing, be terminated:

                         (i) by either  Greenbriar  or  Purchaser  if a material
                    breach of any provision of this Agreement has been committed by the other party and such breach has not been waived in writing;

                         (ii) by Purchaser if any of the  conditions  in Section
                    7.1 has not been satisfied as of the date of Closing or if satisfaction of such a condition is or becomes impossible (other than through the failure of Purchaser to comply with its obligations under this Agreement) and Purchaser has not waived such condition on or before the date of Closing;

                         (iii) by Greenbriar if any of the conditions in Section
                    7.2 has not been satisfied of the date of Closing or if satisfaction of such a condition is or becomes impossible (other than through the failure of Greenbriar to comply with its obligations under this Agreement) and Greenbriar has not waived such condition on or before the date of Closing;

                         (iv) by mutual written consent of Greenbriar and Purchaser; or

                         (v) by either  Greenbriar  or  Purchaser if the Closing
                    has not occurred (other than through the failure of any party seeking to terminate this Agreement to comply fully with its obligations under this Agreement) on or before January 12, 1998, or such later date as the parties may agree upon.

                         (b) Effect of Termination. Each party's right of termination under this Section 9.2 is in addition to any other rights it may have under this Agreement or otherwise, and the exercise of a right of termination will not be an election of remedies. If this Agreement is terminated pursuant to this Section 9.2, all further obligations of the parties under this Agreement (other than the obligations of Greenbriar under Section 2.3 and of all parties under
                    Section 9.3) shall terminate; provided, however, that if this Agreement is terminated by a party because of the breach of the Agreement by the other party or because one or more of the conditions to the terminating party's obligations under this Agreement is not satisfied as a result of the other party's failure to comply with its obligations under this Agreement, the terminating party's right to pursue all legal remedies shall survive such termination unimpaired.

                    9.3.       Indemnification.

                         (a) Indemnification Obligations of Greenbriar.  Subject
                    to the other provisions of this Section 9.3, Greenbriar shall defend, indemnify, and hold harmless Purchaser and its successors and assigns, and its officers, directors, stockholders, agents, affiliates and employees (collectively, the "Greenbriar Indemnitees"), from and against, and promptly reimburse them for, any and all Losses, without regard to the cause or causes thereof, directly  or  indirectly  arising  out of,  resulting  from, relating to or in connection with (i) any breach of or inaccuracy in any representation or warranty of Greenbriar contained in this Agreement, any Transaction Document or any schedule or exhibit hereto or thereto; or (ii) any breach of or non-performance of any covenant of Greenbriar contained in this Agreement, any Transaction Document or any schedule or exhibit hereto or thereto.

                         (b) Indemnification  Obligations of Purchaser.  Subject
                    to the other provisions of this Section 9.3, Purchaser shall defend, indemnify, and hold harmless Greenbriar and its respective heirs, legal representatives, successors and assigns (collectively, the "Purchaser Indemnitees"), from and against, and promptly reimburse them for, any and all Losses, without regard to the cause or causes thereof, directly  or  indirectly  arising  out of,  resulting  from, relating to or in connection with (i) any breach of or inaccuracy in any representation or warranty of Purchaser in this Agreement, any Transaction Document or any schedule or exhibit hereto or thereto; or (ii) any breach of or nonperformance of any covenant of Purchaser in this Agreement, any Transaction Document or any schedule or exhibit hereto or thereto.

                         (c) Notice and Opportunity to Defend.

                         (i) If  any  of  Greenbriar  Indemnitees  or  Purchaser
                    Indemnitees (each, an "Indemnitee") receives notice of any claim or commencement of any action or proceeding (an "Asserted Liability") with respect to which another person (the "Indemnitor") is obligated to provide indemnification pursuant to Section 9.3(a) or Section 9.3(b), such Indemnitee shall promptly give the Indemnitor notice thereof by certified mail, describing the Asserted Liability in reasonable detail and indicating the amount (which may be estimated) of the loss, expense, damage, liability, or obligation that has been or may be asserted by the Indemnitee against the Indemnitor.

                         (ii) The failure of the  Indemnitee to give such notice
                    shall not result in a loss of the Indemnitee's right to indemnification under this Section 9.3 unless such failure prejudices the Indemnitor's ability to defend against the Asserted Liability.

                         (iii) No settlement or compromise of an Asserted Liability may be made by the Indemnitee without the written consent of the Indemnitor.

                         (iv) If the Indemnitor so elects,  the  Indemnitor,  at
                    the Indemnitor's expense, shall assume the defense of the Asserted Liability and shall have the right to settle or compromise the same, except that if the Indemnitee's counsel reasonably objects to such assumption on the ground that there may be legal defenses available to the Indemnitee that are different from or in addition to those available to the Indemnitor, then the Indemnitee shall have the right to employ separate counsel approved by the Indemnitor at the Indemnitee's sole expense.

                         (v) If the Indemnitor assumes the defense of the Asserted Liability, the Indemnitor shall not be liable for the fees and expenses of the Indemnitee's counsel incurred thereafter in connection with the Asserted Liability.

                         (d) Survival. All warranties, representations and covenants made by Greenbriar herein or in any certificate or other instrument delivered by either of them or on their behalf under this Agreement and the other Transaction Documents shall be considered to have been relied upon by Purchaser and shall survive the issuance of the Preferred Stock regardless of any investigation made by or on behalf of Purchaser. All statements in any such certificate or other instrument so delivered shall constitute representations and warranties by Greenbriar, as applicable, hereunder.

                         All  representations,  warranties and covenants made by
                    Purchaser herein shall be considered to have been relied upon by Greenbriar and shall survive the issuance to Purchaser of the Preferred Stock regardless of any investigation made by Greenbriar or on their behalf.

                    9.4. Restrictive Legend. Unless and until otherwise permitted by this Agreement, each certificate for Preferred Stock issued under this Agreement and each certificate for any Preferred Stock issued to any subsequent transferee of any such certificate shall be stamped or otherwise imprinted with a legend in substantially the following form:

                    "The shares evidenced by this certificate have not been registered under the Securities Act of 1933, as amended, and may be reoffered and sold only if registered pursuant to the provisions of said Securities Act or if an exemption from registration is available."

                    9.5. Assignment, Successors and Assigns. Except as otherwise expressly provided herein, this Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties whether so expressed or not. This Agreement may not be assigned without the written consent of all other parties; provided, however, Purchaser may assign all of its rights and obligations hereunder to one of its subsidiaries, provided that prior to the Closing no assignment may be made except to a subsidiary with sufficient funds to satisfy Purchaser's payment obligations under this Agreement.

                    9.6. Amendment and Waiver, etc. This Agreement may be amended only with the written consent of Greenbriar and Purchaser. No failure or delay on the part of Greenbriar or Purchaser in exercising any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy. The remedies provided for herein are cumulative and are not exclusive of any remedies that may be available to Greenbriar or Purchaser at law or in equity or otherwise. No waiver of or consent to any departure by Greenbriar or Purchaser from any provision of this Agreement shall be effective unless signed in writing by the other parties.

                    9.7. Duplicate Originals. Two or more duplicate originals of this Agreement may be signed by the parties, each of which shall be an original but all of which together shall constitute one and the same instrument.

                    9.8. Severability. In the event that any one or more of the provisions contained herein, or the application thereof in any circumstance, is held invalid, illegal or unenforceable, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions contained herein shall not be affected or impaired thereby.

                    9.9. Governing Law. This Agreement shall be construed in accordance with and governed by the internal laws of the State of Texas, without respect to conflicts of laws principles.

                    9.10. Specific Performance. Greenbriar and Purchaser acknowledge that the other parties have no adequate remedy at law for breaches by Greenbriar or Purchaser of its obligations hereunder or under the Transaction Documents, and accordingly Greenbriar and Purchaser irrevocably agree that the other parties shall be entitled to the remedy of specific performance granted pursuant to Section 9.15 below, and waives any right Greenbriar or Purchaser may have to object to such remedy.

                    9.11. Entire Agreement. This Agreement, the other Transaction Documents and the documents referred to herein constitute the entire agreement among the parties and no party shall be liable or bound to any other party in any manner by any warranties, representations, or covenants except as specifically set forth herein or therein.

                    This Agreement supercedes that certain Stock Purchase Agreement among Residential Healthcare Properties, Inc., Greenbriar and
Purchaser dated as of October 8, 1997 (the "October 8, 1997 Stock Purchase Agreement") only in the event that the transactions contemplated by this Agreement are closed, otherwise the October 8, 1997 Stock Purchase Agreement shall remain in full force and effect.

                    9.12. Headings Descriptive. The titles and subtitles used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.

                    9.13. Finder's Fees. Each party represents that it neither is nor will be obligated for any finder's fee or commission in connection with this transaction, other than as specifically described below.

                    Purchaser agrees to indemnify and to hold harmless Greenbriar from any liability for any commission or compensation in the nature of a finder's fee (and the cost and expenses of defending against such liability or asserted liability) for which Purchaser or any of its officers, partners, employees, or representatives is responsible.

                    Greenbriar agrees to indemnify and hold harmless Purchaser from any liability for any commission or compensation in the nature of a finder's fee (and the costs and expenses of defending against such liability or asserted liability) for which Greenbriar or any of their officers, employees, or representatives is responsible, including without limitation, any fees owed by Greenbriar to Southwest Securities.

                    9.14. Exculpation Among Purchasers. Purchaser acknowledges that it is not relying upon any person, firm or corporation, other than Greenbriar and its officers and directors, in making its investment or decision to invest in Greenbriar. Purchaser agrees that neither it nor its respective controlling persons, officers, directors, partners, agents or employees shall be liable for any action heretofore or hereafter taken or omitted to be taken by any of them in connection with the Preferred Stock (and Greenbriar Common Stock delivered upon conversion thereof).

                    9.15. Arbitration. THE PARTIES AGREE THAT IF ANY DISPUTE SHOULD ARISE UNDER THE TERMS AND PROVISIONS OF THIS AGREEMENT, EACH PARTY WAIVES ANY RIGHT TO COMMENCE LEGAL ACTION OR ARBITRATION OTHER THAN AS PROVIDED UNDER THE TERMS OF THIS AGREEMENT, AND THIS AGREEMENT SHALL PROVIDE THE SOLE AND EXCLUSIVE REMEDY FOR RESOLUTION OF DISPUTES.

                               (a) THE DETERMINATION OF THE ARBITRATOR SHALL BE FINAL AND BINDING UPON EACH PARTY AND EACH PARTY SPECIFICALLY WAIVES ANY RIGHT TO CLAIM THAT THE ARBITRATOR HAS EXCEEDED THE SCOPE OF THE ARBITRATION, HAS DISREGARDED EVIDENCE OR PRINCIPLES OF LAW, AND FURTHER WAIVES ANY RIGHT TO DISCLAIM THE QUALIFICATION OR FUNCTION OF THE ARBITRATOR IN ANY MANNER OR FASHION.

                               (b) APPOINTMENT OF THE ARBITRATOR SHALL BE MADE BY MUTUAL AGREEMENT OF THE PARTIES. IF THE PARTIES CANNOT AGREE UPON THE IDENTIFICATION OF THE ARBITRATOR WITHIN THIRTY (30) DAYS FROM THE MAILING OF THE OBJECTION, A PETITION FOR APPOINTMENT OF ARBITRATOR SHALL BE FILED WITH THE SUPERIOR COURT OF THE COUNTY OF DALLAS, TEXAS. THE ARBITRATION SHALL BE HELD IN DALLAS, TEXAS PURSUANT TO THE COMMERCIAL ARBITRATION RULES OF THE AMERICAN ARBITRATION ASSOCIATION.

                               (c) THE ARBITRATOR'S FEES AND FEES AND COSTS OF PETITIONING FOR THE APPOINTMENT OF THE ARBITRATOR SHALL BE PAID BY GREENBRIAR. THE ARBITRATOR UPON RENDERING ITS AWARD SHALL DETERMINE THE PARTY THAT PREVAILED BASED UPON WRITTEN STATEMENTS MADE BY EACH PARTY AT THE COMMENCEMENT OF THE ARBITRATION AS TO THE POSITION OF THE PARTIES AND THEIR ALTERNATIVES FOR SETTLING THE MATTER. A STATEMENT OF A PROPOSED SETTLEMENT SHALL NOT BE BINDING UPON ANY PARTY AND SHALL NOT BE CONSIDERED AS EVIDENCE BY THE ARBITRATOR EXCEPT TO THE EXTENT THAT THE ARBITRATOR UPON MAKING ITS SOLE AND INDEPENDENT DETERMINATION SHALL DETERMINE THE PARTY WHICH PREVAILED BASED UPON THE PROPOSALS FOR SETTLEMENT OF THE MATTER MADE BY EACH PARTY AND SHALL DETERMINE THAT THE NON-PREVAILING PARTY SHALL PAY SOME OR ALL OF THE COSTS OF ARBITRATION INCLUDING ANY COSTS INCURRED BY THE ARBITRATOR AND IN EMPLOYING EXPERTS TO ADVISE THE ARBITRATOR IN REGARD TO SPECIFIC SUBJECTS OR QUESTIONS. THE ARBITRATOR MAY FURTHER AWARD THE COST OF ATTORNEYS FEES OR EXPERT WITNESSES CONSULTED OR EMPLOYED IN THE
         PREPARATION OR PRESENTATION OF EVIDENCE TO THE ARBITRATOR BY THE PREVAILING PARTY IF, IN THE ARBITRATOR'S DETERMINATION, THE POSITION OF THE NONPREVAILING PARTY WAS NOT REASONABLY TAKEN OR MAINTAINED OR WAS BASED

         UPON A FAILURE TO EXCHANGE OR COMMUNICATE PROPERLY INFORMATION WITH THE PREVAILING PARTY IN REGARD TO THE SUBJECT SUBMITTED TO ARBITRATION.

                               (d) THE ARBITRATOR'S DETERMINATION MAY FURTHER PROVIDE FOR PROSPECTIVE ENFORCEMENT AND DIRECTIONS FOR THE PARTIES TO COMPLY WITH INCLUDING WITHOUT LIMITATION PERMANENT INJUNCTIVE RELIEF OR SPECIFIC PERFORMANCE. UNDER SUCH CIRCUMSTANCES, THE ARBITRATOR'S AWARD SHALL BE BINDING UPON THE PARTIES AND SHALL BE UNDERTAKEN AND PERFORMED BY EACH OF THE PARTIES UNTIL SUCH TIME AS THE ARBITRATOR'S DIRECTIONS TO THE PARTY SHALL LAPSE BY THEIR TERM, OR THE ARBITRATOR SHALL NOTIFY THE PARTIES THAT THOSE TERMS ARE NO LONGER IN FORCE OR EFFECT OR SHALL MODIFY THOSE TERMS.

                               (e) NOTWITHSTANDING THE FOREGOING, ANY PARTY MAY APPEAL THE ARBITRATOR'S DETERMINATION IF SUCH APPEAL IS
         BASED SOLELY ON THE BASIS THAT THE ARBITRATOR HAS MADE AN
         INCORRECT INTERPRETATION OF LAW.

         IN WITNESS WHEREOF, the parties hereto have executed and delivered this Stock Purchase Agreement as of the date first above written.

                              GREENBRIAR CORPORATION,
                              a Nevada corporation



                         By:
                              Gene S. Bertcher
                              Executive Vice President


                              LONE STAR OPPORTUNITY FUND, L.P.,
                              a Delaware limited partnership

                         By:  Lone Star Partners, L.P., its General Partner

                         By:  Lone Star Management Co., Ltd., its
                              General Partner


                         By:
                              Name:
                              Title:

                                 ESHIBIT 2.2.2

                   CERTIFICATE OF VOTING POWERS, DESIGNATIONS,
                    PREFERENCES, AND RELATIVE, PARTICIPATING,
                       OPTIONAL OR OTHER SPECIAL RIGHTS OF
                   SERIES F SENIOR CONVERTIBLE PREFERRED STOCK


                                TABLE OF CONTENTS


                                                                                                     Page


         1.       Certain Definitions...................................................................1

         2.       Ranking of the Series F Senior Preferred Stock........................................8

         3.       Dividends; Restricted Payments........................................................9
                  3.1      Dividend Payment Dates.......................................................9
                  3.2      Record Date..................................................................9
                  3.3      Restricted Payments..........................................................9

         4.       Liquidation Rights....................................................................9

         5.       Voting Rights of Series F Senior Preferred Stock......................................9
                  5.1      Special Rights in Electing Directors.........................................9
                  5.2      Class Voting Rights.........................................................10

         6.       Conversion...........................................................................11
                  6.1      Right of Holder to Conversion...............................................11
                  6.2      Mechanics of Conversion by Holder...........................................11
                  6.3      Mandatory Conversion........................................................11
                  6.4      Adjustments to Conversion Price for Diluting Issues
                           or Other Transactions.......................................................11
                  6.5      No Impairment...............................................................19
                  6.6      Certificate as to Adjustments...............................................19
                  6.7      Notices of Record Date......................................................19

         7.       Covenants of Greenbriar..............................................................20
                  7.1      Board of Directors..........................................................20
                  7.2      Greenbriar Common Stock.....................................................20
                  7.3      Cash Reserves after a Special Asset Sale Trigger............................20

         8.       Events of Default....................................................................20
                  8.1      Notice of Event of Default..................................................20
                  8.2      Dividends During Event of Default...........................................20
                  8.3      Election of Directors.......................................................21
                  8.4      Put Option..................................................................21
                  8.5      Special Asset Sale Trigger..................................................22
                  8.6      Change in Management........................................................22
                  8.7      Remedies Cumulative.........................................................23

         9.       No Reissuance........................................................................23




                                       (i)

                             GREENBRIAR CORPORATION

                   Certificate of Voting Powers, Designations,
                    Preferences, and Relative, Participating,
                       Optional or Other Special Rights of
                   Series F Senior Convertible Preferred Stock

         We, Floyd B. Rhoades, President, and Robert L. Griffis, Secretary, of Greenbriar ("Greenbriar"), a corporation organized and existing under Chapter 78 of the Nevada Revised Statutes, in accordance with the provisions of Section
78.1955 of the Nevada Revised Statutes thereof, DO HEREBY CERTIFY:

         That, pursuant to authority conferred upon the Board of Directors by the Articles of Incorporation, as amended, of Greenbriar, said Board of Directors, at a meeting of the Board of Directors held pursuant to Chapter 78 of the Nevada Revised Statutes, duly adopted a resolution providing for the issuance of one million four hundred thousand (1,400,000) shares of a new series of preferred stock designated as Series F Senior Convertible Preferred Stock (the "Series F Senior Preferred Stock"), which resolution is as follows:

         RESOLVED, that pursuant to the Articles of Incorporation of Greenbriar, there be and hereby is authorized and created a series of preferred stock, to consist of 1,400,000 shares with a par value of $0.10 per share and a stated value of $10.00 per share and that the voting powers, designations, preferences, and relative, participating, optional or other special rights of the Series F Senior Preferred Stock and the qualifications, limitations or restrictions thereof be as follows:

         1.       Certain Definitions.

         The following terms shall have the following meanings:

         "1996 Form 10-K" means Greenbriar's Annual Report on Form 10-KSB for the year ended December 31, 1996.

         "5-day Average Price" per share of common stock, for purposes of any provision herein at the date specified in such provision, means the average closing price of such common stock on the American Stock Exchange, New York Stock Exchange or Nasdaq National Market over the 5-trading day period immediately prior to such date.

         "20-day Average Price" per share of common stock, for purposes of any provision herein at the date specified in such provision, means the average closing price of such common stock on the American Stock Exchange, New York Stock Exchange or Nasdaq National Market over the 20-trading day period immediately prior to such date.

         "Act" means the Securities Act of 1933, as amended.

         "Additional Shares of Greenbriar Nonpreferred Stock" means all shares of Greenbriar Nonpreferred Stock issued by Greenbriar after the Closing Date other than (i) any shares of Greenbriar Common Stock issued pursuant to options, rights or warrants to purchase Greenbriar Common Stock issued pursuant to the Stock Option Plans; provided that (a) such issuances do not exceed in the aggregate 500,000 shares and (b) the exercise price under such options, rights and warrants shall be payable in cash and shall be not less than the greater of the Conversion Price or the Fair Market Price on the date of issuance of the option, right or warrant, (ii) shares of Greenbriar Common Stock, either sold to employees of Greenbriar or contributed as a matching contribution at a price not less than the then current Fair Market Price pursuant to Greenbriar's 401(k) plan, (iii) any shares of Greenbriar Common Stock issued to James R. Gilley pursuant to an option he currently holds to purchase 400,000 shares, and, pursuant to his employment agreement with Greenbriar, any shares of Greenbriar Common Stock issued pursuant to options he will receive for 200,000 shares on December 31, 1997, 1998 and 1999, (iv) any shares of Greenbriar Common Stock issued to the April Trust pursuant to a warrant to purchase 108,000 shares, (v) any shares of Greenbriar Common Stock issued to the April Trust pursuant to a right to convert Greenbriar Series D Preferred Stock into 337,500 shares, (vi) any shares of Greenbriar Common Stock issued to Lone Star pursuant to a right to convert Greenbriar Series F Senior Preferred Stock and Series G Senior Non-Voting Preferred Stock, and (vii) any shares of Greenbriar Common Stock exchanged with investors in the Syndication Program.

         "Affiliate" has the meaning set forth in the Purchase Agreement.

         "Asset Sale Repurchase Notice" has the meaning set forth in Section 8.5

         "Business Day" means any day other than a Saturday, a Sunday, any day on which the New York Stock Exchange is closed or any other day on which banking institutions in New York are authorized or required by law to be closed.

         "Certificate of Designation" means this Certificate of Voting Powers, Designations, Preferences, and Relative, Participating, Optional or Other Special Rights of Series F Senior Preferred Stock.

         "Change in Management" has the meaning set forth in Section 8.6.

         "Change in Management Repurchase Notice"  has the  meaning set forth in
Section 8.6.

         "Change in Management Repurchase Shares" has  the meaning  set forth in
Section 8.6.

         "Change of Control of Greenbriar" means, with respect to Greenbriar, the occurrence of any of the following events: (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) other than Permitted
Holders is or becomes the "beneficial owner" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act, except that a person shall be deemed to have "beneficial ownership" of all shares that any such person has the right to acquire, whether such right is exercisable immediately or after the passage of time, directly or indirectly) of more than 40% of the Voting Stock of Greenbriar; or (ii) individuals who at the date hereof constituted the Board of Directors of Greenbriar (together with any new directors whose election by such Board or whose nomination for election by the stockholders of Greenbriar was approved by a vote of the majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board of Directors then in office, other than pursuant to the provisions of this Certificate of

Designation or the Purchase Agreement; provided, however, a Sale of Greenbriar is not considered a Change of Control of Greenbriar.

         "Closing Date" means the date of the closing of the first sale of the Series F Senior Preferred Stock.

         "Commission" means the Securities and Exchange Commission or any other similar or successor agency of the federal government administering the Act.

         "Computation Date" means:

                  (i) with respect to Section 6.4(c), the earlier of (a) the date on which Greenbriar shall enter into a firm contract for the issuance of Additional Shares of Greenbriar Nonpreferred Stock or (b) the date of actual issuance of Additional Shares of Greenbriar Nonpreferred Stock; provided, that with respect to Section 6.4(c), the Computation Date in connection with an acquisition by Greenbriar using common stock as all or a part of the consideration shall mean the effective date of issuance of Additional Shares of Greenbriar Nonpreferred Stock;

                  (ii) with respect to Section 6.4(d),  the earliest to occur of
         (a) the date on which Greenbriar shall take a record of the holders of its Greenbriar Nonpreferred Stock for the purpose of entitling them to receive any warrants, options or other rights, (b) the date on which Greenbriar shall enter into a firm contract for the issuance of warrants, options or other rights and (c) the date of actual issuance of warrants, options or other rights; and

                  (iii) with respect to Section 6.4(e), the earliest of (a) the date on which Greenbriar shall take a record of the holders of its Greenbriar Nonpreferred Stock for the purpose of entitling them to receive any Greenbriar Convertible Securities, (b) the date on which Greenbriar shall enter into a firm contract for the issuance of Greenbriar Convertible Securities and (c) the date of actual issuance of Greenbriar Convertible Securities.

         "Conversion Price" initially means $17.50 and shall be adjusted and readjusted from time to time as provided in Section 6.

         "Default Date" has the meaning set forth in Section 8.2.

         "Event of Default" means the occurrence of any of the following:

                  (i) Greenbriar shall fail to comply with any of the covenants in Section 6 of the Purchase Agreement; provided, that in the case of the covenants contained in Sections 6.4-6.18 and 6.24-6.27 of the Purchase Agreement, failure to comply shall not be considered an Event of Default if such failure is cured or compliance is waived in writing by the Preferred Stock Representative within 30 days after the date on which the failure to comply first occurs; provided further, that in the case of the covenants contained in Sections 6.28 and 6.29 of the Purchase Agreement, failure to comply shall not be considered an Event of Default if (i) compliance is waived in writing by the Preferred Stock Representative within 30 days or (ii) the ratio corresponding to each covenant is less than 4.5, 4.25 and 4.5, respectively, to 1 at the quarter end on which the failure to comply first occurs and such covenant is fully complied with at the next quarter end; provided further, that in the case of the covenant contained in Sections 6.30 of the Purchase Agreement, failure to comply shall not be considered an Event of Default if (i) compliance is waived in writing by the Preferred Stock Representative within 30 days or (ii) the ratio contained in such covenant is 2 to 1 for the two quarter period comprised of the quarter in which the failure to comply first occurs and the following quarter; provided further, that in the case of the covenants contained in Sections 6.31-6.35 of the Purchase Agreement, failure to comply shall not be considered an Event of Default if (i) compliance is waived in writing by the Preferred Stock Representative within 30 days or (ii) the percentage corresponding to each covenant is less than 85% at the quarter end on which the failure to comply first occurs and such covenant is fully complied with at the next quarter end.

                  (ii) If Greenbriar fails to pay the holders of the Series F Senior Preferred Stock all accrued dividends in full for two quarters, whether or not such payment is legally permissible;

                  (iii) Greenbriar shall purport to take any action specified in
         Section 5.2 of this Certificate of Designation without the requisite vote of the holders of the Series F Senior Preferred Stock;

                  (iv) James R. Gilley and the Gilley Affiliates shall cease to own at least 1,500,000 shares of Greenbriar Common Stock, subject to appropriate adjustments in connection with a stock split or other similar events;

                  (v)      There shall occur a Change of Control of Greenbriar;

                  (vi) Greenbriar shall fail to comply with any of the covenants contained in Section 7 of this Certificate of Designation; provided that failure to comply shall not be considered an Event of Default if such failure is cured or compliance is waived in writing by the Preferred Stock Representative within 10 days after the date on which the failure to comply first occurs;

                  (vii)  The  commencement  of  an  involuntary  case  or  other proceeding against Greenbriar or any Subsidiary, which seeks liquidation, reorganization or other relief with respect to it or its debts or other liabilities under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, or the entry of an order for relief against Greenbriar or any Subsidiary in any such case under the United States Bankruptcy Code which is not dismissed within 60 days; or

                  (viii) The commencement by Greenbriar or any Subsidiary of or the approval by a majority of the Board of Directors of Greenbriar or any Subsidiary of the commencement of a voluntary case or other proceeding, seeking liquidation, reorganization or other relief with respect to itself or its debts or other liabilities under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, or consent to any such relief or to the appointment of or taking possession by any such official in an involuntary case or other proceeding commenced against it, or the making by Greenbriar or any Subsidiary of a general assignment for the benefit of creditors, or failure by Greenbriar or any Subsidiary generally to or written admission of its inability to pay its debts generally as they become due, or the taking of any corporate action to authorize or effect any of the foregoing.

         "Exchange Act" means the Securities Exchange Act of 1934, as amended, or any similar federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

         "Fair Market Price" per share of common stock, for purposes of any provision herein at the date specified in such provision, means the greater of
(i) the 5-Day Average Price of such common stock or (ii) the 20-Day Average Price of such common stock; provided, that the Fair Market Price of common stock issued in connection with an acquisition by Greenbriar shall mean the 20-Day Average Price of such common stock. Notwithstanding any of the foregoing, if the common stock that is being valued has not been listed on the American Stock Exchange, New York Stock Exchange or Nasdaq National Market for such 5 and 20 business day periods, then the Fair Market Price per share of such common stock shall be deemed to be the greater of (i) the net book value per share of common stock, determined in accordance with GAAP, or (ii) the fair value per share of common stock determined pursuant to the Valuation Procedure.

         "GAAP" means those generally accepted accounting principles and practices which are used in the United States and recognized as such by the American Institute of Certified Public Accountants acting through its Accounting Principles Board or by the Financial Accounting Standards Board or through other appropriate boards or committees thereof and which are consistently applied for all periods to present fairly in all material respects the financial position, results of operations and operating cash flow on a consolidated basis of the party, except that any accounting principle or practice required to be changed by the Accounting Principles Board or Financial Accounting Standards Board (or other appropriate board or committee) in order to continue as a generally accepted accounting principle or practice may be so changed.

         "Gilley Affiliates" means James R. Gilley, Sylvia Gilley, JRG Investment Company, Inc., April Trust, September Trust, October Trust, November Trust, December Trust, Nita Dry, Todd Dry, Donna Gilley, Elizabeth Gilley, W. Michael Gilley, Caroline Gilley, or any other trusts controlled by James R. Gilley.

         "Greenbriar" means Greenbriar Corporation, a Nevada corporation.

         "Greenbriar Common Stock" means Greenbriar's common stock, $0.01 par value per share.

         "Greenbriar Convertible Securities" means evidences of indebtedness, shares of stock or other securities which are convertible into or exchangeable for Additional Shares of Greenbriar Nonpreferred Stock, either immediately or upon the arrival of a specified date or the happening of a specified event.

         "Greenbriar Nonpreferred Stock" means Greenbriar Common Stock and shall also include stock of Greenbriar of any other class which is not preferred as to dividends or assets to be received upon liquidation or dissolution over any other class of stock of Greenbriar and which is not subject to redemption.

         "IRR" means compounded annual rate of return.

         "Junior Stock" has the meaning set forth in Section 2.

         "Liquidation Amount" means $10.00, plus a sum equal to all accumulated but unpaid dividends (including dividends, if any, payable pursuant to Section 8.2) and interest thereon, if any, through the date of payment thereof, per share of Series F Senior Preferred Stock.

         "Liquidation Value" means the Liquidation Amount with respect to all issued and outstanding Series F Senior Preferred Stock plus any unreimbursed costs and expenses payable to the holders of the Series F Senior Preferred Stock pursuant to the Purchase Agreement.

         "Lone Star" means Lone Star Opportunity Fund, L.P., a Delaware limited partnership.

         "Mandatory Conversion Date" means the earlier of (i) the third anniversary of the date of issuance of the Series F Senior Preferred Stock or
(ii) the date of a Sale of Greenbriar.

         "Permitted Combination" means (i) a Sale of Greenbriar, (ii) an acquisition by Greenbriar in the ordinary course of its business as described in the 1996 Form 10-K, or (iii) where there is a Special Asset Sale Trigger.

         "Permitted Holders" means James R. Gilley and his Affiliates.

         "Permitted Investments" shall mean (a) marketable direct obligations issued or unconditionally guaranteed by the United States government or issued by an agency or instrumentality thereof and backed by the full faith and credit of the United States of America, in each case maturing within 180 days after the date of acquisition thereof; (b) marketable direct obligations issued by any state of the United States of America or any political subdivision of any such state or any public instrumentality thereof maturing within 180 days after the date of acquisition thereof and, at the time of acquisition, having a rating of "a" or higher from Standard & Poor's Corporation ("S&P") and Moody's Investors Service, Inc. ("Moody's") and not listed in Credit Watch published by S&P; (c) commercial paper maturing no more than 90 days after the date of creation thereof and, at the time of acquisition, having a rating of at least a-1 from S&P and P-1 from Moody's; (d) domestic and Eurodollar certificates of deposit or time deposits or bankers acceptances maturing within 90 days after the date of acquisition thereof issued by Escrow Agent or any commercial bank organized under the laws of the United States of America or any state thereof having a rating of "a" or higher from S&P and Moody's; and (e) money market funds having an average portfolio maturity, at the time of acquisition thereof, of not more than 90 days, which money market funds are required to invest at least 95% of their assets in instruments described in this definition.

         "Potential Default" means any event's occurrence or any circumstance's existence that would, upon any required notice, time lapse, or both, become an Event of Default.

         "Preferred Stock Representative" means a Person designated in writing by a majority of the holders of the Series F Senior Preferred Stock to represent such holders with respect to certain matters pursuant to this Agreement and the Purchase Agreement.

         "Purchase Agreement" means that certain Stock Purchase Agreement between Greenbriar and Lone Star Opportunity Fund, L.P., whereby the Series F Senior Preferred Stock is being issued, as amended from time to time in accordance with the terms thereof. A copy of the Purchase Agreement, as so amended, is maintained at the principal executive offices of Greenbriar and will be furnished, upon written request, to any holders of the Series F Senior Preferred Stock without charge.

         "Repurchase Notice" has the meaning set forth in Section 8.4.

         "Repurchase Promissory Note" has the meaning set forth in Section 8.6.

         "Repurchase Shares" has the meaning set forth in Section 8.5.

         "Sale of Greenbriar" means (i) a merger or consolidation in which all shares of Greenbriar Common Stock are exchanged for cash, securities of another entity, or a combination of cash and securities of another entity or (ii) a cash tender offer to purchase all of the outstanding shares of Greenbriar is made to the shareholders of Greenbriar and accepted by a majority of such shareholders.

         "Series B Junior Preferred Stock" means Greenbriar's Series B Preferred Stock, $0.10 par value per share.

         "Series D Junior Preferred Stock" means Greenbriar's Series D Preferred Stock, $0.10 par value per share.

         "Series F Senior Preferred Stock" has the meaning set forth in the preamble.

         "Series G Senior Non-Voting Preferred Stock" means Greenbriar's Series G Senior Non-Voting Convertible Preferred Stock.

         "Series G Certificate of Designation" means Greenbriar's Certificate of Voting Powers, Designations, Preferences, and Relative, Participating, Optional or Other Special Rights of Series G Senior Non-Voting Convertible Preferred Stock as filed with the Secretary of State of Nevada.

         "Special Asset Sale Trigger" means any sale, lease, sale/leaseback, assignment, transfer or other disposition of assets, which when aggregated with all sales, leases, sale/leasebacks, assignments, transfers or other dispositions of assets in one or more independent or related transactions from the later of the date hereof or the date of the last Special Asset Sale Trigger, (i) have a total aggregate consideration received for such dispositions in excess of $25 million of cash, indebtedness assumed and the present fair value of any other consideration, including, but not limited to the present fair value of any earnouts or (ii) dispose of a total aggregate number of operated properties of five. The dispositions described above specifically include, but are not limited to, sales of operating leases and management contracts and sales as a part of the Syndication Program.

         "Spin-off" means the pro rata distribution by Greenbriar of the outstanding shares of common stock of a Subsidiary to the holders of Greenbriar Common Stock to effect the spin-off of such Subsidiary.

         "Stock Option Plans" means Greenbriar's 1997 Stock Option Plan and Greenbriar's 1992 Stock Option Plan, as amended, which shall be consistent with the copies of such plans delivered to purchasers of the Series F Senior Preferred Stock prior to the Closing Date, as the same may be amended from time to time with the prior approval of the Preferred Stock Representative.

         "Subsidiaries" means all the corporations, partnerships, joint ventures, business trusts or other legal entities in which Greenbriar, either directly or indirectly through one or more intermediaries, owns or holds beneficial or record ownership of at least a majority of the outstanding voting shares or other equity interests. Each of the Subsidiaries is sometimes referred to herein individually as a "Subsidiary."

         "Syndication Program" means a program of selling real estate to public or private syndications consisting of partnerships, limited liability companies, or limited liability partnerships where ownership of such entities is offered to passive investors for cash and/or notes.

         "Tribunal" means any (a) local, state, territorial, federal, or foreign judicial, executive, regulatory, administrative, legislative, or governmental agency, board, bureau, commission, department, or other instrumentality, (b) private arbitration board or panel or (c) central bank.

         "Valuation Procedure" has the meaning set forth in Section 6.4(b).

         "Voting Stock" means the total voting power of all classes of capital stock then outstanding of a company and normally entitled to vote in elections of directors of such company.

         2.       Ranking of the Series F Senior Preferred Stock.

         So long as any shares of Series F Senior Preferred Stock shall be outstanding, the Series F Senior Preferred Stock shall rank senior with respect to the rights to receive dividends and to receive assets upon liquidation, dissolution or winding up of Greenbriar to the Greenbriar Common Stock and to all other series of preferred stock or classes or series of capital stock hereafter or heretofore established by the Board of Directors of Greenbriar (collectively, the "Junior Stock"), which includes, but is not limited to, the Series B Junior Preferred Stock and the Series D Junior Preferred Stock. The Series F Senior Preferred Stock shall rank pari passu with respect to the rights to receive dividends and to receive assets upon liquidation, dissolution or winding up of Greenbriar to Greenbriar's Series G Senior Non-Voting Preferred Stock.

         3.       Dividends; Restricted Payments.

         3.1 Dividend Payment Dates. The holders of Series F Senior Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors of Greenbriar out of funds legally available for that purpose, a quarterly dividend of $0.15 per share payable in cash on the last Business Day of March, June, September and December of each year commencing on March 31, 1998, which payment shall include pro rated daily dividends from the date of original issue of the Series F Senior Preferred Stock. Dividends on the Series F Senior Preferred Stock shall be cumulative from the date of original issue of the Series F Senior Preferred Stock, whether or not at the time such dividend shall accrue or become due there shall be funds legally available for the payment of dividends. All accrued and unpaid dividends, whether or not earned or declared, shall bear interest from the respective payment date until paid at an annual rate of 12% per annum.

         3.2 Record Date. The Board of Directors shall fix a record date for the determination of holders of the Series F Senior Preferred Stock entitled to receive payment of a dividend declared thereon (including dividends, if any, payable pursuant to Section 8.2), which record date shall be not more than sixty
(60) days prior to the date fixed for the payment thereof.

         3.3 Restricted Payments. Unless full cumulative dividends on the Series F Senior Preferred Stock have been paid (including dividends, if any, payable pursuant to Section 8.2), no dividends or other distributions shall be declared or paid or set apart for payment upon any Junior Stock nor shall any Junior Stock be redeemed, purchased or otherwise acquired by Greenbriar (other than upon conversion under the terms of said Junior Stock for consideration consisting solely of shares of Greenbriar Common Stock) for any consideration (or any payment made to or available for a sinking fund for the redemption of any shares of such stock) by Greenbriar.

         4.       Liquidation Rights.

         Upon any liquidation, dissolution or winding up of the affairs of Greenbriar, no distribution shall be made or declared or set apart for payment to the holders of any Junior Stock unless, prior to the first such distribution, the holders of the Series F Senior Preferred Stock shall have received the Liquidation Value. If the assets distributable in any such event to the holders of the Series F Senior Preferred Stock are insufficient to permit the payment to such holders of the full preferential amounts to which they may be entitled, such assets shall be distributed ratably among the holders of the Series F Senior Preferred Stock in proportion to the full preferential amount each such holder would otherwise be entitled to receive.

         5.       Voting Rights of Series F Senior Preferred Stock.

         5.1 Special Rights in Electing Directors. The holders of the Series F Senior Preferred Stock shall at all times have the right following the Closing, as a class, to elect at least one member of the Board of Directors of Greenbriar who is subject to removal, and whose vacancy shall be filled, only by the holders of the Series F Senior Preferred Stock; provided, that in the event that the holders of the Series F Senior Preferred Stock do not exercise their right to elect a board member, they may appoint an observer who may attend all meetings (including committee meetings) of the Board of Directors of Greenbriar and who shall be entitled to the same expense reimbursement as Directors of Greenbriar. Any person elected or nominated for this position shall provide to Greenbriar information required to be disclosed in filings with the Commission.

         5.2 Class Voting Rights. So long as any shares of Series F Senior Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or by the Articles of Incorporation of Greenbriar, the approval of the holders of Series F Senior Preferred Stock, acting as a single class, shall be necessary for effecting or validating:

                  (i) Any amendment, alteration or repeal of any of the provisions of the Articles of Incorporation or the Bylaws of Greenbriar; including, but not limited to, any amendment, alteration, repeal or filing of any Certificate of Designation of Greenbriar or any resolution of the Board of Directors of Greenbriar filed with the Office of the Secretary of State of Nevada;

                  (ii) The authorization, creation or issuance of, or the increase in the authorized amount of, any shares of capital stock of any class or series or any security convertible into shares of any class or series of any security ranking prior to or on a parity with the shares of Series F Senior Preferred Stock in the payment of dividends or in the distribution of assets on any liquidation, dissolution, or winding up of Greenbriar;

                  (iii) The merger or  consolidation  of Greenbriar with or into
         any  other  corporation  or  other  entity,   other  than  a  Permitted
         Combination;

                  (iv) Any reorganization, restructuring, recapitalization or other similar transaction of Greenbriar; other than a Permitted Combination; or

                  (v)      Any Spin-off.

         With respect to any matter that requires the approval of holders of Series F Senior Preferred Stock acting separately as a class or any action that may be taken by the holders of Series F Senior Preferred Stock, such approval shall be deemed to be given or such action taken by the affirmative vote of the holders of a majority of the outstanding shares of Series F Senior Preferred Stock, given in person or by proxy, by written consent or at the annual meeting of Greenbriar's shareholders, or a special meeting in lieu thereof, or at a special meeting of the holders of shares of Series F Senior Preferred Stock called for the purpose of voting on such matter or action. Upon receipt of the written request of the holders of 20% or more of the outstanding shares of Series F Senior Preferred Stock, the Secretary of Greenbriar shall call and give notice of a special meeting of the holders of the Series F Senior Preferred Stock for the purpose specified in such request, which meeting shall be held within 30 days after delivery of such request to Greenbriar at such place in the continental United States as specified in such written request; provided that the Secretary shall not be required to call such a special meeting in the case of any such request received less than 30 days before the date fixed for an annual meeting of Greenbriar's shareholders.

         6.       Conversion.

         The Series F Senior Preferred Stock shall be convertible as follows:

         6.1 Right of Holder to Conversion. Each share of the Series F Senior Preferred Stock shall be convertible, without the payment of any additional consideration by the holder thereof and at the option of the holder thereof, at any time after the earlier of (i) the second anniversary of the date of original issuance of Series F Senior Preferred Stock, (ii) an Event of Default under any of clauses (ii) through (viii) of the definition of "Event of Default" or an Event of Default resulting from the failure of Greenbriar to comply with Sections 6.1, 6.3, 6.10, 6.19, 6.20, 6.22, 6.27-6.35 or 6.37 of the Purchase
Agreement, in whole or in part, (iii) a Special Asset Sale Trigger or (iv) a Change in Management, at the office of Greenbriar or any transfer agent for the Series F Senior Preferred Stock, into a number of shares of Greenbriar Common Stock determined by dividing the Liquidation Value of the shares so converted by the Conversion Price, plus, in lieu of any fractional share to which such holder would otherwise be entitled, cash equal to such fraction multiplied by the Fair Market Price.

         6.2 Mechanics of Conversion by Holder. In order for any holder of the Series F Senior Preferred Stock to convert the same into Greenbriar Common Stock, the holder shall surrender to Greenbriar at the office of Greenbriar or of any transfer agent for the Series F Senior Preferred Stock, the certificate or certificates representing such Series F Senior Preferred Stock, accompanied by written notice to Greenbriar that the holder elects to convert all or a specified number of such shares and stating therein the holder's name or the name or names of the holder's nominees in which the holder wishes the certificate or certificates for Greenbriar Common Stock to be issued or transferred. Greenbriar shall, as soon as practicable thereafter, deliver at such office to such holder of the Series F Senior Preferred Stock, or to the holder's nominee or nominees, a certificate or certificates representing the number of shares of Greenbriar Common Stock to which the holder shall be entitled as aforesaid and, if less than the full number of shares of the Series F Senior Preferred Stock evidenced by such surrendered certificate or certificates being converted, a new certificate or certificates, of like tenor, for the number of shares of the Series F Senior Preferred Stock evidenced by such surrendered certificate less the number of such shares being converted. Any conversion made at the election of a holder of the Series F Senior Preferred Stock shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the Series F Senior Preferred Stock to be converted, and the person or persons entitled to receive the Greenbriar Common Stock issuable upon conversion shall be treated for all purposes as the record holder or holders of such Greenbriar Common Stock on such date.

         6.3 Mandatory Conversion. On the Mandatory Conversion Date, each share of the Series F Senior Preferred Stock must be converted into shares of Greenbriar Common Stock based upon the conversion provisions herein and subject to any adjustments as provided in this Agreement.

         6.4      Adjustments to Conversion Price for Diluting Issues or Other
Transactions:

                  (a) Stock Dividends, Subdivisions and Combinations. In case at any time or from time to time Greenbriar shall:

                           (1) take a record of the  holders  of its  Greenbriar
                  Nonpreferred Stock for the purpose of entitling them to receive a dividend payable in, or other distribution of, Greenbriar Nonpreferred Stock;

                           (2)  subdivide its  outstanding  shares of Greenbriar
                  Nonpreferred   Stock  into  a  larger   number  of  shares  of
                  Greenbriar Nonpreferred Stock; or

                           (3)  combine  its  outstanding  shares of  Greenbriar
                  Nonpreferred   Stock  into  a  smaller  number  of  shares  of
                  Greenbriar Nonpreferred Stock;

         then the Conversion Price in effect immediately after the happening of any such event shall be proportionately decreased, in case of the happening of events described in subparagraphs (1) or (2) above, or proportionately increased, in case of the happening of events described in subparagraph (3) above.

                  (b) Certain Other Dividends and Distributions. In case at any time or from time to time Greenbriar shall take a record of the holders of its Greenbriar Nonpreferred Stock for the purpose of entitling them to receive any dividend or other distribution of:

                           (1) cash, to the extent, but only to the extent, that
                  such distribution together with all such dividends paid or declared after the date hereof, does not exceed the consolidated net income, net of consolidated net losses, of Greenbriar and its consolidated subsidiaries earned subsequent to the date hereof determined in accordance with GAAP;

                           (2) any  evidence  of its  indebtedness  (other  than
                  Greenbriar Convertible Securities), any shares of its stock (other than Additional Shares of Greenbriar Nonpreferred
                  Stock) or any other securities or property of any nature whatsoever (other than cash and other than Greenbriar
                  Convertible Securities or Additional Shares of Greenbriar Nonpreferred Stock); or

                           (3) any warrants or other rights to subscribe  for or
                  purchase any evidences of its indebtedness (other than Greenbriar Convertible Securities), any shares of its stock (other than Additional Shares of Greenbriar Nonpreferred
                  Stock) or any other securities or property of any nature whatsoever (other than cash and other than Greenbriar
                  Convertible Securities or Additional Shares of Greenbriar Nonpreferred Stock);

         then the Conversion Price in effect shall be adjusted to that number determined by multiplying the Conversion Price then in effect by a fraction (x) the numerator of which shall be the Fair Market Price per share of Greenbriar Common Stock immediately prior to the date of taking such record minus the portion applicable to one share of Greenbriar Common Stock of any such cash so distributable and of the fair value of any and all such evidences of indebtedness, shares of stock, other securities or property, or warrants or other subscription or purchase rights so distributable and (y) the denominator of which shall be the Fair Market Price per share of Greenbriar Common Stock immediately prior to the date of taking such record. The fair value of any and all such evidences of indebtedness, shares of stock, other securities or property, or warrants or other subscription or purchase rights, shall be determined pursuant to the Valuation Procedure. The "Valuation Procedure" is a determination of fair value of any property made in good faith by the Board of Directors of Greenbriar; provided that, if the Preferred Stock Representative objects to such determination within 10 days of receipt of written notification thereof, then the fair value of such property shall be determined in good faith by a recognized national investment bank selected by unanimous vote or consent of the Board of Directors of Greenbriar, which investment bank is not reasonably objected to by the Preferred Stock Representative. The fees and expenses of such investment bank shall be paid by one-half by Greenbriar and one-half by the holders of the Series F Senior Preferred Stock. A reclassification of the Greenbriar Nonpreferred Stock into shares of Greenbriar Nonpreferred Stock and shares of any other class of stock shall be deemed a distribution by Greenbriar to the holders of its Greenbriar Nonpreferred Stock of such shares of such other class of stock within the meaning of this Section 6.4(b) and, if the outstanding shares of Greenbriar Nonpreferred Stock shall be changed into a larger or smaller number of shares of Greenbriar Nonpreferred Stock as a part of such reclassification, shall be deemed a subdivision or combination, as the case may be, of the outstanding shares of Greenbriar Nonpreferred Stock within the meaning of Section 6.4(a).

                  (c) Issuance of Additional Shares of Greenbriar Nonpreferred Stock. In case at any time or from time to time after the Closing Date, Greenbriar shall (except as hereinafter provided) issue, whether in connection with the merger of a corporation into Greenbriar or otherwise, any Additional Shares of Greenbriar Nonpreferred Stock for a consideration per share less than either the Conversion Price or the Fair Market Price per share of Greenbriar Common Stock on the Computation Date, then the Conversion Price shall be adjusted to the lower of either:

                           (1) that number determined by multiplying the Conversion Price in effect immediately prior to such adjustment by a fraction (x) the numerator of which shall be the number of shares of Greenbriar Nonpreferred Stock, plus the number of shares of Greenbriar Nonpreferred Stock which the aggregate consideration for the total number of such Additional Shares of Greenbriar Nonpreferred Stock so issued would purchase at the greater of the Conversion Price or the Fair Market Price per share of Greenbriar Common Stock and (y) the denominator of which shall be the number of shares of Greenbriar Nonpreferred Stock plus the number of such Additional Shares of Greenbriar Nonpreferred Stock so issued; or

                           (2) the  value of the  consideration  per  share  for
                  which such Additional Shares of Greenbriar Nonpreferred Stock were issued (or, in the case of adjustments under Sections 6.4(d) or 6.4(e), are issuable).

         No adjustment of the Conversion Price shall be made under this Section 6.4(c) upon the issuance of any Additional Shares of Greenbriar Nonpreferred Stock which are issued pursuant to the exercise of any warrants or other subscription or purchase rights or pursuant to the exercise of any conversion or exchange rights in any Greenbriar Convertible Securities, if any such adjustment shall previously have been made upon the issuance of such warrants or other rights or upon the issuance of such

         Greenbriar Convertible Securities (or upon the issuance of any warrant or other rights therefor) pursuant to Section 6.4(d) or 6.4(e).

                  (d) Issuance of Warrants, Options or Other Rights. In case at any time or from time to time after the Closing Date, Greenbriar shall take a record of the holders of its Greenbriar Nonpreferred Stock for the purpose of entitling them to receive a distribution of, or shall otherwise issue, any warrants, options or other rights to subscribe for or purchase any Additional Shares of Greenbriar Nonpreferred Stock or any Greenbriar Convertible Securities and the consideration per share for which Additional Shares of Greenbriar Nonpreferred Stock may at any time thereafter be issuable pursuant to such warrants, options or other rights or pursuant to the terms of such Greenbriar Convertible Securities shall be less than either the Conversion Price or the Fair Market Price per share of Greenbriar Common Stock on the Computation Date, then the Conversion Price shall be adjusted as provided in
         Section 6.4(c). Such adjustment shall be made on the basis that (i) the maximum number of Additional Shares of Greenbriar Nonpreferred Stock issuable pursuant to all such warrants, options or other rights or necessary to effect the conversion or exchange of all such Greenbriar Convertible Securities shall be deemed to have been issued as of the Computation Date, and (ii) the aggregate consideration for such maximum number of Additional Shares of Greenbriar Nonpreferred Stock shall be deemed to be the minimum consideration received and receivable by Greenbriar for the issuance of such Additional Shares of Greenbriar Nonpreferred Stock pursuant to such warrants, options or other rights or pursuant to the terms of such Greenbriar Convertible Securities.

                  (e) Issuance of Greenbriar Convertible Securities. In case at any time or from time to time after the Closing Date, Greenbriar shall take a record of the holders of its Greenbriar Nonpreferred Stock for the purpose of entitling them to receive a distribution of, or shall otherwise issue, any Greenbriar Convertible Securities and the consideration per share for which Additional Shares of Greenbriar Nonpreferred Stock may at any time thereafter be issuable pursuant to the terms of such Greenbriar Convertible Securities shall be less than either the Conversion Price or the Fair Market Price per share of Greenbriar Common Stock on the Computation Date, then the Conversion Price shall be adjusted as provided in Section 6.4(c). Such adjustments shall be made on the basis that (i) the maximum number of Additional Shares of Greenbriar Nonpreferred Stock necessary to effect the conversion or exchange of all such Greenbriar Convertible Securities shall be deemed to have been  issued as of the  Computation  Date,  and
         (ii) the aggregate consideration for such maximum number of Additional Shares of Greenbriar Nonpreferred Stock shall be deemed to be the minimum consideration received and receivable by Greenbriar for the issuance of such Additional Shares of Greenbriar Nonpreferred Stock pursuant to the terms of such Greenbriar Convertible Securities. No adjustment of the Conversion Price shall be made under this Section 6.4(e) upon the issuance of any Greenbriar Convertible Securities which are issued pursuant to the exercise of any warrants or other subscription or purchase rights therefor, if any such adjustment shall previously have been made upon the issuance of such warrants or other rights pursuant to Section 6.4(d).

                  (f) Superseding Adjustment of Conversion Price. If, at any time after any adjustment of the Conversion Price shall have been made pursuant to the foregoing Section 6.4(d) or 6.4(e) on the basis of the issuance of warrants or other rights or the issuance of other Greenbriar Convertible Securities, or after any new adjustment of the Conversion Price shall have been made pursuant to this Section 6.4(f):

                           (1) all of such  warrants,  options  or rights or the
                  right of conversion or exchange in such other Greenbriar Convertible Securities shall expire, and none of such warrants, options or rights, or the right of conversion or exchange in respect of such other Greenbriar Convertible Securities, as the case may be, shall have been exercised; or

                           (2) the consideration per share, for which Additional
                  Shares of Greenbriar Nonpreferred Stock are issuable pursuant to all of such warrants, options or rights or the terms of all of such other Greenbriar Convertible Securities, shall be increased solely by virtue of provisions therein contained for an automatic increase in such consideration per share upon the arrival of a specified date or the happening of a specified event, and none of such warrants, options or rights, or the right of conversion or exchange in respect of such other Greenbriar Convertible Securities, as the case may be, shall have been exercised;

         such previous adjustment shall be rescinded and annulled and the Additional Shares of Greenbriar Nonpreferred Stock which were deemed to have been issued by virtue of the computation made in connection with the adjustment so rescinded and annulled shall no longer be deemed to have been issued by virtue of such computation. Thereupon, a recomputation shall be made of the effect of such warrants, rights or options or other Greenbriar Convertible Securities on the basis of treating any such warrants, options or rights or any such other Greenbriar Convertible Securities which then remain outstanding as having been granted or issued immediately after the time of such increase of the consideration per share for such Additional Shares of Greenbriar Nonpreferred Stock are issuable under such warrants or rights or other Greenbriar Convertible Securities; and, if and to the extent called for by the foregoing provisions of this Section 6.4 on the basis aforesaid, a new adjustment of the Conversion Price shall be made, which new adjustment shall supersede the previous adjustment so rescinded and annulled.

                  (g) Other Provisions Applicable to Adjustments Under this Section. The following provisions shall be applicable to the making of adjustments of the Conversion Price hereinbefore provided for in this
         Section 6.4:

                           (1) Treasury Stock. The sale or other  disposition of
                  any issued shares of Greenbriar Nonpreferred Stock owned or held by or for the account of Greenbriar shall be deemed an issuance thereof for purposes of this Section 6.4.

                           (2) Computation of Consideration.  To the extent that
                  any Additional Shares of Greenbriar Nonpreferred Stock or any Greenbriar Convertible Securities or any warrants, options or other rights to subscribe for or purchase any Additional Shares of Greenbriar Nonpreferred Stock or any Greenbriar Convertible Securities shall be issued solely for cash consideration, the consideration received by Greenbriar therefor shall be deemed to be the amount of cash received by Greenbriar therefor, or, if such Additional Shares of
                  Greenbriar Nonpreferred Stock or Greenbriar Convertible Securities are offered by Greenbriar for subscription, the subscription price, or, if such Additional Shares of Greenbriar Nonpreferred Stock or Greenbriar Convertible Securities are sold to underwriters or dealers for public offering without a subscription offering, the initial public offering price, in any such case excluding any amounts paid or receivable for accrued interest or accrued dividends and without deduction of any compensation, discounts or expenses paid or incurred by Greenbriar for and in the underwriting of, or otherwise in connection with, the issue thereof. The consideration for any Additional Shares of Greenbriar Nonpreferred Stock issuable pursuant to any warrants, options or other rights to subscribe for or purchase the same shall be the consideration received or receivable by Greenbriar for issuing such warrant, options or other rights, plus the additional consideration payable to Greenbriar upon the exercise of such warrants, options or other rights. The consideration for any Additional Shares of Greenbriar Nonpreferred Stock issuable pursuant to the terms of any Greenbriar Convertible Securities shall be the consideration received or receivable by Greenbriar for issuing any warrants or other rights to subscribe for or purchase such Greenbriar Convertible Securities, plus the consideration paid or payable to Greenbriar in respect of the subscription for or purchase of such Greenbriar Convertible Securities, plus the additional consideration, if any, payable to Greenbriar upon the exercise of the right of conversion or exchange in such Greenbriar Convertible Securities. To the extent that any issuance shall be for a consideration other than solely for cash, then, except as herein otherwise expressly provided, the amount of such consideration shall be deemed to be the fair value of such consideration at the time of such issuance as determined pursuant to the Valuation Procedure.

                           (3) When Adjustments to be made. The adjustments required by the preceding subsections of this Section 6.4 shall be made whenever and as often as any specified event requiring an adjustment shall occur, except that no adjustment of the Conversion Price that would otherwise be required shall be made (except in the case of a subdivision or combination of shares of the Greenbriar Nonpreferred Stock as provided for in
                  Section 6.4(a)) unless and until such adjustment, either by itself or with other adjustments not previously made, adds or subtracts at least $0.05 to the Conversion Price, as determined in good faith by the Board of Directors of Greenbriar. Any adjustment representing a change of less than such minimum amount shall be carried forward and made as soon as such adjustment, together with other adjustments required by this Section 6.4 and not previously made, would result in a minimum adjustment. For the purpose of any adjustment, any specified event shall be deemed to have occurred at the close of business on the date of its occurrence.

                           (4) Fractional  Interests.  In computing  adjustments
                  under this Section 6.4, fractional interests in Greenbriar Nonpreferred Stock shall be taken into account to the nearest one-thousandth of a share.

                           (5) When Adjustment Not Required. If Greenbriar shall
                  take a record of the holders of its Greenbriar Nonpreferred Stock for the purpose of entitling them to receive a dividend or distribution or subscription or purchase rights and shall, thereafter and before the distribution thereof to shareholders, legally abandon its plan to pay or deliver such dividend, distribution, subscription or purchase rights, then thereafter no adjustment shall be required by reason of the taking of such record and any such adjustment previously made in respect thereof shall be rescinded and annulled.

                  (h) Merger,  Consolidation  or Disposition of Assets.  In case
         Greenbriar shall merge or consolidate into another corporation, or shall sell, transfer or otherwise dispose of all or substantially all of its property, assets or business to another corporation, except where there is a Special Asset Sale Trigger, and pursuant to the terms of such merger, consolidation or disposition, shares of common stock of the successor or acquiring corporation are to be received by or distributed to the holders of Greenbriar Nonpreferred Stock, then each holder of a share of the Series F Senior Preferred Stock shall have the right thereafter to receive, upon exercise of such share of the Series F Senior Preferred Stock, shares of common stock each comprising the number of shares of common stock of the successor or acquiring corporation receivable upon or as a result of such merger, consolidation or disposition of assets by a holder of the number of shares of Greenbriar Common Stock into which one share of the Series F Senior Preferred Stock could be converted immediately prior to such event. If, pursuant to the terms of such merger, consolidation or disposition of assets, any cash, shares of stock or other securities or property of any nature whatsoever (including warrants or other subscription or purchase rights) are to be received by or distributed to the holders of Greenbriar Nonpreferred Stock in addition to common stock of the successor or acquiring corporation, then the Conversion Price in effect shall be adjusted to that number determined by multiplying the Conversion Price then in effect by a fraction (x) the numerator of which shall be the Fair Market Price per share of Greenbriar Common Stock immediately prior to the closing of such merger, consolidation or disposition minus the portion applicable to one share of Greenbriar Common Stock of any such cash so distributable and of the fair value of any such shares of stock or other securities or property so received or distributed and (y) the denominator of which shall be the Fair Market Price per share of Greenbriar Common Stock immediately prior to the closing of such merger, consolidation or disposition. The fair value of any such shares of stock or other securities or property shall be determined pursuant to the Valuation Procedure. In case of any such merger, consolidation or disposition of assets, the successor acquiring corporation shall expressly assume the due and punctual observance and performance of each and every covenant and condition hereof to be performed and observed by Greenbriar and all of the obligations and liabilities hereunder, subject to such modification as shall be necessary to provide for adjustments to the Conversion Price which shall be as nearly equivalent as practicable to the adjustments provided for in this Section 6.4. For the purposes of this Section 6.4(h), "common stock of the successor or acquiring corporation" shall include stock of such corporation of any class, which is not preferred as to dividends or assets over any other class of stock of such corporation and which is not subject to redemption, and shall also include any evidences of indebtedness, shares of stock or other securities which are convertible into or exchangeable for any such stock, either immediately or upon the arrival of a specified date or the happening of a specified event, and any warrants or other rights to subscribe for or purchase any such stock. The foregoing provisions of this Section 6.4(h) shall similarly apply to successive mergers, consolidations or dispositions of assets.

                  (i) Purchases or Redemptions. In case at any time or from time to time after the Closing Date, Greenbriar shall (except as hereinafter provided) purchase or redeem any Greenbriar Common Stock, warrants, options or other rights to subscribe for, purchase, convert into or exchange for Greenbriar Common Stock for a consideration per share greater than the Fair Market Price per share of Greenbriar Common Stock on the Computation Date, then the Conversion Price shall be adjusted to the lower of either:

                           (1) that number determined by multiplying the Conversion Price in effect immediately prior to such adjustment by a fraction (x) the numerator of which shall be the number of shares of Greenbriar Common Stock plus the number of such shares or share equivalents of Greenbriar Common Stock, warrants, options or other rights to subscribe for, purchase, convert into or exchange for Greenbriar Common Stock so purchased or redeemed and (y) the denominator of which shall be the number of shares of Greenbriar Common Stock, plus the number of shares or share equivalents of Greenbriar Common Stock which the aggregate consideration for the total number of such Greenbriar Common Stock, warrants, options or other rights to subscribe for, purchase, convert into or exchange for Greenbriar Common Stock so purchased or redeemed would purchase at the Fair Market Price per share of Greenbriar Common Stock; or

                           (2) the  value of the  consideration  per  share  for
                  which such Greenbriar Common Stock, warrants, options or other rights to subscribe for, purchase, convert into or exchange for Greenbriar Common Stock were purchased or redeemed.

         No adjustment of the Conversion Price shall be made under this Section 6.4(c) upon the issuance of any Additional Shares of Greenbriar Nonpreferred Stock which are issued pursuant to the exercise of any warrants or other subscription or purchase rights or pursuant to the exercise of any conversion or exchange rights in any Greenbriar Convertible Securities, if any such adjustment shall previously have been made upon the issuance of such warrants or other rights or upon the issuance of such Greenbriar Convertible Securities (or upon the issuance of any warrant or other rights therefor) pursuant to Section 6.4(d) or 6.4(e).

                  (j) Other Action Affecting Greenbriar Nonpreferred Stock. In case at any time or from time to time Greenbriar shall take any action affecting its Greenbriar Nonpreferred Stock, other than an action described in any of the foregoing Sections 6.4(a) through (i), inclusive, then, unless in the opinion of the Board of Directors such action will not have a materially adverse effect upon the rights of the holders of the Series F Senior Preferred Stock, the Conversion Price shall be adjusted in such manner and at such time as the Board of Directors may in good faith determine to be equitable in the circumstances.

         6.5 No Impairment. Other than in connection with the amendment of its Articles of Incorporation approved by the requisite number of stockholders, Greenbriar will not, through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid the observance or performance of any of the terms to be observed or performed hereunder by Greenbriar but will at all times in good faith assist in the carrying out of all the provisions of this Section 6 and in the taking of all such action as may be necessary or appropriate in order to protect the conversion rights of the holders of the Series F Senior Preferred Stock against impairment. Without limiting the generality of the foregoing, Greenbriar (i) will not permit the par value of any shares of stock at the time receivable upon the conversion of the Series F Senior Preferred Stock to exceed the Conversion Price then in effect, (ii) will take all such action as may be necessary or appropriate in order that Greenbriar may validly and legally deliver fully paid nonassessable shares of stock on the conversion of the Series F Senior Preferred Stock, and (iii) will not issue any Additional Shares of Greenbriar Nonpreferred Stock or Greenbriar Convertible Securities or take any action which results in any adjustment of the Conversion Price if the total number of shares of Greenbriar Common Stock required to be delivered after such issuance or action upon the conversion of all the then outstanding shares of Series F Senior Preferred Stock will exceed the number of shares of Greenbriar Common Stock and available for the purpose of delivery upon such conversion.

         6.6 Certificate as to Adjustments. Upon the occurrence of each adjustment or readjustment of the Conversion Price pursuant to this Section 6, Greenbriar at Greenbriar's expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and furnish to the Preferred Stock Representative a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based, including a statement of (i) the consideration received or to be received by Greenbriar for any Additional Shares of Greenbriar Nonpreferred Stock issued or sold or deemed to have been issued, (ii) the number of shares of Greenbriar Nonpreferred Stock outstanding or deemed to be outstanding, and (iii) the Conversion Price in effect immediately prior to such issue or sale and as adjusted and readjusted on account thereof, showing how it was calculated.
Greenbriar shall, upon the written request at any reasonable time of the Preferred Stock Representative, furnish or cause to be furnished to such holder a like certificate setting forth (i) the Conversion Price at the time in effect, showing how it was calculated, and (ii) the number of shares of Greenbriar Common Stock and the amount, if any, of other property which at the time would be received upon the conversion of the Series F Senior Preferred Stock.

         6.7 Notices of Record Date. In the event of any taking by Greenbriar of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution, or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, Greenbriar shall mail to each holder of the Series F Senior Preferred Stock at least 10 days prior to the date specified therein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend or distribution.

         7.       Covenants of Greenbriar.

         Without   the   prior   written   consent   of  the   Preferred   Stock
Representative, Greenbriar shall comply with each of the following covenants.

         7.1 Board of Directors. So long as any shares of the Series F Senior Preferred Stock shall remain outstanding, Greenbriar shall not increase the number of directors above nine except in connection with the right of the holders of the Series F Senior Preferred Stock to appoint directors.

         7.2 Greenbriar Common Stock. Greenbriar shall at all times reserve and keep available enough shares of Greenbriar Common Stock to effect the conversion of the Series F Senior Preferred Stock, subject to (i) appropriate adjustments in connection with a stock split or other similar events and (ii) a reduction by the number of shares of Greenbriar Common Stock that have previously been delivered upon conversion of Series F Senior Preferred Stock; all of such shares of Greenbriar Common Stock which are issuable to the holders of the Series F Senior Preferred Stock by way of conversion, will be when issued, duly authorized and validly issued, fully paid and nonassessable, and free from all taxes, liens and charges.

         7.3 Cash Reserves after a Special Asset Sale Trigger. Commencing on the date nine months after the date of a Special Asset Sale Trigger, Greenbriar shall, at all times, maintain cash or Permitted Investments in excess of the sum of (i) the current Liquidation Value of the Series F Senior Preferred Stock and
(ii) the current Liquidation Value (as defined in the Series G Certificate of Designation) of the Series G Senior Non-Voting Preferred Stock.

         8.       Events of Default.

         8.1 Notice of Event of Default. Upon an Event of Default or Potential Default, Greenbriar shall provide written notice of such Event of Default or Potential Default, including the date on which such event first occurred, to the Preferred Stock Representative within 10 days after the occurrence of such event. Any Event of Default or Potential Default may be waived in writing by the Preferred Stock Representative at any time, in which case Sections 8.2 through
8.4 shall not apply with respect to such Event of Default or Potential Default; provided, however, that no such waiver of an Event of Default or Potential Default shall be deemed to be a waiver of any other Event of Default or Potential Default.

         8.2 Dividends During Event of Default. Upon the occurrence and during the continuance of an Event of Default resulting from (i) the failure of Greenbriar to comply with any of the covenants contained in Sections 6.1, 6.3, 6.8, 6.10, 6.19, 6.20, 6.22, 6.24 and 6.27- 6.37 of the Purchase Agreement or
(ii) any of the events specified in clauses (ii) through (viii) of the definition of "Event of Default," the holders of outstanding shares of Series F Senior Preferred Stock shall be entitled to receive, in addition to all other dividends payable hereunder to holders of shares of Series F Senior Preferred Stock and when, as and if declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends accruing from the date of the Event of Default (the "Default Date") in an amount per share per annum equal to $1.20 per share, payable quarterly on the last Business Day of March, June, September and December of each year. Dividends on the Series F Senior Preferred Stock shall accrue (whether or not declared) on a daily basis and shall be cumulative
(whether or not in any Dividend Period there shall be funds of Greenbriar legally available for the payment of such dividends). The first dividend shall accrue from the Default Date through the last Business Day of the first calendar quarter to end after the Default Date, and subsequent dividends shall accrue on a daily basis during the dividend period for which they are payable.

         8.3 Election of Directors. Upon the occurrence and during the continuance of an Event of Default resulting from any of the events specified in clauses (ii) through (viii) of the definition of "Event of Default," the holders of shares of Series F Senior Preferred Stock shall have the right, acting separately as a class, to elect a number of persons to the Board of Directors of Greenbriar that will constitute 70% of the Board of Directors. Upon the taking of such action, the maximum authorized number of members of the Board of Directors shall automatically increase by the number of directors so elected, and the vacancies so created shall be filled by the persons elected pursuant to this Section 8.3. In the event that upon the election of directors under this
Section 8.3, Greenbriar is required under Rule 14f-1 under the Exchange Act to file with the Commission and transmit to its stockholders certain information, Greenbriar shall take such action as promptly as practicable, and the term of office of the directors so elected shall begin upon the termination of the 10-day period prescribed by such Rule. A director elected by the holders of Series F Senior Preferred Stock pursuant to this Section 8.3 shall serve until his successor is duly elected and qualified, until his removal or until his term terminates as provided below. Such a director may be removed without cause at any time by action, and only by such action, of the holders of shares of Series F Senior Preferred Stock. If the office of a director elected pursuant to this
Section 8.3 becomes vacant by reason of death, resignation, retirement, disqualification, removal from office or otherwise, such vacancy may be filled by the action, and only by such action, of the holders of shares of Series F Senior Preferred Stock. At such time as the Event of Default giving rise to this right to elect directors has been cured, such right shall terminate, the terms of any directors elected pursuant to this Section 8.3 shall terminate and the maximum number of authorized members of the Board of Directors shall decrease automatically to the maximum number of authorized members of the Board of Directors in effect immediately before any action was taken pursuant hereto. At any time when the special voting rights of the holders of the Series F Senior Preferred Stock provided in this Section 8.3 shall have become operative and not have been exercised, a proper officer of Greenbriar shall, upon the written request of the holders of record of at least 20% of the shares of Series F
Senior Preferred Stock then outstanding addressed to the Secretary of Greenbriar, call a special meeting of the holders of the Series F Senior Preferred Stock for the purpose of electing the allotted directors to be elected by the Series F Senior Preferred Stock. Such meeting shall be held within 30 days after delivery of such request to Greenbriar at such place in the continental United States as may be specified in such written request; provided that the Secretary shall not be required to call such a special meeting in the case of any such request received less than 30 days before the date fixed for an annual meeting of Greenbriar's stockholders.

         8.4 Put Option. Upon the occurrence of an Event of Default resulting from (i) the failure of Greenbriar to comply with any of the covenants contained in Sections 6.1, 6.3, 6.10, 6.19, 6.20, 6.22, 6.27-6.35 of the Purchase
Agreement or (ii) any of the events specified in clauses (iii) through (viii) of the definition of "Event of Default," each holder of shares of

Series F Senior Preferred Stock shall have the right, by written notice to Greenbriar (the "Repurchase Notice") within 90 days after the occurrence of the Event of Default, to require that Greenbriar repurchase, out of funds legally available therefor, any or all of such holder's shares of Series F Senior Preferred Stock for an amount in cash equal to 120% of the Liquidation Value of the shares of Series F Senior Preferred Stock to be repurchased as of the date of the holder's Repurchase Notice. Any Repurchase Notice shall be accompanied by duly endorsed certificates representing the shares of Series F Senior Preferred Stock to be repurchased. Upon receipt of a Repurchase Notice, Greenbriar shall make payment in cash of the appropriate amount to the holder requiring repurchase with five Business Days of the date such Repurchase Notice is received, unless prior to such payment, Greenbriar receives written notice from such holder that such holder is withdrawing its requirement of the repurchase of its shares of Series F Senior Preferred Stock.

         8.5 Special Asset Sale Trigger. Upon a Special Asset Sale Trigger, each holder of shares of Series F Senior Preferred Stock shall have the right, by written notice to Greenbriar (the "Asset Sale Repurchase Notice") within nine months after written notice to the Preferred Stock Representative of the occurrence of a Special Asset Sale Trigger, to require that Greenbriar repurchase, out of funds legally available therefor, a specified number of such holder's shares (the "Repurchase Shares") of Series F Senior Preferred Stock. The Repurchase Shares may be all or any portion of such holder's total shares of Series F Senior Preferred Stock. The Repurchase Shares shall be repurchased by Greenbriar for an amount in cash equal to the aggregate Liquidation Value of the Repurchase Shares plus the greater of: (i) 20% of the aggregate Liquidation Value of the Repurchase Shares or (ii) a 20% IRR on the aggregate Liquidation
Value of the Repurchase Shares, in each case, as of the date of the holder's Asset Sale Repurchase Notice. Any Asset Sale Repurchase Notice shall be accompanied by duly endorsed certificates representing the Repurchase Shares. Upon receipt of a Asset Sale Repurchase Notice, Greenbriar shall make payment in cash of the appropriate amount to the holder requiring repurchase with five Business Days of the date such Asset Sale Repurchase Notice is received, unless prior to such payment, Greenbriar receives written notice from such holder that such holder is withdrawing its requirement of the repurchase of the Repurchase Shares.

         8.6 Change in Management. If at any time after the date hereof, (i) James R. Gilley is not serving as Chairman of the Board of Directors of Greenbriar for any reason and (ii) the Preferred Stock Representative has proposed one or more candidates for Mr. Gilley's replacement that is willing to serve regardless of whether or not any of such candidate(s) are acceptable to Greenbriar, unless within 15 days of the date Mr. Gilley ceases to serve as Chairman Mr. Gilley's replacement as Chairman is mutually agreed upon by Greenbriar and the Preferred Stock Representative, there shall have occurred a "Change in Management" which shall give to each holder of shares of Series F Senior Preferred Stock the right, by written notice to Greenbriar (the "Change in Management Repurchase Notice") within 90 days after the occurrence of the Change in Management, to require that Greenbriar repurchase, out of funds legally available therefor, a specified number of such holder's shares (the "Change in Management Repurchase Shares") of Series F Senior Preferred Stock. The Change in Management Repurchase Shares may be all or any portion of such holder's total shares of Series F Senior Preferred Stock. The Change in Management Repurchase Shares shall be repurchased by Greenbriar for an amount in cash equal to the aggregate Liquidation Value of the Change in Management
Repurchase Shares plus the greater of: (i) 20% of the aggregate Liquidation Value of the Change in Management Repurchase Shares or (ii) a 20%

IRR on the aggregate Liquidation Value of the Change in Management Repurchase Shares, in each case, as of the date of the holder's Change in Management Repurchase Notice. Any Change in Management Repurchase Notice shall be accompanied by duly endorsed certificates representing the Change in Management Repurchase Shares which shall be free and clear of all claims, liens and encumbrances. Upon receipt of a Change in Management Repurchase Notice, Greenbriar shall execute a full recourse promissory note for the appropriate amount to the holder requiring repurchase (the "Repurchase Promissory Note") within five Business Days of the date such Change in Management Repurchase Notice is received, unless prior to such payment, Greenbriar receives written notice from such holder that such holder is withdrawing its requirement of the repurchase of the Change in Management Repurchase Shares. The Repurchase
Promissory Note shall be (a) in a form agreed to by Greenbriar and the initial purchaser of the Series F Senior Preferred Stock, (b) for a term of one (1) year from the date of the Change in Management Repurchase Notice, with 50% of the principal together with all accrued interest due six (6) months from the date of the Change in Management Repurchase Notice, (c) shall bear interest at the lower of eighteen percent (18%) or the highest rate allowed by law, and (d) shall be secured by the highest available lien on all of the property and assets of Greenbriar and the Subsidiaries reasonably sufficient to secure such holders right of repayment, including all ownership interests of all subsidiaries of Greenbriar, except where such lien (i) is in violation of its certificate of incorporation, articles of incorporation or bylaws of Greenbriar or any of the Subsidiaries; (ii) would create a default in the performance of any obligation, agreement or condition contained in any license, contract, indenture, mortgage, installment sale agreement, lease, deed of trust, voting trust agreement, stockholders' agreement, note, loan, credit agreement, purchase order, agreement or instrument evidencing an obligation for borrowed money or other agreement or instrument to which Greenbriar or any of the Subsidiaries is a party or by which Greenbriar or any of the Subsidiaries may be bound or to which the property or assets of Greenbriar or any of the Subsidiaries is subject or affected; or (iii) would create a violation in any respect of any Law applicable to Greenbriar or any of the Subsidiaries, that would have a Material Adverse Effect. Such liens shall be of the same priority as between all holders requiring repurchase. The Repurchase Promissory Note shall be due and payable immediately if Greenbriar fails to perfect liens on property and assets of Greenbriar and the Subsidiaries reasonably sufficient to secure such holders right of repayment within ten Business Days of the date such Change in Management Repurchase Notice is received, unless prior to such delivery, Greenbriar receives written notice from such holder that such holder is withdrawing its requirement of the repurchase of its shares of Series F Senior Preferred Stock.

         8.7 Remedies Cumulative. In addition to the remedies stated herein, each holder of Series F Senior Preferred Stock will also have any other rights that such holder may be entitled to under any agreement or pursuant to applicable law.

         9.       No Reissuance.

         No shares of Series F Senior Preferred Stock acquired by Greenbriar by reason of redemption, purchase, conversion or otherwise shall be reissued as Series F Senior Preferred Stock.

                                 EXHIBIT 2.2.3

                   CERTIFICATE OF VOTING POWERS, DESIGNATIONS,
                    PREFERENCES, AND RELATIVE, PARTICIPATING,
                       OPTIONAL OR OTHER SPECIAL RIGHTS OF
             SERIES G SENIOR NON-VOTING CONVERTIBLE PREFERRED STOCK



                                TABLE OF CONTENTS

                                                                                                               Page


         1.       Certain Definitions.............................................................................1

         2.       Ranking of the Series G Senior Non-Voting Preferred Stock.......................................8

         3.       Dividends; Restricted Payments..................................................................9
                  3.1      Dividend Payment Dates.................................................................9
                  3.2      Record Date............................................................................9
                  3.3      Restricted Payments....................................................................9

         4.       Liquidation Rights..............................................................................9

         5.       Voting Rights of Series G Senior Non-Voting Preferred Stock.....................................9
                  5.1      No Voting Rights in Electing Directors.................................................9
                  5.2      Class Voting Rights....................................................................9

         6.       Conversion.....................................................................................10
                  6.1      Right of Holder to Conversion.........................................................10
                  6.2      Mechanics of Conversion by Holder.....................................................11
                  6.3      Mandatory Conversion..................................................................11
                  6.4      Adjustments to Conversion Price for Diluting Issues
                           or Other Transactions.................................................................11
                  6.5      No Impairment.........................................................................18
                  6.6      Certificate as to Adjustments.........................................................19
                  6.7      Notices of Record Date................................................................19

         7.       Covenants of Greenbriar........................................................................19
                  7.1      Greenbriar Common Stock...............................................................19
                  7.2      Cash Reserves after a Special Asset Sale Trigger......................................20

         8.       Events of Default..............................................................................20
                  8.1      Notice of Event of Default............................................................20
                  8.2      Dividends During Event of Default.....................................................20
                  8.3      Put Option............................................................................20
                  8.4      Special Asset Sale Trigger............................................................21
                  8.5      Change in Management..................................................................21
                  8.6      Remedies Cumulative...................................................................22

         9.       No Reissuance..................................................................................22




                                       (i)

                             GREENBRIAR CORPORATION

                   Certificate of Voting Powers, Designations,
                    Preferences, and Relative, Participating,
                       Optional or Other Special Rights of
             Series G Senior Non-Voting Convertible Preferred Stock

         We, Floyd B. Rhoades, President, and Robert L. Griffis, Secretary, of Greenbriar ("Greenbriar"), a corporation organized and existing under Chapter 78 of the Nevada Revised Statutes, in accordance with the provisions of Section
78.1955 of the Nevada Revised Statutes thereof, DO HEREBY CERTIFY:

         That, pursuant to authority conferred upon the Board of Directors by the Articles of Incorporation, as amended, of Greenbriar, said Board of Directors, at a meeting of the Board of Directors held pursuant to Chapter 78 of the Nevada Revised Statutes, duly adopted a resolution providing for the issuance of eight hundred thousand (800,000) shares of a new series of preferred stock designated as Series G Senior Non-Voting Convertible Preferred Stock (the "Series G Senior Non-Voting Preferred Stock"), which resolution is as follows:

         RESOLVED, that pursuant to the Articles of Incorporation of Greenbriar, there be and hereby is authorized and created a series of preferred stock, to consist of 800,000 shares with a par value of $0.10 per share and a stated value of $10.00 per share and that the voting powers, designations, preferences, and relative, participating, optional or other special rights of the Series G Senior Non-Voting Convertible Preferred Stock and the qualifications, limitations or restrictions thereof be as follows:

         1.       Certain Definitions.

         The following terms shall have the following meanings:

         "1996 Form 10-K" means Greenbriar's Annual Report on Form 10-KSB for the year ended December 31, 1996.

         "5-day Average Price" per share of common stock, for purposes of any provision herein at the date specified in such provision, means the average closing price of such common stock on the American Stock Exchange, New York Stock Exchange or Nasdaq National Market over the 5-trading day period immediately prior to such date.

         "20-day Average Price" per share of common stock, for purposes of any provision herein at the date specified in such provision, means the average closing price of such common stock on the American Stock Exchange, New York Stock Exchange or Nasdaq National Market over the 20-trading day period immediately prior to such date.

         "Act" means the Securities Act of 1933, as amended.

         "Additional Shares of Greenbriar Nonpreferred Stock" means all shares of Greenbriar Nonpreferred Stock issued by Greenbriar after the Closing Date other than (i) any shares of Greenbriar Common Stock issued pursuant to options, rights or warrants to purchase Greenbriar Common Stock issued pursuant to the Stock Option Plans; provided that (a) such issuances do not exceed in the aggregate 500,000 shares and (b) the exercise price under such options, rights and warrants shall be payable in cash and shall be not less than the greater of the Conversion Price or the Fair Market Price on the date of issuance of the option, right or warrant, (ii) shares of Greenbriar Common Stock, either sold to employees of Greenbriar or contributed as a matching contribution at a price not less than the then current Fair Market Price pursuant to Greenbriar's 401(k) plan, (iii) any shares of Greenbriar Common Stock issued to James R. Gilley pursuant to an option he currently holds to purchase 400,000 shares, and, pursuant to his employment agreement with Greenbriar, any shares of Greenbriar Common Stock issued pursuant to options he will receive for 200,000 shares on December 31, 1997, 1998 and 1999, (iv) any shares of Greenbriar Common Stock issued to the April Trust pursuant to a warrant to purchase 108,000 shares, (v) any shares of Greenbriar Common Stock issued to the April Trust pursuant to a right to convert Greenbriar Series D Preferred Stock into 337,500 shares, (vi) any shares of Greenbriar Common Stock issued to Lone Star pursuant to a right to convert Greenbriar Series F Senior Preferred Stock and Series G Senior Non-Voting Preferred Stock, and (vii) any shares of Greenbriar Common Stock exchanged with investors in the Syndication Program.

         "Affiliate" has the meaning set forth in the Purchase Agreement.

         "Asset Sale Repurchase Notice" has the meaning set forth in Section 8.4

         "Business Day" means any day other than a Saturday, a Sunday, any day on which the New York Stock Exchange is closed or any other day on which banking institutions in New York are authorized or required by law to be closed.

         "Certificate of Designation" means this Certificate of Voting Powers, Designations, Preferences, and Relative, Participating, Optional or Other Special Rights of Series G Senior Non-Voting Convertible Preferred Stock.

         "Change in Management" has the meaning set forth in Section 8.5.

         "Change in Management Repurchase Notice" has the meaning set forth in
Section 8.5.

         "Change in Management Repurchase Shares" has the meaning set forth in
Section 8.5.

         "Change of Control of Greenbriar" means, with respect to Greenbriar, the occurrence of any of the following events: (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) other than Permitted
Holders is or becomes the "beneficial owner" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act, except that a person shall be deemed to have "beneficial ownership" of all shares that any such person has the right to acquire, whether such right is exercisable immediately or after the passage of time, directly or indirectly) of more than 40% of the Voting Stock of Greenbriar; or (ii) individuals who at date hereof constituted the Board of Directors of Greenbriar (together with any new directors whose election by such Board or whose nomination for election by the stockholders of Greenbriar was approved by a vote of the majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board of Directors then in office, other than pursuant to the provisions of this Certificate of Designation or the Purchase Agreement; provided, however, a Sale of Greenbriar is not considered a Change of Control of Greenbriar.

         "Closing Date" means the date of the closing of the first sale of the Series G Senior Non-Voting Preferred Stock.

         "Commission" means the Securities and Exchange Commission or any other similar or successor agency of the federal government administering the Act.

         "Computation Date" means:

                  (i) with respect to Section 6.4(c), the earlier of (a) the date on which Greenbriar shall enter into a firm contract for the issuance of Additional Shares of Greenbriar Nonpreferred Stock or (b) the date of actual issuance of Additional Shares of Greenbriar Nonpreferred Stock; provided, that with respect to Section 6.4(c), the Computation Date in connection with an acquisition by Greenbriar using common stock as all or a part of the consideration shall mean the effective date of issuance of Additional Shares of Greenbriar Nonpreferred Stock;

                  (ii) with respect to Section 6.4(d),  the earliest to occur of
         (a) the date on which Greenbriar shall take a record of the holders of its Greenbriar Nonpreferred Stock for the purpose of entitling them to receive any warrants, options or other rights, (b) the date on which Greenbriar shall enter into a firm contract for the issuance of warrants, options or other rights and (c) the date of actual issuance of warrants, options or other rights; and

                  (iii) with respect to Section 6.4(e), the earliest of (a) the date on which Greenbriar shall take a record of the holders of its Greenbriar Nonpreferred Stock for the purpose of entitling them to receive any Greenbriar Convertible Securities, (b) the date on which Greenbriar shall enter into a firm contract for the issuance of Greenbriar Convertible Securities and (c) the date of actual issuance of Greenbriar Convertible Securities.

         "Conversion Price" initially means $17.50 and shall be adjusted and readjusted from time to time as provided in Section 6.

         "Default Date" has the meaning set forth in Section 8.2.

         "Event of Default" means the occurrence of any of the following:

                  (i) Greenbriar shall fail to comply with any of the covenants in Section 6 of the Purchase Agreement; provided, that in the case of the covenants contained in Sections 6.4-6.18 and 6.24-6.27 of the Purchase Agreement, failure to comply shall not be considered an Event of Default if such failure is cured or compliance is waived in writing by the Preferred Stock Representative within 30 days after the date on which the failure to comply first occurs; provided further, that in the case of the covenants contained in Sections 6.28 and 6.29 of the Purchase Agreement, failure to comply shall not be considered an Event of Default if (i) compliance is waived in writing by the Preferred Stock Representative within 30 days or (ii) the ratio corresponding to each covenant is less than 4.5, 4.25 and 4.5, respectively, to 1 at the quarter end on which the failure to comply first occurs and such covenant is fully complied with at the next quarter end; provided further, that in the case of the covenant contained in Sections 6.30 of the Purchase Agreement, failure to comply shall not be considered an Event


D-476684.7
                                        3
         of Default if (i) compliance is waived in writing by the Preferred Stock Representative within 30 days or (ii) the ratio contained in such covenant is 2 to 1 for the two quarter period comprised of the quarter in which the failure to comply first occurs and the following quarter; provided further, that in the case of the covenants contained in Sections 6.31-6.35 of the Purchase Agreement, failure to comply shall not be considered an Event of Default if (i) compliance is waived in writing by the Preferred Stock Representative within 30 days or (ii) the percentage corresponding to each covenant is less than 85% at the quarter end on which the failure to comply first occurs and such covenant is fully complied with at the next quarter end.

                  (ii) If Greenbriar fails to pay the holders of the Series G Senior Non-Voting Preferred Stock all accrued dividends in full for two quarters, whether or not such payment is legally permissible;

                  (iii) Greenbriar shall purport to take any action specified in
         Section 5.2 of this Certificate of Designation without the requisite vote of the holders of the Series G Senior Non-Voting Preferred Stock;

                  (iv) James R. Gilley and the Gilley Affiliates shall cease to own at least 1,500,000 shares of Greenbriar Common Stock, subject to appropriate adjustments in connection with a stock split or other similar events;

                  (v)      There shall occur a Change of Control of Greenbriar;

                  (vi) Greenbriar shall fail to comply with any of the covenants contained in Section 7 of this Certificate of Designation; provided that failure to comply shall not be considered an Event of Default if such failure is cured or compliance is waived in writing by the Preferred Stock Representative within 10 days after the date on which the failure to comply first occurs;

                  (vii)  The  commencement  of  an  involuntary  case  or  other proceeding against Greenbriar or any Subsidiary, which seeks liquidation, reorganization or other relief with respect to it or its debts or other liabilities under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, or the entry of an order for relief against Greenbriar or any Subsidiary in any such case under the United States Bankruptcy Code which is not dismissed within 60 days; or

                  (viii) The commencement by Greenbriar or any Subsidiary of or the approval by a majority of the Board of Directors of Greenbriar or any Subsidiary of the commencement of a voluntary case or other proceeding, seeking liquidation, reorganization or other relief with respect to itself or its debts or other liabilities under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, or consent to any such relief or to the appointment of or taking possession by any such official in an involuntary case or other proceeding commenced against it, or the making by Greenbriar or any Subsidiary of a general assignment for the benefit of creditors, or failure by Greenbriar or any Subsidiary generally to or written admission of its inability to pay its debts generally as they become due, or the taking of any corporate action to authorize or effect any of the foregoing.

         "Exchange Act" means the Securities Exchange Act of 1934, as amended, or any similar federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

         "Fair Market Price" per share of common stock, for purposes of any provision herein at the date specified in such provision, means the greater of
(i) the 5-Day Average Price of such common stock or (ii) the 20-Day Average Price of such common stock; provided, that the Fair Market Price of common stock issued in connection with an acquisition by Greenbriar shall mean the 20-Day Average Price of such common stock. Notwithstanding any of the foregoing, if the common stock that is being valued has not been listed on the American Stock Exchange, New York Stock Exchange or Nasdaq National Market for such 5 and 20 business day periods, then the Fair Market Price per share of such common stock shall be deemed to be the greater of (i) the net book value per share of common stock, determined in accordance with GAAP, or (ii) the fair value per share of common stock determined pursuant to the Valuation Procedure.

         "GAAP" means those generally accepted accounting principles and practices which are used in the United States and recognized as such by the American Institute of Certified Public Accountants acting through its Accounting Principles Board or by the Financial Accounting Standards Board or through other appropriate boards or committees thereof and which are consistently applied for all periods to present fairly in all material respects the financial position, results of operations and operating cash flow on a consolidated basis of the party, except that any accounting principle or practice required to be changed by the Accounting Principles Board or Financial Accounting Standards Board (or other appropriate board or committee) in order to continue as a generally accepted accounting principle or practice may be so changed.

         "Gilley Affiliates" means James R. Gilley, Sylvia Gilley, JRG Investment Company, Inc., April Trust, September Trust, October Trust, November Trust, December Trust, Nita Dry, Todd Dry, Donna Gilley, Elizabeth Gilley, W. Michael Gilley, Caroline Gilley, or any other trusts controlled by James R. Gilley.

         "Greenbriar" means Greenbriar Corporation, a Nevada corporation.

         "Greenbriar Common Stock" means Greenbriar's common stock, $0.01 par value per share.

         "Greenbriar Convertible Securities" means evidences of indebtedness, shares of stock or other securities which are convertible into or exchangeable for Additional Shares of Greenbriar Nonpreferred Stock, either immediately or upon the arrival of a specified date or the happening of a specified event.

         "Greenbriar Nonpreferred Stock" means Greenbriar Common Stock and shall also include stock of Greenbriar of any other class which is not preferred as to dividends or assets to be received upon liquidation or dissolution over any other class of stock of Greenbriar and which is not subject to redemption.

         "IRR" means compounded annual rate of return.

         "Junior Stock" has the meaning set forth in Section 2.

         "Liquidation Amount" means $10.00, plus a sum equal to all accumulated but unpaid dividends (including dividends, if any, payable pursuant to Section 8.2) and interest thereon, if any, through the date of payment thereof, per share of Series G Senior Non-Voting Preferred Stock.

         "Liquidation Value" means the Liquidation Amount with respect to all issued and outstanding Series G Senior Non-Voting Preferred Stock plus any unreimbursed costs and expenses payable to the holders of the Series G Senior Non-Voting Preferred Stock pursuant to the Purchase Agreement.

         "Lone Star" means Lone Star Opportunity Fund, L.P., a Delaware limited partnership.

         "Mandatory Conversion Date" means the earlier of (i) the third anniversary of the date of issuance of the Series G Senior Non-Voting Preferred Stock or (ii) the date of a Sale of Greenbriar.

         "Permitted Combination" means (i) a Sale of Greenbriar, (ii) an acquisition by Greenbriar in the ordinary course of its business as described in the 1996 Form 10-K, or (iii) where there is a Special Asset Sale Trigger.

         "Permitted Holders" means James R. Gilley and his Affiliates.

         "Permitted Investments" shall mean (a) marketable direct obligations issued or unconditionally guaranteed by the United States government or issued by an agency or instrumentality thereof and backed by the full faith and credit of the United States of America, in each case maturing within 180 days after the date of acquisition thereof; (b) marketable direct obligations issued by any state of the United States of America or any political subdivision of any such state or any public instrumentality thereof maturing within 180 days after the date of acquisition thereof and, at the time of acquisition, having a rating of "a" or higher from Standard & Poor's Corporation ("S&P") and Moody's Investors Service, Inc. ("Moody's") and not listed in Credit Watch published by S&P; (c) commercial paper maturing no more than 90 days after the date of creation thereof and, at the time of acquisition, having a rating of at least a-1 from S&P and P-1 from Moody's; (d) domestic and Eurodollar certificates of deposit or time deposits or bankers acceptances maturing within 90 days after the date of acquisition thereof issued by Escrow Agent or any commercial bank organized under the laws of the United States of America or any state thereof having a rating of "a" or higher from S&P and Moody's; and (e) money market funds having an average portfolio maturity, at the time of acquisition thereof, of not more than 90 days, which money market funds are required to invest at least 95% of their assets in instruments described in this definition.

         "Potential Default" means any event's occurrence or any circumstance's existence that would, upon any required notice, time lapse, or both, become an Event of Default.

         "Preferred Stock Representative" means a Person designated in writing by a majority of the holders of the Series G Senior Non-Voting Preferred Stock to represent such holders with respect to certain matters pursuant to this Agreement and the Purchase Agreement.

         "Purchase Agreement" means that certain Stock Purchase Agreement between Greenbriar and Lone Star Opportunity Fund, L.P., whereby the Series G Senior Non-Voting Preferred Stock is being issued, as amended from time to time in accordance with the terms thereof. A copy of the Purchase Agreement, as so amended, is maintained at the principal executive offices of Greenbriar and will be furnished, upon written request, to any holders of the Series G Senior Non-Voting Preferred Stock without charge.

         "Repurchase Notice" has the meaning set forth in Section 8.3.

         "Repurchase Promissory Note" has the meaning set forth in Section 8.5.

         "Repurchase Shares" has the meaning set forth in Section 8.4.

         "Sale of Greenbriar" means (i) a merger or consolidation in which all shares of Greenbriar Common Stock are exchanged for cash, securities of another entity, or a combination of cash and securities of another entity or (ii) a cash tender offer to purchase all of the outstanding shares of Greenbriar is made to the shareholders of Greenbriar and accepted by a majority of such shareholders.

         "Series B Junior Preferred Stock" means Greenbriar's Series B Preferred Stock, $0.10 par value per share.

         "Series D Junior Preferred Stock" means Greenbriar's Series D Preferred Stock, $0.10 par value per share.

         "Series F Senior Preferred Stock" means Greenbriar's Series F Senior Convertible Preferred Stock.

         "Series F Certificate of Designation" means Greenbriar's Certificate of Voting Powers, Designations, Preferences, and Relative, Participating, Optional or Other Special Rights of Series F Senior Convertible Preferred Stock as filed with the Secretary of State of Nevada.

         "Series G Senior Non-Voting Preferred Stock" has the meaning set forth in the preamble.

         "Special Asset Sale Trigger" means any sale, lease, sale/leaseback, assignment, transfer or other disposition of assets, which when aggregated with all sales, leases, sale/leasebacks, assignments, transfers or other dispositions of assets in one or more independent or related transactions from the later of the date hereof or the date of the last Special Asset Sale Trigger, (i) have a total aggregate consideration received for such dispositions in excess of $25 million of cash, indebtedness assumed and the present fair value of any other consideration, including, but not limited to the present fair value of any earnouts or (ii) dispose of a total aggregate number of operated properties of five. The dispositions described above specifically include, but are not limited to, sales of operating leases and management contracts and sales as a part of the Syndication Program.

         "Spin-off" means the pro rata distribution by Greenbriar of the outstanding shares of common stock of a Subsidiary to the holders of Greenbriar Common Stock to effect the spin-off of such Subsidiary.

         "Stock Option Plans" means Greenbriar's 1997 Stock Option Plan and Greenbriar's 1992 Stock Option Plan, as amended, which shall be consistent with the copies of such plans delivered to purchasers of the Series G Senior Non-Voting Preferred Stock prior to the Closing Date, as the same may be amended from time to time with the prior approval of the Preferred Stock Representative.

         "Subsidiaries" means all the corporations, partnerships, joint ventures, business trusts or other legal entities in which Greenbriar, either directly or indirectly through one or more intermediaries, owns or holds beneficial or record ownership of at least a majority of the outstanding voting shares or other equity interests. Each of the Subsidiaries is sometimes referred to herein individually as a "Subsidiary."

         "Syndication Program" means a program of selling real estate to public or private syndications consisting of partnerships, limited liability companies, or limited liability partnerships where ownership of such entities is offered to passive investors for cash and/or notes.

         "Tribunal" means any (a) local, state, territorial, federal, or foreign judicial, executive, regulatory, administrative, legislative, or governmental agency, board, bureau, commission, department, or other instrumentality, (b) private arbitration board or panel or (c) central bank.

         "Valuation Procedure" has the meaning set forth in Section 6.4(b).

         "Voting Stock" means the total voting power of all classes of capital stock then outstanding of a company and normally entitled to vote in elections of directors of such company.

         2. Ranking of the Series G Senior Non-Voting Preferred Stock.

         So long as any shares of Series G Senior Non-Voting Preferred Stock shall be outstanding, the Series G Senior Non-Voting Preferred Stock shall rank senior with respect to the rights to receive dividends and to receive assets upon liquidation, dissolution or winding up of Greenbriar to the Greenbriar Common Stock and to all other series of preferred stock or classes or series of capital stock hereafter or heretofore established by the Board of Directors of Greenbriar (collectively, the "Junior Stock"), which includes, but is not limited to, the Series B Junior Preferred Stock and the Series D Junior Preferred Stock. The Series G Senior Non-Voting Preferred Stock shall rank pari passu with respect to the rights to receive dividends and to receive assets upon liquidation, dissolution or winding up of Greenbriar to Greenbriar's Series F Senior Preferred Stock.

         3.       Dividends; Restricted Payments.

         3.1 Dividend Payment Dates. The holders of Series G Senior Non-Voting Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors of Greenbriar out of funds legally available for that purpose, a quarterly dividend of $0.15 per share payable in cash on the last Business Day of March, June, September and December of each year commencing on March 31, 1998, which payment shall include pro rated daily dividends from the date of original issue of the Series G Senior Non-Voting Preferred Stock. Dividends on the Series G Senior Non-Voting Preferred Stock shall be cumulative from the date of original issue of the Series G Senior Non-Voting Preferred Stock, whether or not at the time such dividend shall accrue or become due there shall be funds legally available for the payment of dividends. All accrued and unpaid dividends, whether or not earned or declared, shall bear interest from the respective payment date until paid at an annual rate of 12% per annum.

         3.2 Record Date. The Board of Directors shall fix a record date for the determination of holders of the Series G Senior Non-Voting Preferred Stock entitled to receive payment of a dividend declared thereon (including dividends, if any, payable pursuant to Section 8.2), which record date shall be not more than sixty (60) days prior to the date fixed for the payment thereof.

         3.3 Restricted Payments. Unless full cumulative dividends on the Series G Senior Non-Voting Preferred Stock have been paid (including dividends, if any, payable pursuant to Section 8.2), no dividends or other distributions shall be declared or paid or set apart for payment upon any Junior Stock nor shall any Junior Stock be redeemed, purchased or otherwise acquired by Greenbriar (other than upon conversion under the terms of said Junior Stock for consideration consisting solely of shares of Greenbriar Common Stock) for any consideration (or any payment made to or available for a sinking fund for the redemption of any shares of such stock) by Greenbriar.

         4.       Liquidation Rights.

         Upon any liquidation, dissolution or winding up of the affairs of Greenbriar, no distribution shall be made or declared or set apart for payment to the holders of any Junior Stock unless, prior to the first such distribution, the holders of the Series G Senior NonVoting Preferred Stock shall have received the Liquidation Value. If the assets distributable in any such event to the holders of the Series G Senior Non-Voting Preferred Stock are insufficient to permit the payment to such holders of the full preferential amounts to which they may be entitled, such assets shall be distributed ratably among the holders of the Series G Senior Non-Voting Preferred Stock in proportion to the full preferential amount each such holder would otherwise be entitled to receive.

         5. Voting Rights of Series G Senior Non-Voting Preferred Stock.

         5.1 No Voting Rights in Electing Directors. The holders of the Series G Senior Non-Voting Preferred Stock shall have no rights to vote in the election of the Board of Directors of Greenbriar.

         5.2 Class Voting Rights. So long as any shares of Series G Senior Non-Voting Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or by the Articles of Incorporation of Greenbriar, the approval of the holders of Series G Senior Non-Voting Preferred Stock, acting as a single class, shall be necessary for effecting or validating:

                  (i) Any amendment, alteration or repeal of any of the provisions of the Articles of Incorporation or the Bylaws of Greenbriar; including, but not limited to, any amendment, alteration, repeal or filing of any Certificate of Designation of Greenbriar or any resolution of the Board of Directors of Greenbriar filed with the Office of the Secretary of State of Nevada;

                  (ii) The authorization, creation or issuance of, or the increase in the authorized amount of, any shares of capital stock of any class or series or any security convertible into shares of any class or series of any security ranking prior to or on a parity with the shares of Series G Senior Non-Voting Preferred Stock in the payment of dividends or in the distribution of assets on any liquidation, dissolution, or winding up of Greenbriar;

                  (iii) The merger or  consolidation  of Greenbriar with or into
         any  other  corporation  or  other  entity,   other  than  a  Permitted
         Combination;

                  (iv) Any reorganization, restructuring, recapitalization or other similar transaction of Greenbriar; other than a Permitted Combination; or

                  (v)  Any Spin-off.

         With respect to any matter that requires the approval of holders of Series G Senior Non-Voting Preferred Stock acting separately as a class or any action that may be taken by the holders of Series G Senior Non-Voting Preferred Stock, such approval shall be deemed to be given or such action taken by the affirmative vote of the holders of a majority of the outstanding shares of Series G Senior Non-Voting Preferred Stock, given in person or by proxy, by written consent or at the annual meeting of Greenbriar's shareholders, or a special meeting in lieu thereof, or at a special meeting of the holders of shares of Series G Senior Non-Voting Preferred Stock called for the purpose of voting on such matter or action. Upon receipt of the written request of the holders of 20% or more of the outstanding shares of Series G Senior Non-Voting Preferred Stock, the Secretary of Greenbriar shall call and give notice of a special meeting of the holders of the Series G Senior Non-Voting Preferred Stock for the purpose specified in such request, which meeting shall be held within 30 days after delivery of such request to Greenbriar at such place in the continental United States as specified in such written request; provided that the Secretary shall not be required to call such a special meeting in the case of any such request received less than 30 days before the date fixed for an annual meeting of Greenbriar's shareholders.

         6.       Conversion.

         The Series G Senior Non-Voting Preferred Stock shall be convertible as follows:

         6.1 Right of Holder to Conversion. Each share of the Series G Senior Non-Voting Preferred Stock shall be convertible, without the payment of any additional consideration by the holder thereof and at the option of the holder thereof, at any time after the earlier of (i) the second anniversary of the date of original issuance of Series G Senior Non-Voting

Preferred  Stock,  (ii) an Event of Default  under any of clauses  (ii)  through
(viii) of the definition of "Event of Default" or an Event of Default resulting from the failure of Greenbriar to comply with Sections 6.1, 6.3, 6.10, 6.19, 6.20, 6.22, 6.27-6.35 or 6.37 of the Purchase Agreement, in whole or in part,
(iii) a Special Asset Sale Trigger or (iv) a Change in Management, at the office of Greenbriar or any transfer agent for the Series G Senior NonVoting Preferred Stock, into a number of shares of Greenbriar Common Stock determined by dividing the Liquidation Value of the shares so converted by the Conversion Price, plus, in lieu of any fractional share to which such holder would otherwise be entitled, cash equal to such fraction multiplied by the Fair Market Price.

         6.2 Mechanics of Conversion by Holder. In order for any holder of the Series G Senior Non-Voting Preferred Stock to convert the same into Greenbriar Common Stock, the holder shall surrender to Greenbriar at the office of Greenbriar or of any transfer agent for the Series G Senior Non-Voting Preferred Stock, the certificate or certificates representing such Series G Senior Non-Voting Preferred Stock, accompanied by written notice to Greenbriar that the holder elects to convert all or a specified number of such shares and stating therein the holder's name or the name or names of the holder's nominees in which the holder wishes the certificate or certificates for Greenbriar Common Stock to be issued or transferred. Greenbriar shall, as soon as practicable thereafter, deliver at such office to such holder of the Series G Senior Non-Voting
Preferred Stock, or to the holder's nominee or nominees, a certificate or certificates representing the number of shares of Greenbriar Common Stock to which the holder shall be entitled as aforesaid and, if less than the full number of shares of the Series G Senior Non-Voting Preferred Stock evidenced by such surrendered certificate or certificates being converted, a new certificate or certificates, of like tenor, for the number of shares of the Series G Senior Non-Voting Preferred Stock evidenced by such surrendered certificate less the number of such shares being converted. Any conversion made at the election of a holder of the Series G Senior Non-Voting Preferred Stock shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the Series G Senior Non-Voting Preferred Stock to be converted, and the person or persons entitled to receive the Greenbriar Common Stock issuable upon conversion shall be treated for all purposes as the record holder or holders of such Greenbriar Common Stock on such date.

         6.3 Mandatory Conversion. On the Mandatory Conversion Date, each share of the Series G Senior Non-Voting Preferred Stock must be converted into shares of Greenbriar Common Stock based upon the conversion provisions herein and subject to any adjustments as provided in this Agreement.

         6.4 Adjustments to Conversion Price for Diluting Issues or Other
Transactions:

                  (a) Stock Dividends, Subdivisions and Combinations. In case at any time or from time to time Greenbriar shall:

                           (1) take a record of the  holders  of its  Greenbriar
                  Nonpreferred Stock for the purpose of entitling them to receive a dividend payable in, or other distribution of, Greenbriar Nonpreferred Stock;

                           (2)  subdivide its  outstanding  shares of Greenbriar
                  Nonpreferred   Stock  into  a  larger   number  of  shares  of
                  Greenbriar Nonpreferred Stock; or

                           (3)  combine  its  outstanding  shares of  Greenbriar
                  Nonpreferred   Stock  into  a  smaller  number  of  shares  of
                  Greenbriar Nonpreferred Stock;

         then the Conversion Price in effect immediately after the happening of any such event shall be proportionately decreased, in case of the happening of events described in subparagraphs (1) or (2) above, or proportionately increased, in case of the happening of events described in subparagraph (3) above.

                  (b) Certain Other Dividends and Distributions. In case at any time or from time to time Greenbriar shall take a record of the holders of its Greenbriar Nonpreferred Stock for the purpose of entitling them to receive any dividend or other distribution of:

                           (1) cash, to the extent, but only to the extent, that
                  such distribution together with all such dividends paid or declared after the date hereof, does not exceed the consolidated net income, net of consolidated net losses, of Greenbriar and its consolidated subsidiaries earned subsequent to the date hereof determined in accordance with GAAP;

                           (2) any  evidence  of its  indebtedness  (other  than
                  Greenbriar Convertible Securities), any shares of its stock (other than Additional Shares of Greenbriar Nonpreferred
                  Stock) or any other securities or property of any nature whatsoever (other than cash and other than Greenbriar
                  Convertible Securities or Additional Shares of Greenbriar Nonpreferred Stock); or

                           (3) any warrants or other rights to subscribe  for or
                  purchase any evidences of its indebtedness (other than Greenbriar Convertible Securities), any shares of its stock (other than Additional Shares of Greenbriar Nonpreferred
                  Stock) or any other securities or property of any nature whatsoever (other than cash and other than Greenbriar
                  Convertible Securities or Additional Shares of Greenbriar Nonpreferred Stock);

         then the Conversion Price in effect shall be adjusted to that number determined by multiplying the Conversion Price then in effect by a fraction (x) the numerator of which shall be the Fair Market Price per share of Greenbriar Common Stock immediately prior to the date of taking such record minus the portion applicable to one share of Greenbriar Common Stock of any such cash so distributable and of the fair value of any and all such evidences of indebtedness, shares of stock, other securities or property, or warrants or other subscription or purchase rights so distributable and (y) the denominator of which shall be the Fair Market Price per share of Greenbriar Common Stock immediately prior to the date of taking such record. The fair value of any and all such evidences of indebtedness, shares of stock, other securities or property, or warrants or other subscription or purchase rights, shall be determined pursuant to the Valuation Procedure. The "Valuation Procedure" is a determination of fair value of any property made in good faith by the Board of Directors of Greenbriar; provided that, if the Preferred Stock Representative objects to such determination within 10 days of receipt of written notification thereof, then the fair value of such property shall be determined in good faith by a recognized national investment bank selected by unanimous vote or consent of the Board of Directors of Greenbriar, which investment bank is not reasonably objected to by the

         Preferred Stock Representative. The fees and expenses of such investment bank shall be paid by one-half by Greenbriar and one-half by the holders of the Series G Senior Non-Voting Preferred Stock. A reclassification of the Greenbriar Nonpreferred Stock into shares of Greenbriar Nonpreferred Stock and shares of any other class of stock shall be deemed a distribution by Greenbriar to the holders of its Greenbriar Nonpreferred Stock of such shares of such other class of stock within the meaning of this Section 6.4(b) and, if the outstanding shares of Greenbriar Nonpreferred Stock shall be changed into a larger or smaller number of shares of Greenbriar Nonpreferred Stock as a part of such reclassification, shall be deemed a subdivision or combination, as the case may be, of the outstanding shares of Greenbriar Nonpreferred Stock within the meaning of Section 6.4(a).

                  (c) Issuance of Additional Shares of Greenbriar Nonpreferred Stock. In case at any time or from time to time after the Closing Date, Greenbriar shall (except as hereinafter provided) issue, whether in connection with the merger of a corporation into Greenbriar or otherwise, any Additional Shares of Greenbriar Nonpreferred Stock for a consideration per share less than either the Conversion Price or the Fair Market Price per share of Greenbriar Common Stock on the Computation Date, then the Conversion Price shall be adjusted to the lower of either:

                           (1) that number determined by multiplying the Conversion Price in effect immediately prior to such adjustment by a fraction (x) the numerator of which shall be the number of shares of Greenbriar Nonpreferred Stock, plus the number of shares of Greenbriar Nonpreferred Stock which the aggregate consideration for the total number of such Additional Shares of Greenbriar Nonpreferred Stock so issued would purchase at the greater of the Conversion Price or the Fair Market Price per share of Greenbriar Common Stock and (y) the denominator of which shall be the number of shares of Greenbriar Nonpreferred Stock plus the number of such Additional Shares of Greenbriar Nonpreferred Stock so issued; or

                           (2) the  value of the  consideration  per  share  for
                  which such Additional Shares of Greenbriar Nonpreferred Stock were issued (or, in the case of adjustments under Sections 6.4(d) or 6.4(e), are issuable).

         No adjustment of the Conversion Price shall be made under this Section 6.4(c) upon the issuance of any Additional Shares of Greenbriar Nonpreferred Stock which are issued pursuant to the exercise of any warrants or other subscription or purchase rights or pursuant to the exercise of any conversion or exchange rights in any Greenbriar Convertible Securities, if any such adjustment shall previously have been made upon the issuance of such warrants or other rights or upon the issuance of such Greenbriar Convertible Securities (or upon the issuance of any warrant or other rights therefor) pursuant to Section 6.4(d) or 6.4(e).

                  (d) Issuance of Warrants, Options or Other Rights. In case at any time or from time to time after the Closing Date, Greenbriar shall take a record of the holders of its Greenbriar Nonpreferred Stock for the purpose of entitling them to receive a distribution of, or shall otherwise issue, any warrants, options or other rights to subscribe for or purchase any Additional Shares of Greenbriar Nonpreferred Stock or any Greenbriar Convertible Securities and the consideration per share for which

         Additional Shares of Greenbriar Nonpreferred Stock may at any time thereafter be issuable pursuant to such warrants, options or other rights or pursuant to the terms of such Greenbriar Convertible Securities shall be less than either the Conversion Price or the Fair Market Price per share of Greenbriar Common Stock on the Computation Date, then the Conversion Price shall be adjusted as provided in
         Section 6.4(c). Such adjustment shall be made on the basis that (i) the maximum number of Additional Shares of Greenbriar Nonpreferred Stock issuable pursuant to all such warrants, options or other rights or necessary to effect the conversion or exchange of all such Greenbriar Convertible Securities shall be deemed to have been issued as of the Computation Date, and (ii) the aggregate consideration for such maximum number of Additional Shares of Greenbriar Nonpreferred Stock shall be deemed to be the minimum consideration received and receivable by Greenbriar for the issuance of such Additional Shares of Greenbriar Nonpreferred Stock pursuant to such warrants, options or other rights or pursuant to the terms of such Greenbriar Convertible Securities.

                  (e) Issuance of Greenbriar Convertible Securities. In case at any time or from time to time after the Closing Date, Greenbriar shall take a record of the holders of its Greenbriar Nonpreferred Stock for the purpose of entitling them to receive a distribution of, or shall otherwise issue, any Greenbriar Convertible Securities and the consideration per share for which Additional Shares of Greenbriar Nonpreferred Stock may at any time thereafter be issuable pursuant to the terms of such Greenbriar Convertible Securities shall be less than either the Conversion Price or the Fair Market Price per share of Greenbriar Common Stock on the Computation Date, then the Conversion Price shall be adjusted as provided in Section 6.4(c). Such adjustments shall be made on the basis that (i) the maximum number of Additional Shares of Greenbriar Nonpreferred Stock necessary to effect the conversion or exchange of all such Greenbriar Convertible Securities shall be deemed to have been  issued as of the  Computation  Date,  and
         (ii) the aggregate consideration for such maximum number of Additional Shares of Greenbriar Nonpreferred Stock shall be deemed to be the minimum consideration received and receivable by Greenbriar for the issuance of such Additional Shares of Greenbriar Nonpreferred Stock pursuant to the terms of such Greenbriar Convertible Securities. No adjustment of the Conversion Price shall be made under this Section 6.4(e) upon the issuance of any Greenbriar Convertible Securities which are issued pursuant to the exercise of any warrants or other subscription or purchase rights therefor, if any such adjustment shall previously have been made upon the issuance of such warrants or other rights pursuant to Section 6.4(d).

                  (f) Superseding Adjustment of Conversion Price. If, at any time after any adjustment of the Conversion Price shall have been made pursuant to the foregoing Section 6.4(d) or 6.4(e) on the basis of the issuance of warrants or other rights or the issuance of other Greenbriar Convertible Securities, or after any new adjustment of the Conversion Price shall have been made pursuant to this Section 6.4(f):

                           (1) all of such  warrants,  options  or rights or the
                  right of conversion or exchange in such other Greenbriar Convertible Securities shall expire, and none of such warrants, options or rights, or the right of conversion or exchange in respect of such other Greenbriar Convertible Securities, as the case may be, shall have been exercised; or

                           (2) the consideration per share, for which Additional
                  Shares of Greenbriar Nonpreferred Stock are issuable pursuant to all of such warrants, options or rights or the terms of all of such other Greenbriar Convertible Securities, shall be increased solely by virtue of provisions therein contained for an automatic increase in such consideration per share upon the arrival of a specified date or the happening of a specified event, and none of such warrants, options or rights, or the right of conversion or exchange in respect of such other Greenbriar Convertible Securities, as the case may be, shall have been exercised;

         such previous adjustment shall be rescinded and annulled and the Additional Shares of Greenbriar Nonpreferred Stock which were deemed to have been issued by virtue of the computation made in connection with the adjustment so rescinded and annulled shall no longer be deemed to have been issued by virtue of such computation. Thereupon, a recomputation shall be made of the effect of such warrants, rights or options or other Greenbriar Convertible Securities on the basis of treating any such warrants, options or rights or any such other Greenbriar Convertible Securities which then remain outstanding as having been granted or issued immediately after the time of such increase of the consideration per share for such Additional Shares of Greenbriar Nonpreferred Stock are issuable under such warrants or rights or other Greenbriar Convertible Securities; and, if and to the extent called for by the foregoing provisions of this Section 6.4 on the basis aforesaid, a new adjustment of the Conversion Price shall be made, which new adjustment shall supersede the previous adjustment so rescinded and annulled.

                  (g) Other Provisions Applicable to Adjustments Under this Section. The following provisions shall be applicable to the making of adjustments of the Conversion Price hereinbefore provided for in this
         Section 6.4:

                           (1) Treasury Stock. The sale or other  disposition of
                  any issued shares of Greenbriar Nonpreferred Stock owned or held by or for the account of Greenbriar shall be deemed an issuance thereof for purposes of this Section 6.4.

                           (2) Computation of Consideration.  To the extent that
                  any Additional Shares of Greenbriar Nonpreferred Stock or any Greenbriar Convertible Securities or any warrants, options or other rights to subscribe for or purchase any Additional Shares of Greenbriar Nonpreferred Stock or any Greenbriar Convertible Securities shall be issued solely for cash consideration, the consideration received by Greenbriar therefor shall be deemed to be the amount of cash received by Greenbriar therefor, or, if such Additional Shares of
                  Greenbriar Nonpreferred Stock or Greenbriar Convertible Securities are offered by Greenbriar for subscription, the subscription price, or, if such Additional Shares of Greenbriar Nonpreferred Stock or Greenbriar Convertible Securities are sold to underwriters or dealers for public offering without a subscription offering, the initial public offering price, in any such case excluding any amounts paid or receivable for accrued interest or accrued dividends and without deduction of any compensation, discounts or expenses paid or incurred by Greenbriar for and in the underwriting of, or otherwise in connection with, the issue thereof. The consideration for any Additional Shares of Greenbriar Nonpreferred Stock issuable pursuant to any warrants, options or other rights to subscribe for or purchase the same shall be the consideration received or receivable by Greenbriar for issuing such warrant, options or other rights, plus the additional consideration payable to Greenbriar upon the exercise of such warrants, options or other rights. The consideration for any Additional Shares of Greenbriar Nonpreferred Stock issuable pursuant to the terms of any Greenbriar Convertible Securities shall be the consideration received or receivable by Greenbriar for issuing any warrants or other rights to subscribe for or purchase such Greenbriar Convertible Securities, plus the consideration paid or payable to Greenbriar in respect of the subscription for or purchase of such Greenbriar Convertible Securities, plus the additional consideration, if any, payable to Greenbriar upon the exercise of the right of conversion or exchange in such Greenbriar Convertible Securities. To the extent that any issuance shall be for a consideration other than solely for cash, then, except as herein otherwise expressly provided, the amount of such consideration shall be deemed to be the fair value of such consideration at the time of such issuance as determined pursuant to the Valuation Procedure.

                           (3) When Adjustments to be made. The adjustments required by the preceding subsections of this Section 6.4 shall be made whenever and as often as any specified event requiring an adjustment shall occur, except that no adjustment of the Conversion Price that would otherwise be required shall be made (except in the case of a subdivision or combination of shares of the Greenbriar Nonpreferred Stock as provided for in
                  Section 6.4(a)) unless and until such adjustment, either by itself or with other adjustments not previously made, adds or subtracts at least $0.05 to the Conversion Price, as determined in good faith by the Board of Directors of Greenbriar. Any adjustment representing a change of less than such minimum amount shall be carried forward and made as soon as such adjustment, together with other adjustments required by this Section 6.4 and not previously made, would result in a minimum adjustment. For the purpose of any adjustment, any specified event shall be deemed to have occurred at the close of business on the date of its occurrence.

                           (4) Fractional  Interests.  In computing  adjustments
                  under this Section 6.4, fractional interests in Greenbriar Nonpreferred Stock shall be taken into account to the nearest one-thousandth of a share.

                           (5) When Adjustment Not Required. If Greenbriar shall
                  take a record of the holders of its Greenbriar Nonpreferred Stock for the purpose of entitling them to receive a dividend or distribution or subscription or purchase rights and shall, thereafter and before the distribution thereof to shareholders, legally abandon its plan to pay or deliver such dividend, distribution, subscription or purchase rights, then thereafter no adjustment shall be required by reason of the taking of such record and any such adjustment previously made in respect thereof shall be rescinded and annulled.

                  (h) Merger,  Consolidation  or Disposition of Assets.  In case
         Greenbriar shall merge or consolidate into another corporation, or shall sell, transfer or otherwise dispose of all or substantially all of its property, assets or business to another corporation, except where there is a Special Asset Sale Trigger, and pursuant to the terms of such merger, consolidation or disposition, shares of common stock of the successor or acquiring corporation are to be received by or distributed to the holders of
         Greenbriar Nonpreferred Stock, then each holder of a share of the Series G Senior Non-Voting Preferred Stock shall have the right thereafter to receive, upon exercise of such share of the Series G Senior Non-Voting Preferred Stock, shares of common stock each comprising the number of shares of common stock of the successor or acquiring corporation receivable upon or as a result of such merger, consolidation or disposition of assets by a holder of the number of shares of Greenbriar Common Stock into which one share of the Series G Senior Non-Voting Preferred Stock could be converted immediately prior to such event. If, pursuant to the terms of such merger, consolidation or disposition of assets, any cash, shares of stock or other securities or property of any nature whatsoever (including warrants or other subscription or purchase rights) are to be received by or distributed to the holders of Greenbriar Nonpreferred Stock in addition to common stock of the successor or acquiring corporation, then the Conversion Price in effect shall be adjusted to that number determined by multiplying the Conversion Price then in effect by a fraction (x) the numerator of which shall be the Fair Market Price per share of Greenbriar Common Stock immediately prior to the closing of such merger, consolidation or disposition minus the portion applicable to one share of Greenbriar Common Stock of any such cash so distributable and of the fair value of any such shares of stock or other securities or property so received or distributed and (y) the denominator of which shall be the Fair Market Price per share of Greenbriar Common Stock immediately prior to the closing of such merger, consolidation or disposition. The fair value of any such shares of stock or other securities or property shall be determined pursuant to the Valuation Procedure. In case of any such merger, consolidation or disposition of assets, the successor acquiring corporation shall expressly assume the due and punctual observance and performance of each and every covenant and condition hereof to be performed and observed by Greenbriar and all of the obligations and liabilities hereunder, subject to such modification as shall be necessary to provide for adjustments to the Conversion Price which shall be as nearly equivalent as practicable to the adjustments provided for in this Section 6.4. For the purposes of this Section 6.4(h), "common stock of the successor or acquiring corporation" shall include stock of such corporation of any class, which is not preferred as to dividends or assets over any other class of stock of such corporation and which is not subject to redemption, and shall also include any evidences of indebtedness, shares of stock or other securities which are convertible into or exchangeable for any such stock, either immediately or upon the arrival of a specified date or the happening of a specified event, and any warrants or other rights to subscribe for or purchase any such stock. The foregoing provisions of this Section 6.4(h) shall similarly apply to successive mergers, consolidations or dispositions of assets.

                  (i) Purchases or Redemptions. In case at any time or from time to time after the Closing Date, Greenbriar shall (except as hereinafter provided) purchase or redeem any Greenbriar Common Stock, warrants, options or other rights to subscribe for, purchase, convert into or exchange for Greenbriar Common Stock for a consideration per share greater than the Fair Market Price per share of Greenbriar Common Stock on the Computation Date, then the Conversion Price shall be adjusted to the lower of either:

                           (1) that number determined by multiplying the Conversion Price in effect immediately prior to such adjustment by a fraction (x) the numerator of which shall be the number of shares of Greenbriar Common Stock plus the number of such shares or share equivalents of Greenbriar Common Stock, warrants, options or other rights to subscribe for, purchase, convert into or exchange for Greenbriar Common Stock so purchased or redeemed and (y) the denominator of which shall be the number of shares of Greenbriar Common Stock, plus the number of shares or share equivalents of Greenbriar Common Stock which the aggregate consideration for the total number of such Greenbriar Common Stock, warrants, options or other rights to subscribe for, purchase, convert into or exchange for Greenbriar Common Stock so purchased or redeemed would purchase at the Fair Market Price per share of Greenbriar Common Stock; or

                           (2) the  value of the  consideration  per  share  for
                  which such Greenbriar Common Stock, warrants, options or other rights to subscribe for, purchase, convert into or exchange for Greenbriar Common Stock were purchased or redeemed.

         No adjustment of the Conversion Price shall be made under this Section 6.4(c) upon the issuance of any Additional Shares of Greenbriar Nonpreferred Stock which are issued pursuant to the exercise of any warrants or other subscription or purchase rights or pursuant to the exercise of any conversion or exchange rights in any Greenbriar Convertible Securities, if any such adjustment shall previously have been made upon the issuance of such warrants or other rights or upon the issuance of such Greenbriar Convertible Securities (or upon the issuance of any warrant or other rights therefor) pursuant to Section 6.4(d) or 6.4(e).

                  (j) Other Action Affecting Greenbriar Nonpreferred Stock. In case at any time or from time to time Greenbriar shall take any action affecting its Greenbriar Nonpreferred Stock, other than an action described in any of the foregoing Sections 6.4(a) through (i), inclusive, then, unless in the opinion of the Board of Directors such action will not have a materially adverse effect upon the rights of the holders of the Series G Senior Non-Voting Preferred Stock, the Conversion Price shall be adjusted in such manner and at such time as the Board of Directors may in good faith determine to be equitable in the circumstances.

         6.5 No Impairment. Other than in connection with the amendment of its Articles of Incorporation approved by the requisite number of stockholders, Greenbriar will not, through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid the observance or performance of any of the terms to be observed or performed hereunder by Greenbriar but will at all times in good faith assist in the carrying out of all the provisions of this Section 6 and in the taking of all such action as may be necessary or appropriate in order to protect the conversion rights of the holders of the Series G Senior Non-Voting Preferred Stock against impairment. Without limiting the generality of the foregoing, Greenbriar (i) will not permit the par value of any shares of stock at the time receivable upon the conversion of the Series G Senior NonVoting Preferred Stock to exceed the Conversion Price then in effect, (ii) will take all such action as may be necessary or appropriate in order that Greenbriar may validly and legally deliver fully paid nonassessable shares of stock on the conversion of the Series G Senior NonVoting Preferred Stock, and (iii) will not issue any Additional Shares of Greenbriar Nonpreferred Stock or Greenbriar Convertible Securities or take any action which results in any adjustment of the Conversion Price if the total number of shares of Greenbriar Common Stock required to be delivered after such issuance or action upon the conversion of all the then outstanding shares of Series G Senior Non-Voting Preferred Stock will exceed the number of shares of Greenbriar Common Stock and available for the purpose of delivery upon such conversion.

         6.6 Certificate as to Adjustments. Upon the occurrence of each adjustment or readjustment of the Conversion Price pursuant to this Section 6, Greenbriar at Greenbriar's expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and furnish to the Preferred Stock Representative a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based, including a statement of (i) the consideration received or to be received by Greenbriar for any Additional Shares of Greenbriar Nonpreferred Stock issued or sold or deemed to have been issued, (ii) the number of shares of Greenbriar Nonpreferred Stock outstanding or deemed to be outstanding, and (iii) the Conversion Price in effect immediately prior to such issue or sale and as adjusted and readjusted on account thereof, showing how it was calculated.
Greenbriar shall, upon the written request at any reasonable time of the Preferred Stock Representative, furnish or cause to be furnished to such holder a like certificate setting forth (i) the Conversion Price at the time in effect, showing how it was calculated, and (ii) the number of shares of Greenbriar Common Stock and the amount, if any, of other property which at the time would be received upon the conversion of the Series G Senior Non-Voting Preferred Stock.

         6.7 Notices of Record Date. In the event of any taking by Greenbriar of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution, or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, Greenbriar shall mail to each holder of the Series G Senior Non-Voting Preferred Stock at least 10 days prior to the date specified therein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend or distribution.

         7.       Covenants of Greenbriar.

         Without   the   prior   written   consent   of  the   Preferred   Stock
Representative, Greenbriar shall comply with each of the following covenants.

         7.1 Greenbriar Common Stock. Greenbriar shall at all times reserve and keep available enough shares of Greenbriar Common Stock to effect the conversion of the Series G Senior Non-Voting Preferred Stock, subject to (i) appropriate adjustments in connection with a stock split or other similar events and (ii) a reduction by the number of shares of Greenbriar Common Stock that have previously been delivered upon conversion of Series G Senior Non-Voting Preferred Stock; all of such shares of Greenbriar Common Stock which are issuable to the holders of the Series G Senior Non-Voting Preferred Stock by way of conversion, will be when issued, duly authorized and validly issued, fully paid and nonassessable, and free from all taxes, liens and charges.

         7.2 Cash Reserves after a Special Asset Sale Trigger. Commencing on the date nine months after the date of a Special Asset Sale Trigger, Greenbriar shall, at all times, maintain cash or Permitted Investments in excess of the sum of (i) the current Liquidation Value of the Series F Senior Preferred Stock and
(ii) the current Liquidation Value (as defined in the Series G Certificate of Designation) of the Series G Senior Non-Voting Preferred Stock.

         8.       Events of Default.

         8.1 Notice of Event of Default. Upon an Event of Default or Potential Default, Greenbriar shall provide written notice of such Event of Default or Potential Default, including the date on which such event first occurred, to the Preferred Stock Representative within 10 days after the occurrence of such event. Any Event of Default or Potential Default may be waived in writing by the Preferred Stock Representative at any time, in which case Sections 8.2 through
8.4 shall not apply with respect to such Event of Default or Potential Default; provided, however, that no such waiver of an Event of Default or Potential Default shall be deemed to be a waiver of any other Event of Default or Potential Default.

         8.2 Dividends During Event of Default. Upon the occurrence and during the continuance of an Event of Default resulting from (i) the failure of Greenbriar to comply with any of the covenants contained in Sections 6.1, 6.3, 6.8, 6.10, 6.19, 6.20, 6.22, 6.24, 6.27-6.35 of the Purchase Agreement or (ii)
any of the events specified in clauses (ii) through (viii) of the definition of "Event of Default," the holders of outstanding shares of Series G Senior NonVoting Preferred Stock shall be entitled to receive, in addition to all other dividends payable hereunder to holders of shares of Series G Senior Non-Voting Preferred Stock and when, as and if declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends accruing from the date of the Event of Default (the "Default Date") in an amount per share per annum equal to $1.20 per share, payable quarterly on the last Business Day of March, June, September and December of each year. Dividends on the Series G Senior Non-Voting Preferred Stock shall accrue (whether or not declared) on a daily basis and shall be cumulative
(whether or not in any Dividend Period there shall be funds of Greenbriar legally available for the payment of such dividends). The first dividend shall accrue from the Default Date through the last Business Day of the first calendar quarter to end after the Default Date, and subsequent dividends shall accrue on a daily basis during the dividend period for which they are payable.

         8.3 Put Option. Upon the occurrence of an Event of Default resulting from (i) the failure of Greenbriar to comply with any of the covenants contained in Sections 6.1, 6.3, 6.10, 6.19, 6.20, 6.22, 6.27-6.35 of the Purchase
Agreement or (ii) any of the events specified in clauses (iii) through (viii) of the definition of "Event of Default," each holder of shares of Series G Senior Non-Voting Preferred Stock shall have the right, by written notice to Greenbriar (the "Repurchase Notice") within 90 days after the occurrence of the Event of Default, to require that Greenbriar repurchase, out of funds legally available therefor, any or all of such holder's shares of Series G Senior Non-Voting Preferred Stock for an amount in cash equal to 120% of the Liquidation Value of the shares of Series G Senior Non-Voting Preferred Stock to be repurchased as of the date of the holder's Repurchase Notice. Any Repurchase Notice shall be accompanied by duly endorsed certificates representing the shares of Series G Senior Non-Voting Preferred Stock to be repurchased. Upon receipt of a Repurchase Notice, Greenbriar shall make payment in cash of the appropriate amount to the holder requiring repurchase with five Business Days of the date such Repurchase Notice is received, unless prior to such payment, Greenbriar receives written notice from such holder that such holder is withdrawing its requirement of the repurchase of its shares of Series G Senior Non-Voting Preferred Stock.

         8.4 Special Asset Sale Trigger. Upon a Special Asset Sale Trigger, each holder of shares of Series G Senior Non-Voting Preferred Stock shall have the right, by written notice to Greenbriar (the "Asset Sale Repurchase Notice") within nine months after written notice to the Preferred Stock Representative of the occurrence of a Special Asset Sale Trigger, to require that Greenbriar repurchase, out of funds legally available therefor, a specified number of such holder's shares (the "Repurchase Shares") of Series G Senior Non-Voting Preferred Stock. The Repurchase Shares may be all or any portion of such holder's total shares of Series G Senior Non-Voting Preferred Stock. The Repurchase Shares shall be repurchased by Greenbriar for an amount in cash equal to the aggregate Liquidation Value of the Repurchase Shares plus the greater of:
(i) 20% of the aggregate Liquidation Value of the Repurchase Shares or (ii) a 20% IRR on the aggregate Liquidation Value of the Repurchase Shares, in each case, as of the date of the holder's Asset Sale Repurchase Notice. Any Asset Sale Repurchase Notice shall be accompanied by duly endorsed certificates representing the Repurchase Shares. Upon receipt of a Asset Sale Repurchase Notice, Greenbriar shall make payment in cash of the appropriate amount to the holder requiring repurchase with five Business Days of the date such Asset Sale Repurchase Notice is received, unless prior to such payment, Greenbriar receives written notice from such holder that such holder is withdrawing its requirement of the repurchase of the Repurchase Shares.

         8.5 Change in Management. If at any time after the date hereof, (i) James R. Gilley is not serving as Chairman of the Board of Directors of Greenbriar for any reason and (ii) the Preferred Stock Representative has proposed one or more candidates for Mr. Gilley's replacement that is willing to serve regardless of whether or not any of such candidate(s) are acceptable to Greenbriar, unless within 15 days of the date Mr. Gilley ceases to serve as Chairman Mr. Gilley's replacement as Chairman is mutually agreed upon by Greenbriar and the Preferred Stock Representative, there shall have occurred a "Change in Management" which shall give to each holder of shares of Series G Senior Non-Voting Preferred Stock the right, by written notice to Greenbriar (the "Change in Management Repurchase Notice") within 90 days after the occurrence of the Change in Management, to require that Greenbriar repurchase, out of funds legally available therefor, a specified number of such holder's shares (the "Change in Management Repurchase Shares") of Series G Senior Non-Voting Preferred Stock. The Change in Management Repurchase Shares may be all or any portion of such holder's total shares of Series G Senior Non-Voting Preferred Stock. The Change in Management Repurchase Shares shall be repurchased by Greenbriar for an amount in cash equal to the aggregate Liquidation Value of the Change in Management Repurchase Shares plus the greater of: (i) 20% of the aggregate Liquidation Value of the Change in Management Repurchase Shares or
(ii) a 20% IRR on the aggregate Liquidation Value of the Change in Management Repurchase Shares, in each case, as of the date of the holder's Change in Management Repurchase Notice. Any Change in Management Repurchase Notice shall be accompanied by duly endorsed certificates representing the Change in Management Repurchase Shares which shall be free and clear of all claims, liens and encumbrances. Upon receipt of a Change in Management Repurchase Notice, Greenbriar shall execute a full recourse promissory note for the appropriate amount to the holder requiring repurchase (the "Repurchase Promissory Note") within five Business Days of the date such Change in Management Repurchase Notice is received, unless prior to such payment, Greenbriar receives written notice from such holder that such holder is withdrawing its requirement of the repurchase of the Change in Management Repurchase Shares. The Repurchase Promissory Note shall be (a) in a form agreed to by Greenbriar and the initial purchaser of the Series G Senior Non-Voting Preferred Stock, (b) for a term of one (1) year from the date of the Change in Management Repurchase Notice, with 50% of the principal together with all accrued interest due six (6) months from the date of the Change in Management Repurchase Notice, (c) shall bear interest at the lower of eighteen percent (18%) or the highest rate allowed by law, and
(d) shall be secured by the highest available lien on all of the property and assets of Greenbriar and the Subsidiaries reasonably sufficient to secure such holders right of repayment, including all ownership interests of all subsidiaries of Greenbriar, except where such lien (i) is in violation of its certificate of incorporation, articles of incorporation or bylaws of Greenbriar or any of the Subsidiaries; (ii) would create a default in the performance of any obligation, agreement or condition contained in any license, contract, indenture, mortgage, installment sale agreement, lease, deed of trust, voting trust agreement, stockholders' agreement, note, loan, credit agreement, purchase order, agreement or instrument evidencing an obligation for borrowed money or other agreement or instrument to which Greenbriar or any of the Subsidiaries is a party or by which Greenbriar or any of the Subsidiaries may be bound or to which the property or assets of Greenbriar or any of the Subsidiaries is subject or affected; or (iii) would create a violation in any respect of any Law applicable to Greenbriar or any of the Subsidiaries, that would have a Material Adverse Effect. Such liens shall be of the same priority as between all holders requiring repurchase. The Repurchase Promissory Note shall be due and payable immediately if Greenbriar fails to perfect liens on property and assets of Greenbriar and the Subsidiaries reasonably sufficient to secure such holders right of repayment within ten Business Days of the date such Change in Management Repurchase Notice is received, unless prior to such delivery, Greenbriar receives written notice from such holder that such holder is withdrawing its requirement of the repurchase of its shares of Series G Senior Non-Voting Preferred Stock.

         8.6 Remedies Cumulative. In addition to the remedies stated herein, each holder of Series G Senior Non-Voting Preferred Stock will also have any other rights that such holder may be entitled to under any agreement or pursuant to applicable law.

         9.       No Reissuance.

         No shares of Series G Senior Non-Voting Preferred Stock acquired by Greenbriar by reason of redemption, purchase, conversion or otherwise shall be reissued as Series G Senior Non-Voting Preferred Stock.

EXHIBIT 2.2.4

                        REGISTRATION RIGHTS AGREEMENT


         This Registration Rights Agreement (this "Agreement") is made as of January 9, 1998, by and between Greenbriar Corporation, a Nevada corporation ("Greenbriar"), and Lone Star Opportunity Fund, L.P., a Delaware limited partnership ("Purchaser"). Greenbriar proposes to issue and sell to the Purchaser, upon the terms set forth in a Stock Purchase Agreement dated as of December 31, 1997 (the "Purchase Agreement"), 1,400,000 shares of Greenbriar's Series F Senior Convertible Preferred Stock (the "Series F Senior Preferred Stock") and 800,000 shares of Greenbriar's Series G Senior Non-Voting Convertible Preferred Stock (the "Series G Senior Non-Voting Preferred Stock"). The Series F Senior Preferred Stock and the Series G Senior Non-Voting Preferred Stock are convertible into Common Stock (as defined below) as provided in the Purchase Agreement. As an inducement to the Purchaser to enter into the Purchase Agreement and in satisfaction of a condition to the Purchaser's obligations thereunder, Greenbriar agrees with the Purchaser, for the benefit of the Purchaser and the other Holders (as defined below), as follows:

         1.       Certain Definitions.

         As used in this Agreement, the following initially capitalized terms have the following meanings:

         "Agreement" is defined in the preamble to this Agreement.

         "Commission" means the Securities and Exchange Commission or any other federal agency at the time administering the Securities Act.

         "Common Stock" means the common stock, $0.01 par value per share, of Greenbriar.

         "Exchange Act" means the Securities Exchange Act of 1934, as amended, or any similar successor federal statute and the rules and regulations thereunder, all as the same shall be in effect from time to time.

         "Greenbriar" is defined in the preamble to this Agreement.

         "Holder" means a Person owning Registrable Securities.

         "Person"  means  an  individual,   partnership,   corporation,  limited
liability company, trust or unincorporated organization, or a government or agency or political subdivision thereof.

         "Prospectus" means the prospectus included in the Registration Statement, as amended or supplemented by any prospectus supplement and by all other amendments thereto, including post-effective amendments, and all material incorporated by reference into such prospectus.

         "Purchase Agreement" is defined in the preamble to this Agreement.

         "Purchaser" is defined in the preamble to this Agreement.

         "Registrable Securities" means (i) shares of Common Stock issued or transferred pursuant to the conversion of the Series F Senior Preferred Stock and the Series G Senior Non-Voting Preferred Stock and (ii) any Common Stock issued as a dividend or other distribution with respect to or in exchange for or in replacement of the shares referenced in (i) above.

         "Registration Statement" means any registration statement under the Securities Act that is filed by Greenbriar to register sales of Registrable Securities by Holders, whether or not such registration statement also registers the issuance or sale of other securities.

         "Request Notice" means a written request, approved by Holders of not less than a majority of the outstanding Registrable Securities, that Greenbriar effect a registration of all or part of the Registrable Securities.

         "Series F Senior Preferred Stock" is defined in the preamble to this Agreement.

         "Series G Senior Non-Voting Preferred Stock" is defined in the preamble to this Agreement.

         "Securities Act" means the Securities Act of 1933, as amended, or any similar successor federal statute and the rules and regulations thereunder, all as the same shall be in effect from time to time.

         "Underwritten Offering" means a registration in which securities of Greenbriar are sold to an underwriter for re-offering to the public.

         2.       Requested Registration.

                  (a) The Holders of not less than a majority of the outstanding Registrable Securities may, at any time, issue a Request Notice to Greenbriar, requesting Greenbriar to effect registration under the Securities Act of all or any part of the Registrable Securities, for sale in the manner specified in the Request Notice, provided that such sale will have an aggregate offering price of at least $3,000,000. Greenbriar shall give written notice of the proposed registration to all other Holders within 5 business days of receipt by Greenbriar of the Request Notice. Greenbriar shall use its best efforts to include in such registration all the Registrable Securities specified by any other Holder in a written request and received by Greenbriar within 25 days after the notice to other Holders is mailed or delivered by Greenbriar.

         The Request Notice shall specify the number of shares of Registrable Securities proposed to be sold by the Holders making such demand request. Greenbriar shall file a registration statement for the registration of the Registrable Securities requested to be registered in the Request Notice as soon as practicable and in any event within 60 days after receiving the demand request (the "Required Filing Date") and shall use all commercially reasonable efforts to cause the same to be declared effective by the Commission as promptly as practicable after such filing; provided, that, subject to Section 2(d), Greenbriar need effect only two demand registrations pursuant to this Section 2.

                  (b) Greenbriar will not effect any other registration of any of its securities, whether for its own account or that of any other security holder, from the date of receipt of a Request Notice until the completion of the distribution of all securities thereunder; provided that on or after the 60th day after the effective date of a Registration Statement filed in connection with a Request Notice, Greenbriar may effect the registration of (i) debt securities by the Company only for its own account or (ii) equity securities by the Company only for its own account, which equity securities will be issued as consideration for an acquisition by the Company.

                  (c) If any of the Registrable Securities included under the Registration Statement are to be sold in an Underwritten Offering, the investment banker or investment bankers and manager or managers that will administer the offering will be selected by the Holders of 50 percent of the Registrable Securities to be registered, provided, however, that such managing underwriters shall be reasonably satisfactory to Greenbriar.

                  (d) A registration shall not count as a Demand Registration until it has become effective (unless the Requesting Holders withdraw all their Registrable Securities, in which case such demand shall count as a Demand Registration unless the Requesting Holders pay all registration expenses in connection with such withdrawn registration); provided that if, after it has become effective, an offering of Registrable Securities pursuant to a registration is interfered with by any stop order, injunction or other order or requirement of the Commission or other governmental agency or court, such registration shall be deemed not to have been effected.

                  (e)  Notwithstanding  the  foregoing,  the  provisions of this
Section 2 are subject to the terms of the existing registration rights agreements listed on and the waivers contained in Exhibit A hereto, except to the extent waived.

         3.       Piggyback Registration.

                  (a) If Greenbriar proposes at any time to register any of its securities either for its own account or the account of a security holder or holders (other than a registration relating solely to employee benefit plans, a registration on Form S-4 or a registration relating solely to a Rule 145 transaction) Greenbriar will promptly, but in no event less than 45 days prior to the initial filing with the Commission of such registration statement, give written notice to the Holders. Such notice shall specify, to the extent known, the anticipated filing date, the number of securities proposed to be registered and the general distribution arrangements. Greenbriar will use its best efforts to include in such registration and in any underwriting involved therein, all the Registrable Securities specified in a written request or requests, made by any Holder and received by Greenbriar within 30 days after the written notice from Greenbriar is mailed or delivered by Greenbriar. Such written request may specify all or a part of a Holder's Registrable Securities.

                  (b) Greenbriar may, at any time prior to the effectiveness of any such registration, abandon the proposed offering; provided, however, Greenbriar shall give written notice of such abandonment to each Holder as soon as practical, but in no event more than 20 days after the determination to abandon such registration.

                  (c) The number of Registrable Securities to be included in such registration may be reduced or eliminated if and to the extent, in the reasonable opinion of the managing underwriter of such offering, such inclusion would materially jeopardize the successful marketing of the securities proposed to sold therein. If the aggregate number of securities must be limited pursuant to this Section, the total number of securities that may be included shall be allocated first to Greenbriar or Holders initiating a request for registration under Section 2, and then pro rata among the Holders and other security holders requesting their securities of Greenbriar to be registered pursuant to similar piggy-back registration rights on the basis of the number of shares requested to be included in such registration by each Holder or other holder having similar piggy-back registration rights. If a Holder is not entitled to include all of its Registrable Securities in such registration, then such Holder may elect to withdraw its request to include any or all of its Registrable Securities in such registration.

                  (d) All Holders proposing to distribute their securities through such underwriting shall, if reasonably requested by Greenbriar or the managing underwriter in connection with such registration, (i) agree to sell such Registrable Securities on the basis provided in any underwriting arrangements entered into in connection therewith, (ii) complete and execute all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents that are required under the terms of such underwriting arrangements and (iii) promptly provide any information requested, in writing, by Greenbriar or the managing underwriter.

                  (e) If a Holder decides not to include all of its Registrable Securities in any registration pursuant to this Section, such Holder shall nevertheless continue to have the right to include any Registrable Securities in any subsequent Registration Statement(s) as may be filed by Greenbriar.

         4. Registration on Form S-3.

                  (a) Greenbriar shall use its best efforts to qualify for registration on Form S-3 or any comparable or successor form or forms. After Greenbriar has qualified for the use of Form S-3, in addition to the rights contained in the foregoing provisions of Section 2, the Holders of Registrable Securities shall have the right to request registrations on Form S-3 (such requests shall be in writing and shall state the number of shares of Registrable Securities to be disposed of and the intended methods of disposition of such shares by such Holder or Holders); provided, however, that Greenbriar shall not be obligated to effect any such registration if (i) the Holders, together with the holders of any other securities of Greenbriar entitled to inclusion in such registration, propose to sell Registrable Securities and such other securities (if any) on Form S-3 at an aggregate price to the public of less than $3,000,000 or (ii) in a given twelve-month period, Greenbriar has effected one (1) such registration in any such period.

                  (b) If a request complying with the requirements of Section 4(a) is delivered to Greenbriar, the provisions of Sections 2(b) and (c) hereof shall apply to such registration.

                  (c)  Notwithstanding  the  foregoing,  the  provisions of this
Section 4 are subject to the terms of the existing registration rights agreements listed on and the waivers contained in Exhibit A hereto, except to the extent waived.

         5.       Registration Procedures.

         In connection with any registration to permit the sale or resale of Registrable Securities pursuant to this Agreement, Greenbriar shall use its reasonable best efforts to:

                  (a) Keep such registration effective for a period of 120 days or until the Holders have completed the distribution as specified in the Request Notice, whichever first occurs; provided, however, (i) that such 120-day period shall be extended for a period of time equal to the period the Holder refrains from selling any securities included in such registration at the request of an underwriter of any securities of Greenbriar; and (ii) in the case of any registration of Registrable Securities on Form S-3 which are intended to be offered on a continuous or delayed basis, such 120-day period shall be extended, if necessary, to keep the registration statement effective until all such Registrable Securities are sold, provided that Rule 145, or any successor rule under the Securities Act, permits an offering on a continuous or delayed basis, and provided further that applicable rules under the Securities Act governing the obligation to file a post-effective amendment permit, in lieu of filing a post-effective amendment that (A) includes any Prospectus required by Section 10(a)(3) of the Securities Act or (B) reflects facts or events representing a material or fundamental change in the information set forth in the Registration Statement, the incorporation by reference of information required to be included in (A) and (B) above to be contained in periodic reports filed pursuant to
Section 13 or 15(d) of the Exchange Act in the Registration Statement;

                  (b) Furnish to each Holder, prior to the filing thereof with the Commission, a copy of the Registration Statement and each amendment thereto or each amendment or supplement to the Prospectus included therein and shall make Greenbriar's representatives available for discussion of such document and other customary due diligence matters, and shall use its best efforts to reflect in each such document, when so filed with the Commission, such comments as any Holder reasonably may propose;

                  (c) Take any and all actions as may be necessary so that (i) the Registration Statement and any amendment thereto and the Prospectus complies in all material respects with the Securities Act and the rules and regulations thereunder, (ii) the Registration Statement and any amendment thereto (in either case, other than with respect to written information furnished to Greenbriar by or on behalf of any Holder specifically for inclusion therein) does not, when it becomes effective, contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make any statement therein not misleading and (iii) the Prospectus (other than with respect to such information from Holders) does not include an untrue statement of a material fact or omit to state a material fact necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading;

                  (d) Keep the Registration Statement continuously effective and provide all requisite financial statements for the period specified in Section 5(a); and upon the occurrence of any event that would cause the Registration Statement or any amendment thereto or the Prospectus (i) to contain a material misstatement or omission or (ii) not to be effective and usable for resale of Registrable Securities during the period required by this Agreement, Greenbriar shall file promptly an appropriate amendment or supplement to the Registration Statement, in the case of clause (i), correcting any such misstatement or omission, and, in the case of either clause (i) or (ii), use its reasonable best efforts to cause such amendment to be declared effective and such Registration Statement and the related Prospectus to become usable for their intended purpose(s) as soon as practicable thereafter;

                  (e) Prepare and file with the Commission such amendments and post-effective amendments to the Registration Statement as may be necessary to keep the Registration Statement effective for the applicable period set forth in
Section 5(a); cause the Prospectus to be supplemented by any required Prospectus supplement, and as so supplemented to be filed pursuant to Rule 424 under the Securities Act, and to comply fully with the applicable provisions of Rules 424 and 430A under the Securities Act in a timely manner; and comply with the provisions of the Securities Act with respect to the disposition of all securities covered by the Registration Statement during the applicable period in accordance with the intended method or methods of distribution by the sellers thereof set forth in the Registration Statement or supplement to the Prospectus;

                  (f) As soon as practicable, advise the Holders (which advice pursuant to clauses (ii)-(iv) shall be deemed to include an instruction to suspend the use of the Prospectus until the requisite changes have been made) and, if requested by such Persons, to confirm such advice in writing:

                    i. when the Prospectus or any supplement or amendment thereto has been filed with the Commission and when the Registration Statement or any post-effective amendment thereto has become effective;

                    ii. of any request by the Commission for amendments to the Registration Statement or amendments or supplements to the Prospectus or for additional information relating thereto;

                    iii. of the  issuance  by the  Commission  of any stop order suspending the effectiveness of the Registration Statement under the Securities Act or of the suspension by any state securities commission of the qualification of the Registrable Securities for offering or sale in any jurisdiction, or the initiation of any proceeding for any of the preceding purposes; and

                    iv. of the existence of any fact or the happening of any event that makes any statement of a material fact made in the Registration Statement, the Prospectus, any amendment or supplement thereto, or any document incorporated by reference therein untrue, or that requires the making of any additions to or changes in the Registration Statement or the Prospectus so that the Registration Statement and the Prospectus do not contain an untrue statement of a material fact and do not omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading;

                  (g) If at any time the Commission shall issue any stop order suspending the effectiveness of the Registration Statement, or any state securities commission or other regulatory authority shall issue an order suspending the qualification or exemption from qualification of the Registrable Securities under state securities or blue sky laws, obtain the withdrawal or lifting of such order at the earliest possible time;

                  (h) Furnish to each Holder and each of the underwriter(s), if any, without charge, at least one copy of the Registration Statement and each post-effective amendment thereto, including all financial statements and schedules, documents incorporated by reference therein and, if the Holder so requests in writing, all exhibits (including exhibits incorporated therein by reference);

                  (i) Deliver to each Holder and each of the underwriter(s), if any, without charge, as many copies of the Prospectus (including each preliminary prospectus) included in the Registration Statement and any amendment or supplement thereto as such Persons may reasonably request; and Greenbriar consents to the use of the Prospectus by each of the selling Holders and each of the underwriter(s), if any, in connection with the offering and the sale of the Registrable Securities covered by the Prospectus or any amendment or supplement thereto;

                  (j) Prior to any public offering pursuant to the Registration Statement, register or qualify or cooperate with the Holders of Registrable Securities registered thereunder, the underwriter(s), if any, and their respective counsel in connection with the registration and qualification of such Registrable Securities under the securities or blue sky laws of such jurisdictions as such Holders or underwriters reasonably request in writing and do any and all other acts or things necessary or advisable to enable the offer and sale in such jurisdictions of such Registrable Securities; provided, however, that Greenbriar will not be required to qualify generally to do business in any jurisdiction where it is not then so qualified or to take any action that would subject it to general service of process or to taxation, other than as to matters and transactions relating to the Registration Statement, in any jurisdiction where it is not then so subject;

                  (k) Cause the Registrable Securities covered by the Registration Statement to be registered with or approved by such other governmental agencies or authorities as may be necessary to enable the seller or sellers thereof or the underwriter(s), if any, to consummate the disposition of such Registrable Securities, subject to the provision contained in Section 5(f); provided, however, that Greenbriar's obligations pursuant to this Section 5(k) shall not extend to actions necessary to enable the seller or sellers of Registrable Securities or the underwriter(s), if any, to consummate the disposition of such Registrable Securities if such actions are necessary only as a result of the status of such seller or sellers or underwriter(s) as regulated entities under any regulatory regime other than the securities laws of the United States or any state thereof;

                  (l) Unless any Registrable Securities shall be in book-entry form only, cooperate with the Holders and the underwriter(s), if any, to facilitate the timely preparation and delivery of certificates representing Registrable Securities to be sold under the

Registration Statement, free of any restrictive legends and in such denominations and registered in such names as the Holders or the underwriter(s), if any, may request in connection with the sales of Registrable Securities pursuant to the Registration Statement;

                  (m) Upon the occurrence of any event contemplated by Section 5(f)(ii)-(iv), file (and have declared effective as soon as possible) a post-effective amendment to the Registration Statement or an amendment or supplement to the Prospectus or any document incorporated by reference therein or file any other required document so that, as thereafter delivered to the purchasers of Registrable Securities, the Prospectus will not contain an untrue statement of a material fact or omit to state any material fact necessary to make the statements therein in light of the circumstances under which they were made not misleading. Each Holder of Registrable Securities registered under the Registration Statement agrees by acquisition of such Registrable Securities that, upon receipt of any notice from Greenbriar of the existence of any fact of the kind described in Section 5(f)(ii)-(iv) hereof, such Holder will forthwith discontinue disposition of Registrable Securities pursuant to the Registration Statement until such Holder receives copies of the supplemented or amended Prospectus contemplated by this Section 5(m), or until such Holder is advised in writing by Greenbriar that the use of the Prospectus may be resumed, and such Holder has received copies of any additional or supplemental filings which are incorporated by reference in the Prospectus. If so directed by Greenbriar, each Holder will deliver to Greenbriar (at Greenbriar's expense) all copies, other than permanent file copies then in such Holder's possession, of the Prospectus covering such Registrable Securities current at the time of receipt of such notice. In the event Greenbriar shall give any such notice, the time period regarding Greenbriar's obligations to maintain the effectiveness of the Registration Statement set forth in Section 5(a) hereof shall be extended by the number of days during the period from and including the date of the giving of such notice pursuant to Section 5(f) hereof to and including the date when such Holder shall have received the copies of the supplemented or amended Prospectus contemplated by this Section 5(m);

                  (n) Provide CUSIP numbers for all Registrable Securities at the time of any distribution thereof to Holders, in each case not later than the effective date of the Registration Statement, and provide a transfer agent and registrar for the Common Stock;

                  (o) Cooperate and assist in any filings required to be made with the NASD and in the performance of any due diligence investigation by any underwriter (including any "qualified independent underwriter") that is required to be retained in accordance with the rules and regulations of the NASD, and use its best efforts to cause the Registration Statement to become effective and approved by such governmental agencies or authorities as may be necessary to enable the Holders selling Registrable Securities to consummate the disposition of such securities;

                  (p) Comply with all applicable rules and regulations of the Commission, and make generally available to its security holders or otherwise provide in accordance with Section 11(a) of the Securities Act, as soon as practicable after the effective date of the Registration Statement, an earnings statement satisfying the provisions of Section 11(a) of the Securities Act;

                  (q) Request a Holder of Registrable Securities to furnish to Greenbriar such information regarding such Holder and the distribution of such Holder's securities thereunder as Greenbriar may from time to time reasonably require for inclusion in the Registration Statement and Greenbriar may exclude from such registration the Registrable Securities of any Holder that fails to furnish such information within a reasonable time after receiving such request;

                  (r) If requested by the Holders of Registrable Securities being sold in an Underwritten Offering or the underwriter(s) thereof, promptly incorporate in the Registration Statement or Prospectus, pursuant to a supplement or post-effective amendment, if necessary, such information as such Holders and underwriter(s), if any, may reasonably request to have included therein, which may include, without limitation, information relating to the plan of distribution of the Registrable Securities, information with respect to the amount of Registrable Securities being sold to such underwriter(s), the purchase price being paid therefor and with respect to any other terms of the offering of the Registrable Securities to be sold in such offering; and shall make all required filings of such Prospectus supplement or post-effective amendment as soon as practicable after Greenbriar is notified of the matters to be incorporated in such Prospectus supplement or post-effective amendment;

                  (s) Enter into such customary agreements (including an underwriting agreement in customary form, if applicable) and take all such other appropriate actions in order to expedite or facilitate the disposition of the Registrable Securities pursuant to the Registration Statement, and in connection therewith, Greenbriar shall (i) make such representations and warranties to the Holders of Registrable Securities registered thereunder and the underwriter(s), if any, in form, substance and scope as are customarily made by issuers to underwriters in primary underwritten offerings; (ii) obtain opinions of counsel to Greenbriar and updates thereof (which counsel and opinions, in form, scope and substance, shall be reasonably satisfactory to such underwriters and the Holders of a majority of the outstanding Registrable Securities being sold) addressed to each such Holder and underwriter covering such matters as are customarily covered in opinions requested in underwritten offerings and such other matters as may be reasonably requested by such Holders and underwriters;
(iii) if and to the extent permitted by Statement of Auditing Standards No. 72, obtain comfort letters and updates thereof from Greenbriar's independent certified public accountants addressed to the underwriters requesting the same, such letters to be in customary form and covering matters of the type customarily covered in comfort letters in connection with primary underwritten offerings, and affirming the matters set forth in the comfort letters delivered pursuant to the underwriting or other agreement, without exception; (iv) in connection with an Underwritten Offering only, set forth in full or incorporate by reference in the underwriting agreement the indemnification provisions and procedures of Section 8 hereof with respect to all parties to be indemnified pursuant to said Section; and (v) deliver such documents and certificates as may be reasonably requested by such Holders or underwriters to evidence compliance with Section 5(m) and with any customary conditions contained in the underwriting agreement or other agreement entered into by Greenbriar pursuant to this Section 5(s). The foregoing actions set forth in clauses (i), (ii), (iii),
(iv) and (v) of this Section 5(s) shall be performed at each closing under any underwriting or similar agreement as and to the extent required thereunder. If at any time the representations and warranties of Greenbriar contemplated in clause (i) above cease to be true and correct, Greenbriar shall so advise the Purchaser and the underwriter(s), if any, and each selling Holder promptly and, if requested by such Persons, shall confirm such advice in writing;

                  (t) Make available at reasonable times for inspection by the Holders of the Registrable Securities, any underwriter participating in any disposition pursuant to the Registration Statement, and any attorney or accountant retained by any such Holders or underwriters, all financial and other records, pertinent corporate documents and properties of Greenbriar and its subsidiaries; and cause Greenbriar's officers, directors and employees to supply all information reasonably requested by any such Holder, underwriter, attorney or accountant in connection with the Registration Statement subsequent to the filing thereof as is customary for similar due diligence examinations; provided, however, that any information that is designated in writing by Greenbriar, in good faith, as confidential at the time of delivery of such information shall be kept confidential by such Holders or any such underwriter, attorney or accountant, unless such disclosure is made in connection with a court proceeding or required by law, or such information becomes available to the public generally or through a third party without an accompanying obligation of confidentiality; and provided, further that the foregoing inspection and information gathering shall, to the greatest extent possible, be coordinated on behalf of the Holders and the other parties entitled thereto by one counsel designated by and on behalf of such Holders and other parties;

                  (u) Subject to any applicable rules thereto, cause all Common Stock included among the Registrable Securities to be listed on each securities exchange on which the Common Stock is listed;

                  (v) Provide promptly to each Holder upon request each document filed with the Commission pursuant to the requirements of Section 13 and Section 15 of the Exchange Act.

         6.       Registration Expenses.

                  (a) Greenbriar shall bear all expenses incurred in connection with the performance of or compliance with its obligations under this Agreement, including without limitation all registration filing, application and qualification fees, fees and expenses of compliance with securities or blue sky laws, printing expenses, messenger, delivery and telephone expenses and fees, and disbursements of counsel for Greenbriar, all independent certified public accountants and other persons retained by Greenbriar, all of Greenbriar's internal expenses relating to such registration (including, without limitation, all salaries and expenses of its officers and employees performing legal or accounting duties), the expense of any annual audit or quarterly review, the expense of any liability insurance and the expenses and fees for listing the securities to be registered on each securities exchange on which similar securities issued by Greenbriar are then listed.

                  (b) Each Holder will pay any discounts and commissions incurred upon the sale of securities by it under such registration.

         7. Prior Approval of Subsequent Registration Rights. From and after the date of this Agreement and until no Registrable Securities remain outstanding, without the prior written consent of the Holders, Greenbriar shall not grant (i) any new demand registration rights to any Person or (ii) any new piggy-back registration rights to any Person unless such rights are expressly made subject to the prior right of Holders to include any or all of their Registrable Securities before such other Person includes any shares in any registration relating to an underwritten public offering with respect to which, in the opinion of the managing underwriter, the inclusion in the offering of all shares requested to be registered by all Persons holding registration rights would materially jeopardize the successful marketing of the securities to be sold.

         8.       Indemnification and Contribution.

                  (a) In connection with any Registration Statement, Greenbriar shall indemnify and hold harmless each Holder, its officers, directors, partners, employees, representatives and agents, and each Person who controls such Holder within the meaning of the Securities Act or the Exchange Act against any and all losses, claims, damages, liabilities or expenses, insofar as such losses, claims, damages, liabilities or expenses (or actions in respect thereof) which arise out of or are based upon any untrue or alleged untrue statement of material fact contained in the Registration Statement, or any Prospectus or preliminary Prospectus or any amendment thereof or supplement thereto, or arise out of or are based upon any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and agrees to reimburse each such indemnified Person for any legal or other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability, expense or action, as such expenses are incurred; provided, however, that Greenbriar will not be liable in any case to the extent that any such loss, claim, damage or liability arises out of or is based upon an untrue or alleged untrue statement or omission or alleged omission made therein in reliance upon and in conformity with written information furnished to Greenbriar by or on behalf of any such Holder and contained in, on the effective date of, a Registration Statement or any amendment thereto.

         Greenbriar also agrees to indemnify or contribute to losses of, as provided in Section 8(d), any underwriters of Registrable Securities, their officers, directors, partners, employees, representatives and agents and each Person, if any, who controls any such underwriter (within the meaning of the Securities Act) on substantially the same basis as that of the indemnification of the Holders provided in Section 8(a) and shall, if requested by any Holder, enter into an underwriting agreement reflecting such agreement.

                  (b) Each selling Holder, severally and not jointly, shall indemnify and hold harmless Greenbriar, its officers, directors, partners, employees, representatives and agents and each Person, if any, who controls Greenbriar (within the meaning of the Securities Act) against any and all losses, claims, damages, liabilities or expenses to the same extent as the foregoing indemnity contained in Section 8(a) hereof resulting from any untrue or alleged untrue statement of material fact contained in the Registration Statement or any amendment thereof or supplement thereto or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading to the extent, but only to the extent, that such loss, claim, damage or liability relates to or arises from information relating to such Holder furnished in writing by such Holder specifically for use in the Registration Statement; provided, however, that the obligation to indemnify will be individual to each Holder and will be limited to the amount of net proceeds received by such Holder from the sale of Registrable Securities pursuant to the Registration Statement.

                  (c) Any Person entitled to indemnification hereunder shall give notice as promptly as reasonably practicable to each indemnifying party of any claim or action commenced against it in respect of which indemnity may be sought hereunder; provided, however, that failure to so notify an indemnifying party shall not relieve such indemnifying party from any obligation that it may have pursuant to this Section except to the extent that it has been materially prejudiced (through the forfeiture of substantive rights or defenses) by such failure; provided further, however, that the failure to notify the indemnifying party shall not relieve it from any liability that it may have to an indemnified party otherwise than on account of this indemnity agreement. If any such claim or action shall be brought against an indemnified party, the indemnifying party shall be entitled to participate therein and, to the extent that it wishes, jointly with any other similarly notified indemnifying party, to assume the defense thereof with counsel satisfactory to the indemnified party. After notice from the indemnifying party to the indemnified party of its election to assume the defense of such claim or action, the indemnifying party shall not be liable to the indemnified party under this Section for any legal or other expenses subsequently incurred by the indemnified party in connection with the defense thereof; provided, however, that an indemnified party will have the right to employ its own counsel in any such action, but the fees, expenses and other charges of such counsel will be at the expense of such indemnified party unless
(i) the employment of counsel by the indemnified party has been authorized in writing by the indemnifying party, (ii) the indemnified party has reasonably concluded (based on advice of counsel) that there may be legal defenses available to it or other indemnified parties that are different from or in addition to those available to the indemnifying party, (iii) a conflict or potential conflict exists (based on advice of counsel to the indemnified party) between the indemnified party and indemnifying party (in which case the indemnifying party will not have the right to direct the defense of such action on behalf of the indemnified party) or (iv) the indemnifying party has not in fact employed counsel to assume the defense of such action within a reasonable time after receiving notice of the commencement of the action, in each of which cases the fees, disbursements and other charges of counsel will be at the expense of the indemnifying party or parties. It is understood that the indemnifying party or parties shall not, in connection with any proceeding or related proceedings in the same jurisdiction, be liable for the fees, disbursements and other charges of more than one separate firm of attorneys (in addition to any local counsel) at any one time for all such indemnified party or parties. Each indemnified party, as a condition to the indemnity agreements contained in Sections 8(a) and 8(b), shall use all efforts to cooperate with the indemnifying party in the defense of any such action or claim. No indemnifying party shall be liable for any settlement or any such action effected without its written consent, but if settled with its written consent or if there be a final judgment of the plaintiff in any such action, the indemnifying party agrees to indemnify and hold harmless any indemnified party from and against any loss or liability by reason of such settlement or judgment. No indemnifying party shall, without the prior written consent of the indemnified party, effect any settlement of any pending or threatened proceeding in respect of which any indemnified party is or could have been a party and indemnity could have been sought hereunder by such indemnified party, unless such settlement includes an unconditional release of such indemnified party from all liability on claims that are the subject matter of such proceeding.

                  (d) If the indemnification provided for in this Section 8 is unavailable to or insufficient to hold harmless an indemnified party, then each applicable indemnifying party shall contribute to such amount paid or payable by such indemnified party in such proportion as is appropriate to reflect the relative fault of Greenbriar on the one hand and the Holders on the other in connection with the actions, statements or omissions that resulted in such losses, claims, damages, liabilities or expenses (or actions in respect thereof), as well as any other relevant equitable considerations. The relative fault shall be determined by reference to, among other things, whether any action in question, including any untrue or alleged untrue statement of a material fact or omission or alleged omission of a material fact, has been taken or made by, or relates to information supplied by Greenbriar on the one hand or the Holders on the other, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such action, statement or omission. The amount paid or payable by a party as a result of any losses, claims, damages, liabilities or expenses (or actions in respect thereof), shall be deemed to include, subject to the limitations set forth in Section 8(c), any legal or other fees or expenses reasonably incurred by such party in connection with any investigation or proceedings.

         The parties hereto agree that it would not be just and equitable if contribution pursuant to this Section 8(d) were determined by pro rata allocation or by any other method of allocation that does not take into account the equitable considerations referred to in the immediately preceding paragraph. No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled any contribution from any person who was not guilty of such fraudulent misrepresentation. The Holders' obligations in this Section 8(d) to contribute are several in proportion and not joint.

         9. Rules 144 and 144A. Greenbriar shall use commercially reasonable efforts to file the reports required to be filed by it under the Securities Act and the Exchange Act in a timely manner and, if at any time Greenbriar is not required to file such reports, it will, upon the written request of any Holder of Registrable Securities, make publicly available other information so long as necessary to permit sales of such Holder's securities pursuant to Rules 144 and 144A. Greenbriar covenants that it will take such further action as any Holder of Registrable Securities may reasonably request, all to the extent required from time to time to enable such Holder to sell securities pursuant to Rules 144 and 144A (including the requirements of Rule 144A(d)(4)).

         10.      Miscellaneous.

                  (a) Amendments and Waivers. The provisions of this Agreement may not be amended, modified or supplemented, and waivers or consents to departures from the provisions hereof may not be given, unless Greenbriar has obtained the written consent of the Holders. Notwithstanding the foregoing, a waiver or consent to depart from the provisions hereof with respect to a matter that relates exclusively to the rights of the Holders of Registrable Securities being sold pursuant to the Registration Statement and that does not directly or indirectly affect the rights of other Holders may be given by Holders of the Registrable Securities being sold.

                  (b) Notices. All notices and other communications provided for or permitted hereunder shall be made in writing by hand-delivery, certified mail (return receipt requested), telecopier, or air courier guaranteeing overnight delivery:

                i. if to a Holder, at the address of such Holder maintained by Greenbriar;

                ii. if to the Purchaser, at the address set forth in the Purchase Agreement;

                iii. if to Greenbriar, at its address set forth in the Purchase Agreement;

or to such other addresses as the recipient party has specified to the sending party by prior written notice to the sending party.

         All such notices and communications shall be deemed to have been duly given: at the time delivered by hand, if personally delivered; five business days after being deposited in the mail, certified, return receipt requested and postage prepaid, if mailed; when receipt is acknowledged by the recipient's telecopier machine, if telecopied; and on the next business day, if delivered to a next-day air courier.

                  (c) Remedies. In the event of a breach by Greenbriar or by a Holder of any of their respective obligations under this Agreement, each Holder or Greenbriar, as the case may be, in addition to being entitled to exercise all rights granted by law, including recovery of damages, will be entitled to specific performance of its rights under this Agreement. Greenbriar and each Holder agree that monetary damages would not be adequate compensation for any loss incurred by reason of a breach by it of any of the provisions of this Agreement and hereby further agree that, in the event of any action for specific performance in respect of such breach, it shall waive the defense that a remedy at law would be adequate.

                  (d) Severability. The remedies provided herein are cumulative and not exclusive of any remedies provided by law. If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction to be invalid, illegal, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions set forth herein shall remain in full force and effect and shall in no way be affected, impaired or invalidated. It is hereby stipulated and declared to be the intention of the parties that they would have executed the remaining terms, provisions, covenants and restrictions without including any of such that may be hereafter declared invalid, illegal, void or unenforceable.

                  (e) No Inconsistent Agreements. Greenbriar will not hereafter enter into any agreement with respect to its securities which is inconsistent with or violates the rights granted to the Holders in this Agreement. The rights granted to the Holders hereunder do not in any way conflict with and are not inconsistent with the rights granted to the holders of Greenbriar's securities under any agreement in effect on the date hereof.

                  (f) Successors and Assigns. All covenants and agreements in this Agreement by or on behalf of any of the parties hereto will bind and inure to the benefit of their respective heirs, executors, administrators, successors, legal representatives and assigns. In addition, whether or not any express assignment has been made, the provisions of this Agreement which are for the benefit of Holders are also for the benefit of, and enforceable by, any subsequent Holder.

                  (g) Counterparts. This Agreement may be executed in two or more counterparts, any one of which need not contain the signatures of more than one party, but all such counterparts taken together will constitute one and the same Agreement.

                  (h) Descriptive Headings. The descriptive headings of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

                  (i) Governing Law. ALL QUESTIONS CONCERNING THE CONSTRUCTION, VALIDITY AND INTERPRETATION OF THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE DOMESTIC LAWS OF THE STATE OF TEXAS, WITHOUT GIVING EFFECT TO ANY CHOICE OF LAW OR CONFLICT OF LAW PROVISION OR RULE (WHETHER OF THE STATE OF TEXAS OR ANY OTHER JURISDICTION) THAT WOULD CAUSE THE APPLICATION OF THE LAWS OF ANY JURISDICTION OTHER THAN THE STATE OF TEXAS.

                  (j) Entire Agreement. This Agreement together with the other operative documents described in the Purchase Agreement is intended by the parties as a final expression of their agreement and intended to be a complete and exclusive statement of the agreement and understanding of the parties hereto in respect of the subject matter contained herein. There are no restrictions, promises, warranties or undertakings, other than those set forth or referred to herein with respect to the registration rights granted by Greenbriar with respect to the Registrable Securities. This Agreement supersedes all prior agreements and understandings between the parties with respect to such subject matter.

         IN WITNESS WHEREOF, the parties hereto have executed and delivered this Registration Rights Agreement as of the date first above written.


GREENBRIAR CORPORATION,
a Nevada corporation


By:
       Name:
       Title:


LONE STAR OPPORTUNITY FUND, L.P.,
a Delaware limited partnership

By:    Lone Star Partners, L.P., its General
       Partner

By:    Lone Star Management Co., Ltd., its
       General Partner


By:
       Name:
       Title:

                                    EXHIBIT A

                 Certain Existing Registration Rights Agreements

                                 EXHIBIT 2.2.5

                                    AGREEMENT


     THIS AGREEMENT (this "Agreement") dated as of December 31, 1997, and effective upon the date of issuance of shares of Series F Senior Convertible Preferred Stock and Series G Senior Non-Voting Convertible Preferred Stock of Greenbriar, is entered into by and between Greenbriar Corporation, a Nevada corporation ("Greenbriar"), and Lone Star Opportunity Fund, L.P., a Delaware limited partnership ("Lone Star").

     Section 1. Definitions.

     "5-day Average Price" per share of common stock, for purposes of any provision herein at the date specified in such provision, means the average closing price of such common stock on the American Stock Exchange, New York Stock Exchange or Nasdaq National Market over the 5-trading day period immediately prior to such date.

     "20-day Average Price" per share of common stock, for purposes of any provision herein at the date specified in such provision, means the average closing price of such common stock on the American Stock Exchange, New York Stock Exchange or Nasdaq National Market over the 20-trading day period immediately prior to such date.

     "Agreement" has the meaning set forth in the preamble to this Agreement.

     "Dividends" means dividends paid by Greenbriar and received by Lone Star on the Series F Senior Preferred Stock and the Series G Senior Non-Voting Preferred Stock.

     "Fair Market Price" per share of common stock, for purposes of any provision herein at the date specified in such provision, means the lesser of
(i) the 5-Day Average Price of such common stock or (ii) the 20-Day Average Price of such common stock; provided, that if such common stock has not been listed on the American Stock Exchange, New York Stock Exchange or Nasdaq National Market for such periods, then the Fair Market Price per share of such common stock shall be deemed to be the lesser of (i) the net book value per share of common stock, determined in accordance with GAAP, or (ii) the fair value per share of common stock determined pursuant to the Valuation Procedure.

     "Greenbriar" means Greenbriar Corporation, a Nevada corporation.

     "Greenbriar Common Stock" means the common stock, par value $0.01 per share, of Greenbriar.

     "Lone Star" has the meaning set forth in the preamble to this Agreement.

     "Make Whole Amount" means the greater of (i) Present Value o 1.2t and (ii) zero. Please refer to Exhibit A for sample calculations of the Make Whole Amount.

     "Payment Date" means ten business days after the date on which all of the Series F Senior Preferred Stock and all of the Series G Senior Non-Voting Preferred Stock have been (i) converted to Greenbriar Common Stock or (ii) repurchased by Greenbriar from Lone Star pursuant to the terms of Sections 8.4, 8.5 and 8.6 of the Series F Certificate of Designation or Sections 8.3, 8.4 and 8.5 of the Series G Certificate of Designation.

     "Present Value" means $22,000,000 - E ((Dividendst + Value Received t) / 1.2t)

     "Series F Certificate of Designation" means the Certificate of Designation of Greenbriar relating to the Series F Senior Preferred Stock.

     "Series F Senior Preferred Stock" means the Series F Senior Convertible Preferred Stock, par value $0.01 per share, of Greenbriar.

     "Series G Certificate of Designation" means the Certificate of Designation of Greenbriar relating to the Series G Senior Non-Voting Preferred Stock.

     "Series G Senior  Non-Voting  Preferred  Stock"  means the  Series G Senior
Non-Voting   Convertible   Preferred  Stock,  par  value  $0.01  per  share,  of
Greenbriar.

     "Special Sale Trigger" means any sale, lease, sale/leaseback, assignment, transfer or other disposition of assets, which (i) has a total aggregate consideration received for such dispositions in excess of $125 million of cash, indebtedness assumed, and potential earnouts and the present fair value of any other consideration, and (ii) assigns or subleases substantially all of Greenbriar's operated properties which are leased from others, except where the consent is required from the landlord of such property and such landlord fails to consent to such assignment or sublease. The dispositions described above specifically include, but are not limited to, sales of operating leases and management contracts and sales as a part of the Syndication Program.

     "Syndication Program" means a program of selling real estate to public or private syndications consisting of partnerships, limited liability companies, or limited liability partnerships where ownership of such entities is offered to passive investors for cash and/or notes.

     "t" means the time elapsed from the date hereof expressed in fractions of years.

     "Valuation Procedure" means a determination of fair value of any property made in good faith by the Board of Directors; provided that, if Lone Star objects to such determination within 10 days of receipt of written notification thereof, then the fair value of such property shall be determined in good faith by a recognized national investment bank selected by unanimous vote or consent of the Board of Directors, which investment bank is not reasonably objected to by Lone Star. The fees and expenses of such investment bank shall be paid by one-half by Greenbriar and one-half by Lone Star.

     "Value Received" means, as of any date that shares of the Series F Senior Preferred Stock or the Series G Senior Non-Voting Preferred Stock are converted, exchanged or repurchased, the sum of (i) the Fair Market Price of Greenbriar Common Stock on the date such stock was converted multiplied by the number of shares of Greenbriar Common Stock issued to Lone Star in connection with the conversion of the Series F Senior Preferred Stock on such date, (ii) the Fair Market Price of Greenbriar Common Stock on the date such stock was exchanged multiplied by the number of shares of Greenbriar Common Stock transferred to Lone Star in exchange for the Series G Senior Non-Voting Preferred Stock on such date, (iii) the amount of cash received by Lone Star for the repurchase of the Series F Senior Preferred Stock on such date and (iv) the amount of cash received by Lone Star for the repurchase of the Series G Senior Non-Voting Preferred Stock on such date.

     Section 2. Payment Obligation. On the Payment Date, Greenbriar shall pay to Lone Star cash in an amount equal to the Make Whole Amount by wire transfer to an account designated by Lone Star at least two business days before the Payment Date.

     Section 3. Termination. This Agreement shall terminate upon the earlier of:

     (a) Payment in full of the payment obligation set forth in Section 2 above;

     (b) A determination pursuant to the terms of this Agreement that the Make Whole Amount is zero (0) as of the Payment Date; and

     (c) One year after the date on which Lone Star receives written notice from Greenbriar of a Special Sale Trigger, but in no event earlier than one year after the actual date upon which a Special Sale Trigger occurs.

     Section 4. Miscellaneous.

     (a) Notices. All notices, notifications, demands, requests, waivers, consents or other communications under this Agreement shall be in writing and shall be deemed to have been duly given, unless explicitly stated otherwise, (i) if mailed certified mail, postage prepaid, return receipt requested, three days after being deposited in the mail; (ii) if sent via overnight courier, the next business day after being deposited with such courier; (iii) if sent by telecopier (with written confirmation of receipt), on that day, or if telecopied on a day that is not a business day, the next day that is a business day; provided that a copy is mailed by certified mail (return receipt requested); or
(iv) if delivered by hand (with written confirmation of receipt) on that day, or if delivered on a day that is not a business day, the next day that is a business day; in each case, to the appropriate addresses and telecopier numbers set forth below (or to such other addresses and telecopier numbers as a party may designate by notice to the other parties):

                  If to Greenbriar: Greenbriar Corporation
                               4265 Kellway Circle
                            Addison, Texas 75244-2033
                            Attention: Gene Bertcher
                          Telecopy No.: (972) 407-8726

                  with copy to:  Mark E. Bennett
                                 14933 Oaks North Drive
                                 Dallas, Texas  75240
                                 Telecopy No.: (214) 373-6810

                  If to Lone Star:  Lone Star Opportunity Fund, L.P.
                                    600 N. Pearl Street
                                    Suite 1550, LB 161
                                    Dallas, Texas 76140
                                    Attention: Sam F. Hines
                                    Telecopy No.: (214) 754-8301

                  with copy to:     Haynes and Boone, LLP
                                    901 Main Street, Suite 3100
                                    Dallas, Texas 75202
                                    Attention: W. Scott Wallace
                                    Telecopy No.: (214) 651-5940

     (b) Successors and Assigns. Except as otherwise expressly provided herein, this Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties whether so expressed or not.

     (c) Amendment and Waiver, etc. This Agreement may be amended only with the written consent of Greenbriar and Lone Star. No failure or delay on the part of Greenbriar or Lone Star in exercising any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy. The remedies provided for herein are cumulative and are not exclusive of any remedies that may be available to Greenbriar or Lone Star at law or in equity or otherwise. No waiver of or consent to any departure by Greenbriar or Lone Star from any provision of this Agreement shall be effective unless signed in writing by the other parties.

     (d) Duplicate Originals. Two or more duplicate originals of this Agreement may be signed by the parties, each of which shall be an original but all of which together shall constitute one and the same instrument.

     (e) Severability. In the event that any one or more of the provisions contained herein, or the application thereof in any circumstance, is held invalid, illegal or unenforceable, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions contained herein shall not be affected or impaired thereby.

     (f) Governing Law. This Agreement shall be construed in accordance with and governed by the internal laws of the State of Texas, without respect to conflicts of laws principles.

     (g) Entire Agreement. This Agreement constitutes the entire agreement among the parties and no party shall be liable or bound to any other party in any manner by any warranties, representations, or covenants except as specifically set forth herein or therein.

     (h) Headings Descriptive. The titles and subtitles used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.

     (i) Arbitration. THE PARTIES AGREE THAT IF ANY DISPUTE SHOULD ARISE UNDER THE TERMS AND PROVISIONS OF THIS AGREEMENT, EACH PARTY WAIVES ANY RIGHT TO COMMENCE LEGAL ACTION OR ARBITRATION OTHER THAN AS PROVIDED UNDER THE TERMS OF THIS AGREEMENT, AND THIS AGREEMENT SHALL PROVIDE THE SOLE AND EXCLUSIVE REMEDY FOR RESOLUTION OF DISPUTES.

          (i) THE DETERMINATION OF THE ARBITRATOR SHALL BE FINAL AND BINDING UPON EACH PARTY AND EACH PARTY SPECIFICALLY WAIVES ANY RIGHT TO CLAIM THAT THE ARBITRATOR HAS EXCEEDED THE SCOPE OF THE ARBITRATION, HAS DISREGARDED EVIDENCE OR PRINCIPLES OF LAW, AND FURTHER WAIVES ANY RIGHT TO DISCLAIM THE QUALIFICATION OR FUNCTION OF THE ARBITRATOR IN ANY MANNER OR FASHION.

          (ii) APPOINTMENT OF THE ARBITRATOR SHALL BE MADE BY MUTUAL AGREEMENT OF THE PARTIES. IF THE PARTIES CANNOT AGREE UPON THE IDENTIFICATION OF THE ARBITRATOR WITHIN THIRTY (30) DAYS FROM THE MAILING OF THE OBJECTION, A PETITION FOR APPOINTMENT OF ARBITRATOR SHALL BE FILED WITH THE SUPERIOR COURT OF THE COUNTY OF DALLAS, TEXAS. THE ARBITRATION SHALL BE HELD IN DALLAS, TEXAS PURSUANT TO THE COMMERCIAL ARBITRATION RULES OF THE AMERICAN ARBITRATION ASSOCIATION.

          (iii) THE ARBITRATOR'S FEES AND FEES AND COSTS OF PETITIONING FOR THE APPOINTMENT OF THE ARBITRATOR SHALL BE PAID BY GREENBRIAR. THE ARBITRATOR UPON RENDERING ITS AWARD SHALL DETERMINE THE PARTY THAT PREVAILED BASED UPON WRITTEN STATEMENTS MADE BY EACH PARTY AT THE COMMENCEMENT OF THE ARBITRATION AS TO THE POSITION OF THE PARTIES AND THEIR ALTERNATIVES FOR SETTLING THE MATTER. A STATEMENT OF A PROPOSED SETTLEMENT SHALL NOT BE BINDING UPON ANY PARTY AND SHALL NOT BE CONSIDERED AS EVIDENCE BY THE
     ARBITRATOR EXCEPT TO THE EXTENT THAT THE ARBITRATOR UPON MAKING ITS SOLE AND INDEPENDENT DETERMINATION SHALL DETERMINE THE PARTY WHICH PREVAILED BASED UPON THE PROPOSALS FOR SETTLEMENT OF THE MATTER MADE BY EACH PARTY AND SHALL DETERMINE THAT THE NON-PREVAILING PARTY SHALL PAY SOME OR ALL OF THE COSTS OF ARBITRATION INCLUDING ANY COSTS INCURRED BY THE ARBITRATOR AND IN EMPLOYING EXPERTS TO ADVISE THE ARBITRATOR IN REGARD TO SPECIFIC SUBJECTS OR QUESTIONS. THE ARBITRATOR MAY FURTHER AWARD THE COST OF ATTORNEYS FEES OR EXPERT WITNESSES CONSULTED OR EMPLOYED IN THE PREPARATION OR PRESENTATION OF EVIDENCE TO THE ARBITRATOR BY THE PREVAILING PARTY IF, IN THE ARBITRATOR'S DETERMINATION, THE POSITION OF THE NONPREVAILING PARTY WAS NOT REASONABLY TAKEN OR MAINTAINED OR WAS BASED UPON A FAILURE TO PROPERLY EXCHANGE OR COMMUNICATE INFORMATION WITH THE PREVAILING PARTY IN REGARD TO THE SUBJECT SUBMITTED TO ARBITRATION.

          (iv) THE ARBITRATOR'S DETERMINATION MAY FURTHER PROVIDE FOR PROSPECTIVE ENFORCEMENT AND DIRECTIONS FOR THE PARTIES TO COMPLY WITH INCLUDING WITHOUT LIMITATION PERMANENT INJUNCTIVE RELIEF OR SPECIFIC PERFORMANCE. UNDER SUCH CIRCUMSTANCES, THE ARBITRATOR'S AWARD SHALL BE BINDING UPON THE PARTIES AND SHALL BE UNDERTAKEN AND PERFORMED BY EACH OF THE PARTIES UNTIL SUCH TIME AS THE ARBITRATOR'S DIRECTIONS TO THE PARTY SHALL LAPSE BY THEIR TERM, OR THE ARBITRATOR SHALL NOTIFY THE PARTIES THAT THOSE TERMS ARE NO LONGER IN FORCE OR EFFECT OR SHALL MODIFY THOSE TERMS.

          (v)   NOTWITHSTANDING   THE  FOREGOING,   ANY  PARTY  MAY  APPEAL  THE
     ARBITRATOR'S DETERMINATION IF SUCH APPEAL IS BASED SOLELY ON THE BASIS THAT THE ARBITRATOR HAS MADE AN INCORRECT INTERPRETATION OF LAW.

     IN WITNESS WHEREOF, the parties hereto have executed and delivered this Agreement as of the date first above written.

                               GREENBRIAR CORPORATION,
                               a Nevada corporation



                               By:
                                    Name:
                                    Title:


                               LONE STAR OPPORTUNITY FUND, L.P.,
                               a Delaware limited partnership

                               By: Lone Star Partners, L.P., its General Partner

                               By: Lone Star Management Co., Ltd., its
                                   General Partner


                               By:
                                   Name:
                                   Title:

                                    EXHIBIT A

                      Sample Calculations of Target Amount

                                 EXHIBIT 2.2.6

                      AGREEMENT ON FORM OF PROMISSORY NOTE


     THIS AGREEMENT ON FORM OF PROMISSORY NOTE (this "Agreement") is made as of the _____ day of January, 1998, by and among Greenbriar Corporation, a Nevada corporation ("Greenbriar"), and Lone Star Opportunity Fund, L.P., a Delaware limited partnership ("Purchaser"). Reference is made to that certain Stock Purchase Agreement (the "Purchase Agreement") dated as of December 31, 1997, by and between Greenbriar and Purchaser. Capitalized terms used but not defined herein shall have the meanings assigned to such terms in the Purchase Agreement.


                              W I T N E S S E T H:

     WHEREAS, Greenbriar and Purchaser are parties to the Purchase Agreement and the Transaction Documents; and

     WHEREAS, Greenbriar and Purchaser desire to agree on a form of promissory note to satisfy the conditions in Section 7.1(t) of the Purchase Agreement.

     NOW THEREFORE, Greenbriar and Purchaser do hereby agree that the Form of Promissory Note attached hereto as Exhibit A shall be the form of the Repurchase Promissory Note defined in Section 8.6 of the Series F Certificate of Designation and Section 8.5 of the Series G Certificate of Designation.


            [The remainder of this page is intentionally left blank]

     IN WITNESS WHEREOF, the parties hereto have executed and delivered this Agreement as of the date first above written.


                              GREENBRIAR CORPORATION,
                              a Nevada corporation



                              By:
                                  Gene S. Bertcher
                                  Executive Vice President


                              LONE STAR OPPORTUNITY FUND, L.P.,
                              a Delaware limited partnership

                              By:  Lone Star Partners, L.P., its General Partner

                              By:  Lone Star Management Co., Ltd., its
                                                   General Partner


                              By:
                                   Name:
                                   Title:

                                 EXHIBIT 2.2.7

                                 PROMISSORY NOTE


$                                  Dallas, Texas
  ----------------                                            ------------------


     FOR VALUE RECEIVED, the undersigned,                      ,[            and
          ] (the "Maker") hereby unconditionally promises to pay to the order of
      ("Payee"), at                    , or such other address given to Maker by
Payee, the principal sum of            AND /100 DOLLARS ($ ), in lawful money of
the United States of America in immediately available funds, together with interest (calculated on the basis of a 365 or 366-day year, as appropriate, on the unpaid principal balance from day-to-day remaining, computed from the date of advance until maturity at the rate per annum which shall from day-to-day be equal to the lesser of (a) the Maximum Rate, or (b) 18% (the "Rate"). Notwithstanding the foregoing, if at any time, the Rate shall exceed the Maximum Rate, thereby causing the interest upon this Note to be limited to the Maximum Rate, then any subsequent reductions in the Rate shall not reduce the rate of interest charged hereunder below the Maximum Rate until the total amount of interest accrued hereon equals the amount of interest which would have accrued hereon if the Fluctuating Rate had at all times been in effect. Capitalized terms used in this Note and not otherwise defined herein shall have the meanings assigned to such terms in -----------.

     Section 1. Definitions. When used in this Note, the following terms shall have the respective meanings specified herein or in the section referred to:

     "Business Day" shall mean a day upon which business is transacted by national banks in Dallas, Texas.

     "Collateral Documents" shall mean any deed of trust, mortgage, security agreement, guaranty or other Collateral Documents executed in connection herewith and securing payment of this Note.

     "Event of Default" shall have the meaning ascribed to it in Section 7 hereof.

     "Maturity Date" means [one year].

     "Maximum Rate" means the highest non-usurious rate of interest (or, if the context so requires, an amount calculated at such rate) which the holder of this note is allowed to contract for, charge, take, reserve, or receive under applicable law after taking into account, to the extent required by applicable law, any and all relevant payments or charges made in connection with this note. To the extent the laws of the State of Texas are applicable for purposes of determining the Maximum Rate, for purposes of TEX. REV. CIV. STAT. ANN. Article 5069-1D.001, as it may be from time to time amended, the "applicable rate ceiling" shall be the "weekly ceiling" from time to time in effect, as limited by Article 5069-1D.009; provided, however, that to the extent permitted by applicable law, the holder of this note reserves the right to change the "applicable rate ceiling" from time to time without notice to Maker.

     "Obligation" shall mean all indebtedness, liabilities and obligations, of every kind and character, of Maker, now or hereafter existing in favor of Payee, regardless of whether they are direct, indirect, primary, secondary, joint, several, joint and several, liquidated, unliquidated, fixed or contingent, and regardless of whether the same may, prior to their acquisition by Payee, be or have been payable to some other person or entity, including, but not limited to, all indebtedness, liabilities and obligations arising under this Note and under the Collateral Documents.

     "Purchase Agreement" means the Stock Purchase Agreement dated as of December 31, 1997.

     Section 2. Payment. The principal of and interest upon this Note shall be due and payable as follows:

     (a) Interest, computed as aforesaid, shall be due and payable semi-annually as it accrues, commencing , 19 , and at the Maturity Date; and

     (b) The principal of this Note shall be due and payable in one installment in the amount of $_____________ (50% of the original principal amount) on (six months), and in one final payment equal to the entire unpaid principal balance of this Note on the Maturity Date.

     Should the principal of, or any installment of the principal of or interest upon, this Note become due and payable on any day other than a Business Day, the maturity thereof shall be extended to the next succeeding Business Day, and interest shall be payable with respect to such extension. All payments of principal of and interest on this Note shall be made by Maker to Payee in federal or other immediately available funds. Payments made to Payee by Maker hereunder shall be applied first to accrued interest and then to principal.

     All past due principal of and, to the extent permitted by applicable law, interest upon this Note shall bear interest at the Maximum Rate.

     Section 3. Covenants. Until payment in full of the Note and all other obligations and liabilities of Maker hereunder, Maker agrees and covenants that (unless Payee shall otherwise consent in writing):

     (a) Maker shall conduct its business in an orderly and efficient manner consistent with good business practices and in accordance with all valid regulations, laws, and orders of any governmental authority and will act in accordance with customary industry standards in maintaining and operating its assets, properties, and investments;

     (b) Maker shall maintain complete and accurate books and records of its transactions in accordance with generally accepted accounting principles, and will give Payee access during business hours to all books, records, and documents of Maker and permit Payee to make and take away copies thereof;

     (c) Maker shall deliver to Payee such financial statements, data, revenue summaries and other information describing and pertaining to the financial condition, business, and properties of Maker as Payee shall from time to time reasonably request;

     (d) Maker shall furnish to Payee, immediately upon becoming aware of the existence of any condition or event constituting an Event of Default or event which, with the giving of notice or the passage of time, or both, would constitute an Event of Default, written notice specifying the nature and period of existence thereof and any action which Maker is taking or proposes to take with respect thereto;

     (e) Maker shall promptly notify Payee of: (i) any material adverse change in its financial condition or business; (ii) any default under any material agreement, contract, or other instrument to which Maker is a party or by which any of its properties are bound, or any acceleration of any maturity of any indebtedness owing by Maker: (iii) any material adverse claim against or affecting Maker or any of its properties; and (iv) any litigation, or any claim or controversy which might become the subject of litigation, against Maker or affecting any of Maker's property, if such litigation or potential litigation might, in the event of an unfavorable outcome, have a material adverse effect on Maker's financial condition or business or might cause an Event of Default;

     (f) Maker shall promptly furnish to Payee, at Payee's request, such additional financial or other information concerning assets, liabilities, operations, and transactions of Maker as Payee may from time to time reasonably request;

     (g) Maker shall promptly pay all lawful claims, whether for labor, materials or otherwise, which might or could, if unpaid, become a lien or charge on any property or assets of Maker, unless and to the extent only that the same are being contested in good faith by appropriate proceedings and reserves deemed adequate by Payee have been established therefor;

     (h) Maker shall maintain, and cause each of its subsidiaries to maintain, insurance covering its properties, operations, personnel and businesses which insures against such losses and risks as are adequate in accordance with its reasonable business judgment; and

     (i) Maker shall preserve and maintain all licenses, privileges, franchises, certificates, and the like necessary for the operation of its business, except where such failure shall not result in a material adverse effect.

     (j) All covenants in the Purchase Agreement shall remain in full force until the Note and all interest is paid.

     4. Negative Covenants. Until payment in full of the Note and all other obligations and liabilities of Maker hereunder, Maker covenants that it shall not (unless Payee shall otherwise consent in writing):

     (a) incur or assume any indebtedness or borrow money, except for: (i) the Loan; (ii) trade debt incurred in the ordinary course of business; (iii) debt reflected on Maker's balance sheet as of --------------;

     (b) endorse, guarantee, or otherwise become liable for the obligations of any person, firm, or corporation, except for (i) endorsements of negotiable instruments by Maker in the ordinary course of business and (ii) guaranties of outstanding indebtedness of a wholly owned subsidiary;

     (c) mortgage, assign, encumber, hypothecate, or grant a security interest in any of Maker's assets, except to Payee (provided, however, that the foregoing shall not apply to inchoate liens for taxes which are not delinquent or which are being contested in good faith and liens resulting from deposits to secure the payments of workmen's compensation or social security or to secure the performance of bids or contracts in the ordinary course of business other than in connection with any transaction described in paragraph (a) above);

     (e) Merge or consolidate with or into any other corporation or entity and engage in any reorganization, restructuring, recapitalization or other similar transaction of Maker.

     (f) pay any dividends on any of its outstanding stock, or purchase, redeem, or repurchase any of its stock;

     Section 5. Waiver. Maker and each surety, endorser, guarantor and other party ever liable for payment of any sums of money payable upon this Note, jointly and severally waive presentment, demand, protest, notice of protest and non-payment or other notice of default, notice of acceleration and intention to accelerate or other notice of any kind, and agree that their liability under this Note shall not be affected by any renewal or extension in the time of payment hereof, or in any indulgences, or by any release or change in any security for the payment of this Note, and hereby consent to any and all renewals, extensions, indulgences, releases or changes, regardless of the number of such renewals, extensions, indulgences, releases or changes.

     No waiver by Payee of any of its rights or remedies hereunder or under any other document evidencing or securing this Note or otherwise, shall be considered a waiver of any other subsequent right or remedy of Payee; no delay or omission in the exercise or enforcement by Payee of any rights or remedies shall ever be construed as a waiver of any right or remedy of Payee; and no exercise or enforcement of any such rights or remedies shall ever be held to exhaust any right or remedy of Payee.

     Section 6. Security. This Note is secured by, (describe collateral).

     Section 7. Events of Default and Remedies. An "Event of Default" shall exist hereunder if any one or more of the following events shall occur and be continuing: (a) Maker shall fail to pay when due any principal of, or interest upon, this Note or the Obligation; (b) any representation or warranty made by Maker or Guarantor to Payee herein or in any of the Collateral Documents shall prove to be untrue or inaccurate in any material respect; (c) default shall occur in the performance of any of the covenants or agreements of Maker contained herein, in the Collateral Documents or in any other document executed or delivered to Payee in connection herewith; (d) default shall occur in the payment of any material indebtedness of Maker or Guarantor, or any such indebtedness shall become due before its stated maturity by acceleration of the maturity thereof or otherwise or shall become due by its terms and shall not be promptly paid or extended; (e) any of the Collateral Documents shall cease to be legal, valid, binding agreements enforceable against any party executing the same in accordance with the respective terms thereof or shall in any way be terminated or become or be declared ineffective or inoperative or shall in any way whatsoever cease to give or provide the respective liens, security interests, rights, titles, interests, remedies, powers or privileges intended to be created thereby; (f) Maker or Guarantor shall (1) apply for or consent to the appointment of a receiver, trustee, intervenor, custodian or liquidator of itself or of all or a substantial part of its assets, (2) be adjudicated a bankrupt or insolvent or file a voluntary petition for bankruptcy or admit in writing that it is unable to pay its debts as they become due, (3) make a general assignment for the benefit of creditors, (4) file a petition or answer seeking reorganization or an arrangement with creditors or to take advantage of any bankruptcy or insolvency laws, or (5) file an answer admitting the material allegations of, or consent to, or default in answering, a petition filed against it in any bankruptcy, reorganization or insolvency proceeding, or take corporate action for the purpose of effecting any of the foregoing; (g) an order, judgment or decree shall be entered by any court of competent jurisdiction or other competent authority approving a petition seeking reorganization of Maker or Guarantor or appointing a receiver, trustee, intervenor or liquidator of any such person, or of all or substantially all of its or their assets, and such order, judgment or decree shall continue unstayed and in effect for a period of sixty (60) days; (h) the guaranty agreement executed by any Guarantor in connection with the indebtedness evidenced by this Note shall for any reason cease to be in full force and effect, or be declared null and void or unenforceable in whole or in part; or the validity or enforceability of such guaranty agreement shall be challenged or denied by Guarantor; or (i) Payee's liens, mortgages or security interests in any of the collateral for this Note should become unenforceable, or cease to be first priority liens, mortgages or security interests.

     If Maker fails or refuses to pay any part of the principal of or interest upon this Note or the Obligation as the same become due, or upon the occurrence of any Event of Default hereunder or under any other agreement or instrument securing or assuring the payment of this Note or executed in connection herewith, including without limitation the Loan Agreement and the Collateral Documents, then in any such event the holder hereof may, at its option, (i) declare the entire unpaid balance of principal of and accrued interest upon the Obligation to be immediately due and payable without presentment or notice of any kind which Maker waives pursuant to Section 5 herein, (ii) reduce any claim to judgment; and/or (iii) pursue and enforce any of Payee's rights and remedies available pursuant to any applicable law or agreement including, without limitation, foreclosing all liens and security interests securing payment thereof or any part thereof; provided, however, in the case of any Event of Default specified in Paragraph (f) or (g) above with respect to Maker, without any notice to Maker or any other act by Payee, Maker's right to request advances under this Note shall thereupon terminate and the principal of and interest accrued on this Note shall become immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by Maker.

     Section 8. Notice. Whenever this Note requires or permits any notice, approval, request or demand from one party to another, the notice, approval, request or demand must be in writing and shall be deemed to have been given when personally served or when deposited in the United States mails, registered or certified, return receipt requested, addressed to the party to be notified at the following address (or at such other address as may have been designated by written notice):

         Payee:
                  -----------------
                  -----------------
                  -----------------

         Maker:
                  -----------------
                  -----------------
                  -----------------

     In the event that the holder hereof shall fail to give notice of default to Maker as provided herein, the sole and exclusive remedy of Maker for such failure shall be to seek appropriate equitable relief to enforce this agreement to give such notice and to have any acceleration of the maturity hereof postponed or revoked and foreclosure proceedings in connection therewith delayed or terminated pending or upon the curing of such default in the manner and during the period of time hereinbefore set out, and Maker shall have no right to damages or any other type of relief not herein specifically set out against the holder hereof, all of which damages or other relief are expressly waived by Maker. The foregoing is not intended and shall not be deemed under any circumstances to require the holder hereof to give notice of any type or nature to Maker not expressly required by other provisions of this Note.

     Section 9. Voluntary Prepayment. Maker reserves the right to prepay the outstanding principal balance of this Note, in whole or in part, at any time and from time to time, without premium or penalty. Any such prepayment shall be made together with payment of interest accrued on the amount of principal being prepaid through the date of such prepayment, and shall be applied to the installments of principal due hereunder in the inverse order of maturity.

     Section 10. Usury Laws. Regardless of any provisions contained in this Note, the Payee shall never be deemed to have contracted for or be entitled to receive, collect or apply as interest on the Note, any amount in excess of the Maximum Rate, and, in the event Payee ever receives, collects or applies as interest any such excess, such amount which would be excessive interest shall be applied to the reduction of the unpaid principal balance of this Note, and, if the principal balance of this Note is paid in full, any remaining excess shall forthwith be paid to Maker. In determining whether or not the interest paid or payable under any specific contingency exceeds the Maximum Rate, Maker and Payee shall, to the maximum extent permitted under applicable law, (i) characterize any non-principal payment (other than payments which are expressly designated as interest payments hereunder) as an expense, fee, or premium, rather than as interest, (ii) exclude voluntary prepayments and the effect thereof, and (iii) spread the total amount of interest throughout the entire contemplated term of this Note so that the interest rate is uniform throughout such term.

     Section 11. Costs. The loan evidenced by this Note shall be closed without expense to Payee, it being understood and agreed that all expenses necessary and usual to a transaction of this kind shall be paid by Maker, such expenses to include but not to be limited to: [(i) title insurance premiums and other related title insurance company costs; (ii) recording fees; (iii) costs of the survey of the Property; (iv) reasonable attorneys' fees arising in connection with the negotiation and preparation of this Note and all documents to be executed in connection with this Note, and (v) loan brokerage, finders or similar fees.] If this Note is placed in the hands of an attorney for collection, or if it is collected through any legal proceeding at law or in equity, or in bankruptcy, receivership or other court proceedings, Maker agrees to pay all costs of collection, including, but not limited to, court costs and reasonable attorneys' fees, including all costs of appeal.

     Section 12. Applicable Law. This Note is being executed and delivered, and is intended to be performed in the State of Texas. Except to the extent that the laws of the United States may apply to the terms hereof, the substantive laws of the State of Texas shall govern the validity, construction, enforcement and interpretation of this Note. In the event of a dispute involving this Note or any other instruments executed in connection herewith, the undersigned irrevocably agrees that venue for such dispute shall lie in any court of competent jurisdiction in Dallas County, Texas.

     The perfection, validity and enforcement of the Deed of Trust and other Collateral Documents, to the extent they involve the creation, perfection, validity and enforcement of liens against the Mortgaged Property, are intended to be governed by the laws of the State of [ . All other aspects of the lending transaction [contemplated by the Loan Agreement, and the indebtedness] evidenced by the Note, and all other documents executed in connection therewith, shall be governed by the laws of the State of] Texas or the laws of the United States, as applicable.


                                        ----------------------------------------

                                  EXHIBIT 22.1

                             Greenbriar Corporation
                                  Subsidiaries

Altman Nursing, Inc
American Care Properties I, Inc.
American Care Communities of Sanford, Inc.
American Care Communities of Florida, Inc.
American Country Time, Inc.
American Care Communities, Inc.
Assisted Lending, Inc.
Berne Village, Inc.
CareAmerica, Inc.
Carolina Care Communities, Inc.
Complete Corporation
Crown Pointe, Inc.
Crown Pointe Development - Corona (LP)
Equivest Roswell Square, Inc.
Equivest, Inc.
Equivest West, Inc.
Equivest Fairington, Ltd.
Equivest Oak Tree, Ltd.
Equivest Properties, Inc.
Graybrier, Inc.
Greenbriar Payroll Company
Greenbriar Corporation
Greenbriar Leasing Corporation
Greenbriar Financial Corporation
Harlingen Retirement LC
Hermiston Assisted Living, Inc.
Kellway Corporation
King City Retirement Corporation
Lake James, Inc.
Lewiston Group LLC
Liberty Acquired Brain Injury Habilitation Services, Inc.
Lincolnshire Partners
Maranatha Manor of Spartanburg, Inc.
Medical Concepts, Inc.
MRC Assisted Living, Inc.
Neawanna By The Sea Limited Partnership
Oak Harbor Retirement Center, Inc.
Oak Harbor Retirement Center LP
Oak Park-Clermont, Inc.
Paradise-Greenbriar, Inc.
Remuda Acquisition Corp.
Residential Healthcare Properties, Inc.
Residential Healthcare Properties of Texas, Inc.
Retirement Housing Associates (LP)
Rhoades/Powell, Inc.
Rose Arbor of Ocala, Inc.
Rose Garden Estates LLC
Rose Manor of Cary, Inc.
Rose Tara Plantation, Inc.
Rose Terrace of Wendell, Inc.
Roswell Retirement Ltd. Co.
Roswell Senior Apartments Ltd. Co.
RRSP, Inc.
Sweetwater Springs Group, LLC
Tara Management, Inc.
The Greenbriar at Sherman, Inc.
The Terrace Retirement, Inc.
The Greenbriar at Muskogee, Inc.
The Denison-Greenbriar Inc.
The Briarcliff at Texarkana, Inc.
Transferco, Inc.
Villa Residential Care Homes - Corpus Christi South, L.P.
Villa Residential Care Homes -Arlington L. L.P. (49%)
Villa Residential Care Homes - Granbury, L.P.
Villa Residential Care Homes, Inc.
Villa Del Rey-Roswell Limited Partnership
Villa Residential Care Homes - Oak Park, L.P.
Villa Residential Care Homes - Forth Worth, L.P.
Villa Del Rey-Seaside, Inc.
VLS & Associates, Inc.
Wedgwood Corporation
Wedgwood Retirement Inns, Inc.
Windsor House Florence, Inc.
Windsor House West, Inc.
Windsor House Greenville, LLC

                                  EXHIBIT 23.1

              Consent of Independent Certified public Accountants


We have issued our report dated March 13, 1998 accompanying the financial statements included in Greenbriar Corporation of Form 10-KSB for the year ended December 31, 1997. We hereby consent to the incorporation by reference of said report in the Registration Statements of Greenbriar Corporation on Form S-3 (File No. 33-64840) and Form S-8 (File No. 33-65856 and 33-33985).

/s/ Grant Thornton LLP
----------------------
GRANT THORNTON LLP

Dallas, Texas
April 14, 1998