Form 10-Q
period 1998-03-31
GREENBRIAR CORP
filed 1998-05-19
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 1998

                                       or

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT of 1934

                For the transition period from         to
                                               -----      -----

                         Commission File Number: 0-8187

                             GREENBRIAR CORPORATION
                 (Name of Small Business Issuer in its Charter)

         Nevada                                            75-2399477
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
                                    YES X  NO
                                       ---   ---
At May 12, 1998, the issuer had outstanding approximately 6,733,000 shares of par value $.01 common stock.

                             Greenbriar Corporation


Part I.     Financial Information


            Item 1.    Financial Statements
                       Consolidated Balance Sheets March 31, 1998
                       and December 31, 1997..................................3

                       Consolidated Statements of Operations
                       Three Months Ended March 31, 1998 and 1997.............5

                       Consolidated Statements of Cash Flows
                       Three Months Ended March 31, 1998 and 1997.............6

                       Notes to Consolidated Financial Statements.............8

            Item 2.    Management's Discussion and Analysis
                       or Plan of Operation..................................12


Part II.    Other Information


            Item 3.  Exhibits .............................................. 15

                     Signatures............................................. 16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             Greenbriar Corporation
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                     March 31,     December 31,
                                                       1998            1997
                                                   ------------    ------------
                                                   (Unaudited)
         ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $ 12,322      $    23
  Accounts receivable - trade                            2,045        1,162
  Stock subscription receivable                                      22,000
  Real estate operations held for sale,
    at lower of cost or market                           1,500
  Other property held for sale                           2,339
  Other current assets                                   1,553        1,317
                                                      --------      -------
         Total current assets                           19,759       24,502

Real Estate Operations Held for Sale,
  at lower of cost or market                             1,334        3,097

Deferred Income Tax Benefit                              3,606        2,632

Investment in Securities, at cost                        2,025        2,025

Mortgage Notes Receivable, net of
  deferred gain of $3,083                                3,617        3,617

Property And Equipment, at Cost
 Land and improvements                                  11,732       12,114
 Buildings and improvements                             80,214       80,758
 Equipment and furnishings                               6,167        5,898
 Construction in progress                                3,771        4,864
                                                      --------     --------
                                                       101,884      103,634
         Less accumulated depreciation                   6,036        5,486
                                                      --------     --------
                                                        95,848       98,148

Deposits                                                 4,975        3,619

Goodwill and Other Intangibles                          12,647       12,129

Other Assets                                               802        1,474
                                                     ---------     --------
                                                      $144,613     $151,243
                                                     =========     ========

                             Greenbriar Corporation
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                             (Amounts in thousands)


                                                        March 31,   December 31,
                                                          1998            1997
                                                          (Unaudited)


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                 $   8,960    $  13,403
 Notes payable - affiliate                                  198        1,479
 Accounts payable - trade                                 1,056        1,883
 Accrued expenses                                         2,779        3,345
 Other current liabilities                                2,689        1,798
                                                      ---------    ---------

         Total current liabilities                       15,682       21,908

Mortgage Notes Collaterized By
  Real Estate Held For Sale                                 890          893

Long-term Debt                                           56,293       54,851

Financing Obligations                                    10,815       10,815

Other Long-Term Liabilities                                 312          259
                                                      ---------    ---------

         Total Liabilities                               83,992       88,726

Preferred Stock Redemption Obligation                     4,972

STOCKHOLDERS' EQUITY
  Preferred stock                                           289          289
  Common stock,$.01 par value; authorized,
  20,000 shares; issued and outstanding,
  7,300                                                      73           73
  Additional paid-in capital                             78,974       83,339
  Accumulated deficit                                   (21,172)     (18,669)
                                                      ---------    ---------
                                                         58,164       65,032
  Less stock purchase note receivable
    (including $2,438 from related parties)              (2,515)      (2,515)
                                                         55,649       62,517
                                                      $ 144,613    $ 151,243
                                                      =========    =========

                             Greenbriar Corporation
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands, except share data)

                                                        For the Three
                                                    Months Ended  March 31,
                                                      1998          1997
                                                    ------------  ----------
                                                   (Unaudited)    (Unaudited)

Revenue
  Assisted Living Operations                        $ 14,033     $ 8,878
  Other                                                   40          27
                                                     -------     -------
                                                      14,073       8,905
  Operating Expenses
  Assisted Living Community Operations                 9,563       5,754
  Lease Expense                                        2,544       1,118
  Depreciation and amortization                        1,129         758
  Corporate General and Administrative                 1,529       1,469
                                                     -------     -------

                                                      14,765       9,099
                                                     -------     -------

    Operating loss                                      (692)       (194)

Other Income (expense):
  Interest and dividend income                           326         153
  Interest expense                                    (1,736)     (1,580)
  Other                                                 (365)        616
                                                     -------     -------

                                                      (1,775)       (811)
                                                     -------     -------
Loss from Operations
  before Income Taxes                                 (2,467)     (1,005)


Income Tax Expense (Benefit)                            (974)       (429)
                                                     -------     -------

  NET EARNINGS (LOSS)                                 (1,493)       (576)


Preferred stock dividend requirement                  (1,012)        (80)
                                                     -------     -------

Loss allocable to common shareholders                 (2,505)       (656)

Net loss per common share - basic
  and diluted                                       $   (.34)    $  (.10)

Weighted average number of common and
   equivalent shares outstanding                       7,310       6,564

                             Greenbriar Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                  For the Three
                                             Months Ended  March 31,
                                                1998        1997
                                             ---------     ---------
                                            (Unaudited)   (Unaudited)

Cash flows from operating activities
  Net loss                                  $ (1,493)   $   (576)
  Adjustments to reconcile net loss
     to net cash used in
       operating activities
     Depreciation and amortization             1,129         714
     Deferred income taxes                      (974)
         Changes in operating assets
       and liabilities,
           net of effect of acquisition
          Accounts receivable                   (883)       (103)
          Other current and noncurrent
           assets                             (2,017)     (1,362)
           Accounts payable and other
           liabilities                          (490)     (1,491)
                                            --------    --------
           Net cash used in operating
             activities                       (4,728)     (2,818)

Cash flows from investing activities
Collections of notes receivable                 --            29
Purchase of Property and Equipment              (326)     (1,196)
Additions to Notes Receivable                   --           (61)

   Net Cash used in
                     investing activities       (326)      (1228)
                                            --------    --------
Cash flows from financing activities
   Proceeds from borrowings                   14,680       1,924
   Payments on debt                          (18,965)       (235)
   Dividends on preferred stock                 (362)        (80)
   Purchase of common and preferred stock       --            (1)
   Exercise of stock options                    --           206
   Issuance of preferred stock                22,000        --
                                            --------    --------

          Net Cash provided by
             financing activities             17,353       1,814
                                            --------    --------
            NET INCREASE IN CASH
             AND CASH EQUIVALENTS             12,299      (2,232)
                                            --------    --------

                             Greenbriar Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                    For the Three
                                                 Months Ended   March 31,
                                                    1998          1997
                                                (Unaudited)    (Unaudited)

Cash and cash equivalents at beginning
  of period                                             23      2,784
                                                 ---------   --------

Cash and cash equivalents at end of
         period                                  $  12,322   $    552
                                                 ---------   --------


Supplemental information on noncash investing and financing transactions is as follows (in thousands):

   Stock dividend paid on preferred
     shares
                                                 $    --     $     16

                             Greenbriar Corporation
                         NOTES TO CONSOLIDATED FINANCIAL
                    STATEMENTS For the Unaudited Three Months
                          Ended March 31, 1998 and 1997

NOTE A - BASIS OF PRESENTATION

The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of Greenbriar Corporation and its majority-owned subsidiaries (collectively, "the Company"). All significant inter-company transactions and accounts have been eliminated.

The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for interim financial statements. These financial statements have not been examined by independent certified public accountants, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.

Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 respectively.


NOTE B - ACQUISITIONS

VILLA RESIDENTIAL CARE HOMES, INC.

On December 29, 1997, Greenbriar acquired Dallas, Texas based Villa Residential Care Homes, Inc., and related partnerships ("Villa"). Villa leased and operated 11 assisted living communities in Texas with a resident capacity of 955. A Greenbriar subsidiary became the managing general partner of the operating partnerships.

The purchase price was 184,476 shares of registered Greenbriar common stock and 10,464,321 operating partnership units convertible after one year holding period into 536,990 shares of Greenbriar common stock subject to future registration rights. An additional 85,984 shares of common stock and 1,568,904 operating partnership units convertible into 80,510 shares of common stock subject to future registration rights may be issued within two years based on certain of the communities meeting performance requirements. The total number of Greenbriar common shares to be issued in the transaction will therefore be between 721,466 and 887,960. For accounting purposes, the common shares into which the operating units will be converted have been included in outstanding common shares.

WINDSOR GROUP

In October 1997 Greenbriar issued 160,000 shares of Greenbriar common stock in the acquisition of the Windsor Group. The Windsor Group owned and operated two communities and had two under construction and expansion underway in one of the two existing communities. The completion of that construction will provide the service capacity for an additional 122 residents.

The acquisitions have been accounted for as purchase transactions and Villa's and Windsor's operations are reflected in the consolidated statement of earnings beginning January 1, 1998 and October 1, 1997 respectively.

The following table presents pro forma unaudited consolidated results of operations for the three month period ended March 31, 1997, assuming that the acquisition had taken place on January 1, 1997. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition been made on January 1, 1997, or of future results of operations of the combined companies.

                                                     (Amounts in Thousands,
                                                     except per share data)
                                                         For the Three
                                                          Month Ended
                                                         March 1, 1997
                                                          (Pro Forma)
                                                          (Unaudited)

Revenue                                                    $ 10,627
Net Loss                                                   $   (753)
Preferred stock dividend requirement                       $    (80)
Loss allocable to common shareholders                      $   (833)
     NET EARNINGS PER SHARE                                $   (.11)


NOTE C - DISPOSITION OF REAL ESTATE OPERATIONS

As of March 31, 1998 the Company owned three shopping centers in Georgia. While all the centers are profitable, they do not fit into the Company's long range strategic plans and commitment to the assisted living industry. The Company is actively attempting to sell all the centers.

The Company has a contract to sell one of the shopping centers for $1,500,000. This sale is scheduled to close in the second quarter of 1998. Management expects that the remaining two centers will be sold for amounts that will at least equal to $1,334,000, the book value of the real estate assets.

In addition the Company has a contract to sell one of it's assisted living communities for an amount slightly in excess of it's book value of $2,339.000. The sale is scheduled to close in the second quarter of 1998.


NOTE D - LONG-TERM OBLIGATIONS

Long-term debt is comprised of the following (in thousands):


                                                                                                  March 31,        December 31,
                                                                                                    1998               1997
                                                                                                  ---------        ------------

   Notes payable to financial  institutions  maturing  through  2015;  fixed and variable Interest rates ranging from 7.5% to 11.75%; collateralized by, property, fixtures, equipment and the assignment of rents
                                                                                                 $ 29,911          $ 30,090

   Notes payable to individuals and companies  maturing  through 2022;  variable and fixed interest rates ranging from 7% to 12%  collateralized by real property, personal property,  fixtures, equipment and the assignment of rents
                                                                                                    5,048             9,544

   Note  payable to the Redevelopment Agency of the City of Corona,  California,
         payable into a sinking fund  semi-annually  in increasing  amounts from
         $65 to $420  through  May 1, 2015;  variable  interest  rate of 5.6% at
         December 31, 1997;  collateralized by personal property, land, fixtures and rents
                                                                                                    7,495             7,495

   Notes payable to related parties
         maturing in 2001; interest
         rates ranging from 9.25% to 12%                                                                                897

   Notes payable  to  financial  institutions  maturing  through  2000;  bearing interest at prime plus .50% to 1.25%; collateralized
         by property and equipment                                                                  7,964             8,023

   Mortgage note payable to a
         financial institution maturing
         in 2007; bearing interest at
         11.35%; collateralized by
         property and equipment                                                                                      14,062
                                                                                                   11,413
   Other
                                                                                                      773               792
                                                                                                 --------            -------
                                                                                                   65,253            68,254

         Less: current maturities                                                                   8,960            13,403
                                                                                                 $ 56,293          $ 54,851
                                                                                                 ========         =========







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

NOTE E - PREFERRED STOCK

The following summarizes the various classes of preferred stock at December 31, 1997 and March 31, 1998. (amounts in thousands except per share data):

       Series  B  cumulative   convertible  preferred  stock,  $.10  par  value;
       liquidation   value  of  $100;   authorized,   100  shares;   issued  and
       outstanding, 1 share                                                                      $      1

       Series D cumulative convertible preferred stock,
       $.10 par value; liquidation value of $3,375;
       authorized, issued and outstanding, 675 shares                                                  68

       Series F voting cumulative  convertible  preferred stock, $.10 par value;
       liquidation value of $14,000; authorized, issued and outstanding,
       1,400 shares                                                                                   140

       Series G cumulative convertible preferred stock,
       $.10 par value; liquidation value of $8,000;
       authorized, issued and outstanding, 800 shares                                                  80
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

    The Series D preferred stock has a liquidation value of $5 per share and is convertible into common stock at $10.00 per share. Cumulative dividends are payable in cash at a rate of 9.5%.

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

    The 14% guaranteed return will be accreted by a charge to accumulated deficit. The amount of the Cash Payment that would be required assuming conversion at each balance sheet date will be transferred from stockholders equity to temporary equity. At March 31, 1998, a Cash Payment of $4,972,000 would have been due assuming conversion took place.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

During 1994 the Company began a series of steps to focus its business on the development, management and ownership of assisted living properties. The Company began construction of its first assisted living community in July 1995, and opened such community to residents on May 30, 1996. By July 1, 1996, the Company (not including the communities of Wedgwood and American Care) had three additional assisted living communities under construction. In order to increase the Company's presence in the assisted living industry, create geographic diversity and obtain experienced personnel, the Company acquired Wedgwood in March 1996 and American Care in December 1996, Windsor in October 1997 and Villa in December 1997. The Acquisitions of Wedgwood, Windsor and Villa have been accounted for as purchases, and the historical financial statements of the Company do not include any revenues or earnings (losses) attributed to those operations prior to the acquisition. The American Care acquisition has been accounted for as a pooling of interests and accordingly, the Company's financial statements have been restated to include the accounts and operations of American Care for all periods prior to the acquisition.

Results of Operations

Three month period ended March 31, 1998 compared to three month period ended March 31, 1997.

Revenues and Operating Expenses from Assisted Living Operations

Revenues were $14,073,000 for the three months ended March 31, 1998 as compared to $8,905,000 for the three months ended March 31, 1997. Combined operating expenses including assisted living community expenses, lease expense and depreciation and amortization, were $13,236,000 for the three months ended March 31, 1998 as compared to $7,630,000 for the three months ended March 31, 1996.

Villas and Windsor were acquired in the fourth quarter of 1997 in transactions that were accounted for as purchases. The revenue and related expenses for the communities acquired through these acquisitions are not included in the amounts for 1997. The revenues and related expenses for these communities for the three months ended March 31, 1997 were $ 1,722,000 and $ 2,015,000, respectively. The balance of the increases are due to the growth of Villa's and Windsor in the last three quarters of 1997, the opening by Greenbriar of new communities during 1997 and increased census at the existing communities.


                                                  Three-Month Period Ended
                                                       March 31, 1998
                                                   (Amounts in thousands)

                                             Stabilized    Start-up       Total
                                             Communities   Communities
                                                (1)           (2)
                                             -----------   -----------  --------
Assisted Living Community Income             $ 13,458      $    575     $ 14,033
Assisted Living Community Operating
   Expenses                                     8,866           697        9,563
                                             --------      --------     --------
Gross Operating Income (loss)                   4,592          (122)       4,470

Lease Expense                                   2,268           276        2,544
Community depreciation &
   amortization                                   810            51          861
                                             --------      --------     --------
Income (loss) from Community
   Operations                                $  1,514      $   (449)   $   1,065
                                             ========      ========    =========

      1. Stabilized communities are those communities that have been operating for one year or have achieved stabilized occupancy of 95%.

      2. Start-up communities are those communities that have not been operating for one year and have not achieved a stabilized occupancy of 95% or more.

      3.    The Company owns or leases 46 stabilized and 5 start-up communities.


      4. The community operating expense does not include corporate general and administrative expense or lease expense for the respective communities.



Corporate General and Administrative Expenses

General and administrative expenses were $1,529,000 for the three months ended March 31, 1998 compared to $1,469,000 for the three months ended March 31, 1997. The increases were due primarily to the growth in the number of communities.

Interest Expense

Interest expense for the three months ended March 31, 1998 was $1,736,000 compared to $1,580,000 for the comparable period in 1997. The increase in interest expense represents the interest incurred on the mortgage debt and financing obligations on the acquired communities, as well as debt incurred on new communities which opened in 1997.

Liquidity and Capital Resources

At March 31, 1998, the Company had working capital of $4,077,000.

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

As of March 31, 1998, the Company has loans in place or has received commitments for future financing, subject, in the case of the commitments, to final documentation, as follows:

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

PART II.  OTHER INFORMATION

Items 1-2 Are Not Applicable

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

During the first quarter of 1998, the Company filed a report dated January 13, 1998 on Form 8-K which reported the acquisition of Villa Residential Care Homes, Inc.

                             Greenbriar Corporation


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.




                                        Greenbriar Corporation



Date:  May 12, 1998                     By: /s/ Gene S. Bertcher
                                           ---------------------
                                            Executive Vice President
                                            Chief Financial Officer