Form 10KSB/A
period 1997-12-31
GREENBRIAR CORP
filed 1998-07-09
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

                          Commission file number 0-8187
                             GREENBRIAR CORPORATION
             (Exact name of Registrant as specified in its charter)

          Nevada                                                75-2399477
--------------------------------                           ---------------------
(State or other jurisdiction of                              (IRS Employer
 Incorporation or organization)                             Identification No.)

  4265 Kellway Circle, Dallas, Texas                             75244
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (972) 407-8400

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

Documents Incorporated by Reference-None

This filing adds Part III detailed information as the definitive Proxy Statement was not filed as planned.



Transitional Small Business Disclosure Format (check one):

                                 YES [ ] NO [X]

                                    PART III
                                    --------
ITEM 9:           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------

     Name                           Age             Position

James R. Gilley                     64       Chairman of the Board
Floyd B. Rhoades                    57       President & Chief Executive Officer
Gene S. Bertcher                    49       Executive Vice President
                                             Chief Financial Officer
Robert L. Griffis                   62       Senior Vice President
Don C. Benton                       43       Director
Paul G. Chrysson                    43       Director
Matthew G. Gallins                  42       Director
Victor L. Lund                      69       Director
Michael E. McMurray                 43       Director


James R. Gilley has been Chairman of the Company since November 1989 and was President and Chief Executive Officer from November 1989 until December 31, 1996.

Floyd B. Rhoades has been a Director and Chief Executive Officer of the Company since December 31, 1996. He has been the Chairman, President and Chief Executive Officer of American Care Communities, Inc. ("American Care") since its inception in 1992. American Care became a wholly owned subsidiary of the Company on December 31, 1996. From 1985 to 1991 Mr. Rhoades served as President of Living Centers. In 1992 Mr. Rhoades was the recipient of the National Council of Aging's Distinguished Service Award. He was the founding President of the North Carolina Assisted Living Association, and he is a Board Member of the Accreditation Commission for Home Care.

Gene S. Bertcher has been Executive Vice President and Chief Financial Officer and Treasurer of the Company since November 1989 and was a Director from November 1989 until September 1996. He is a certified public accountant.

Robert L. Griffis has been Senior Vice President of the Company since November 1992 and Secretary since June 1994 and was a Director from June 1994 until September 1996. For the nine years prior to becoming an officer of the Company, he was involved in the healthcare industry, as Senior Vice President of Retirement Corporation of America, Senior Vice President of National Heritage, Inc., President of Health Resources, Inc., President of the long term care division of Clinitex Corp., and from 1991 to 1992 as a consultant to the Company.

Don C. Benton has been a Director since June 1994. Mr. Benton currently serves as a consultant to various twelve step ministry programs. He was Director of Twelve Step Ministries, Lovers Lane United Methodist Church of Dallas from 1991 until 1997 and has been a Consultant for Spiritual Counseling and Education for the Addiction Recovery Center since 1993 and also served in that capacity for the Argyle Specialty Hospital. He has served as unit coordinator, admissions coordinator, and milieu therapist for various hospitals and facilities throughout Texas since 1988. He is a Licensed Chemical Dependency Counselor, and a Certified Alcohol and Drug Abuse Counselor.

Paul G. Chrysson has been a Director since May 1995. He is President of C.B. Development Co., Inc., a North Carolina real estate developer, a position he has held for over five years. Mr. Chrysson is a member of the boards of directors of Boddie-Noell Properties, Inc. and the Board of Advisors of Wachovia Bank-Winston Salem and has served on the boards of various charitable organizations. He has been a licensed real estate agent since 1974 and a licensed contractor since 1978.

Matthew G. Gallins has been a Director since June 1994. Since 1990, Mr. Gallins has been a Director, President and Chief Operations Officer of Gallins Vending Company, Inc., a food services vending company. He has also been the owner and served as Vice President and Secretary of Exit Inc. (d.b.a. Tomatoz Grill), a restaurant, since 1993. He is a Foundation Board Director for Tanglewood Park in North Carolina, a Member of the Annual Campaign Fund for the United Way, and past Chairman of Special Events Solicitation Committee for the Forsyth County Mental Health Association. He is director of Southern Community Bank in Winston-Salem, North Carolina.

Victor L. Lund was the founder of Wedgwood Retirement Inns, Inc. ("Wedgwood") in 1977. Wedgwood became a wholly owned subsidiary of the Company on March 31, 1996. For most of Wedgwood's existence, he was the Chairman of the Board, President and Chief Executive Officer, positions he held until Wedgwood was acquired by the Company. He presently continues to serve as Chairman of the Board of Wedgwood.

Michael E. McMurray has been a Director since May 1991. Since July 1987, Mr. McMurray has been Vice President of Investments for Prudential Securities. Prior to joining Prudential Securities, Mr. McMurray was a financial consultant for Shearson Lehman Hutton from 1983 until July 1987.




ITEM 10:          EXECUTIVE COMPENSATION
----------------------------------------

                                            Summary Compensation Table


                                                                           Long Term
                                                                         Compensation-
            Name and                                                       Number of
           Principal                                                       Shares of
           Position                                 Annual                Common Stock                 All
           ---------                             Compensation-              Underlying                 Other
                                    Year            Salary                   Options             Compensation(1)
                                    ----         -------------           -------------           ---------------

James R. Gilley,                    1997           $460,000                  200,000                  $6,500
  Chairman(2)                       1996            460,000                  200,000                   8,500
                                    1995            460,000                  200,000                   7,500

Floyd B. Rhoades                    1997           200,000                   200,000                   6,500
 President and Chief                1996           152,000                      -                        -
 Executive Officer(2)               1995           153,000                      -                        -

Gene S. Bertcher,                   1997           180,000                      -                        -
  Executive Vice                    1996           180,000                      -                      7,500
  President and  Chief              1995           172,500                      -                      6,500
  Financial Officer








                                                                           Long Term
                                                                         Compensation-
            Name and                                                       Number of
           Principal                                                       Shares of
           Position                                 Annual                Common Stock                 All
           ---------                           Compensation-              Underlying                 Other
                                    Year            Salary                   Options             Compensation(1)
                                    ----       --------------            --------------          ---------------
Robert L. Griffis,                  1997           100,000                      -                        -
  Senior Vice President             1996           120,000                      -                      7,500
                                    1995           115,000                      -                      6,500

Paul W. Dendy (3)
  Executive Vice President          1997           125,000                      -                        -
                                    1996           131,250                   10,000                    7,500
                                    1995            75,000                      -                        -
-------------------------


(1)    Constitutes directors' fees paid by the Company to the named individuals.

(2) James R. Gilley served as President and Chief Executive Officer until December 31, 1996. Floyd B. Rhoades was named President and Chief Executive Officer on December 31, 1996.

(3) Paul W. Dendy ceased to be an executive officer in May 1998. His compensation for 1995 and a portion of 1996 represent compensation paid by Wedgwood Retirement Inns, Inc. prior to its acquisition by the Company on March 31, 1996.



                                                Option Grants Table
                                        (Option Grants in Last Fiscal Year)


                                                           Percent of
                         Number of Securities            Total Options               Exercise or
                              Underlying            Granted to Employees in           Base Price          Expiration
        Name                Options Granted                Fiscal Year                 Per Share             Date
        ----               -----------------              ------------                ----------            -----

James R. Gilley                 200,000                       50%                       $17.50             12/31/07
Floyd B. Rhoades                200,000                       50%                        17.50             12/31/07




                                    Aggregated Option Exercises in Last Fiscal
                                           Year and FY-End Option Values


                                                                                                      Value of Unexercised
                                                                 Number of Securities                     In-the-Money
                                                                Underlying Unexercised                  Options at 1997
                         Shares Acquired        Value           Options at 1997 FY-End                       FY-End
                                                                ----------------------                      -------
        Name               on Exercise        Realized         Exercisable Unexercisable           Exercisable Unexercisable
        ----               -----------        --------         -------------------------           ----------- -------------

James R. Gilley                 -                 -             600,000             -             $2,244,000           $-
Floyd B. Rhoades                -                 -             200,000             -                 -                 -

Gene S. Bertcher                -                 -              20,000             -                127,500            -
Paul W. Dendy                   -                 -              10,000             -                 63,750            -

Stock Option Plan

         The Compensation Committee administers the Company's 1992 Stock Option Plan, as amended (the "1992 Plan"), and 1997 Stock Option Plan (the "1997 Plan"), each of which provides for grants of incentive and non-qualified stock options to the Company's executive officers, as well as its directors and other key employees, and consultants in the case of the 1997 Plan. Under both Plans, options are granted to provide incentives to participants to promote long-term performance of the Company and specifically, to retain and motivate senior management in achieving a sustained increase in stockholder value. Currently, neither Plan has a pre-set formula or criteria for determining the number of options that may be granted. The exercise price for an option granted under both Plans is determined by the Compensation Committee, in an amount not less than 100 percent of the fair market value of the Company's Common Stock on the date of grant. The Compensation Committee reviews and evaluates the overall compensation package of the executive officers and determines the awards based on the overall performance of the Company and the individual performance of the executive officers. The Company currently has reserved 217,500 shares of Common Stock for issuance under the 1992 Plan and 500,000 shares of Common Stock under the 1997 Plan. As of the date of this Proxy Statement, options had been granted for all but 63,500 shares reserved under the 1992 Plan and no options had been granted under the 1997 Plan.

Employment Agreements

         Effective December 31, 1996, the Company entered into an employment agreement with Floyd B. Rhoades to become the President and Chief Executive Officer of the Company. Mr. Rhoades' agreement is for a term of three years, with an annual salary of $200,000.

         Effective January 1, 1997, the Company entered into an Employment Agreement with James R. Gilley to serve as Chairman for a three year term that recommences each day. The Agreement provides for base salary of $460,000 and 200,000 fully vested, non-qualified stock options each year in lieu of any cash bonus. The Agreement may be terminated early only upon resignation, mutual consent or for good cause.

         Also effective January 1, 1997, the Company entered into an Employment Agreement with Gene S. Bertcher to serve as Executive Vice President for a two year term that recommences each day. The Agreement provides for base salary of $180,000 and discretionary bonus, and may be terminated early only upon resignation, mutual consent, or for good cause.



ITEM 11:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

                                           Preferred Stock                                        Common Stock
                                      ------------------------       ---------------------------------------------------------------
                                                                                                       Number of Shares
                                        Number         Percent        Number       Percent           Assuming Full           Percent
          Name & Address                  of             of             of            of        Conversion of Preferred         of
        of Beneficial Owner             Shares         Series         Shares        Class      Stock & Options By Holder      Class

                                      Series D Preferred Stock(1)
                                      ------------------------
James R. Gilley                        675,0002         100%        3,607,1513      35.0%              2,944,651              37.9%
4265 Kellway Circle
Addison TX 75244
Sylvia M. Gilley                       675,0002         100%        2,607,1513      35.0%              2,944,651              37.9%
6211 Georgian Court
Dallas TX 75240
Victor L. Lund                            -               -          1,214,961      18.0%              1,214,961              18.0%
816 NE 87th Avenue
Vancouver WA 98664
Floyd B. Rhoades                          -               -         1,022,0004      14.7%              1,022,000              14.7%
4265 Kellway Circle
Addison TX 75244
Gene S. Bertcher                          -               -           74,0005        1.1%                74,000                1.1%
4265 Kellway Circle
Addison TX 75244
Robert L. Griffis                         -               -           30,0006         *                  30,000                 *
4265 Kellway Circle
Addison TX 75244
Michael E. McMurray                       -               -           10,0007         *                  10,000                 *
5330 Merrick Road
Massapequa NY 11758
Matthew G. Gallins                        -               -           15,0008         *                  15,000                 *
715 Stadium Drive
Winston-Salem NC 27101
Paul G. Chrysson                          -               -           10,0009         *                  10,000                 *
1045 Burke Street
Winston-Salem NC 27101
Don C. Benton                             -               -          10,00010         *                  10,000                 *
Arrowhead Ranch
Route 1
Clarksville TX 75246
William A. Shirley, Jr.                   -               -          568,44611       7.7%               568,446                 *
2621 State Street
Dallas TX 75204
                                    Series F & G Preferred Stock(12)
                                    ----------------------------
Lone Star Opportunity Fund, LP       2,200,00013        100%             -            -                1,257,143              15.7%
600 N Pearl Street, Suite 1550
Dallas TX 75201
American Realty Trust, Inc.14             -               -           197,500        2.9%               197,500                2.9%
10670 North Central Expressway
Suite 300
Dallas TX 75231






                                           Preferred Stock                                     Common Stock
                                      -------------------------      ---------------------------------------------------------------
                                                                                                   Number of Shares
                                        Number         Percent        Number       Percent           Assuming Full           Percent
          Name & Address                  of             of             of            of        Conversion of Preferred         of
        of Beneficial Owner             Shares         Series         Shares        Class      Stock & Options By Holder      Class
Basic Capital Management, Inc.14          -               -           141,260        2.1%               141,260                2.1%
10670 North Central Expressway
Suite 300
Dallas TX 75231
Nevada Sea Investments, Inc.14            -               -           72,800         1.1%                72,800                1.1%
10670 North Central Expressway
Suite 300
Dallas TX 75231
International Health Products, Inc.14     -               -           249,085        3.7%               249,085                3.7%
10670 North Central Expressway
Suite 300
Dallas TX 75231
Davister Corporation 14                   -               -           251,200        3.7%               251,200                3.7%
10670 North Central Expressway
Suite 300
Dallas TX 75231
Institutional Capital Corporation 14      -               -           242,500        3.6%               242,500                3.6%
10670 North Central Expressway
Suite 300
Dallas TX 75231
All executive officers & directors & 675,0001 & 2       100%         5,561,558      68.1%              5,899,058              69.4%
director  nominees as a group (10
persons)

---------------------------------

* Less than one percent

(1) Represents Series D Preferred Stock which votes with Common Stock and Series B Preferred Stock as one class. Series D Preferred Stock is convertible into Common Stock at a rate of one share of Common Stock for two shares of Series D Preferred Stock.

(2) The shares are owned by a grantor trust for the benefit of Mr. and Mrs. Gilley. Sylvia M. Gilley is the spouse of James R. Gilley.

(3) Consists of 972,851 shares of Common Stock owned by JRG Investments Co., Inc., a corporation wholly owned by James R. Gilley ("JRG"); 390,300 shares of Common Stock owned by a grantor trust for the benefit of James R. and Sylvia M. Gilley; options to James R. Gilley to purchase 200,000 shares of Common Stock at $10.75 per share, exercisable through December 1, 2000; options to James R. Gilley to purchase 200,000 shares of Common Stock at $13.275 per share, exercisable through December 31, 2006; options to James
     R. Gilley to purchase 200,000 shares of Common Stock at $17.50 per share, exercisable through December 31, 2007; a warrant to purchase 108,000 shares at an exercise price of $12.98 per share, exercisable through October 1, 2006, owned by the grantor trust for the benefit of Mr. and Mrs. Gilley; and 536,000 shares of Common Stock owned of record by Mrs. Gilley. Other than shares owned by the grantor trust, Mrs. Gilley disclaims any beneficial ownership of the shares owned by Mr. Gilley and JRG. Mr. Gilley and JRG disclaim beneficial ownership of the shares owned by Mrs. Gilley. Mr. Gilley has pledged all of his shares in JRG to Institutional Capital Corporation (formerly known as MS Holding Corp.), a non-affiliated entity, as collateral for repayment of a promissory note payable by JRG to Institutional Capital Corporation in the remaining principal amount of

     $2,996,373. The note requires payment of annual interest only until December 31, 1998, when the principal balance and all accrued interest is due and payable. Of the shares of Common Stock owned by the grantor trust, 200,000 shares were acquired by the trust from the Company in November 1993 in consideration of a $2,250,000 partial recourse promissory note executed by the grantor trust and Mr. Gilley (as co-maker). This note bears interest at an annual rate of 5.5% until November 2003, when the entire principal balance and all accrued interest is due. The note is collateralized by the 200,000 shares purchased by the grantor trust, and the grantor trust and Mr. Gilley (as co-maker) have personal recourse only for the first 20% of the principal balance.

(4) Consists of 820,000 shares of Common Stock owned by Mr. Rhoades, options to Mr. Rhoades to purchase 200,000 shares of Common Stock at $17.50 per share, and 2,000 shares owned by his spouse. Mr. Rhoades disclaims beneficial ownership of the shares owned by his spouse.

(5) Consists of 54,000 shares of Common Stock issued for promissory notes of $92,500, for which 13,000 shares are currently pledged as collateral, and options to purchase 20,000 shares of Common Stock for $11.25 per share, all of which are vested.

(6) In November 1992, Mr. Griffis obtained a loan from the Company for $75,000 which was used to exercise options to purchase 30,000 shares of the Company's Common Stock. The loan is collateralized by the shares purchased by Mr. Griffis.

(7) Consists of options to purchase 10,000 shares of Common Stock for $17.75 per share.

(8) Consists of 3,000 shares of Common Stock owned by Matthew G. Gallins LLC, 2,000 shares of Common Stock owned by Mr. Gallins' minor children, for which he serves as custodian, and options to Mr. Gallins to purchase 10,000 shares of Common Stock for $17.75 per share.

(9) Consists of options to purchase 10,000 shares of Common Stock for $17.75 per share.

(10) Consists of options to purchase 10,000 shares of Common Stock for $17.75 per share.

(11) Includes 85,155 shares of Common Stock owned of record by Mr. Shirley and 483,291 shares of Common Stock which Mr. Shirley may acquire upon conversion of certain limited partnership units.

(12) The holders of Series F Convertible Preferred Stock ("Series F Preferred Stock") are entitled to elect one memberto the Board, but this right has not been exercised by such holders. Series F Preferred Stock is not otherwise entitled to vote except with regard to certain matters that effect changes to its rights and preferences. Series G Senior Non-Voting Convertible Preferred Stock ("Series G Preferred Stock") is not entitled to vote except with regard to certain matters that effect changes to its rights and preferences.

(13) There are 1,400,000 shares of Series F Preferred Stock outstanding and 800,000 shares of Series G Preferred Stockoutstanding. The Series F Preferred Stock and Series G Preferred Stock presently are convertible into 800,000 shares of Common Stock and 457,143 shares of Common Stock, respectively.

(14) Based on a Schedule 13D, dated April 8, 1998, filed by each of these entities and by Gene E. Phillips, each of these entities owns of record the number of shares set forth for such entity in the table above and each of such entities and Mr. Phillips disclaim they filed such Schedule 13D as a "group". According to the Schedule 13D, Basic Capital Management, Inc. may be deemed to beneficially own 311,560 shares, including the shares owned of record by American Realty Trust, Inc. and Nevada Sea Investments, Inc., and Mr. Phillips may be deemed to beneficially own all 1,154,345 shares owned of record and beneficially by these six entities. In the Schedule 13D, Mr. Phillips does not affirm beneficial ownership of any of these shares.

ITEM 12:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following  paragraphs describe certain  transactions between the Company and
(i) any stockholder beneficially owning more than 5% of the outstanding Common Stock, (ii) the executive officers and directors of the Company and (iii) members of the immediate family or affiliates of any of the foregoing, which transactions occurred since the beginning of the 1996 fiscal year.

On November 19, 1993 the Company sold 200,000 unregistered shares of its Common Stock, to The April Trust, a grantor trust for the benefit of James R. Gilley, Chairman of the Board of the Company, and his wife, at a price equal to the closing price of the shares on the American Stock Exchange on that date ($11.25) per share for consideration consisting of a $2,250,000 promissory note (for which Mr. Gilley is a co-maker) for the full purchase price thereof, of which 20% of the principal amount of the note is a recourse obligation of Mr. Gilley and the grantor trust and the balance of the note is nonrecourse. Such note bears interest at the rate of 5.5% per annum, which accrues and is payable along with all principal upon maturity on November 18, 2003, and is secured by a pledge of the stock back to the Company to hold as collateral for payment of the note pending payment in full. On December 16,1996, the Compensation Committee extended the due date of such note to November 18, 2008.

Gene S. Bertcher and Robert L. Griffis, officers of the Company, are indebted to the Company for an aggregate of $92,500 and $75,000, respectively, for notes issued in payment for shares of Common Stock. Mr. Bertcher's notes are secured by a pledge of 13,000 shares of Common Stock. Mr. Griffis" note is secured by a pledge of his 30,000 shares. Such notes bear interest at a rate equal to any cash or stock dividends declared on the purchased stock, and are due in a single installment for each such note on or before December 31, 1999.

As part of the Wedgwood Acquisition and as an accommodation to the Sellers to assist them to help achieve a tax-free acquisition, James R. Gilley and members of his family agreed to contribute a retail property in North Carolina to the Company in exchange for 675,000 shares of the Company's Series D Preferred Stock. Mr. Gilley and his family had owned the retail property for over five years. The consideration received by James R. Gilley and members of his family, valued at $3,375,000, was based upon an independent appraisal of the North Carolina shopping center. The Series D Preferred Stock is unregistered, has no trading market unless converted to Common Stock, and is entitled to one vote per share on all matters to come before a meeting of stockholders. The Series D Preferred Stock bears a cumulative quarterly dividend of 9.5% per year, which approximates the cash flow Mr. Gilley and his family members were receiving from the retail property prior to its contribution to the Company. The Series D Preferred Stock is convertible into unregistered shares of Common Stock at a ratio of one share of Common Stock for two shares of Series D Preferred Stock. Mr. Gilley and his family members and affiliates transferred all of the shares of Series D Preferred Stock to The April Trust effective April 1997.

The Company agreed to register the shares of Common Stock into which the Series D Preferred Stock is convertible under limited circumstances, as follows: (i) the Company agreed to give the holders of such shares the right to demand registration of all or a portion of the Common Stock upon conversion provided holders of at least a majority of the shares join in such demand; and (ii) the Company agreed to give the holders of Common Stock "piggy-back" registration rights to include all or a portion of the shares in any other registration statement filed by the Company under the Securities Act (other than on Form S-8 or Form S-4), subject to certain rights of the Company not to include all or a portion of such shares under certain circumstances. The Company agreed to pay all expenses of the demand or piggy-back registration, other than underwriting fees, discounts or commissions.

The Company agreed to register the shares of Common Stock into which the Series E Preferred Stock was converted in connection with the Wedgwood Acquisition, a large percentage of which is held by Victor L. Lund, under limited circumstances, as follows: (i) commencing two years after the closing of the Wedgwood Acquisition, the Company agreed to give the holders of such shares the right to demand registration of all or a portion of the Common Stock provided at least a majority of the shares join in such demand; and (ii) the Company agreed to give the holders of the Common Stock "piggy-back" registration rights to include all or a portion of the shares in any other registration statement filed by the Company under the Securities Act (other than on Form S-8 or Form S-4), subject to certain rights of the Company not to include all or a portion of such shares under certain circumstances.

The Company agreed to pay all expenses of the demand or piggy-back registration, other than underwriting fees, discounts or commissions.

In connection with the Wedgwood Acquisition, the Company entered into a Construction Management Agreement with Victor L. Lund pursuant to which Mr. Lund agreed to serve, for three years following closing of the Wedgwood Acquisition, as a construction manager to oversee construction for the Company of up to 20 assisted living facilities, including those that provide Alzheimer's care, during the term of the agreement. The Construction Management Agreement was terminated by mutual agreement in October 1997. Mr. Lund received monthly fees based on the percentage of completion of each facility with a total fee of $150,000 for each facility successfully completed, less any distributions paid to Mr. Lund from any partnership or limited liability company in which Mr. Lund and the Company both own equity interests. Mr. Lund was responsible for paying the costs of any construction supervisors or similar on-site personnel employed by him to satisfy his oversight duties to the Company. Mr. Lund owns a 51% equity interest and the Company owns a 49% equity interest in two limited partnerships. The Company has an option to buy Mr. Lund's interests in these partnerships for $10,000.

Various representations were made to the Company in connection with the Wedgwood Acquisition. Subsequent to the acquisition, two lawsuits were filed against the Company and Victor L. Lund. In October 1997, the Company and Mr. Lund entered into an agreement whereby the Company would indemnify him for any damages resulting from the lawsuits and to agree to assume responsibility for all legal fees associated with the lawsuits. In return, Mr. Lund agreed to give the Company 125,000 shares of Common Stock. Subsequent to entering into this agreement, the Company and Mr. Lund were awarded a summary judgment and a directed verdict, including legal fees, by the respective courts.

Victor L. Lund and Mark W. Hall, a former officer of the Company, made loans to Wedgwood of $880,158 during several years prior to the Company's acquisition of Wedgwood to partially fund construction and acquisition of facilities, and for working capital. The notes bear interest at rates ranging from 9.25% to 10.50% and were due on demand. The remaining balances of these loans were paid in full in March 1998. In addition, as of June 30, 1998, Mr. Lund has guaranteed repayment of approximately $11,000,000 of Wedgwood indebtedness and the Company has agreed to indemnify Mr. Lund against any liability under his guarantees.

In 1996, The April Trust purchased a Stock Purchase Warrant from an unaffiliated holder to purchase 108,000 shares of Common Stock at an exercise price of $12.98 per share. Such warrant contains anti-dilution clauses requiring a reduction in the exercise price to adjust for any issuances of Common Stock at a price less than the exercise price, which had occurred and would occur in connection with the merger with American Care. To eliminate any future conflicts and negotiations of changes in the exercise price, the warrant was amended to fix the exercise price at $10.00 and to extend the termination date until October 1, 2006.

On January 13, 1998, Lone Star Opportunity Fund, L.P. ("Lone Star") purchased 1,400,000 shares of Series F Preferred Stock and 800,000 shares of Series G Preferred Stock for an aggregate purchase price of $22,000,000. The Series F Preferred Stock and Series G Preferred Stock are convertible into 1,257,143 shares of Common Stock. The Company agreed to register the shares of Common Stock into which the Series F Preferred Stock and Series G Preferred Stock are convertible under limited circumstances, as follows: (i) the Company agreed to give the holders of such shares the right to demand registration on two occasions of all or a portion of the Common Stock upon conversion provided holders of at least a majority of the shares join in such demand and the aggregate offering price is equal to at least $3 million; (ii) the Company agreed to give the holders of Common Stock "piggy-back" registration rights to include all or a portion of the shares in any other registration statement filed by the Company under the Securities Act (other than on Form S-8 or Form S-4), subject to certain rights of the Company not to include all or a portion of such shares under certain circumstances; and (iii) the Company agreed to register the shares on Form S-3 upon conversion, if Form S-3 is available to the Company, as long as the aggregate offering price for the shares registered on such Form S-3 were at least equal to $3 million and provided the Company will not be required to effect more than one registration on Form S-3 during any twelve month period. The Company agreed to pay all expenses of any demand, piggy-back or Form S-3 registration, other than underwriting fees, discounts or commissions.

It is the policy of the Company that all transactions between the Company and any officer or director, or any of their affiliates, must be approved by the Conflict of Interest Committee, which is comprised of non-management members of the Board of Directors of the Company. All of the transactions described above were approved.

SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act"), the Company has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          GREENBRIAR CORPORATION

July 8, 1998                              By:    /s/ Gene S. Bertcher
                                               ----------------------
                                                   Gene S. Bertcher
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)