Form 10QSB
period 1998-06-30
GREENBRIAR CORP
filed 1998-08-13
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1998

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

At August 12, 1998, the issuer had outstanding approximately 6,733.000 shares of par value $.01 common stock.

                             Greenbriar Corporation


Part I.           Financial Information

Item 1.           Financial Statements
                  Consolidated Balance Sheets -
                  June 30, 1998, and December 31, 1997..................... 3

                  Consolidated Statements of Earnings
                  Three and Six Months Ended June 30, 1998, and 1997....... 5

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1998, and 1997 ................ 6

                  Notes to Consolidated Financial Statements............... 7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................11


Part II.          Other Information........................................14

                  Signatures...............................................15

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                             Greenbriar Corporation
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)







ASSETS                                   June 30,  December 31,
                                           1998       1997
                                       (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents            $ 10,205   $     23
   Accounts receivable-trade               1,347      1,162
   Stock subscription  receivable           --       22,000
   Other current assets                    2,748      1,317
                                        --------   --------

      Total current assests               14,300     24,502

REAL ESTATE OPERATIONS HELD FOR SALE,
    At lower of cost or market             1,326      3,097

DEFERRED INCOME TAX BENEFIT                4,750      2,632

INVESTMENT IN SECURITIES, AT COST          2,046      2,025

MORTGAGE NOTE RECEIVABLE, net of           3,617      3,617
    Deferred gain of $3,083

PROPERTY AND EQUIPMENT, AT COST
   Land and improvements                  11,898     12,114
   Buildings and improvements             81,028     80,758
   Equipment and furnishings               6,163      5,898
   Construction in progress                 --        4,864
                                        --------   --------
                                          99,089    103,634
      Less accumulated depreciation        6,623      5,486
                                        --------   --------
                                          92,466     98,148

DEPOSITS                                   4,777      3,619

GOODWILL AND OTHER INTANGIBLES            12,590     12,129

OTHER ASSETS                                 763      1,474
                                        --------   --------
                                        $136,635   $151,243
                                        ========   ========

                             Greenbriar Corporation
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                             (Amounts in thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                    June 30,    December 31,
                                                          1998         1997
                                                          ----         ----
                                                      (Unaudited)
CURRENT LIABILITIES
   Current maturities of long-term debt                $   3,994    $  13,403
   Notes payable-affiliate                                   202        1,479
   Accounts payable-trade                                    776        1,883
   Accrued expenses                                        1,973        3,345
   Other current liabilities                               3,591        1,798
                                                       ---------    ---------

      Total current liabilities                           10,536       21,908

MORTGAGE NOTES COLLATERALIZED BY
   REAL ESTATE HELD FOR SALE                                 888          893

LONG-TERM DEBT                                            55,790       54,851

FINANCING OBLIGATIONS                                     10,815       10,815

OTHER LONG-TERM LIABILITIES                                  771          259
                                                       ---------    ---------

      TOTAL LIABILITIES                                   78,800       88,726

PREFERRED STOCK REDEMPTION OBLIGATION                     12,181         --


STOCKHOLDERS' EQUITY
   Preferred stock                                           289          289

   Common stock $.01 par value authorized, 20,000
       shares;  issued and outstanding, 7,300 shares          73           73


   Additional paid-in capital                             71,841       83,339
   Accumulated deficit                                   (24,034)     (18,669)
                                                       ---------    ---------
                                                          48,169       65,032
   Less stock purchase note receivable
      (including $2,438 from related parties)             (2,515)      (2,515)
                                                       ---------    ---------
                                                          45,654       62,517
                                                       ---------    ---------
                                                       $ 136,635    $ 151,243
                                                       =========    =========


                             Greenbriar Corporation
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (Amounts in thousands, except share data)

                                                            For The Three Month   For The Six Month
                                                               Period Ended         Period Ended
                                                                 June 30,             June 30,
                                                             1998        1997        1998       1997
                                                           --------    --------    --------    --------

                                                              (Unaudited)              (Unaudited)
Revenue
   Assisted living operations                              $ 14,129    $  9,248    $ 28,162    $ 18,126
   Other                                                         43          37          83          64
                                                           --------    --------    --------    --------
                                                             14,172       9,285      28,245      18,190

Operating Expenses
   Assisted living community
     operations                                            $  9,719    $  6,006    $ 19,282    $ 11,760
   Lease expense                                              2,751       1,146       5,295       2,264
   Depreciation and amortization                              1,144         785       2,273       1,543
   Corporate general and
     administrative                                           1,550       1,234       3,079       2,703
                                                           --------    --------    --------    --------
                                                             15,164       9,171      29,929      18,270
                                                           --------    --------    --------    --------

      Operating income (loss)                                  (992)        114      (1,684)        (80)

Other income (expense)
   Interest and dividend income                            $    244    $     80    $    570    $    233
   Interest expense                                          (1,601)     (1,589)     (3,337)     (3,169)
   Other                                                       (481)        333        (846)        949
                                                           --------    --------    --------    --------
                                                             (1,838)     (1,176)     (3,613)     (1,987)
                                                           --------    --------    --------    --------

Loss before income taxes
                                                             (2,830)     (1,062)     (5,297)     (2,067)

Income tax benefit                                           (1,144)       (585)     (2,118)     (1,014)
                                                           --------    --------    --------    --------

   Net loss                                                  (1,686)       (477)     (3,179)     (1,053)

Preferred stock dividend
   Requirement                                               (1,177)        (80)     (2,189)       (160)

Loss allocable to common
   stockholders                                            $ (2,863)   $   (557)   $ (5,368)   $ (1,213)
                                                           ========    ========    ========    ========
Net loss per common share-basic
   and diluted                                             $   (.39)   $   (.08)   $   (.73)   $   (.18)

Weighted average number of common
 and equivalent shares outstanding                            7,310       6,564       7,310       6,564


                             Greenbriar Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                            For the Six
                                                     Month Period Ended June 30,
                                                         1998        1997
                                                       ---------   ---------
                                                      (Unaudited)  (Unaudited)
Cash flows from operating activities
   Net loss                                            $ (3,179)   $ (1,053)
   Adjustments to reconcile net loss
      to net cash used in operating activities
      Discontinued operations                              --          (446)
      Depreciation and amortization                       2,273       1,543
      Loss on sales of assets                               644        --

   Changes in operating assets and
         liabilities
      Accounts receivable                                  (185)       (553)
      Deferred income taxes                              (2,118)       (818)
      Other current and non-current assets               (3,496)       (947)
      Accounts payable and other liabilities               (399)         23
                                                       --------    --------

Net cash used in Operating Activities                    (6,460)     (2,251)
                                                       --------    --------

Cash flows from Investing activities
   Proceeds from sale of assets                           7,702        --
   Collections of notes receivable                         --            96
   Purchase of property and equipment                    (2,093)     (2,155)
   Additions to notes receivable                           --          (281)
                                                       --------    --------

      Net Cash provided by (used in) Investing
         Activities                                       5,609      (2,340)

Cash flows from Financing Activities
   Proceeds from borrowings                              16,496       2,751
   Payments on debt                                     (26,243)       (705)
   Dividends on preferred stock                            (771)       (145)
   Purchase of common and preferred stock                  (472)         (1)
   Issuance of preferred stock                           22,000        --
   Exercise of stock options                               --           206
                                                       --------    --------

      Net Cash provided by Financing Activities          11,010       2,106
                                                       --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     10,159      (2,485)
                                                       --------    --------

  Cash and cash equivalents at beginning of
   period                                                    23       2,784
                                                       --------    --------
 Cash and cash equivalents at end of period            $ 10,182    $    299
                                                       ========    ========

                             Greenbriar Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Three and Six Months Ended June 30,1998, and 1997


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

Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB and Form 10-KSB/A for the fiscal year ended December 31, 1997.

NOTE B - ACQUISITIONS
---------------------

VILLA RESIDENTIAL CARE HOMES, INC.

On December 29, 1997, Greenbriar acquired Dallas, Texas based Villa Residential Care Homes, Inc., and related partnerships ("Villa"). Villa leased and operated 11 assisted living communities in Texas with a resident capacity of 955. A Greenbriar subsidiary became the managing general partner of the operating partnerships.

The purchase price was 184,476 shares of registered Greenbriar common stock and 10,464,321 operating partnership units convertible after a one year holding period into 536,990 shares of Greenbriar common stock subject to future registration rights. An additional 85,984 shares of common stock and 1,568,904 operating partnership units convertible into 80,510 shares of common stock subject to future registration rights may be issued within two years based on certain of the communities meeting performance requirements. The total number of Greenbriar common shares to be issued in the transaction will therefore be between 721,466 and 887,960. For accounting purposes, all the common shares into which the operating units may be converted have been included in outstanding common shares.

WINDSOR GROUP

In October 1997, Greenbriar issued 160,000 shares of Greenbriar common stock in the acquisition of the Windsor Group ("Windsor"). The Windsor Group owned and operated two communities, had two under construction and had expansion underway in one of the two existing communities. The completion of that construction will provide the service capacity for an additional 122 residents.

The acquisitions have been accounted for as purchase transactions and Villa's and Windsor's operations are reflected in the consolidated statement of earnings beginning January 1, 1998, and October 1, 1997, respectively.

The following table presents pro forma unaudited consolidated results of operations for the six month period ended June 30, 1997, assuming that the acquisition had taken place on January 1, 1997. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition been made on January 1, 1997, or of future results of operations of the combined companies.

                                                       For the Six Month
                                                   Period Ended June 30,1997
                                                     (Amounts in Thousands,
                                                     except per share data)

                                                            (Pro Forma)
                                                            -----------
                                                            (Unaudited)
Revenue                                                     $ 22,141
Net loss                                                    $ (1,409)
Preferred stock dividend requirement                        $   (160)
Loss allocable to common shareholders                       $ (1,569)
         NET LOSS PER SHARE-BASIC AND DILUTED               $   (.24)


NOTE C - DISPOSITION OF REAL ESTATE OPERATIONS
----------------------------------------------

At January 1, 1998, the Company owned three shopping centers in Georgia. While the centers were all profitable, they did not fit into the Company's long range strategic plan and commitment to the assisted living industry. In June 30, 1998, the Company sold one of the shopping centers for approximately $1.5 million dollars. The Company is actively attempting to sell the remaining two centers which as of June 30, 1998, have an aggregate book value of $1,326,000.

In June 1998, the Company sold one of its assisted living communities in North Carolina. The proceeds of $5.8 million dollars were used to reduce long term debt.


NOTE D - LONG-TERM OBLIGATIONS
------------------------------
Long-term debt is comprised of the following (in thousands):
                                                                                      June 30,               December 31,
                                                                                        1998                     1997
                                                                                        ----                     ----

Notes  payable  to  financial  institutions  maturing  through  2015;  fixed and variable  Interest  rates  ranging  from 7.5% to  11.75%;  collateralized  by
   property, fixtures, equipment and the assignment of rents                          $  30,359              $ 30,090

Notes payable to individuals and companies  maturing through 2022;  variable and fixed interest rates ranging from 7% to 12%  collateralized by real property,
   personal property, fixtures, equipment and the assignment of rents                     4,960                 9,544

Note payable  to the  Redevelopment  Agency of the City of  Corona,  California,
   payable into a sinking fund  semi-annually in increasing  amounts from $65 to
   $420 through May 1, 2015;  variable interest rate of 5.725% at June 30, 1997;
   collateralized by personal property, land, fixtures and the                            7,405                 7,495
   assignment of rents

Notes payable to related parties maturing in 2001; interest rates ranging from
   9.25% to 12%                                                                               -                   897

Notes payable to financial  institution  maturing through 2000; bearing interest
   at prime plus .50% to 1.25%; collateralized by property and equipment                  2,252                 8,023

Mortgage note payable to a financial institution maturing in 2007; bearing
   interest at 11.35%; collateralized by property and equipment                          14,061                11,413

Other                                                                                       747                   792
                                                                                       --------              --------
                                                                                         59,784                68,254

   Less: current maturities                                                               3,994                13,403
                                                                                       --------              --------
                                                                                      $  55,790              $ 54,851
                                                                                      =========              ========


The Company operates two communities that are financed through sale-leaseback obligations. At the end of the tenth year of the fifteen-year leases, the Company has options to repurchase the communities for the greater of their sales price or their current replacement costs less depreciation plus land at current fair market value. Accordingly, these transactions have been accounted for as financings, and the Company has recorded the proceeds from the sales as financing obligations, classified the lease payments as interest expense and continues to carry the communities on its books and to record depreciation.


NOTE E - PREFERRED STOCK
------------------------

The following summarizes the various classes of preferred stock at December 31, 1997, and June 30, 1998. (amounts in thousands except per share data):


Series B cumulative  convertible  preferred stock,  $.10 par value;  liquidation
   value of $100; authorized, 100 shares; issued and outstanding, 1 share.          $     1


Series D cumulative  convertible  preferred stock,  $.10 per value;  liquidation value of $3,375; authorized, issued and outstanding 675 shares
                                                                                         68


Series  F  voting  cumulative  convertible  preferred  stock,  $.10  par  value;
   liquidation value of $14,000; authorized, issued and outstanding,
   1,400 shares                                                                         140


Series G cumulative convertible preferred stock, $.10 par value;
   liquidation value of $8,000; authorized, issued and outstanding, 800 shares           80
                                                                                        ---
                                                                                       $289
                                                                                       ----

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

     The Series F and Series G preferred shares were sold in December 1997, for $22,000,000, less selling and offering costs of $453,000. Payment was received in January 1998. In connection with the sale, the Company entered into an agreement which provides that, on the date of conversion, if the value of the Company's common stock has not increased at an annual rate of at least 14% during the period the preferred shares are outstanding, the Company is required to make a Cash Payment ("the Cash Payment") to the preferred stockholders equal to the market price deficiency on the shares received upon conversion.

     The 14% guaranteed return will be accreted by a charge to accumulated deficit. The amount of the Cash Payment that would be required assuming conversion at each balance sheet date will be transferred from stockholders equity to temporary equity. At June 30, 1998, a Cash Payment of $12,181,000 would have been due assuming conversion took place.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------  ---------------------------------------------------------

Overview

During 1994 the Company began a series of steps to focus its business on the development, management and ownership of assisted living properties. The Company began construction of its first assisted living community in July 1995, and opened that community to residents on May 30, 1996. By July 1, 1996, the Company (excluding acquisitions) had three additional assisted living communities under construction. In order to increase the Company's presence in the assisted living industry, create geographic diversity and obtain experienced personnel, the Company acquired Wedgwood Retirement Inns (Wedgwood) in March 1996 and American Care Communities, Inc. ("American Care") in December 1996, Windsor in October 1997, and Villa in December 1997. The acquisitions of Wedgwood, Windsor and
Villa have been accounted for as purchases, and the historical financial statements of the Company do not include any revenues or earnings (losses) attributed to those operations prior to the acquisition. The American Care acquisition has been accounted for as a pooling of interests and accordingly, the Company's financial statements have been restated to include the accounts and operations of American Care for all periods prior to the acquisition.

Results of Operations
---------------------

Discussion of three and six month periods ended June 30, 1998, compared to three and six month periods ended June 30, 1997.


Revenues and Operating Expenses from Assisted Living Operations
---------------------------------------------------------------
Revenues were $14,172,0000 and $28,245,000 for the three and six months ended June 30, 1998, as compared to $9,285,000 and $18,190,000 for the three and six months ended June 30, 1997. Community operating expenses, which consists of assisted living community expenses, lease expense and depreciation and amortization, were $13,614,000 and $26,850,000 for the three and six months ended June 30, 1998, as compared to $7,937,000 and $15,567,000 for the three and six months ended June 30, 1997.

Villas and Windsor were acquired in the fourth quarter of 1997, in transactions that were accounted for as purchases. The revenue and related expenses for the communities acquired through these acquisitions are not included in the amounts for 1997. The revenues and related expenses for these communities for the three and six months ended June 30, 1998, were $3,179,319 and $3,625,407, and $6,544,986 and $7,360,673 respectively. The balance of the increases are due to the opening by Greenbriar of new communities during 1997, and increased census at the existing communities.


                                        Three Month Period Ended
                                             June 30, 1998
                                         (Amounts in thousands)

                                              Stabilized            Start-up             Total
                                              Communities(1)        Communities(2)

Assisted Living Community Income                $ 13,175            $     954            $ 14,129
Assisted Living Community Operating
   Expenses                                        8,775                  944               9,719
                                                --------            ---------            --------

Gross Operating Income                             4,400                   10               4,410

Lease Expense                                      2,327                  424               2,751
Community depreciation and
   amortization                                    1,006                  138               1,144
                                                --------            ---------            --------

  Income (loss) from community
   operations                                   $  1,067            $    (552)           $    515
                                                ========            =========            ========


     (1) Stabilized communities are those communities that have been operating for one year or have achieved stabilized occupancy of 95%.

     (2)  Start-up   communities  are  those  communities  that  have  not  been operating for one year and have not achieved a stabilized occupancy of 95% or more.

     (3)  The Company has 46 stabilized and 4 start-up communities.

     (4)  Community  operating  expense does not include  corporate  general and
          administrative   expense   or  lease   expense   for  the   respective
          communities.

Corporate General and Administrative Expenses
---------------------------------------------

General and administrative expenses were $1,550,000 and $3,079.000 for the three and six months ended June 30, 1998, compared to $1,234,000 and $2,703,000 for the three and six months ended June 30, 1997. The increases are due primarily to the growth in the number of communities.

Interest and Dividend Income
----------------------------

Interest and dividend income for the three and six months ended June 30, 1998, was $244,000 and $570,000 compared to $80,000 and $233,000 for the comparable period in 1997. In the first quarter of 1998, the Company received proceeds from the sale of preferred stock of $22,000,000. The increase in interest and dividend income is due to an increase in cash available for investment purposes.

Interest Expense
----------------

Interest expense for the three and six months ended June 30, 1998, was $1,601,000 and $3,337,000 compared to $1,589,000 and $3,169,000 for the comparable period in 1997. The increase in interest expense represents the interest incurred on the mortgage debt and financing obligations on the acquired communities, as well as debt incurred on new communities which opened in 1997.

Other Income (Expense)
----------------------

Other income (expense) for the three and six months ended June 30, 1998, was ($481,000) and ($846,000) compared to $333,000 and $949,000 for the same period in 1997. The other income in 1997, is the result of a gain recorded on the sale of assets. The losses recorded in 1998, are attributable to a loss on the sale of assets as well as a minority interest in a community owned by the Company.

Liquidity and Capital Resources
-------------------------------

At June 30, 1998, the Company had working capital of $3,764.000.

In December 1997, the Company sold Series F and Series G preferred shares for $22,000,000 less selling and offering costs of $453,000. Payment was received in January 1998.

Throughout 1997, and into 1998, the Company has been refinancing certain of its long term debt. In July 1997, and January 1998, the Company refinanced the debt on a total of six of its communities resulting in a lower interest rate and additional working capital of $2,800,000 and $1,935,000 respectively.

In June 1998, the company sold an assisted living community in North Carolina for approximately $5,800,000. The proceeds were used to reduce long term debt.

As of June 30, 1998, the Company has loans in place or has received commitments for future financing, subject, in the case of the commitments, to final documentation, as follows:

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

PART II. OTHER INFORMATION
--------------------------

Not applicable

                             Greenbriar Corporation

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.




                                      Greenbriar Corporation





   Date:  August 12, 1998             By: /s/ Gene S. Bertcher
                                          ---------------------
                                          Executive Vice President
                                          Chief Financial Officer