Form 10-Q
period 1998-09-30
GREENBRIAR CORP
filed 1998-11-17
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
(Mark One)

( X )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 1998

                                       or

(   )      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT of 1934

                        For the transition period from      to
                                                      ------  ------

                         Commission File Number: 0-8187

                             GREENBRIAR CORPORATION
                 (Name of Small Business Issuer in its Charter)

     Nevada                                            75-2399477
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                          Identification Number)

                   4265 Kellway Circle, Addison, Texas, 75001
                    (Address of principal executive offices)
                                 (972) 407-8400
                           (Issuer's telephone number)



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

At November 12, 1998, the issuer had outstanding approximately 6,733,000 shares of par value $.01 common stock.

                             Greenbriar Corporation


Part I.  Financial Information


     Item 1.  Financial Statements
           Consolidated Balance Sheets September 30, 1998
           and December 31, 1997...............................................3

           Consolidated Statements of Earnings
           Three & Nine Months Ended September 30, 1998 and 1997...............5

           Consolidated Statements of Cash Flows
           Three and Nine Months Ended September 30, 1998 and 1997.............6

           Notes to Consolidated Financial Statements..........................7

     Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operation.................................11


Part II. Other Information


           Other Information..................................................16
           Signatures.........................................................17

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                             Greenbriar Corporation
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                               September 30,        December 31,
ASSETS                                             1998                 1997
                                                (Unaudited)

CURRENT ASSETS
    Cash and cash equivalents                  $     7,523          $        23
    Accounts receivable-trade                        1,306                1,162
    Stock subscription receivable                        -               22,000
    Other current assets                             2,651                1,317
                                               -----------          -----------

       Total current assets                         11,480               24,502

REAL ESTATE OPERATIONS HELD FOR SALE,
    at lower of cost or market                       1,318                3,097

DEFERRED INCOME TAX BENEFIT                          4,750                2,632

INVESTMENT IN SECURITIES, AT COST                    2,046                2,025

MORTGAGE NOTE RECEIVABLE, net of
    deferred gain of $3,083                          3,617                3,617

PROPERTY AND EQUIPMENT, AT COST
    Land and improvements                           12,146               12,114
    Buildings and improvements                      83,177               80,758
    Equipment and furnishings                        6,405                5,898
    Construction in progress                           630                4,864
                                               -----------          -----------

                                                   102,358              103,634

       Less accumulated depreciation                 7,444                5,486
                                               -----------          -----------

                                                    94,914               98,148

DEPOSITS                                             4,845                3,619

GOODWILL AND OTHER INTANGIBLES                      12,401               12,129

OTHER ASSETS                                           769                1,474
                                               -----------          -----------

                                               $   136,140          $   151,243
                                               ===========          ===========

                             Greenbriar Corporation
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                             (Amounts in thousands)




                                                        September 30,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                        1998             1997
                                                         (Unaudited)

CURRENT LIABILITIES
    Current maturities of long-term debt              $     4,511       $    13,403
    Notes payable - affiliate                                   -             1,479
    Accounts payable - trade                                1,044             1,883
    Accrued expenses                                        2,188             3,345
    Other current liabilities                               3,018             1,798
                                                      -----------       -----------

       Total current liabilities                           10,761            21,908

MORTGAGE NOTES COLLATERALIZED BY
    real estate held for sale                                 886               893

LONG-TERM DEBT                                             56,780            54,851

FINANCING OBLIGATIONS                                      10,815            10,815

OTHER LONG TERM LIABILITIES                                   675               259
                                                      -----------       -----------

       TOTAL LIABILITIES                                   79,917            88,726

PREFERRED STOCK REDEMPTION OBLIGATION                      21,375                 -


STOCKHOLDERS' EQUITY
    Preferred stock                                           289               289

    Common stock $.01 par value authorized, 20,000
       shares; issued and outstanding, 7,310 shares            73                73

    Additional paid-in capital                             63,423            83,339
    Accumulated deficit                                   (26,422)          (18,669)
                                                      -----------       -----------

                                                           37,363            65,032
    Less stock purchase note receivable
       (including $2,438 from related parties)             (2,515)           (2,515)
                                                      -----------       -----------

                                                           34,848            62,517
                                                      -----------       -----------

                                                      $   136,140       $   151,243
                                                      ===========       ===========



                             Greenbriar Corporation
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands, except per share data)

                                  For The Three Month      For The Nine Month
                                     Period Ended             Period Ended
                                     September 30,            September 30,
                                   1998        1997        1998         1997
                                 --------    --------    --------    --------
                                      (Unaudited)             (Unaudited)
Revenue
 Assisted living operations      $ 13,888    $  9,806    $ 42,050    $ 27,932
 Other                                 11          57          94         121
                                 --------    --------    --------    --------

                                   13,899       9,863      42,144      28,053

Operating Expenses
 Assisted living community       $  9,057    $  6,625    $ 28,339    $ 18,385
 Operations
 Lease Expense                      2,586       1,222       7,881       3,486
 Depreciation and amortization      1,140         806       3,413       2,349
 Corporate general and
 administrative                     1,003       1,249       4,082       3,952
                                 --------    --------    --------    --------

                                   13,786       9,902      43,715      28,172
                                 --------    --------    --------    --------

 Operating income (loss)              113         (39)     (1,571)       (119)

Other income (expense)
 Interest and dividend income    $    269    $     98    $    839    $    331
 Interest expense                  (1,524)     (1,725)     (4,861)     (4,894)
 Other                                (44)         (3)       (890)        946
                                 --------    --------    --------    --------

                                   (1,299)     (1,630)     (4,912)     (3,617)
                                 --------    --------    --------    --------

Loss before income taxes           (1,186)     (1,669)     (6,483)     (3,736)

Income tax benefit                   --          (666)     (2,118)     (1,680)
                                 --------    --------    --------    --------

 Net loss                          (1,186)     (1,003)     (4,365)     (2,056)

Preferred stock dividend
 requirement                       (1,189)        (80)     (3,378)       (240)

Loss allocable to common
 stockholders                      (2,375)     (1,083)     (7,743)     (2,296)
                                 ========    ========    ========    ========

Net loss per common share -
 basic and diluted               $  (0.32)   $  (0.16)   $  (1.06)   $  (0.35)

Weighted average number
 of common and equivalent
 shares outstanding                 7,310       6,564       7,310       6,564

                             Greenbriar Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Amounts in thousands)

                                                           For the nine month
                                                      Period Ended September 30,
                                                            1998         1997
                                                           --------    --------
                                                         (Unaudited) (Unaudited)

Cash flows from operating activities
    Net loss                                               $ (4,365)   $ (2,056)
    Adjustments to reconcile net loss to net
          cash used in operating activities
       Discontinued operations                                  -          (792)
       Depreciation and amortization                          3,413       2,349
       Loss on sales of assets                                  741         -

    Changes in operating assets and
          liabilities
       Accounts receivable                                     (144)       (792)
       Deferred income taxes                                 (2,118)     (1,480)
       Other current and non-current assets                  (3,603)       (245)
       Accounts payable and other liabilities                  (367)     (1,639)
                                                           --------    --------

Net cash used in operating activities                        (6,443)     (4,655)
                                                           --------    --------

Cash flows from investing activities
    Proceeds from sale of assets                              7,492         -
    Collections of notes receivable                             -            96
    Purchase of property and equipment                       (5,451)     (9,772)
    Additions to notes receivable                               -          (297)
    Investing activities of discontinued operations             -         2,734
                                                           --------    --------

       Net cash provided by (used in) investing
          activities                                          2,041      (7,239)

Cash flows from financing activities
    Proceeds from borrowings                                 18,530      10,651
    Payments on debt                                        (26,972)     (1,035)
    Dividends on preferred stock                             (1,184)       (225)
    Purchase of common and preferred stock                     (472)         (1)
    Issuance of preferred stock                              22,000         -
    Exercise of stock options                                   -           263
                                                           --------    --------

       Net cash provided by financing activities             11,902       9,653
                                                           --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          7,500      (2,241)

    Cash and cash equivalents at beginning of period             23       2,784
                                                           --------    --------

    Cash and cash equivalents at end of period             $  7,523    $    543
                                                           ========    ========

                             Greenbriar Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 For the Unaudited Three and Nine Months Ended September 30, 1998 and 1997

NOTE A - BASIS OF PRESENTATION
------------------------------

The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of Greenbriar Corporation and its majority-owned subsidiaries (collectively, "the Company"). All significant inter-company transactions and accounts have been eliminated.

The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for interim financial statements. These financial statements have not been examined by independent certified public accountants, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.

Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

The purchase price was 184,476 shares of registered Greenbriar common stock and 10,464,321 operating partnership units convertible after a one year holding period into 536,990 shares of Greenbriar common stock subject to future registration rights. An additional 85,984 shares of common stock subject to future registration rights may be issued within two years based on certain of the communities meeting performance requirements. The total number of Greenbriar common shares to be issued in the transaction will therefore be between 721,466 and 887,960. For accounting purposes, all the common shares into which the operating units may be converted have been included in outstanding common shares.

WINDSOR GROUP

In October 1997, Greenbriar issued 160,000 shares of Greenbriar common stock in the acquisition of the Windsor Group ("Windsor"). The Windsor Group owned and operated two communities, had two under construction and had expansion underway in one of the two existing communities. The completion of that construction will provide the service capacity for an additional 122 residents.

The acquisitions have been accounted for as purchase transactions and Villa's and Windsor's operations are reflected in the consolidated statement of earnings beginning January 1, 1998 and October 1, 1997, respectively.

The following table presents pro forma unaudited consolidated results of operations for the nine month period ended September 30, 1997, assuming that the acquisition had taken place on January 1, 1997. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition been made on January 1, 1997, or of future results of operations of the combined companies.
                                                   (Amounts in Thousands,
                                                    except per share data)
                                                         For the Nine
                                            Month Period Ended September 30,1997

                                                                     (Pro Forma)
                                                                     -----------
                                                                     (Unaudited)

Revenue                                                               $  37,523
Net Loss                                                              $  (2,813)
Preferred stock dividend requirement                                  $  (4,240)
Loss allocable to common shareholders                                 $    (.47)
         NET LOSS PER SHARE                                           $    (.43)



NOTE C - DISPOSITION OF REAL ESTATE HELD FOR SALE
-------------------------------------------------

At January 1, 1998 the Company owned three shopping centers in Georgia. While all the centers are profitable, they do not fit into the Company's long range strategic plans and commitment to the assisted living industry. In June 1998, the Company sold one of the shopping centers for approximately $1.5 million dollars. The Company is actively attempting to sell the remaining two centers which as of September 30, 1998, have an aggregate book value of $1,318,000.


NOTE D - DISPOSITION OF ASSISTED LIVING COMMUNITIES
---------------------------------------------------

In June 1998, the Company sold one of its assisted living communities in North Carolina. The proceeds of $5.8 million dollars were used to reduce long term debt. In addition, in September 1998 the Company terminated leases on two other communities in North Carolina and subleased one community in Oregon to a local operator.

See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS for additional information regarding the disposition of real estate.

NOTE E - LONG-TERM OBLIGATIONS
------------------------------

Long-term debt is comprised of the following (in thousands):



                                                             September 30,          December 31,
                                                                 1998                   1997
                                                                 ----                   ----

Notes  payable  to  financial  institutions
   maturing  through  2015;  fixed and variable
   Interest  rates  ranging  from 7.5% to  11.75%;
   collateralized  by  property, fixtures,
   equipment and the assignment of rents                      $ 32,026                $ 30,090

Notes payable to individuals and companies
   maturing through 2022;  variable and
   fixed interest rates ranging from 7% to 12%
   collateralized by real property, personal
   property, fixtures, equipment and the
   assignment of rents                                           4,724                   9,544

Note payable to the Redevelopment Agency of
   the City of Corona, California, payable
   into a sinking fund semi-annually in
   increasing amounts from $65 to $420 through
   May 1, 2015;  variable  interest  rate of
   5.725% at June 30, 1997; collateralized by
   personal property, land, fixtures and rents                   7,405                   7,495

Notes payable to related parties maturing in
   2001; interest rates ranging from 9.25% to
   12%                                                             -                       897

Notes payable to financial institution
   maturing through 2000; bearing
   interest at prime plus .50% to 1.25%;
   collateralized by property and equipment                      2,225                   8,023


Mortgage note payable to a financial
   institution maturing in 2007; bearing
   interest at 11.35%; collateralized by
   property and equipment                                       14,069                  11,413

Other                                                              842                     792
                                                              --------                --------
                                                                61,291                  68,254

   Less: current maturities                                      4,511                  13,403
                                                              --------                --------
                                                              $ 56,780                $ 54,851
                                                              ========                ========


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

NOTE F - PREFERRED STOCK
------------------------

The following summarizes the various classes of preferred stock at December 31, 1997, and September 30, 1998. (amounts in thousands except per share data):

Series B cumulative convertible preferred
   stock, $.10 par value; liquidation value of
   $100; authorized, 100 shares; issued and
   outstanding, 1 share                                            $      1


Series D cumulative convertible preferred
   stock, $.10 par value; liquidation value of
   $3,375; authorized, issued and outstanding
   675 shares                                                            68


Series F voting cumulative convertible
   preferred stock, $.10 par value;
   liquidation value of $14,000; authorized,
   issued and outstanding, 1,400 shares                                 140


Series G cumulative convertible
   preferred stock, $.10 par value;
   liquidation value of $8,000; authorized
   issued and outstanding, 800 shares                                    80
                                                                   --------

                                                                   $    289
                                                                   ========

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

The 14% guaranteed return will be accreted by a charge to accumulated deficit. The amount of the Cash Payment that would be required assuming conversion at each balance sheet date will be transferred from stockholders equity to temporary equity. At September 30, 1998, a Cash Payment of $21,375,000 would have been due assuming conversion took place.

See Item 2, Liquidity and Capital Resources for additional information regarding Series F and G preferred shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------  -----------------------------------------------------------------------
OF OPERATIONS
-------------

Overview

During 1994 the Company began a series of steps to focus its business on the development, management and ownership of assisted living communities. The Company began construction of its first assisted living community in July 1995, and opened that community to residents on May 30, 1996. By July 1, 1996, the Company (excluding acquisitions) had three additional assisted living communities under construction. In order to increase the Company's presence in the assisted living industry, create geographic diversity and obtain experienced personnel, the Company acquired Wedgwood Retirement Inns ("Wedgwood")in March 1996 and American Care Communities, Inc. ("American Care") in December 1996, Windsor in October 1997, and Villa in December 1997. The acquisitions of Wedgwood, Windsor and Villa have been accounted for as purchases, and the historical financial statements of the Company do not include any revenues or earnings (losses) attributed to those operations prior to the acquisition. The American Care acquisition has been accounted for as a pooling of interests and accordingly, the Company's financial statements have been restated to include the accounts and operations of American Care for all periods prior to the acquisition.

Results of  Operations
----------------------

Three and nine month periods ended September 30, 1998 compared to three and nine month periods ended September 30, 1997.

Revenues and Operating Expenses from Assisted Living Operations
---------------------------------------------------------------
Revenues were $13,899,000 and $42,144,000 for the three and nine months ended September 30, 1998 as compared to $9,863,000 and $28,053,000 for the three and nine months ended September 30, 1997. Community operating expenses which consists of assisted living community expenses, lease expense and depreciation and amortization, were $12,783,000 and $39,633,000 for the three and nine months ended September 30, 1998 as compared to $8,653,000 and $24,220,000 for the three and nine months ended September 30, 1997.

Villa and Windsor were acquired in the fourth quarter of 1997, in transactions that were accounted for as purchases. The revenue and related expenses for the communities acquired through these acquisitions are not included in the amounts for 1997. The revenues and related expenses for these communities for the three and nine months ended September 30, 1998, were $3,539,556 and $3,660,925, and $10,084,542 and $10,701,977 respectively. The balance or the increases are due to the opening by Greenbriar of new communities during 1997, and increased census at the existing communities.

                                                Three Month Period Ended
                                                     September 30, 1998
                                                    (Amounts in thousands)

                                        Stabilized     Start-up       Total
                                        Communities   Communities
                                            (1)           (2)
                                        --------       --------      --------
Assisted Living Community Income        $ 13,260       $    639      $ 13,899
Assisted Living Community Operating
   Expenses                                8,521            536         9,057
                                        --------       --------      --------

Gross Operating Income                     4,739            103         4,842

Lease Expense                              2,165            421         2,586
Community depreciation and
   amortization                            1,119             21         1,140

                                        --------       --------      --------
Income (loss) from community
   operations                          $   1,455      $    (339)     $  1,116
                                       =========      ==========     ========


         1. Stabilized communities are those communities that have been operating for one year or have achieved stabilized occupancy of 95%.

         2. Start-up communities are those communities that have not been operating for one year and have not achieved a stabilized occupancy of 95% or more.

         3. At September 30, 1998 the Company has 49 stabilized and 6 start-up communities.

         4. The community operating expense does not include corporate general and administrative expense or lease expense for the respective communities.

Corporate General and Administrative Expenses
---------------------------------------------

General and administrative expenses were $1,003,000 and $4,082,000 for the three and nine months ended September 30, 1998 compared to $1,249,000 and $3,952,000 for the three and nine months ended September 30, 1997. The decrease in the three month expense is a result of reorganization of the regional and corporate office that resulted in the elimination of one of the regional offices and a reduction in Corporate staff in the third quarter of 1998. The increase in the nine month expense is due primarily to the growth in the number of communities.

Interest and Dividend Income
----------------------------

Interest and dividend income for the three and nine months ended September 30, 1998 was $269,000 and $839,000 compared to $98,000 and $331,000 for the comparable period in 1997. In the first quarter of 1998, the Company received proceeds from the sale of preferred stock of $22,000,000. The increase in interest and dividend income is due to an increase in cash available for investment purposes.

Interest Expense
----------------

Interest expense for the three and nine months ended September 30, 1998 was $1,524,000 and $4,861,000 compared to $1,725,000 and $4,894,000 for the comparable period in 1997. The decrease in interest expense is reflective of the sale of one Community and thus a decrease in the mortgage debt.

Other Income (Expense)
----------------------

Other income (expense) for the three and nine months ended September 30, 1998, was ($44,000) and ($890,000) compared to ($3,000) and $946,000 for the same period in 1997. The other income is 1997, is the result of a gain recorded on the sale of assets. The losses recorded in 1998, are attributable to losses on the sales of assets as well as a minority interest.

Disposition of Certain Assisted Living Communities
--------------------------------------------------

Greenbriar has determined that it would be advantageous to reduce the number of communities in its portfolio that are reliant on government reimbursement programs for the majority of their revenue. In September 1998 the Company terminated two leases for communities located in North Carolina. (See Note D)

Subsequent to September 30, 1998, in two unrelated transactions the Company sold nine communities in North Carolina and eight communities in Texas. The sales were to unrelated third parties and were effective as of October 31, 1998. As of October 31, 1998, the total occupancy of the 17 communities was 1,020 of which 681 were residents where payments were received from governmental agencies.

After giving effect to the above transactions, Greenbriar will have a revenue mix of 90% private pay and 10% state assistance.

From time to time the Company will dispose of communities from its portfolio. Effective October 31, 1998 the company sold a leased community in Florida. The community had a capacity of 60 residents.

All of the disposed communities were held by Greenbriar through long term leases at rates ranging from 9.72% to 10.65%. Each of these leases had escalation clauses which increase the lease cost by as much as 30 % during the remainder of the lease. At the conclusion of the above transactions the Company will own 21 Communities and lease 11 Communities. The Company has purchase options for eight of the leases and a right of first refusal on one Community.

Liquidity and Capital Resources

At September 30, 1998, the Company had working capital of $719,000.

In December 1997, the Company sold Series F and Series G preferred shares for $22,000,000 less selling and offering costs of $453,000. Payment was received in January 1998.

Throughout 1997, and into 1998, the Company has been refinancing certain of its long term debt. In July 1997 and January 1998, the Company refinanced the debt on a total of six of its communities resulting in a lower interest rate and additional working capital of $2,800,000 and $1,935,000 respectively.

In June 1998, the Company sold an assisted living community in North Carolina for approximately $5,800,000. The proceeds were used to reduce long term debt.

The agreements between the Company and the Series F and G preferred shareholders contain certain financial covenants, which the Company must maintain. The
Company believes that certain of the required calculations are not clearly defined in the agreement. Further, certain events subsequent to the issuance of the preferred stock including a decline in the Company's stock price and the sale, by the Company, of 21 Communities, have changed the factors used in determining compliance with such covenants.

Greenbriar does not believe it is currently in default, however it has asked the preferred stockholders to review and amend certain of the covenants. The preferred stockholders have agreed to review issues raised by the Company.

The agreements between the Company and the Series F and G preferred shareholders also provide for Greenbriar to obtain approval prior to the sale or transfer of five or more Communities. Greenbriar has effective November 1, 1998 exceeded the limit of five. Greenbriar has been consulting with the Series F and G preferred shareholders throughout the negotiations and anticipates approval once all the legal documents are completed and reviewed.

Greenbriar  believes  that it will be  successful  in  clarifying  any  existing covenant issues and will receive formal approval for the sale of the Communities. However, should it be determined that Greenbriar is in default of the terms of the agreement and should such default not be waived, the preferred shareholders could exercise their rights which would include (a) additional dividends of $1.20 per share, (b) a requirement that Greenbriar repurchase the outstanding preferred stock or (c) an exercise of conversion rights for Greenbriar common stock.

As of September 30, 1998, the Company has loans in place or has received commitments for future financing, subject, in the case of the commitments, to final documentation, as follows:

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




                             Greenbriar Corporation



Date:  November 12, 1998         By: /s/ Gene S. Bertcher
                                    ----------------------------
                                Executive Vice President
                                Chief Financial Officer