Form 10-K
period 1998-12-31
GREENBRIAR CORP
filed 1999-04-15
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934

                          Commission file number 0-8187

                             Greenbriar Corporation
             (Exact name of Registrant as specified in its charter)

              Nevada                                            75-2399477
  (State or other jurisdiction of                            (IRS Employer
  Incorporation or organization)                             Identification No.)

    4265 Kellway Circle, Addison, Texas                          75001
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the closing sales price on March 31, 1999, was approximately $5,218,000.

At March 31, 1999, the issuer had outstanding approximately 7,355,000 shares of par value $.01 Common Stock.

Documents Incorporated by Reference:
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on June 4, 1999.




                             GREENBRIAR CORPORATION
                       Index to Annual Report on Form 10-K
                       Fiscal year ended December 31, 1998



Part I.....................................................................................................3

   ITEM 1: DESCRIPTION OF BUSINESS.........................................................................3
   ITEM 2: DESCRIPTION OF PROPERTIES......................................................................15
   ITEM 3: LEGAL PROCEEDINGS..............................................................................15
   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................15

Part II...................................................................................................16

   ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................................16
   ITEM 6: SELECTED FINANCIAL DATA........................................................................16
   ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......................................17
   ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................22
   ITEM 8: FINANCIAL STATEMENTS...........................................................................22
   ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........22

Part III..................................................................................................23

   ITEMS 10-13:...........................................................................................23

Part IV...................................................................................................24

   ITEM 14: EXHIBITS AND REPORTS ON FORM 8-K..............................................................24



                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS
-------------------------------


Overview and Background of Assisted Living Operations

Greenbriar Corporation (the "Company") is an assisted living company that operates assisted and full service independent living communities designed to serve the needs of the elderly population. Assisted living residents generally comprise frail elderly persons who require assistance with the activities of daily living such as ambulation, bathing, eating, personal hygiene, grooming and dressing, but who do not generally require more expensive skilled nursing care. Independent living residents typically require only occasional assistance but receive other support services. In addition, the Company also develops and operates communities for residents suffering from Alzheimer's or other forms of dementia, a growing specialty within the assisted living industry.

As of March 31, 1999, the Company operated 31 communities in 11 states, with a capacity of 2,830 residents, consisting of 20 communities that are owned and 11 that are leased from third parties. One of the Company's leased properties is managed by a third party.

The Company existed from 1974 until 1989 as a real estate investment trust. In late 1989, control of the Company changed to current management, who undertook to dispose of its REIT properties and establish a new focus on services to and products for the elderly. In 1991 the REIT was reorganized as a Nevada Corporation. Until 1994, the Company's business was the acquisition, operation and sale of retirement, nursing and other healthcare communities, as well as commercial real estate and the manufacture and sale or lease of mobility assistance equipment. In 1994 the Company decided to change its business emphasis to the assisted living industry and by early 1996 it had sold its existing nursing homes and retirement centers, most of its commercial real estate and its mobility equipment subsidiaries.

Beginning in 1995 the Company began developing and constructing  assisted living
communities;   however,   the  significant  growth  that  occurred  was  through
acquisitions that were completed in 1996 and 1997.


The Assisted Living Industry

The Company believes that the assisted living industry is emerging as a preferred alternative to meet the growing demand for a cost-effective setting in which to care for the elderly who do not require the more intensive medical attention provided by a skilled nursing center but who cannot live independently due to physical or cognitive frailties. In general, assisted living represents a combination of housing, general support services and 24-hour a day personal care services designed to aid elderly residents with the activities of daily living ("ADLs") on a scheduled and unscheduled basis. Many assisted living communities may also provide assistance to residents with low acuity medical needs or may offer higher levels of personal assistance for incontinent residents or residents with Alzheimer's disease or other forms of dementia. There are some assisted living communities, and this seems to be a growing trend who provide care for higher levels of acuity. Generally, assisted living residents have higher levels of need than residents of independent retirement communities but lower than residents in skilled nursing centers. Annual expenditures in the assisted living industry have been estimated to be approximately $13 billion, including communities ranging from "board and care" to full-service assisted living communities such as those operated by the Company.

The Company believes that assisted living is one of the fastest growing segments of elderly care and will continue to experience significant growth due to the following:

         Consumer Preference - The Company believes that assisted living is increasingly becoming the setting preferred by prospective residents and their families in which to care for the frail elderly. Assisted living offers residents greater independence in a residential setting which the Company believes results in a higher quality of life than that experienced in more institutional or clinical settings such as skilled nursing centers.

         Demographic & Social Trends - The target market for the Company's services is generally persons 75 years and older, one of the fastest growing segments of the U.S. population (the average age of a resident in Assisted Living is typically aged 83 or older and that resident is either widowed or single). According to the U.S. Census Bureau, the portion of the U.S. population age 75 and older is expected to increase by 28.7%, from approximately 13.0 million in 1990 to over 16.8 million by the year 2000, and the number of persons age 85 and older is expected to increase 39.3% during the 1990s. This age group is projected to increase by 33.2% between the years 2000 and 2010. It is estimated by the United States Bureau of census that approximately 50% of the population of seniors over age 85 need assistance with ADLs and approximately 50% of such seniors develop Alzheimer's disease or other forms of dementia. According to Claritas, Inc., a nationally recognized demographics provider, over 54 % of those individuals 80 years of age and older in 1997 had incomes of $15,000 and above and 35 percent had incomes of $25,000 and above. Accordingly, the Company believes that the number of seniors who are able to afford high-quality residential environments, such as those offered by the Company, has increased in recent years.

         Lower Average Cost - The Company believes that the average annual cost to residents receiving assisted living care in the Company's communities is significantly less than the cost of receiving similar care in a skilled nursing center. According to the Marion Merrell Dow Inc. Managed Care Digest Series, Institutional Digest 1995, the average annual cost per person in 1994 in the United States for private nursing home care was approximately $36,000.

         Changing Supply of Long-term Care Beds - Most of the states in which the Company currently operates have enacted certificate of need ("CON") or similar legislation that restricts the supply of licensed nursing center beds. These laws generally limit the construction of nursing centers and the addition of beds or services to existing nursing centers, and hence tend to limit the available supply of traditional nursing home beds. In addition, some long-term care centers have started to convert traditional nursing home beds into sub-acute beds. The Company also believes that high construction costs and limits on government reimbursement for the full cost of construction and start-up expenses also will constrain the growth and supply of traditional nursing home centers and beds. The Company expects that this tightening supply of nursing beds coupled with the aging population will create an increased demand for assisted living communities.


Business Strategy

The Company believes that significant growth opportunities exist to provide assisted living services to the rapidly growing elderly population. The Company has expanded its operations through the acquisition of individual communities and assisted living companies. The Company also seeks to improve the operating performance of its communities through the continued enhancement of its operations.

The majority of the Company's current communities are operated and marketed on a private-pay, single occupancy basis. Most double occupancy is non-related people who are state-assisted residents. Most of the Company's state-assisted residents are in Texas and North Carolina communities. Texas is one of several states that has a Medicaid waiver program currently operating. North Carolina has one of the best reimbursement rates in the nation for assisted living and was a pioneer in supporting the development of assisted living as one way of containing the cost of caring for the state's aging population.

As America ages, the Company believes that more states will adopt a reimbursement policy similar to those of Texas and North Carolina, which is primarily a double occupancy approach. Some, however, may stress a single occupancy approach. The Company believes that the assisted living industry will continue as a private-pay industry for the foreseeable future, but may become more price-sensitive as more people need assisted living for longer periods due to increased life spans. Costs of caring for an aging America may become more of a private-pay, state-assisted partnership than currently exists. However, although Medicaid coverage is common, participation is not. Texas had only approximately 1,300 people participating in its Medicaid assisted living program in 1998.

The Company uses the same development strategy for special care units in combined Alzheimer's and assisted living communities and dedicated special care communities. The units and common space are designed for flexibility so that they can be primarily single occupancy but also be used as double occupancy - again, based on market demand.

The Company believes that this occupancy-flexible development strategy will provide a competitive advantage over its competitors who do not have units and common space large enough to readily accommodate double occupancy.

The Company's top management has extensive acquisition experience and contacts in the assisted living and long-term care industry. The Company believes that building by acquisition is the best way to meet its growth goals. Full service retirement and assisted living industry is very fragmented and still primarily a single proprietor business.

Acquisition Strategy - The Company may acquire one or more communities or entire assisted living companies as a means of entry into new markets and may also make acquisitions within its existing regions to gain further market share and leverage its existing operating infrastructure. In reviewing acquisition opportunities, the Company considers, among other things, the competitive climate, the current reputation of the community or its operator, the quality of its management, the need and costs to reposition the community in the marketplace, the construction quality and any need for renovations of the community and the opportunity to improve or enhance its operating results. The Company also sells some of the communities it acquires when they don't fit with the Company's long range strategy.

Operating Strategy - The Company's operating strategy is to achieve and sustain a strong competitive position within its chosen markets as well as to continue to enhance the performance of its operations. The Company will also seek to enhance its current operations by (i) maintaining and improving occupancy rates at its communities; (ii) opportunistically increasing resident service fees and
(iii) improving operating efficiencies.

Offer Residents Customized Care and Service Packages - The Company continually seeks to expand its range of services to meet the evolving needs of its residents. The Company offers each of its residents a personalized assisted living service plan which may include any combination of basic support care, personal care, supplemental services, wellness services and, if needed, Alzheimer's and special care services, all subject to the level of services allowed to be offered by the licensing in place at each community. By offering services in an "unbundled" manner, charging only for the services needed and involving the active participation of the resident, the Company is able to customize its service plans to meet the specific needs of each resident. As a result, the Company believes that it is able to maximize customer satisfaction while avoiding the high cost of delivering all services to all residents without regard to need or choice. The care plan for each resident is periodically reviewed and updated by the Company, the resident, the resident's family and the resident's physician. The Company also uses preferred home health agencies in many of its communities to increase the level of services it can provide residents.

Maintain and Improve Occupancy Rates - The Company also seeks to maintain and improve occupancy rates by continuing to (i) attract new residents through marketing programs directed towards family decision makers, namely adult children and potential residents, (ii) actively seek referrals from hospitals, rehabilitation hospitals, physicians clinics, home healthcare agencies and other acute and sub-acute healthcare providers in the markets served by the Company and (iii) develop new market niches such as respite care, adult day care and other specialty care programs sought by caregivers.

Selectively Increase Service Pricing Levels - The Company regularly reviews opportunities to increase resident service fees within its existing markets, while maintaining competitive market positions. In keeping with this strategy, the Company will continue to offer high quality assisted living services at average to above average prices and generally target private-pay residents. The Company's private-pay residents are typically seniors who can afford to pay for services from both their own and their family financial resources. Such resources may include social security, investments, proceeds from the sale of a residence, contributions from family members and insurance proceeds from long-term care insurance policies.

Improve Operating Efficiencies - The Company seeks to improve the operating results of its communities by actively monitoring and managing its operating costs. In addition, the Company believes that concentrating communities within selected geographic regions may enable the Company to achieve operating efficiencies through economies of scale, reducing corporate and regional overhead and providing for more effective management supervision and financial controls. The Company is also able to obtain volume discounts through enhanced purchasing power for a variety of items including food, supplies, insurance, equipment and other items.

Offer Alzheimer's and Other Dementia Services - As of March 1999, the Company had 12 communities with distinct special care wings specifically designed to serve the needs of individuals with Alzheimer's disease and other forms of dementia. In some of its existing communities, the Company plans to convert a portion of its existing units into a distinct Alzheimer's wing which will allow the Company to offer services to the elderly with this disease and other forms of dementia, will create an opportunity for residents to age in place within the same community and will allow special security and support of Alzheimer's residents. The Company believes this will allow it to continue serving residents for a longer period of time and provide a desirable alternative for its residents and their families. The Company's experience and research indicate that Alzheimer's residents often respond better by sharing a suite with another Alzheimer's resident rather than being in a single occupancy suite. Consequently, the Company's Alzheimer's programs are designed to allow double occupancy, although rooms are available on a single occupancy basis.


Assisted Living Services

The Company offers a wide range of full service retirement and assisted living care and services to its residents. The residents are allowed to select among the services offered beyond basic support services and are charged only for the services they need. Management believes this provides the Company with a competitive advantage over other industry service providers who offer discrete levels of services and base their charges on the level of services offered regardless of whether a resident requires or uses all of the services available at a particular level.

The services offered by the Company can generally be categorized as follows:

         Basic Support Services - These services include providing up to three meals per day in a common dining room, special dietary planning, laundry, general housekeeping, organized social and other activities, transportation, maintenance, utilities (except telephone), security and 24-hour emergency call monitoring.

         Supplemental Services - These services include performing, coordinating
         or   assisting   with  bill   paying,   banking,   personal   shopping,
         transportation, appointments, pet care and reminder services.

         Personal Care Services - These services include providing assistance with activities of daily living (the ADL's) such as ambulation, bathing, eating, dressing, personal hygiene and grooming.

         Wellness  Services  -  These  services  include   assistance  with  the
         administration of medication and health monitoring by a nurse, which are provided as permitted by government regulation.

         Alzheimer's  and  Special  Care  Services - The  Company has a distinct
         Alzheimer's special care wing in 12 of its existing communities. Alzheimer's care includes a higher 24-hour staff ratio to provide oversight and around-the-clock scheduled activities. The Alzheimer's care wing is secured from the rest of the building.


Properties

Operating Communities - The following table sets forth certain information with respect to communities that were operated by the Company at March 31, 1999. The Company owns, or leases these communities. The Company considers its communities to be in good operating condition and suitable for the purpose for which they are being used.



                              EXISTING COMMUNITIES
                                                                                        Community
                                                          Care               Resident   Operations
            Community                  Location           Level     Units   Capacity(1) Commenced     Ownership
  -----------------------------------------------------------------------------------------------------------------

  Berne Village                  New Bern, NC           S, FE, DC    153       186        Oct-93      Owned (2)
  Camelot                        Harlingen, TX              S         57        57        Sep-94      Owned (2)
  Camelot Assisted Living        Harlingen, TX           FE, DC       83       129        Jan-98      Leased (3)
  Country Oaks of Chiefland      Chiefland, FL             FE         37        73        Dec-95      Owned (2)
  Countrytime Inn                Kings Mountain, NC      FE, DC       31        62        Jun-95      Owned (2)
  Crown Pointe                   Corona, CA               S, FE      163       173        Jan-93      Owned (2,5)
  Graybrier                      Southern Pines, NC      FE, DC       55       110        Feb-94      Owned (2)
  Greenbriar at Denison          Denison, TX             FE, DC       44        75        May-96      Owned (2)
  Greenbriar at Muskogee         Muskogee, OK              FE         48        75        Mar-97      Owned (2)
  Greenbriar at Sherman          Sherman, TX               FE         48        75        Mar-98      Owned (2)
  La Villa                       Roswell, NM             FE, DC       82       121        Nov-96      Leased (3)
  Maranatha Manor                Spartanburg, SC          FE,DC       44       108         1997       Owned (2)
  Meadowbrook Place              Baker, OR                 FE         50        60        Dec-92      Owned (2)
  Neawanna by the Sea            Seaside, OR              S, FE       58        59        Jan-90      Leased (4,6)
  Oak Park, Ft Worth             Fort Worth, TX            FE        149       157        Jan-98      Leased (3)
  Pacific Pointe                 King City, OR              S        114       114        Jan-93      Leased (3)
  Palm House                     Fort Worth, TX             S        155       155         1985       Leased (3)
  Rose Garden Estates            Ritzville, WA             FE         21        23        Nov-95      Owned (2)
  Rose Tara Plantation           King, NC                  FE         38        65        Sep-94      Owned (2)
  Summer Hill                    Oak Harbor, WA            FE         59        59        Feb-94      Owned (2)
  Sweetwater Springs             Lithia Springs, GA      FE, DC       48        49        Oct-96      Leased (&)
  Tandy                          Fort Worth, TX            FE         84       164         1984       Leased (3)
  The Terrace                    Portland, OR              FE         65        73        May-91       Owned
  Villa del Rey Merced           Merced, CA                 S         92        92        Dec-79      Leased (3)
  Villa del Rey Roswell          Roswell, NM              S, FE      135       150        Oct-88      Leased (4,6)
  Villa del Rey Visalia          Visalia, CA                S         98        98        Dec-79      Leased (3)
  Villa del Sol                  Roswell, NM                S         12        12        Dec-95      Owned (2)
  Wedgwood Terrace               Lewiston, ID            FE, DC       40        55        Nov-95      Owned (2)
  Windsor House Florence         Florence, SC            FE, DC       26        41        Sep-98      Owned (2)
  Windsor House Greenville       Greenville, SC          FE, DC       31        50        Nov-97      Owned (2)
  Windsor House West             Spartanburg, SC         FE, DC       76       110         1991       Owned (2)
  -----------------------------------------------------------------------------------------------------------------
  Total                                                              2196     2830


         Key:

         S basic support and supplemental services are offered.

         FE basic support, supplemental, personal care and wellness services are offered ("Frail Elderly").

         DC Alzheimer's and special care services are offered ("Dementia Care").



     (1) Reflects licensed capacity for Assisted Living and Dementia Care and actual number of units for Independent Living.

     (2) Subject to first mortgage. Historically, each community has generally been pledged as collateral on a single mortgage or deed of trust securing a note payable to a bank, financial institution, individual or other lender. The mortgages and deeds of trust mature between 1999 and 2018 and bear interest at fixed and variable interest rates ranging from 7.5% to 11.35% as of December 31, 1998. The Crown Pointe community is subject to a mortgage and note payable to the Redevelopment Agency of the City of Corona, California, is payable into a sinking fund semi-annually in increasing amounts from $65,000 to $420,000 through May 2015, and bears interest at a variable interest rate equal to 5.4% at December 31, 1998. Future communities owned and mortgaged by the Company will likely be pledged as collateral for mortgage credit lines, which relate to more than one community. See Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

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

     (6) Company owns 49% of lessee. Victor L. Lund, a director of the Company, owns the other 51%, and the Company has an option to purchase his interests in these entities for $10,000.

     (7)  Leased from a REIT for 15 years expiring in 2011.



Plans for Construction - The Company generally retains independent general contractors to construct its communities. The Company approves all aspects of development including, among other things, site selection, plans and specifications, the proposed construction budget and selection of the architect and general contractor. The Company estimates the average capitalized cost to develop, construct and open a community (including land acquisition, architectural and engineering, construction period interest and loan fees) to be approximately $75,000 per unit, and average construction time for a typical community to be approximately twelve to eighteen months, depending upon the number of units. The Company estimates that, once opened, it takes approximately twelve to eighteen months after licensure for each community to achieve a stabilized occupancy level of 92% or higher. The Company anticipates that each community will have an average operating loss (before depreciation) of approximately $600,000 prior to reaching stabilized occupancy. Expansion projects generally cost less to build and to fully lease.

Development and Construction Risks - The Company's growth strategy is dependent, in part, on its ability to develop and construct additional communities. Development projects generally are subject to various risks, including zoning, permitting, healthcare licensing and construction delays that may result in construction cost overruns, longer development periods and, accordingly, higher than anticipated start-up losses. Although the Company has extensive development experience, closely manages each development project and regularly monitors the contractors constructing the Company's communities, project management is subject to a number of contingencies over which the Company has little or no control and which might adversely affect project costs and completion time. Such contingencies include shortages of, or the inability to obtain, labor or materials, the inability of contractors to perform under their contracts, strikes, adverse weather conditions and changes in applicable laws or regulations or in the method of applying such laws and regulations. The Company intends to rely on third-party developers to construct some of the new assisted living communities planned by the Company. There can be no assurance that the Company will not experience difficulties in working with developers, project managers, general contractors and subcontractors, any of which difficulties could result in increased construction costs and delays. As a result of these various factors, there can be no assurance that the Company will not experience construction delays, that it will be successful in developing and constructing currently planned or additional communities or that any developed community will be economically successful. If the Company's planned development is delayed, the Company's business, operating results and financial condition could be adversely affected.

Need for Additional Financing; Risk of Rising Interest Rates, Development Delays and Cost Overruns - To achieve its growth objectives, the Company will need sufficient financial resources to fund its development, construction and acquisition activities. Accordingly, the Company's future growth will depend on its ability to obtain additional financing on acceptable terms. There can be no assurance that any newly constructed communities will achieve a stabilized occupancy rate and attain a resident mix that meets the Company's expectations or generate sufficient positive cash flow to cover operating and financing costs associated with such communities. The Company will, from time to time, seek additional funding through public or private financing, including equity or debt financing. If additional funds are raised or acquisitions are made in exchange for equity securities, stockholders may experience dilution. Further, such equity securities may have rights, preferences or privileges senior to those of the Common Stock. To the extent the Company finances its activities through debt, sale/leaseback or leasing arrangements, the Company may become subject to certain financial and other covenants which may restrict its ability to pursue its rapid growth strategy. There can be no assurance that adequate equity, debt, sale/leaseback or lease financing will be available as needed or on terms acceptable to the Company. A lack of available funds may require the Company to delay, scale back or eliminate all or some of its development and acquisition projects and could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 7. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

Repair and Maintenance - The Company conducts routine repairs and maintenance, as needed, of its communities on a regular basis. Several of the Company's communities acquired in the Wedgwood, American Care and Villa acquisitions have been in operation for ten years or more. The Company has no other current plans for significant expenditures relating to its existing communities, and considers them to be in good repair and working order.


Community Description

The Company's existing communities as of March 1999 range in size from 12 to 163 units, are from one to three stories and from 10,000 to 148,000 square feet. Each community has a large family room, usually equipped with a fireplace, a spacious open dining area, library, TV room, commercial kitchen, beauty salon, laundry and indoor and outdoor recreational areas. Units generally range in size from approximately 330 to 400 square feet for a studio unit, 470 to 650 square feet for a one bedroom unit and 680 to 850 square feet for a two bedroom unit. Assisted living units typically include a private bathroom, kitchenette, closets, living and sleeping areas, a lockable door, emergency call system, individual temperature controls and fire alarm and sprinkler system, among other amenities.

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

The Company's senior management and other personnel, located at the Addison, Texas home office, provide support services to each of the Company's regions and its communities, including development of operational standards, budgets and quality assurance programs, recruiting, training and financial and accounting services such as data processing, accounts payable, billing and payroll services. Corporate personnel, regional and community Executive Directors collaborate with respect to the establishment of community goals and strategies, quality assurance oversight, development of Company policies and procedures, development and implementation of new programs, cash management, human resource management and community development.

The Company has attracted and continues to seek highly dedicated, experienced personnel. The Company has created formal training programs accompanied by review and evaluation procedures to help ensure quality care for its residents. The Company believes that education, training and development enhance the effectiveness of its employees. All employees are required to complete training programs which include a core curriculum comprised of personal care basics, job related specific training, Alzheimer's disease processes, first aid, fire safety, nutrition, infection control and customer service. Executive Directors receive training in all of these areas, plus marketing, community relations, healthcare management, life skills programming and fiscal management. In addition to some classroom training, the Company's communities provide new employees with on the job training, utilizing experienced staff as trainers and mentors.


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

The Greenbriar Way - At Greenbriar the foremost mission is excellence in service to residents. To that end, the Company's leadership dedicates itself to excellence in the supervision and professional development of employees whose day-to-day duty is to provide that service.

The Company's philosophy of management is to demonstrate by its actions and require from its employees high standards of personal integrity; to develop a climate of openness and trust; to demonstrate respect for human dignity in every circumstance; to be supportive in all relationships; to promote teamwork by involving employees in the management of their own work and to promote the free expression of ideas and opinions.

The Greenbriar Chaplaincy Program - The Company has employed a Chaplain as a consultant and he has established a "Spirituality in Aging" program that helps the Company's goal of meeting the emotional and spiritual needs of its residents, their families, and the employees of Greenbriar. The Chaplain is available for immediate support on a toll free number and visits the Company's communities on a scheduled basis to conduct training seminars for residents, families, employees and the public.

Family and Resident Feedback - The Company surveys residents on an annual basis to monitor the quality of services provided to residents and the level of satisfaction of residents and their families. The Company is presently implementing surveys of family members of residents to monitor the quality of services. The Company also plans to establish a toll free customer response telephone line to encourage feedback from residents, family members, and other visitors in its communities.

Regular Community Inspections - Community inspections are conducted by corporate personnel (including the vice president of construction and maintenance, the director of nutritional services and the director of medical services) and regional staff on a regular basis. These inspections cover the appearance of the exterior and grounds, the appearance and cleanliness of the interior, the professionalism and friendliness of staff, resident care plans, the quality of activities and the dining program, observance of residents in their daily living activities and compliance with governmental regulations. A detailed community audit program is used to ensure the inspections are thorough and to facilitate required corrective action.


Marketing

The Company's marketing and sales efforts are undertaken at corporate, regional and local levels. This effort is intended to create awareness of the community and its services among prospective residents, their families, other key decision-makers and professional referral sources. The corporate marketing staff develops overall strategies for promoting the community throughout its markets and continuously assesses the success of its efforts. Most communities have, on staff, a community relations coordinator dedicated to sales and marketing activities who is guided and trained by corporate marketing personnel. For smaller communities who do not have a community relations coordinator, the Executive Director performs the sales and marketing functions.

Prior to opening new communities, the Company commences an aggressive marketing campaign by opening a sales office in close proximity to the new community. During this pre-opening marketing period, the Company's personnel actively contact local referral sources, which generally account for a majority of resident referrals. In addition, the Company typically engages in more traditional types of marketing activities, such as direct mailings, print advertising, signs and yellow page advertising. These marketing activities and media advertisements are directed to potential residents and their adult children, who often comprise the primary decision makers for placing a frail elderly relative in an assisted living setting.


Government Regulation

Healthcare is an area of extensive and frequent regulatory change. The assisted living industry is relatively new and, accordingly, the manner and extent to which it is regulated at the federal and state levels is evolving at a steady pace. Currently, twenty-three states have a licensure category or statute that uses the term "assisted living". Several states have proposed regulations using the term. Twenty-two states have specific language in statute, licensure regulations (including states with draft regulations) or Medicaid policy that addresses the philosophy of assisted living. Several states, including Texas and North Carolina have or are reviewing the licensure regulations and increasing the role of state personnel in monitoring and controlling the assisted living industry.

In the states in which the Company operates, a license is not required to provide basic support services. Currently, assisted living and Alzheimer's care communities are not specifically regulated as such by the federal government. However, the Company's communities are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. Although regulatory requirements vary from state to state, these requirements generally address, among other things, staff education, training and records; staffing levels; community services, including administration and assistance with self-administration of medication; physical community specifications; size and furnishing of community units and common areas; food and housekeeping services; and emergency evacuation plans and resident rights and responsibilities. Most of the Company's communities are required to possess state licenses in order to provide the levels and types of services which they offer. A limited number of the Company's communities are not required to possess such licenses because they do not supply care and/or supervision to an extent requiring them to be licensed under their respective state's laws. The Company's communities are also subject to various state and local building codes and other ordinances, including safety codes. Management anticipates that the states which are establishing regulatory frameworks for assisted living communities will require the licensing of assisted living communities and will establish varying requirements with respect to such licensing. The Company has obtained all required licenses for each of its communities. Each of the Company's licenses must be renewed annually.

Currently, only a few states have CON requirements for assisted living communities. If federal and state reimbursements increase or there is overbuilding in the industry other states may initiate CON requirements. If this occurs, the operators who can grow rapidly in the next few years could have a distinct advantage, in as much as this barrier to entry could limit overbuilding and competition such as occurred in some nursing home markets in the past.

Like healthcare centers, assisted living communities are subject to periodic survey or inspection by governmental authorities. From time to time in the ordinary course of business, the Company receives deficiency reports. The Company reviews such reports and takes appropriate corrective action. Although most inspection deficiencies are resolved through a plan of correction, the reviewing agency typically is authorized to take action against a licensed community where deficiencies are noted in the inspection process. Such action may include imposition of fines, imposition of a provisional or conditional license or suspension or revocation of a license or other sanctions. Any failure by the Company to comply with applicable requirements could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its communities are in substantial compliance with all applicable regulatory requirements.

As noted  earlier,  many  states  have  already  elected to  participate  in the
Medicaid  Home and  Community  Care Options Act of 1990  ("MHCCOA")  and several other states are studying the program. Texas, where the Company is headquartered, is one of the states that has already elected to participate in the program. Under MHCCOA, states now have the option to use Medicaid funds to support services for low income, frail older persons, in places of residence other than nursing centers. The program allows the state to amend its Medicaid statutes to use funds in this manner, thus avoiding the repeated process of obtaining a Medicaid waiver. Any community participating in this payment program must meet all applicable state and federal rules and regulations.

The Company participates in federal and state reimbursement programs. However, the Company expects the bulk of its revenues to come from private payments.
Conversely, if the proposed Medicaid block grants are signed into law, the Company could experience a dramatic increase in revenues from these sources, particularly with respect to its double occupancy units. Many of the Company's existing communities can accommodate double occupancy and still provide a quality lifestyle.

The Americans with Disabilities Act ("ADA"), enacted July 26, 1990, has had and will continue to have a major effect on the full service residential retirement and assisted living industry. The communities developed or acquired by the Company must be in compliance with this act. The Fair Housing Amendments Act of 1988 also prohibits discrimination against the handicapped in the sale or rental of a dwelling, or in the provision of services or communities in connection with such a dwelling. This intensifies the need to be in compliance with ADA. Regulation of the industry is likely to increase, particularly for those providers accepting Medicaid reimbursements.

Federal and state governments regulate various aspects of the Company's business. The Company is subject to federal and state anti-remuneration laws, such as the federal health care program anti-kickback law which governs various types of financial arrangements among health care providers and others who may be in a position to refer or recommend patients to these providers. This law prohibits direct and indirect payments that are intended to induce the referral of patients to, the arranging of services by, or the recommending of a particular provider of health care items or services. The federal health care program anti-kickback law has been interpreted to apply to some contractual relationships between health care providers and sources of patient referral. Similar state laws vary from state to state, are sometimes vague and have rarely been interpreted by courts or regulatory agencies. Violation of these laws can result in loss of licensure, civil or criminal penalties and exclusion of health care providers or suppliers from furnishing covered items or services to beneficiaries of the federal health care program. The Company cannot be sure that these laws will be interpreted consistently with its practices.

In compliance with underlying state bond financing, rents at one community in Oregon must be approved by an agency of the state. Two other communities financed with loans guaranteed by the Department of Housing and Urban Development ("HUD") have rents requiring approval by HUD.


Competition

The long-term care industry is highly competitive and the assisted living and Alzheimer's care businesses in particular have and will continue to become increasingly competitive in the future. The Company competes with other assisted living companies and numerous other companies providing similar long-term care alternatives such as home healthcare agencies, community-based service programs, retirement communities and convalescent centers (nursing homes). In addition, the Company competes with a number of tax-exempt nonprofit organizations which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company and which are generally exempt from income tax. In most markets where the Company operates or plans to operate the level of competition is rapidly increasing both from regional, national and local providers. The Company expects this trend to continue and some markets may be overbuilt and more will be overbuilt in the future. If reimbursement programs, such as the Medicaid waiver program, increase assisted living competition will grow from existing and new companies focusing primarily on assisted living. Nursing home centers that provide long-term care services are also a source of competition for the Company, particularly with respect to Alzheimer's care services. Many of the Company's present and potential competitors have, or may have access to, greater financial, management and other resources than those of the Company. There can be no assurance that competitive pressures will not have a material adverse effect on the Company.

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

As noted, the Company competes with other providers of long-term care. This also applies to attracting and retaining qualified and skilled personnel. In recent years, the healthcare industry has experienced a shortage of qualified healthcare professionals. The Company's operations require few professionally certified (RN or LPN) staff, primarily for supervision of care staff. While the Company has been able to retain the services of an adequate number of professionals to staff its communities appropriately and maintain its standards of quality care, there can be no assurance that continued shortages will not affect the ability of the Company to maintain the desired staffing levels. In some markets, non-licensed staff have become a recruitment challenge. Unemployment rates are significantly below the national average in a few markets.

The Company is seeking sites and acquisition candidates primarily in non-metropolitan communities located in the western, southern and southeastern regions of the United States that are not currently served or are under served. The Company is identifying these markets and intends to provide premier services and amenities at average to above average prices. It is also providing special care services in a residential setting for those with memory loss and Alzheimer's, the primary cause of memory loss. These residents are not mixed with other assisted living residents. The Company believes that this combination of target markets and services may improve its ability to compete with non-specialized assisted living communities and nursing homes.


Insurance

The provision of personal and healthcare services entails an inherent risk of liability compared to more institutional long-term care communities, assisted living communities of the type operated by the Company, especially its dementia care communities, offer residents a greater degree of independence in their daily lives. This increased level of independence, however, may subject the resident and the Company to certain risks that would be reduced in more institutionalized settings. The Company currently maintains liability insurance intended to cover such claims which it believes is adequate based on the nature of the risks, its historical experience and industry standards. The Company also carries property insurance on each community in amounts that it believes to be adequate and standard in the industry.


Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at the property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean up costs incurred by such parties in connection with the contamination. Such laws typically impose clean up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of such substances may be substantial and the presence of such substances, or the failure to remediate properly such property may adversely affect the owner's ability to sell or lease the property or to borrow using the property as collateral. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or redemption of such substances at the disposal or treatment community, whether or not such community is owned or operated by that person or corporation. Finally, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

The Company has conducted environmental assessments on most of its existing communities that it operates plus one community it leases that is operated by a third party. These assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations or is the Company aware of any such environmental liability. Wedgwood operated, for periods ranging from 2 to 19 years, nine communities for which environmental assessments have not been obtained. The Company believes that all of its communities are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its communities.


Control by Insiders

As of March 31, 1999, the Company's officers, directors and affiliated entities owning more than 5% of the Company's outstanding stock owned approximately 61.1% of the outstanding shares of Common Stock. Mr. James R. Gilley, President, Chief Executive Officer and Chairman of the Board of the Company, a corporation wholly owned by him and his spouse, beneficially owned an aggregate of approximately 30.9% of the outstanding Common Stock of the Company. Mr. Victor L. Lund, a director of the Company and the founder of Wedgwood, beneficially owned approximately 15.9% of the outstanding shares of Common Stock. Floyd B. Rhoades, a director of the Company and founder of American Care, beneficially owned approximately 10.7% of the outstanding shares of Common Stock. In addition, the Gilley family owns series D Voting Preferred Stock, which for stockholder votes is the equivalent of 675,000 Common Shares. Accordingly, such individuals will have the ability, by voting their shares in concert, to control or significantly influence (i) the election of the Company's Board of Directors and, thus, the direction and future operations of the Company, and (ii) the outcome of all other matters submitted to the Company's stockholders, including mergers, consolidations and the sale of all or substantially all of the Company's assets. In addition, the Company's officers and directors, including James R. Gilley, currently hold options or conversion rights to acquire 1,594,990 shares of Common Stock, certain of which options are subject to vesting requirements. The issuance of additional shares of Common Stock pursuant to the exercise of these stock options granted to management under the Company's stock option plan would increase the number of shares held by the Company's executive officers and directors in the future.


Anti-Takeover Provisions

The Company's Articles of Incorporation and Bylaws contain, among other things, provisions (i) establishing a classified board of directors (ii) authorizing shares of preferred stock with respect to which the Board of Directors has the power to fix the rights, preferences, privileges and restrictions without any further vote or action by the stockholders (iii) requiring holders of at least 80% of the outstanding Common Stock to join together in requesting a special meeting of stockholders and (iv) prohibiting removal of a director other than for "cause" and then only if the holders of at least 80% of the outstanding Common Stock vote for such removal. The Company is also subject to Sections 78.411-78.444 of the Nevada Revised Statutes (the "Control Act") which in general prohibits any business combination involving the Company and a person that beneficially owns 10% or more of the outstanding Common Stock or an affiliate or associate of the Company who within the past three years was the beneficial owner, directly or indirectly, or 10% or more of the outstanding Common Stock, except under certain circumstances. The application of the Control Act and/or the provisions of the Company's Articles of Incorporation and Bylaws could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving the Company that some or a majority of the Company's stockholders might consider to be in their personal best interests, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price of the Common Stock and may adversely affect the market price of and the voting and other rights of, the holders of Common Stock.


Employees

At March 31, 1999, the Company employed 1184 employees, including 754 full-time and 430 part-time employees. The Company believes it maintains good relationships with its employees. None of the Company's employees are represented by a collective bargaining group.

Corporate Offices

The Company's principal office is a 27,500 square foot building that it owns in Addison, Texas. The Company's Addison office will meet the Company's needs for the foreseeable future.


ITEM 2: DESCRIPTION OF PROPERTIES
---------------------------------

See Item 1 for a discussion of properties owned or leased by the Company.


ITEM 3: LEGAL PROCEEDINGS
-------------------------

The Company is involved from time to time in legal proceedings that are incidental to its business. The following are the legal proceedings that are pending at March 1999.


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

In 1995 the plaintiff and the Company each filed cross motions for summary judgment on the issue of whether the indebtedness was discharged. On December 3, 1997 the Georgia Court of Appeals granted Greenbriar's motion for summary judgment where they determined that the indebtedness was not discharged. In February 1998 the Georgia Supreme Court refused to hear the matter. The amount of indebtedness, including accrued interest, is approximately $11 million. The Company's basis for financial statement purposes in the indebtedness, net of related deferred gains, is approximately $ 4.2 million.

The Company has been named as defendant in other lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition of the Company.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

The Company's Common Stock is traded under the symbol "GBR" and is listed on the American Stock Exchange. The high and low closing sales prices of the Company's Common Stock on the American Stock Exchange during the last two fiscal years:

                                      1998                       1997
                                 High        Low            High        Low
                              ----------- ----------     ----------- ----------

         First Quarter         $17.38     $13.75          $19.25     $13.88
         Second Quarter         12.88       8.94           23.00      18.13
         Third Quarter           8.75       1.63           23.25      19.50
         Fourth Quarter          3.94       1.37           21.00      17.63

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

The closing price on the Company's common stock on March 31, 1999, was $2.19 per share. As of March 31, 1999, there were 2,953 holders of record of the Company's common stock.


ITEM 6: SELECTED FINANCIAL DATA
--------------------------------



                                                          (Amounts in thousands, except per share data)
                                                                 For the Years Ended December 31,

                                                  1998           1997          1996          1995          1994
                                              -------------- ------------- ------------- ------------- --------------

Operating revenue                             $    53,521    $    38,979   $    29,785   $     7,964   $    11,840
Operating expenses                                 55,216         39,958        34,719         9,568        12,176
                                              -------------- ------------- ------------- ------------- --------------
Operating income (loss)                            (1,695)          (979)       (4,934)       (1,604)         (336)

Income (loss) from continuing operations
before income taxes                           $   (10,602)   $   (10,297)  $    (7,995)  $     5,286   $       (78)

Basic and diluted income (loss) per common
share                                         $     (1.86)   $      (.92)  $      (.99)  $      1.04   $       .24

BALANCE SHEET DATA:
Total assets                                  $   130,353    $   151,243   $   116,701   $    47,756   $    45,224
Long-term debt                                $    58,154    $    54,851   $    54,717   $    16,485   $     1,110
Total liabilities                             $    78,516    $    88,726   $    80,549   $    23,131   $    23,080
Preferred stock redemption obligation         $    21,748         -             -             -              -
Total stockholders equity                     $    30,089    $    62,517   $    36,152   $    24,625   $    22,144

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------


Overview

During 1994 the Company began a series of steps to focus its business on the development, management and ownership of assisted living properties. The Company's historical businesses during the past five years have included ownership and operation of skilled nursing and retirement centers, real estate investments and manufacture and leasing of electric convenience vehicles and wheelchairs. The nursing and retirement centers and convenience vehicle businesses have been sold and the real estate investments are being liquidated. During 1994, the Company began independently to develop its assisted living business, began construction of its first assisted living community in July 1995, and opened that community to residents on May 30, 1996. By July 1, 1996, the Company (not including the communities of Wedgwood and American Care) had three additional assisted living communities under construction. In order to increase the Company's presence in the assisted living industry, create geographic diversity and obtain experienced personnel, the Company acquired Wedgwood in March 1996, American Care in December 1996, Windsor in October 1997 and Villa in December 1997. The acquisitions of Wedgwood, Windsor and Villa have been accounted for as purchases, and the historical financial statements of the Company do not include any revenues or earnings (losses) attributed to those operations prior to the acquisition. The American Care acquisition has been accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated to include the accounts and operations of American Care for all periods prior to the acquisition. At December 31, 1997 the Company operated 55 communities which were owned, leased or managed for third parties.

During the third quarter of 1998 the Company made several strategic decisions as to its future direction. It was decided that the Company redirect itself with the following objectives:

     o Terminate existing management contracts whereby the Company would manage communities for a fee. As of January 1, 1998 the Company had 2 such contracts.

     o Reduce the percentage of residents in the Company's communities who were dependent on direct assistance from governmental agencies for payment of their fees. As of January 1, 1998 approximately 50% of the residents at the Company's communities received government assistance.

     o Move toward direct ownership of the communities operated by the Company as opposed to long term lease arrangements. As of January 1, 1998 approximately 50% of the Company's communities were operated under long-term lease arrangements.

     o    Divest  of  communities   with  limited  future  profit  potential  or
          geographic locations that were isolated from other Company operations.

As of December 31, 1998 the Company had terminated its management contracts to manage for others and reduced to 31 the number of Communities that it operated. The Company owns or has current options to purchase all but five of its communities. The percentage of residents who are private pay is approximately 90%.


Fiscal 1998 as Compared to Fiscal 1997

Revenues and Operating Expenses from Assisted Living Operations. Revenues increased to $53,521,000 in 1998 as compared to $38,979,000 in 1997. Community operating expenses, which consist of assisted living community expense, lease expense and depreciation and amortization, were $49,924,000 in 1998 as compared to $34,306,000 in 1997. The primary reason for the increase was the acquisitions of Windsor and Villa. Windsor and Villa were acquired in the fourth quarter of 1997 in transactions that were accounted for as purchases. The revenue and related expenses for the communities acquired through these acquisitions are not included in the amounts for 1997. The revenues and related expenses for these communities for 1998 were $12,651,000 and $9,746,000 respectively. The balance of the increase is due to the opening by the Company of new communities during 1998 and increased census at the existing communities.

Corporate General and Administrative Expenses. These expenses were $5,292,000 in 1998 as compared to $5,652,000 in 1997. The overall decrease, despite the growth of the Company, was due to the reorganization of the regional and corporate office that resulted in the elimination of one of the regional offices and a reduction in Corporate staff in the third quarter of 1998.

Interest and Dividend Income. Interest and dividend income was $1,094,000 in 1998 as compared to $479,000 in 1997. In the first quarter of 1998, the Company received proceeds from the sale of preferred stock of $22,000,000. The increase in interest and dividend income is due to an increase in cash available for investment purposes.

Interest Expenses. These expenses decreased to $6,432,000 in 1998 as compared to $6,801,000 in 1997. The decrease is reflective of the sale of an owned community in 1998 as well as the payoff of approximately $2,500,000 of debt in the first quarter of 1998.

Other Income (Expense). Other income (expense) for 1998 was ($3,569,000). This expense is a result of the divestiture of 22 communities in six separate transactions with third parties and the termination of 3 agreements to manage communities for third parties. Nine leased communities in North Carolina, whose primary reimbursement source was Medicaid, were transferred to a Florida based company for no consideration. The leases on two other North Carolina communities, whose primary pay or source was Medicaid, were terminated. One other owned North Carolina community was sold to a company for proceeds of $5,800,000. A leased community in Florida was sold to a Tennessee based company for proceeds of $375,000. Eight leased communities in Texas, whose primary reimbursement source was Medicaid were transferred to a Fort Worth based company for no consideration. One other owned community in Oregon was subleased to a local operator.

The transaction involving the transfer of the eight Texas leased communities was a three party transaction since all of the eight communities were leased from one REIT. In this transaction, the Company obtained an option to purchase the remaining five communities leased from this REIT for $28,000,000.

The loss on these divestitures is a result of the book values of these properties being in excess of any consideration received.

Discontinued Operations. Earnings from discontinued operations consist of real estate operations that are classified for sale. The real estate operations had a net operating loss of ($34,000) in 1998 and net operating income of $153,000 in 1997. The decrease in 1998 was the result of the sales of the North Carolina shopping center in April of 1997 and a Georgia shopping center in June of 1998. The sale in 1998 resulted in a loss of ($169,000) net of income tax.


Fiscal 1997 as Compared to Fiscal 1996

Revenues and Operating Expenses from Assisted Living Operations. Revenues increased to $38,979,000 in 1997 as compared to $29,785,000 in 1996. The primary reasons for the increase were the acquisition of Wedgwood and the continued growth of Greenbriar. Wedgwood was acquired effective March 31, 1996 and as such the financial statements for 1996 reflect nine months of Wedgwood operations as compared to twelve months of operations in 1997. In addition, the Company's total owned or leased communities increased from 32 at December 31, 1996 to 52 at December 31, 1997. Community operating expenses, which consist of assisted living community expenses, lease expense and depreciation and amortization, were $34,306,000 in 1997 as compared to $25,152,000 in 1996. The primary reasons for these increases, as discussed above, are the acquisition of Wedgwood and the continued growth of Greenbriar.





                                                                            (Amounts in thousands)
                                                                        Year Ended, December 31, 1997
                                                                 Stabilized        Start-up
                                                               Communities(1)   Communities(2)        Total
                                                             -----------------------------------------------------

     Assisted Living Community Income                          $   35,926        $    3,053       $   38,979
     Assisted Living Community Operating Expenses                  23,197             3,113           26,310
                                                             -----------------------------------------------------
     Gross Operating Income                                        12,730               (61)          12,669
     Lease Expense                                                  4,285               378            4,663
     Community Depreciation & Amortization                          2,614               719            3,333
                                                             -----------------------------------------------------
     Income (Loss) from Community Operations                   $    5,830        $   (1,157)      $    4,673


     (1) Stabilized communities are those communities that have been operating for one year or have achieved stabilized occupancy of 92% or more.

     (2)  Start-up   communities  are  those  communities  that  have  not  been operating for one year or have not achieved a stabilized occupancy of 92% or more.

Corporate General and Administrative Expenses - These expenses were $5,652,000 in 1997 as compared to $6,731,000 in 1996. The overall decrease, despite the growth of the Company, was due to the consolidation of accounting and administrative functions into the Dallas office. During 1996 Greenbriar, Wedgwood and American Care were operated as three separate companies. Each company had its own corporate office, executive officers, corporate staff, accounting department and other related costs. In the first quarter of 1997 all of these corporate functions were centralized in Dallas.

Interest and Dividend Income - Interest and dividend income was $479,000 in 1997 as compared to $771,000 in 1996. The decrease is due to a decrease in cash available for investment.

Interest Expense. These expenses increased to $6,801,000 in 1997 as compared to $4,457,000 in 1996. The increase is due to the increase in the number of communities the Company owned in 1997 as compared to in 1996.


                             Other income (expenses)
                                                                       (Amounts in thousands)
                                                                      Year ended December 31,
                                                                        1997             1996
                                                                  ----------------- ---------------

                Write-off of note receivable                       $     (2,000)     $          -
                Write-off of investment securities                       (2,100)                -
                Gain of settlement of litigation                          2,409                 -
                Prepayment penalty on mortgage payable                   (1,300)                -
                Other                                                        (5)              625
                                                                  ----------------- ---------------
                                                                   $     (2,996)     $        625


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

Discontinued Operations - Earnings from discontinued operations consist of the real estate operations that are classified for sale. The real estate operations had net earnings of $153,000 in 1997 and $238,000 in 1996. The decrease in 1997 was a result of the sale of the North Carolina shopping center in April 1997. The sale resulted in a gain of $322,000, net of income tax, in 1997.


Liquidity and Capital Resources

At December 31, 1998, the Company had current assets of $8,323,000 and current liabilities of $7,802,000.

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

In connection with the sale, the Company entered into an agreement which provides that, on the date of conversion, if the value of the Company's common stock has not increased at the annual rate of at least 14% during the period the preferred shares are outstanding, the Company is required to make a cash payment ("Cash Payment") to the preferred stockholders equal to the market price deficiency on the shares received upon conversion.

The 14% guaranteed return is being accreted by a charge to accumulated deficit. The amount of the Cash Payment that would be required assuming conversion at each balance sheet date will be transferred from stockholders equity to temporary equity. At December 31, 1998, a Cash Payment of $21,748,000 would have been due assuming conversion took place.

The Series F & G preferred stockholders have the option to convert beginning in January 2000. The Company has no information as to whether or not such early conversion will occur. Further, any Cash Payment that might be required will be determined by price of the Company's common stock when such conversion occurs. Should the Series F & G preferred stockholders elect to convert in January 2000 and should the price of the Company's common stock remain the same as is was on December 31, 1998, the Cash Payment obligation as of January 2000 would be approximately $ 24,800,000.

The Company is proceeding with a plan to refinance its existing portfolio of Communities. At current interest rates and property values the Company believes it can refinance its existing Communities and if necessary sell certain Communities and obtain cash sufficient to meet the potential Cash Payment. In addition the Company will seek out additional third party financing. While the Company believes it will be able to meet any potential Cash Payment requirement there can be no assurance that the Company's plan will be successful.

At December 31, 1998 and since the date of issuance of the Series F and G preferred stock, the Company was not in compliance with one of the financial ratio covenants of the stock purchase agreement. The Company believes this situation stems from a computational mistake that was made at the time this particular ratio test was originally determined.

The Company has brought this mistake to the attention of the representative of the preferred shareholder and anticipates that the ratio will be modified to reflect the original intentions of the parties. The representatives have not indicated to the Company that they consider that a default has occurred. However, an event of default (1) permits the holder to elect a number of persons to the board of directors that will constitute 70% of the board, (2) gives the holder, upon giving the Company written notice of an event of default, the right

(Put Right) to require the Company to repurchase, "out of funds legally available therefor," any or all of the preferred stock for an amount equal to the liquidation value ($22,000,000 in the aggregate) plus accumulated but unpaid dividends, plus a premium of 20%, and (3) entitles the holder to additional dividends of $1.20 per share (an aggregate of $660,000 per quarter). Any additional dividends paid pursuant to this provision would reduce the amount of the Cash Payment resulting from the aforementioned 14% guaranteed return.

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


Year 2000

The Company has assessed the potential impact of Year 2000 ("Y2K") issues as regards its business, results of operations and financial condition. Critical information systems and equipment are purchased from third party vendors and each has assured the Company that its particular component is Y2K compliant. Internal tests have confirmed these assessments. The Company is evaluating other Y2K implications associated with the infrastructure of its individual communities such as HVAC, security, elevator and community specific utility systems and believes it will have substantially completed any remediation needed by the end of the second quarter of 1999.

Y2K's potential impact on the Company's operations is also dependent on third party vendors for such services as utilities, banking services and food.
Communication with the significant providers of these services has been initiated but it is not possible, at present, to project the effect on the Company if third party remediation efforts are not successful.

While the Company expects to adequately resolve all Y2K issues, a "reasonably likely worst case" scenario would include supplier disruption, potential delay in state reimbursement programs and minor utility disruptions. The Company intends to address the possible consequences of these issues through community-specific contingency plans and a prudent level of liquidity.

Although the Company cannot quantify the potential effect of Y2K issues on its operating results, liquidity or financial position it is reasonably certain that the total cost of compliance will not be material and can easily be funded through operating cash flows as problems are incurred.


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


Forward Looking Statements

Certain statements included in this Management's Discussion and Analysis are forward looking statements that predict the future development of the Company. The realization of these predictions will be subject to a number of variable contingencies and there is no assurance that they will occur or be realized in the time frame proposed. The risks associated with the potential actualization of the Company's plans include: contractor delays, the availability and cost of financing, availability of managerial oversight and regulatory approvals, to name a few.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. (See Management's Discussion and Analysis - Liquidity and Capital Resources appearing elsewhere in this Form 10-K.) If market interest rates average 1% (100 basis points) more in 1999 than they did in 1998, the Company's interest expense would increase and income before income taxes would decrease by approximately $400,000. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1999, although there can be no assurances that interest rates will not significantly change.

The Company is also exposed to risks from changes in the market price of its common stock. As discussed above, the amount of the Cash Payment to the holders of the Series F and G preferred stock fluctuates with the market price of the Company's common stock. An increase in the market price of $1 per share will decrease the amount of the Cash Payment by $1,257,000. A decrease of $1 per share will increase the amount of the Cash Payment by $1,257,000.


ITEM 8: FINANCIAL STATEMENTS
----------------------------

        The financial statements required by this Item begin at page F-1 hereof.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------
        None.

                                    PART III

ITEMS 10-13:

The information required by Items 9, 10, 11 and 12 is incorporated by reference into this Form 10-K from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held June 4, 1999, which definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1999.

                                     PART IV

ITEM 14: EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) The following exhibits required to be filed by Item 601 of Regulation S-B are filed as part of this Annual Report on Form 10-KSB:

         Exhibit
         Number         Description of Exhibit
         -------------- --------------------------------------------------------
         2.1.1          Stock Purchase Agreement between Villa Residential  Care
                        Homes,  Inc.,  William A. Shirley, Jr.  and  Greenbriar
                        Corporation  ("Registrant")  (filed as Exhibit 2.1.1  to
                        Registrant's Form 8-K Current Report on January 13, 1998
                        and incorporated herein by this reference).
         2.1.2          Exchange   Agreement   between  Villa  Residential  Care
                        Homes-Corpus   Christi   South,   L.P.  and   Greenbriar
                        Corporation  ("Registrant")  (filed as Exhibit  2.1.2 to
                        Registrant's Form 8-K Current Report on January 13, 1998
                        and incorporated herein by this reference).
         2.1.3          Exchange   Agreement   between  Villa  Residential  Care
                        Homes-Granbury,    L.P.   and   Greenbriar   Corporation
                        ("Registrant")  (filed as Exhibit 2.1.3 to  Registrant's
                        Form  8-K  Current   Report  on  January  13,  1998  and
                        incorporated herein by this reference).
         2.1.4          Exchange   Agreement   between  Villa  Residential  Care
                        Homes-Oak   Park,   L.P.  and   Greenbriar   Corporation
                        ("Registrant")  (filed as Exhibit 2.1.4 to  Registrant's
                        Form  8-K  Current   Report  on  January  13,  1998  and
                        incorporated herein by this reference).
         2.1.5          Exchange   Agreement   between  Villa  Residential  Care
                        Homes-Fort  Worth East, L.P. and Greenbriar  Corporation
                        ("Registrant")  (filed as Exhibit 2.1.5 to  Registrant's
                        Form  8-K  Current   Report  on  January  13,  1998  and
                        incorporated herein by this reference).
         2.1.6          Exchange Agreement between William A. Shirley, Jr., Lucy
                        M.  Brody  and  C.  Kent   Harrington   and   Greenbriar
                        Corporation  ("Registrant")  (filed as Exhibit  2.1.6 to
                        Registrant's Form 8-K Current Report on January 13, 1998
                        and incorporated herein by this reference).
         2.2.1          Stock Purchase  Agreement  between Lone Star Opportunity
                        Fund,  L.P. and  Greenbriar  Corporation  ("Registrant")
                        filed as Exhibit 2.2.1 of  Registrant's  Form 10-KSB for
                        the year ended December 31, 1997.
         2.2.4          Form of Registration Rights Agreement between Registrant
                        and  Lone  Star   Opportunity   Fund,  L.P.  as  regards
                        1,400,000   shares  of  Registrant's   Series  F  Senior
                        Convertible   Preferred  Stock  and  800,000  shares  of
                        Registrant's Series G Senior Non-Voting  Preferred Stock
                        filed as Exhibit 2.2.4 of  Registrant's  Form 10-KSB for
                        the year ended December 31, 1997.
         2.2.5          Agreement  between Lone Star Opportunity  Fund, L.P. and
                        Registrant   regarding   certain   minimum   values   of
                        Registrant's   stock   filed   as   Exhibit   2.2.5   of
                        Registrant's Form 10-KSB for the year ended December 31,
                        1997.
         2.2.6          Agreement on Form of Promissory Note between  Registrant
                        and Lone Star  Opportunity  Fund,  L.P filed as  Exhibit
                        2.2.6 of  Registrant's  Form  10-KSB  for the year ended
                        December 31, 1997.
         2.2.7          Form of Promissory Note agreed to by Registrant and Lone
                        Star  Opportunity  Fund,  L.P. filed as Exhibit 2.2.7 of
                        Registrant's Form 10-KSB for the year ended December 31,
                        1997.
         3.1            Articles of Incorporation of Medical Resource  Companies
                        of  America  ("Registrant")  (filed  as  Exhibit  3.1 to
                        Registrant's    Form   S-4    Registration    Statement,
                        Registration No. 33-55968, and incorporated herein by this reference).
         3.1.1          Restated Articles of Incorporation of Greenbriar
                        Corporation.
         3.2            Bylaws of Registrant (filed as Exhibit 3.2 to
                        Registrant's Form S-4 Registration Statement,
                        Registration No. 33-55968, and incorporated herein by this reference).

         Exhibit
         Number         Description of Exhibit
         -------------- --------------------------------------------------------
         3.2.1          Amendment to  Section 3.1 of  the  Bylaws  of Registrant
                        adopted upon approval of the Merger (filed as Exhibit
                        3.2.1 to Registrant's Form S-4 Registration Statement,
                        Registration No. 33-55968, and incorporated herein by
                        this reference).
         3.3            Certificate of Decrease in Authorized and Issued Shares.
         4.1            Certificate of Designations, Preferences and Rights of
                        Preferred Stock dated October 7,
                        1992 relating to Registrant's Series A Preferred Stock
                        (filed as Exhibit 4.1 to Registrant's Form S-4
                        Registration Statement, Registration No. 33-55968, and
                        incorporated herein by this reference).
         4.1.2          Certificate of  Designations,  Preferences and Rights of
                        Preferred   Stock   dated  May  7,  1993,   relating  to
                        Registrant's  Series B Preferred Stock (filed as Exhibit
                        4.1.2 to Registrant's  Form S-3 Registration  Statement,
                        Registration  No. 33-64840,  and incorporated  herein by
                        this reference.
         4.1.3          Certificate of  Designations,  Preferences and Rights of
                        Preferred  Stock  dated  August 18,  1993,  relating  to
                        Registrants'  Series C Preferred Stock (filed as Exhibit
                        4.1.3 to  Registrant's  Form  10-KSB  for the year ended
                        December 31, 1993).
         4.1.3.1        Amendment to  Certificate of  Designations,  Preferences
                        and Rights of  Preferred  Stock dated  August 18,  1993,
                        relating to Registrants' Series C Preferred Stock.
         4.1.4          Certificate of  Designations,  Preferences and Rights of
                        Preferred  Stock  dated  March  15,  1996,  relating  to
                        Registrants' Series D Preferred Stock.
         4.1.5          Certificate of  Designations,  Preferences and Rights of
                        Preferred  Stock  dated  March  15,  1996,  relating  to
                        Registrants' Series E Preferred Stock.
         4.1.6          Certificate of Voting Powers, Designations,  Preferences
                        and Rights of Registrant's  Series F Senior  Convertible
                        Preferred  Stock  dated  December  31,  1997,  filed  as
                        Exhibit 2.2.2 of  Registrant's  Form 10-KSB for the year
                        ended December 31, 1997.
         4.1.7          Certificate of Voting Powers, Designations,  Preferences
                        and Rights of  Registrant's  Series G Senior  Non-Voting
                        Convertible  Preferred  Stock dated  December  31, 1997,
                        filed as Exhibit 2.2.3 of  Registrant's  Form 10-KSB for
                        the year ended December 31, 1997.
         4.3.2          Registration  Rights  Agreement  dated   April 27,  1990
                        between   Registrant's   predecessor  and  International
                        Health Products, Inc. (assumed by Registrant), which has
                        been  assigned  to  JRG Investments, Inc.,  relating  to
                        4,150,000 shares (830,000 post  December 1995 shares) of
                        Registrant's  Common  Stock,  the benefits of which were
                        further  assigned  to  Professional Investors Insurance,
                        Inc. as  to  600,000 shares (120,000 post  December 1995
                        shares) in November 1992 (filed on June 5, 1990, as an
                        Exhibit to the Registrant's predecessor's Current Report
                        on Form 8-K and incorporated herein by reference).
          4.3.3         Form of  Assignment  of  Registration  Rights  Agreement
                        dated September 30, 1992 between JRG  Investments,  Inc.
                        and Professional  Investors Insurance,  Inc. relating to
                        600,000  shares  (120,000  post December 1995 shares) of
                        Registrant's  Common  Stock  (filed as Exhibit  4.3.3 to
                        Registrant's    Form   S-4    Registration    Statement,
                        Registration  No. 33-55968,  and incorporated  herein by
                        this reference).
          4.4           Form of Registration  Rights Agreement dated December 1,
                        1991 between  Registrant and W. Michael Gilley (filed as
                        Exhibit  4.4  to  Registrant's   Form  S-4  Registration
                        Statement, Registration No. 33-55968, and incorporated herein by this reference).
         4.9.3          Registration Rights Agreement dated December 30, 1996
                        between Registrant and Floyd B. Rhoades.
         10.3.2         Form of $62,500  Promissory Note dated December 27, 1991
                        payable to Registrant by Gene S. Bertcher representing the purchase price for 250,000 shares (50,000 post
                        December  1995  shares)  of  Registrant's  Common  Stock
                        (filed  as  Exhibit  10.3.2  to  Registrant's  Form  S-4
                        Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

         Exhibit
         Number         Description of Exhibit
         -------------- --------------------------------------------------------
         10.3.3         Form of Renewal of  Promissory  Note dated  October  14,
                        1992 extending the maturity date of the Promissory  Note
                        referenced in Exhibit 10.3.2 (filed as Exhibit 10.3.3 to
                        Registrant's    Form   S-4    Registration    Statement,
                        Registration  No. 33-55968,  and incorporated  herein by
                        this reference).
         10.3.4         Form  of  Security  Agreement  -  Pledge   (Nonrecourse)
                        between  Gene S.  Bertcher and  Registrant  securing the
                        Promissory Note referenced in Exhibit 13.3.2.  (Filed as
                        Exhibit  10.3.4 to  Registrant's  Form S-4  Registration
                        Statement,  Registration No. 33-55968,  and incorporated
                        herein by this reference).
         10.4.2         Form of $75,000  Promissory  Note dated October 12, 1992
                        payable to Registrant by Robert L. Griffis  representing
                        the  purchase  price for  150,000  shares  (30,000  post
                        December  1995  shares)  of  Registrant's  Common  Stock
                        (filed  as  Exhibit  10.4.2  to  Registrant's  Form  S-4
                        Registration  Statement,  Registration No. 33-55968, and
                        incorporated herein by this reference).
         10.4.3         Form  of  Security  Agreement  -  Pledge   (Nonrecourse)
                        between  Registrant  and Robert L. Griffis  securing the
                        Promissory  Note  referenced in Exhibit 10.4.2 (filed as
                        Exhibit  10.4.3 to  Registrant's  Form S-4  Registration
                        Statement, Registration No. 33-55968, and incorporated
                        herein by this reference).
         10.6.1         Form of Stock Option to purchase  100,000 shares (20,000
                        post December 1995 shares) of Registrant's  Common Stock
                        issued  to Oscar  Smith on  October  1,  1992  (filed as
                        Exhibit  10.6.1 to  Registrant's  Form S-4  Registration
                        Statement,  Registration No. 33-55968,  and incorporated
                        herein by this reference).
         10.6.2         Form of $50,000  Promissory  Note dated  October 1, 1992
                        payable to  Registrant by Oscar Smith  representing  the
                        purchase  price for 100,000 shares (20,000 post December
                        1995  shares) of  Registrant's  Common  Stock  (filed as
                        Exhibit  10.6.2 to  Registrant's  Form S-4  Registration
                        Statement,  Registration No. 33-55968,  and incorporated
                        herein by this reference).
         10.6.3         Form  of  Security  Agreement  -  Pledge   (Nonrecourse)
                        between   Registrant   and  Oscar  Smith   securing  the
                        Promissory  Note  referenced in Exhibit 10.6.2 (filed as
                        Exhibit  10.6.3 to  Registrant's  Form S-4  Registration
                        Statement, Registration No. 33-55968, and incorporated
                        herein by this reference).
         10.7.1         Form of Stock Option to purchase  80,000 shares  (16,000
                        post December 1995 shares) of Registrant's  Common Stock
                        issued to Lonnie Yarbrough on October 12, 1992 (filed as
                        Exhibit  10.7.1 to  Registrant's  Form S-4  Registration
                        Statement,  Registration No. 33-55968,  and incorporated
                        herein by this reference).
         10.7.2         Form of $40,000  Promissory  Note dated October 12, 1992
                        payable to Registrant by Lonnie  Yarbrough  representing
                        the  purchase  price  for  80,000  shares  (16,000  post
                        December  1995  shares)  of  Registrant's  Common  Stock
                        (filed  as  Exhibit  10.7.2  to  Registrant's  Form  S-4
                        Registration  Statement,  Registration No. 33-55968, and
                        incorporated herein by this reference).
         10.7.3         Form  of  Security  Agreement  -  Pledge   (Nonrecourse)
                        between  Registrant  and Lonnie  Yarbrough  securing the
                        Promissory  Note  referenced in Exhibit 10.7.2 (filed as
                        Exhibit  10.7.3 to  Registrant's  Form S-4  Registration
                        Statement, Registration No. 33-55968, and incorporated
                        herein by this reference).
         10.8.1         Form of Stock Option to purchase  80,000 shares  (16,000
                        post December 1995 shares) of Registrant's Common Stock issued to Dennis McGuire on October 1, 1992 (filed as
                        Exhibit  10.8.1 to  Registrant's  Form S-4  Registration
                        Statement, Registration No. 33-55968, and incorporated herein by this reference).
         10.8.2         Form of $40,000  Promissory  Note dated  October 1, 1992
                        payable to Registrant by Dennis McGuire representing the purchase price for 80,000 shares (16,000 post December
                        1995  shares) of  Registrant's  Common  Stock  (filed as
                        Exhibit  10.8.2 to  Registrant's  Form S-4  Registration
                        Statement, Registration No. 33-55968, and incorporated herein by this reference).

         Exhibit
         Number         Description of Exhibit
         -------------- --------------------------------------------------------
         10.8.3         Form  of  Security  Agreement  -  Pledge   (Nonrecourse)
                        between  Registrant  and  Dennis  McGuire  securing  the
                        Promissory  Note  referenced in Exhibit 10.8.2 (filed as
                        Exhibit  10.8.3 to  Registrant's  Form S-4  Registration
                        Statement, Registration No. 33-55968, and incorporated
                        herein by this reference).
         10.9.6         Form of $62,500 promissory note dated December 29, 1994,
                        payable to Registrant by L.A.  Tuttle  representing  the
                        purchase  price of 50,000  shares  (10,000 post December
                        1995  shares) of  Registrant's  Common  Stock  (filed as
                        Exhibit 10.9.6 to Registrant's  Form 10-KSB for the year
                        ended December 31, 1994).
         10.9.7         Form of Security Agreement-Pledge between Registrant and
                        L.A.  Tuttle  securing the promissory  note reference in
                        Exhibit 10.9.6 (filed as Exhibit 10.9.7 to  Registrant's
                        Form 10-KSB for the year ended December 31, 1994).
         10.13          Registrant's 1992  Stock  Option  Plan (filed as Exhibit
                        10.13 to Registrant's Form S-4   Registration Statement,
                        Registration No. 33-55968, and  incorporated  herein  by
                        this reference).
         10.21.1        Extended  and  Consolidated  Promissory  Note  in  the
                        principal amount  of  $5,700,000 dated effective May 23,
                        1992 payable by JRG Investment Co., Inc. to M.S. Holding
                        Co. Corp. (filed as Exhibit 10.22.1 to Registrant's Form
                        S-4 Registration Statement, Registration
                        No.33-55968, and incorporated herein by this reference).
         10.22.2        Extended and Consolidated Pledge Agreement dated
                        effective May 23, 1992 between JRG Investment  Co., Inc.
                        and M.S. Holding Co. Corp. securing the Note  referenced
                        in  Exhibit  10.22.1   (filed  as E xhibit   10.22.2  to
                        Registrant's Form S-4 Registration Statement,
                        Registration No. 33-55968,  and  incorporated  herein by
                        this reference).
         10.22.3        Pledge Agreement dated as of May 23, 1992 between  James
                        R. Gilley and M.S. Holding Co. Corp.  (filed  as Exhibit
                        10.22.3 to Registrant's Form S-4 Registration Statement,
                        Registration No. 33-55968, and incorporated herein by
                        this reference).
         10.22.4        Irrevocable Proxy from  James R. Gilley to M.S.  Holding
                        Co. Corp. relating to  shares  of capital  stock of  JRG
                        Investment  Co., Inc. (filed   as  Exhibit  10.22.4  to
                        Registrant's  Form  S-4    Registration     Statement,
                        Registration No. 33-55968, and incorporated herein by
                        this reference).
         10.22.5        Blank  Assignment  and Power of  Attorney  signed by JRG
                        Investment  Co., Inc.  relating to 482,000  (96,400 post
                        December  1995  shares)  shares of  Registrant's  Common
                        Stock (filed as Exhibit 10.22.5 to Registrant's Form S-4
                        Registration Statement, Registration No.
                        33-55968, and incorporated herein by this reference).
         10.22.6        Blank  Assignment  and Power of  Attorney  signed by JRG
                        Investment  Co.,  Inc.   relating  to  1,268,000  shares
                        (236,600  post  December  1995  shares) of  Registrant's
                        Common Stock (filed as Exhibit  10.22.6 to  Registrant's
                        Form S-4 Registration Statement, Registration No.
                        33-55968, and incorporated herein by this reference).
         10.22.7        Three Blank Assignments and Powers of Attorney signed by
                        JRG  Investment  Co.,  Inc.,  each  relating  to 600,000
                        shares   (120,000   post   December   1995   shares)  of
                        Registrant's  Common Stock (filed as Exhibit  10.22.7 to
                        Registrant's    Form   S-4    Registration    Statement,
                        Registration  No. 33-55968,  and incorporated  herein by
                        this reference).
         10.22.8        Blank  Assignment  and Power of  Attorney  signed by JRG
                        Investment  Co.,  Inc.  relating to 2,281,818  shares of
                        Registrant's  Common Stock (filed as Exhibit  10.22.8 to
                        Registrant's    Form   S-4    Registration    Statement,
                        Registration No. 33-55968, and incorporated herein by this reference).
         10.22.9        Blank  Assignment  and Power of  Attorney  signed by JRG
                        Investment Co., Inc. relating to 905,557 shares of Registrant's Series A Preferred Stock (filed as Exhibit
                        10.22.9 to Registrant's Form S-4 Registration Statement,
                        Registration No. 33-55968, and incorporated herein by this reference).

         10.36          Stock Option Agreement dated  December 31, 1996  between
                        Registrant and  James R. Gilley  covering 200,000 shares
                        of Common Stock.
         10.37          Employment Agreements dated December 31, 1996
         10.38          Stock Purchase Warrant dated December 31, 1996 between
                        registrant and The April Trust
         21.1*          Subsidiaries of Registrant.
         23.1*          Consent of Grant Thornton.
         27.1*          Financial Data Schedule required by Item 601(c) of
                        Regulation S-K.
          *             Filed herewith.

(b)      Reports on Form 8-K - none

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act"), the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GREENBRIAR CORPORATION



March 30, 1999                      By:  /s/ Gene S. Bertcher
                                         ---------------------------------
                                             Gene S. Bertcher
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     GREENBRIAR CORPORATION


March 30, 1999       By: /s/James R. Gilley
                         -------------------------------------------------------
                         James R. Gilley, President, Chief Executive Officer and Chairman of the Board of Directors


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  March 30, 1999        /s/  James R. Gilley
                        --------------------
                             James R. Gilley, President, Chief Executive Officer
                             and Chairman of the Board of Directors
  March 30, 1999        /s/  Don C. Benton
                        ------------------
                             Don C. Benton, Director
  March 30, 1999        /s/  Paul G. Chrysson
                        ---------------------
                             Paul G. Chrysson, Director
  March 30, 1999        /s/  Matthew G. Gallins
                        -----------------------
                             Matthew G. Gallins, Director
  March 30, 1999        /s/  Victor L. Lund
                        -------------------
                             Victor L. Lund, Director
  March 30, 1999        /s/  Michael E. McMurray
                        ------------------------
                             Michael E. McMurray, Director
  March 30, 1999        /s/  Floyd B. Rhoades
                        ---------------------
                             Floyd B. Rhoades, Director
  March 30, 1999        /s/  William A. Shirley, Jr.
                        ----------------------------
                             William A. Shirley, Jr., Director

               Report of Independent Certified Public Accountants




Board of Directors and Stockholders
Greenbriar Corporation


We have audited the accompanying consolidated balance sheets of Greenbriar Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenbriar Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Dallas, Texas
March 26, 1999

                             Greenbriar Corporation

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                  December 31,



                   ASSETS                     1998       1997
                                            --------   --------

CURRENT ASSETS
    Cash and cash equivalents               $  6,024   $     23
    Accounts receivable - trade                  448      1,162
    Stock subscription receivable               --       22,000
    Other current assets                       1,851      1,317
                                            --------   --------

               Total current assets            8,323     24,502

REAL ESTATE OPERATIONS HELD FOR SALE,
    at lower of cost or market                 1,000      3,097

DEFERRED INCOME TAX BENEFIT                    4,750      2,632

INVESTMENT IN SECURITIES, AT COST              2,046      2,025

MORTGAGE NOTE RECEIVABLE, net of deferred
    gain of $3,083                             3,617      3,617

PROPERTY AND EQUIPMENT, AT COST
    Land and improvements                     11,651     12,114
    Buildings and improvements                84,097     80,758
    Equipment and furnishings                  5,996      5,898
    Construction in progress                    --        4,864
                                            --------   --------
                                             101,744    103,634
    Less accumulated depreciation              7,921      5,486
                                            --------   --------
                                              93,823     98,148

DEPOSITS                                       3,422      3,619

LEASE RIGHTS AND OTHER INTANGIBLES            12,511     12,129

OTHER ASSETS                                     861      1,474
                                            --------   --------

                                            $130,353   $151,243
                                            ========   ========



        The accompanying notes are an integral part of these statements.





                             Greenbriar Corporation

                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                (Amounts in thousands, except per share amounts)

                                  December 31,


    LIABILITIES AND STOCKHOLDERS' EQUITY                            1998         1997
                                                                  ---------    ---------

CURRENT LIABILITIES
    Current maturities of long-term debt                          $   2,278    $  13,403
    Notes payable - affiliate                                          --          1,479
    Accounts payable - trade                                          1,787        1,883
    Accrued expenses                                                  2,471        3,345
    Other current liabilities                                         1,266        1,798
                                                                  ---------    ---------

               Total current liabilities                              7,802       21,908

MORTGAGE NOTE COLLATERALIZED BY
    REAL ESTATE HELD FOR SALE                                           883          893

LONG-TERM DEBT                                                       58,154       54,851

FINANCING OBLIGATIONS                                                10,815       10,815

OTHER LONG-TERM LIABILITIES                                             862          259
                                                                  ---------    ---------

               Total liabilities                                     78,516       88,726


PREFERRED STOCK REDEMPTION OBLIGATION                                21,748         --

STOCKHOLDERS' EQUITY
    Preferred stock                                                     289          289
    Common stock, $.01 par value; authorized, 20,000 shares;
       issued and outstanding, 7,514 in 1998 and 7,300 in 1997           76           73
    Additional paid-in capital                                       64,261       83,339
    Accumulated deficit                                             (32,170)     (18,669)
                                                                  ---------    ---------
                                                                     32,446       65,032
    Less stock purchase notes receivable (including $2,250 from
       related parties)                                              (2,367)      (2,515)
                                                                  ---------    ---------
                                                                     30,089       62,517
                                                                  ---------    ---------

                                                                  $ 130,353    $ 151,243
                                                                  =========    =========



        The accompanying notes are an integral part of these statements.




                             Greenbriar Corporation

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands, except share data)

                             Year ended December 31,


                                                            1998        1997        1996
                                                           --------    --------    --------

Revenue
    Assisted living operations                             $ 53,428    $ 38,824    $ 29,673
    Other                                                        93         155         112
                                                           --------    --------    --------
                                                             53,521      38,979      29,785
Operating expenses
    Assisted living operations                               35,965      26,310      19,439
    Lease expense                                             9,552       4,663       3,712
    Facility depreciation and amortization                    4,407       3,333       2,001
    General and administrative                                5,292       5,652       6,731
    Merger and transition expense                              --          --         2,836
                                                           --------    --------    --------
                                                             55,216      39,958      34,719
                                                           --------    --------    --------
               Operating loss                                (1,695)       (979)     (4,934)

Other income (expense)
    Interest and dividend income                              1,094         479         771
    Interest expense                                         (6,432)     (6,801)     (4,457)
    Other income (expense), net                              (3,569)     (2,996)        625
                                                           --------    --------    --------
                                                             (9,110)     (9,318)     (3,061)
                                                           --------    --------    --------
               Loss from continuing operations
                   before income taxes                      (10,602)    (10,297)     (7,995)

Income tax benefit                                           (1,896)     (4,115)     (2,400)
                                                           --------    --------    --------

               Loss from continuing operations               (8,706)     (6,182)     (5,595)

Discontinued operations
    Earnings (loss) from operations, net of income taxes        (34)        153         238
    Gain (loss) on disposal, net of income taxes               (169)        322         520
                                                           --------    --------    --------

               NET LOSS                                      (8,909)     (5,707)     (4,837)

Preferred stock dividend requirement                         (4,600)       (334)       (365)
                                                           --------    --------    --------

Loss allocable to common stockholders                      $(13,509)   $ (6,041)   $ (5,202)
                                                           ========    ========    ========

Income (loss) per share - basic and diluted
    Continuing operations                                  $  (1.83)   $   (.99)   $  (1.13)
    Discontinued operations                                    (.03)        .07         .14
                                                           --------    --------    --------

    Net loss                                               $  (1.86)   $   (.92)   $   (.99)
                                                           ========    ========    ========

Weighted average number of common shares outstanding          7,275       6,582       5,259



         The accompanying notes are an integral part of this statement.



                             Greenbriar Corporation

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

                                                                                                                Stock
                                                                                         Additional             purchase
                                                   Preferred stock      Common stock     paid in   Accumulated  notes
                                                  Shares    Amount    Shares    Amount   capital     deficit    receivable Total
                                                --------   --------  --------  --------  ---------  ---------   ---------- -------

Balances at January 1, 1996                           34   $      3     4,752  $     48  $ 34,565   $ (7,418)   $ (2,573)  $ 24,625

    Issuance of preferred stock                    2,625        264      --        --      15,938       --          --       16,202
    Conversion of preferred stock                 (1,970)      (197)    1,731        17       180       --          --         --
    Purchase of common stock                        --         --         (12)     --        (123)      --          --         (123)
    Dividends on preferred stock                       1       --        --        --          72       (387)       --         (315)
    Capital contribution                            --         --        --        --         600       --          --          600
    Net loss                                        --         --        --        --        --       (4,837)       --       (4,837)
                                                --------   --------  --------  --------  --------   --------    --------   --------

Balances at December 31, 1996                        690         70     6,471        65    51,232    (12,642)     (2,573)    36,152

    Issuance of common stock under stock
       option plans                                 --         --          28      --         318       --          --          318
    Issuance of common stock for acquisitions       --         --         851         8    12,919       --          --       12,927
    Issuance of preferred stock                    2,200        220      --        --      21,327       --          --       21,547
    Purchase of common stock                        --         --        (125)       (1)   (2,408)      --          --       (2,409)
    Payments on stock purchase notes receivable     --         --        --        --        --         --            58         58
    Conversion of preferred stock                    (14)        (1)       75         1      --         --          --         --
    Dividends on preferred stock                    --         --        --        --        --         (320)       --         (320)
    Net loss                                        --         --        --        --        --       (5,707)       --       (5,707)
    Other                                           --         --        --        --         (49)      --          --          (49)
                                                --------   --------  --------  --------  --------   --------    --------   --------

Balances at December 31, 1997                      2,876        289     7,300        73    83,339    (18,669)     (2,515)    62,517

    Issuance of common stock                        --         --         250         2       435       --          --          437
    Purchase of common stock                        --         --         (36)        1      (472)      --          --         (471)
    Dividends on preferred stock, including
       accretion of $2,970                          --         --        --        --       2,970     (4,592)       --       (1,622)
    Issuance costs for preferred stock              --         --        --        --        (263)      --          --         (263)
    Redemption obligation - preferred stock         --         --        --        --     (21,748)      --          --      (21,748)
    Reduction of stock purchase notes receivable    --         --        --        --        --         --           148        148
    Net loss                                        --         --        --        --        --       (8,909)       --       (8,909)
                                                --------   --------  --------  --------  --------   --------    --------   --------

Balance at December 31, 1998                       2,876   $    289     7,514  $     76  $ 64,261   $(32,170)   $ (2,367)  $ 30,089
                                                ========   ========  ========  ========  ========   ========    ========   ========



         The accompanying notes are an integral part of this statement.



                             Greenbriar Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)




                                                            Year ended December 31,
                                                          --------------------------
                                                           1998      1997      1996
                                                          ------    ------    ------


Cash flows from operating activities
Net loss                                                 $(8,909)   $(5,707)   $(4,837)
Adjustments to reconcile net loss to net
   cash used in operating activities
      Discontinued operations                                203       (475)      (758)
      Depreciation and amortization                        4,407      3,333      2,001
      Gain on settlement of litigation                      --       (2,409)      --
      Loss on sale of property                             2,924       --         --
      Loss on sale of real estate held for sale             --         --           19
      Write down of property                                 560       --         --
      Write-off of note receivable                          --        2,000       --
      Write-off of investment securities                    --        2,100       --
      Stock dividends on investment securities              --          (39)      (133)
      Capital contributions as payment for services         --         --          600
      Deferred income taxes                               (2,118)    (4,115)    (1,979)
      Changes in operating assets and liabilities,
         net of effect of acquisitions
            Accounts receivable                              714       (572)       255
            Other current and noncurrent assets           (3,206)     1,338        905
            Accounts payable and other liabilities          (312)    (2,007)     2,893
                                                         -------    -------    -------

              Net cash used in operating activities of
                  continuing operations                   (5,737)    (6,553)    (1,034)

Net cash provided by (used in) operating activities
   of discontinued operations                                 93         66        (85)
                                                         -------    -------    -------

              Net cash used in operating activities       (5,644)    (6,487)    (1,119)








        The accompanying notes are an integral part of these statements.



                             Greenbriar Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Amounts in thousands)



                                                                 Year ended December 31,
                                                            --------------------------------
                                                             1998         1997       1996
                                                            --------    --------    --------

Cash flows from investing activities
    Collections of notes receivable                         $   --      $    126    $    123
    Purchase of property and equipment                        (4,843)     (3,970)    (16,534)
    Additions to notes receivable                               --          --           (23)
    Investing activities of discontinued operations            1,500       2,941        --
    Net cash received in acquisition of business                --          --           739
                                                            --------    --------    --------

                   Net cash used in investing activities      (3,343)       (903)    (15,695)

Cash flows from financing activities
    Proceeds from borrowings                                  18,539       4,705      15,461
    Payments on debt                                         (23,195)        (17)     (1,426)
    Dividends on preferred stock                              (1,622)       (320)       (315)
    Purchase and retirement of common stock                     (471)       --          (123)
    Deposits on financing obligations                           --          --        (1,622)
    Exercise of stock options                                   --           318        --
    Financing activities of discontinued operations             --            (8)       --
    Collection of stock subscription receivable               21,737        --          --
    Other                                                       --           (49)       --
                                                            --------    --------    --------

                Net cash provided by financing activities     14,988       4,629      11,975
                                                            --------    --------    --------

                NET INCREASE (DECREASE) IN CASH
                   AND CASH EQUIVALENTS                        6,001      (2,761)     (4,839)

Cash and cash equivalents at beginning of year                    23       2,784       7,623
                                                            --------    --------    --------

Cash and cash equivalents at end of year                    $  6,024    $     23    $  2,784
                                                            ========    ========    ========




      The accompanying notes are an integral part of these statements.

                             Greenbriar Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

    Nature of Operations
    --------------------

    Greenbriar Corporation's business consists of development and operation of assisted living communities located throughout the United States, which provide housing, hospitality and personal and healthcare services to elderly individuals. At December 31, 1998, the Company had 31 communities in operation in 11 states with a total capacity for 2,830 residents.

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

    Impairment of Long-Lived Assets
    -------------------------------

    The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Company estimates the future cash flows expected to result from use of the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based on the asset's fair value.

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

    Lease Rights and Other Intangibles
    ----------------------------------

    Lease rights are amortized by the straight-line method over the lives of the related leases. Goodwill is being amortized by the straight-line method over a period of fifteen years. Deferred financing costs are being amortized over the terms of the related borrowings under a method which approximates the interest method.

    Earnings (Loss) Per Common Share
    --------------------------------

    Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In 1998, 1997 and 1996, all potential common shares were anti-dilutive.

                             Greenbriar Corporation

NOTE B - ACQUISITIONS AND DISPOSITIONS

    Acquisitions

    Wedgwood Retirement Inns, Inc. and Affiliates
    ---------------------------------------------

    In March 1996, the Company acquired substantially all of the assets and liabilities of a number of companies under common control and managed by Wedgwood Retirement Inns, Inc. (Wedgwood). The business of these companies consists of the operation of 15 assisted living and Alzheimer's communities. To structure the Wedgwood acquisition as a tax-free exchange, the Company also acquired a shopping center in North Carolina from James R. Gilley and members of his family (the Gilley Group). Due to the fact that the Gilley Group is a majority stockholder of Greenbriar and owner of the shopping center, the property was recorded at the Gilley Group's historical cost basis of approximately $2,300,000. Consideration given was 675,000 shares of Series D preferred stock. Wedgwood's assets were valued at an aggregate value of approximately $58,000,000 ($54,000,000 of property and equipment) and liabilities assumed were approximately $44,000,000. In exchange, Greenbriar issued 1,949,950 shares of Series E preferred stock, valued at approximately $14,000,000, to the Wedgwood shareholders. In 1996, the stockholders of the Company granted conversion rights to the series E preferred stock and it was converted into approximately 1,600,000 shares of the Company's common stock. The operations of Wedgewood have been reflected in the consolidated financial statements of the Company since April 1, 1996.

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

                             Greenbriar Corporation

NOTE B - ACQUISITIONS AND DISPOSITIONS - Continued

    The following table presents pro forma unaudited consolidated results of operations for the year ended December 31, 1997, assuming that the acquisitions of Windsor and Villa and affiliates had taken place at the beginning of 1997 . The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisitions been made at the beginning of the periods presented, or of future results of operations of the combined companies (in thousands, except per share data):

                                                                 Year ended
                                                                December 31,
                                                                   1997
                                                                ------------
       Revenue                                                     $49,701
       Loss from continuing operations                             $(6,801)
       Net loss                                                    $(6,326)
       Preferred stock dividend requirement                         $ (334)
       Loss from continuing operations allocable
          to common stockholders                                   $(7,135)
       Loss allocable to common stockholders                       $(6,660)
       Loss per share
          Continuing operations                                      $(.96)
          Net loss                                                   $(.90)

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

    Separate results of operations for the period prior to the merger with American Care are as follows (in thousands):

                                                                Year ended
                                                              December 31, 1996
                                                              -----------------
       Revenue
          Greenbriar                                             $13,523
          American Care                                           16,262
                                                                 -------
          Combined                                               $29,785
                                                                 =======
       Earnings (loss) from continuing operations
          Greenbriar                                             $(3,483)
          American Care                                           (2,112)
                                                                 -------
          Combined                                               $(5,595)
                                                                 =======
       Net earnings (loss)
          Greenbriar                                             $(2,725)
          American Care                                           (2,112)
                                                                 -------
          Combined                                               $(4,837)
                                                                 =======
    Dispositions

     In 1998, management decided to reduce the percentage of residents in the Company's communities who were dependent on direct assistance from government agencies for payment of their fees, and to dispose of certain communities that were not profitable. As a result, the Company sold two communities located in North Carolina and Florida for consideration of $6,175,000; assigned the leases on seventeen communities located in North Carolina and Texas to third parties for no consideration, terminated the leases on two communities located in North Carolina and subleased one community located in Oregon to a third party. The aforementioned sales and disposals resulted in an aggregate loss of $2,924,000.


NOTE C - DISCONTINUED OPERATIONS

    In 1995, management decided to sell the mobility products segment. The segment was sold in February 1996 for 8% preferred stock, which is not marketable, and notes valued at approximately $4,300,000, based upon fair value as determined by the Board of Directors. A gain of approximately $788,000, less applicable income taxes of $268,000 was recorded in 1996.

    In 1996,  the  Company  entered  into  negotiations  to sell  its  remaining
    non-assisted   living  real  estate  assets.   Accordingly,   the  Company's
    non-assisted living real estate operations have been reflected as discontinued operations. Management expects that the proceeds from the sales will be at least equal to the carrying value of the real estate assets. In 1997, the Company sold one of its real estate assets and recorded a gain of $491,000, less applicable income taxes of $169,000. In 1998, the company sold one of its real estate assets and recorded a loss of $255,370.

                             Greenbriar Corporation

NOTE C - DISCONTINUED OPERATIONS - Continued

    The  operations  of the  non-assisted  living real estate  segment have been
    presented  in  the   accompanying   financial   statements  as  discontinued
    operations.

    Summarized   operating   results  of  these  segments  are  as  follows  (in
thousands):


                                                                                               Year ended
                                                                                              December 31,
                                                                                    -------------------------------
                                                                                      1998         1997       1996
                                                                                    -------      -------    -------

       Revenues                                                                       $170         $702        $864
                                                                                       ===          ===         ===

       Earnings (loss) before income taxes                                            $(34)        $235        $361

       Income tax expense                                                               -            82         123
                                                                                       ---          ---         ---

             Net earnings (loss)                                                      $(34)        $153        $238
                                                                                       ===          ===         ===


NOTE D - CASH FLOW INFORMATION

    Supplemental information on cash flows and noncash investing and financing transactions is as follows (in thousands):

                                                                                      Year ended December 31,
                                                                                 ---------------------------------
                                                                                   1998         1997        1996
                                                                                 -------      -------      --------
     Supplemental cash flow information
        Interest paid                                                            $ 6,333      $ 6,981      $  4,460
        Income taxes paid                                                             25           23            95

     Supplemental data on noncash investing and financing activities
           Dividend paid on preferred shares in stock                              1,597           -             72
           Preferred stock subscribed                                                 -        22,000            -
           Purchase of common stock in exchange for
              assumption of liabilities                                               -         2,409            -

           Sale of subsidiary
               Securities and note received                                      $    -       $    -       $ (4,300)

               Assets sold                                                            -            -          3,780
               Gain (loss) on sale                                                    -            -            520
                                                                                 -------      -------      --------

                       Net cash effect of sale of subsidiary                     $    -       $    -       $     -
                                                                                 =======      =======      ========

           Businesses acquired
               Fair value of assets acquired                                     $    -      $ 23,200      $ 59,890
               Cash received                                                          -            -            739
               Common stock issued                                                    -       (12,927)      (16,202)
                                                                                 -------     --------      --------

                       Liabilities assumed                                       $    -      $ 10,273      $ 44,427
                                                                                 =======     ========      ========





                             Greenbriar Corporation

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




NOTE E - DEBT

    Long-term debt is comprised of the following (in thousands):

                                                                                                   December 31,
                                                                                             ---------------------
                                                                                                1998          1997
                                                                                             --------      --------

       Notes payable to financial  institutions maturing through 2018; fixed and variable interest rates ranging from 7.5% to 11.75% ; collateralized
          by property, fixtures, equipment and the assignment of rents                        $32,176       $30,090

       Notes  payable  to  individuals  and  companies  maturing  through  2022;
          variable   and  fixed   interest   rates   ranging  from  7%  to  12%;
          collateralized  by  real  property,   personal   property,   fixtures,
          equipment and the assignment
          of rents                                                                              4,741         9,544

       Note  payable  to  the  Redevelopment  Agency  of  the  City  of  Corona,
          California,  payable into a sinking fund  semi-annually  in increasing amounts from $65 to $420 through May 1, 2015;  variable  interest rate of 5.4% at December 31, 1998; collateralized by personal
          property, land, fixtures and rents                                                    7,310         7,495

       Notes payable to related parties                                                            -            897

       Notes payable to financial institution                                                      -          8,023

       Mortgage note payable to a financial institution maturing in 2007;
          interest at 11.35%; collateralized by property and equipment                         14,028        11,413

       Other                                                                                    2,177           792
                                                                                               ------          ----
                                                                                               60,432        68,254
          Less current maturities                                                               2,278        13,403
                                                                                               ------        ------

                                                                                              $58,154       $54,851
                                                                                               ======        ======


                             Greenbriar Corporation

NOTE E - DEBT - Continued

    Aggregate annual principal maturities of long-term debt at December 31, 1998 are as follows (in thousands):

          1999                                                         $ 2,278
          2000                                                           1,722
          2001                                                           3,604
          2002                                                           9,003
          2003                                                          14,812
          Thereafter                                                    29,013
                                                                        ------

                                                                       $60,432
                                                                       =======

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


NOTE G - OPERATING LEASES

    The Company leases certain communities under operating leases which expire through the year 2011 and has various equipment operating leases. The leases provide that the Company pay for property taxes, insurance, and maintenance.

    Future minimum payments following December 31, 1998 are as follows (in thousands):

          1999                                                         $ 4,894
          2000                                                           4,232
          2001                                                           4,330
          2002                                                           4,304
          2003                                                           3,749
          Thereafter                                                    22,018
                                                                        ------

                                                                       $43,527
                                                                       =======

    Lease expense in 1998 and 1997 was $9,551,525 and $4,663,000, respectively. Certain leases contain rent escalation clauses which are based upon future events or changes in indices.

                             Greenbriar Corporation

NOTE H - INCOME TAXES

    At December 31, 1998, the Company had net operating loss carryforwards of approximately $30,800,000 which expire between 1999 and 2012. However, approximately $6,700,000 of these net operating loss carryforwards have limitations that restrict utilization to approximately $600,000 for any one year. Also, carryforwards of $900,000, which expire between 2006 and 2008, may only be used to offset future taxable income of the subsidiaries in which the losses were generated.

    The following is a summary of the components of income tax expense (benefit) from continuing operations (in thousands):

                                                Year ended December 31,
                                           1998          1997           1996
                                          -------       -------        -------
          Current                          $ 222        $     -        $    23
          Deferred                        (2,118)        (4,115)        (2,423)
                                          ------         ------         ------

                                         $(1,896)       $(4,115)       $(2,400)
                                          ======         ======         ======

    Deferred tax assets and liabilities were comprised of the following (in thousands):


                                                                       December 31,
                                                               -------------------------
                                                                 1998              1997
                                                               -------           -------

       Deferred tax assets:
          Net operating loss carryforwards                     $10,473           $ 7,501
          Note and accounts receivable                             920               845
          Investment in securities                                 651               651
          Alternative minimum tax credit carryforwards             235               207
          Accrued expenses                                         685               178
          Financing obligations                                  1,802             1,802
          Other                                                    780               719
                                                                ------            ------

                 Total deferred tax assets                      15,546            11,903

       Deferred tax liabilities - property and equipment        (9,276)           (9,271)
       Valuation allowance                                      (1,520)               -
                                                                ------            ------

                 Net deferred tax asset                        $ 4,750           $ 2,632
                                                                ======            ======


                             Greenbriar Corporation

NOTE H - INCOME TAXES - Continued

    Following is a reconciliation of income tax expense from continuing operations with the amount of tax computed at the federal statutory rate of 34% (in thousands):


                                                                                       Year ended December 31,
                                                                                -----------------------------------
                                                                                  1998          1997          1996
                                                                                -------       -------       -------

       Tax benefit at the statutory rate                                        $(3,605)      $(3,501)      $(2,718)
       Change in deferred tax asset valuation allowance, exclusive
          of additions for business purchased in 1996                             1,520          (418)          418
       Other                                                                        189          (196)         (100)
                                                                                 ------        ------        ------

       Tax benefit                                                              $(1,896)      $(4,115)      $(2,400)
                                                                                 ======        ======        ======

    Changes in the deferred tax valuation allowance result from assessments made by the Company each year of its expected future taxable income available to absorb its carryforwards. In the third quarter of 1998, management determined that the Company's operating results were less than what was initially expected in its profitability model. Accordingly, effective July 1, 1999, the Company began providing a valuation allowance for the deferred tax benefits resulting from losses occurring after that date. The Company believes that it is more likely than not that the net deferred tax asset at December 31, 1998 of $4,750,000 will be recovered from future operations. However, this evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.


NOTE I - STOCKHOLDERS' EQUITY

    Preferred Stock

    Preferred stock consists of the following (amounts in thousands, except per share amounts):


                                                                                                     Year ended
                                                                                                    December 31,
                                                                                                -------------------
                                                                                                 1998         1997
                                                                                                ------       ------

      Series B cumulative convertible preferred stock, $.10 par value; liquidation
         value of $100; authorized, 100 shares; issued and outstanding, 1 share                  $  1          $  1

      Series D cumulative convertible preferred stock, $.10 par value; liquidation
         value of $3,375; authorized, issued ad outstanding, 675 shares                            68            68

      Series F voting cumulative convertible preferred stock, $.10 par value; liquidation
      value of $14,000; authorized, issued and outstanding, 1,400 shares                          140           140

      Series G cumulative convertible preferred stock, $.10 par value; liquidation
         value of $8,000; authorized, issued and outstanding, 800 shares                           80            80
                                                                                                  ---           ---

                                                                                                 $289          $289
                                                                                                  ===           ===


                             Greenbriar Corporation

NOTE I - STOCKHOLDERS' EQUITY - Continued

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

    The Series F and Series G preferred shares were sold to one investor in December 1997 for $22,000,000, less selling and offering costs of $716,000. Payment was received in January 1998. In connection with the sale, the Company entered into an agreement which provides that, on the date of conversion, if the value of the Company's common stock has not increased at an annual rate of at least 14% during the period the preferred shares are outstanding, the Company is required to make a Cash Payment (the Cash Payment) to the preferred stockholders equal to the market price deficiency on the shares received upon conversion.

    The 14% guaranteed return is accreted by a charge to accumulated deficit. The amount of the Cash Payment that would be required assuming conversion at each balance sheet date is transferred from stockholders' equity to Preferred Stock Redemption Obligation. At December 31, 1998, a Cash Payment of $21,748,000 would have been due assuming conversion took place.

    At December 31, 1998 and since the date of issuance of the Series F and G preferred stock, the Company was not in compliance with one of the financial ratio convenants of the stock purchase agreement. The Company believes this situation stems from a computational mistake that was made at the time this particular ratio test was originally determined.

    The Company has brought this mistake to the attention of representatives of the preferred shareholder and anticipates that the ratio will be modified to reflect the original intentions of the parties. The representatives have not indicated to the Company that they consider that a default has occurred, However, an event of default (1) permits the holder to elect a number of persons to the board of directors that will constitute 70% of the board, (2) gives the holder, upon giving the Company written notice of an event of default, the right (Put Right) to require the Company to repurchase, "out of funds legally available therefor," any or all of the preferred stock for an amount equal to the liquidation value ($22,000,000 in the aggregate) plus accumulated but unpaid dividends, plus a premium of 20%, and (3) entitles the holder to additional dividends of $1.20 per share (an aggregate of $660,000 per quarter). Any additional dividends paid pursuant to this provision would reduce the amount of the Cash Payment resulting from the aforementioned 14% guaranteed return.

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

    The Company has also granted options to officers during 1996, 1997, and 1998 aggregating 1,000,000 shares not covered by either plan. These options were granted at market, were exercisable immediately, and expire 10 years from date of grant.

    SFAS 123 requires disclosure of pro forma net earnings (loss) and pro forma net earnings (loss) per share as if the fair value based method had been applied in measuring compensation cost for stock-based awards granted after January 1, 1995. The pro forma amounts are not necessarily representative of the effects of stock-based awards on future pro forma net income (loss) and pro forma net income (loss) per share because those pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before 1995.

    Reported and pro forma net loss and net loss per share amounts are set forth below (in thousands, except per share data):


                                                                                1998       1997       1997
                                                                               ------     ------     ------

         Net loss allocable to common stockholders (amounts in thousands)
              As reported                                                    $(13,509)   $(6,041)   $(4,837)
              Pro forma                                                      $(13,937)   $(8,696)   $(8,153)

         Net loss per share
              As reported                                                     $(1.86)     $ (.92)    $ (.99)
              Pro forma                                                       $(1.92)     $(1.32)    $(1.55)


    The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 100 percent for 1998, 37 percent for 1997 and 35 percent for 1996; risk-free interest rates of 5.5 percent for 1998, 5.9 percent for 1997 and 7.0 percent for 1996; no dividend yield; and weighted average expected lives of 7.3 years.

                             Greenbriar Corporation

NOTE I - STOCKHOLDERS' EQUITY - Continued

    Additional information with respect to options outstanding at December 31, 1998, and changes for the three years then ended was as follows:

                                                                                                   1998
                                                                                       ----------------------------

                                                                                                           Weighted
                                                                                                           average
                                                                                                          exercise
                                                                                          Shares             price
                                                                                        ---------         ---------
       Outstanding at beginning of year                                                 1,000,000            $14.23
          Granted                                                                         216,000              2.96
          Exercised                                                                            -                 -
                                                                                        ---------         ---------

       Outstanding at end of year                                                       1,216,000            $12.36
                                                                                        =========             =====

       Options exercisable at
          December 31, 1998                                                             1,199,333            $12.29
                                                                                        =========             =====

    Weighted average fair value per share of options granted during 1998 was $2.14.

                                                                                                  1997
                                                                                       ----------------------------
                                                                                                           Weighted
                                                                                                           average
                                                                                                          exercise
                                                                                          Shares             price
                                                                                        ---------         ---------
       Outstanding at beginning of year                                                   587,500            $12.20
          Granted                                                                         440,000             17.52
          Exercised                                                                       (27,500)            11.59
                                                                                         --------             -----

       Outstanding at end of year                                                       1,000,000            $14.20
                                                                                        =========             =====

       Options exercisable at
          December 31, 1997                                                               992,000            $14.23
                                                                                         ========             =====



Weighted average fair value per share of options granted during 1997 was $9.14.

                             Greenbriar Corporation

    NOTE I - STOCKHOLDERS' EQUITY - Continued


                                                                                                   1996
                                                                                          --------------------------

                                                                                                           Weighted
                                                                                                            average
                                                                                                           exercise
                                                                                           Shares           price
                                                                                          -------          --------
       Outstanding at beginning of year                                                   155,500            $12.83
          Granted                                                                         432,000             11.98
                                                                                          -------            ------

       Outstanding at end of year                                                         587,500            $12.20
                                                                                          =======             =====

       Weighted average fair value per share of options granted during 1996 was $7.72.

    Information about stock options outstanding at December 31, 1998 is summarized as follows:

                                                                        Options outstanding
                                                   -----------------------------------------------------------------
                                                                        Weighted average
                                                       Number              remaining              Weighted average
       Range of exercise prices                     outstanding         contractual life            exercise price
       ------------------------                    ------------         ----------------          ------------------
       $2.00 to $10.00                                 200,000                 1.0                      2.50
       $10.00 to $15.00                                558,000                 5.6                     11.58
       $15.00 to $17.75                                458,000                 8.4                     17.61
                                                      --------

                                                     1,216,000
                                                     =========

                                                                                       Options exercisable
                                                                               ------------------------------------
                                                                                 Number            Weighted average
       Range of exercise prices                                                exercisable          exercise price
                                                                               -----------         ----------------

       $2.00 to $10.00                                                           200,000                2.50
       $10.00 to $15.00                                                          552,000               11.58
       $15.00 to $17.75                                                          447,333               17.55
                                                                                --------

                                                                               1,199,333
                                                                               =========

                             Greenbriar Corporation

NOTE J - OTHER INCOME (EXPENSE)

    Other income (expenses) consists of the following: (amounts in thousands)


                                                                Year ended December 31,
                                                           -----------------------------
                                                             1998        1997       1996
                                                           -------     -------    -------

       Loss on sale of property (see Note B)               $(2,924)       $ -        $ -
       Write-off of note receivable                             -       (2,000)        -
       Write-off of investment securities                       -       (2,100)      (200)
       Gain on settlement of litigation                         -        2,409         -
       Prepayment penalty on mortgage note payable              -       (1,300)        -
       Write down of property                                 (560)         -          -
       Other                                                   (85)         (5)       825
                                                              ----         ---        ---

                                                           $(3,569)    $(2,996)      $625
                                                            ======      ======        ===


    In December 1997, management determined that it was in the best interests of the Company to exchange its note receivable of $2,000,000 for certain of the borrower's trade receivables. Due to the uncertainty as to the value of the trade receivables the Company has fully written off the note and has placed no value on the trade receivables. Further, the Company has preferred stock of the borrower which was carried at $2,300. Due to deteriorating financial condition of the borrower the Company has fully written off its investment.

    When the Company acquired Wedgwood certain representations were made by the seller. Subsequent to the acquisition two lawsuits were filed against the Company and the seller. In October 1997, the Company and the seller entered into an agreement whereby the Company would indemnify the seller for any damages resulting from the lawsuits and agreed to assume responsibility for all legal fees associated with the lawsuits. In return, the seller agreed to give the Company 125,000 shares of its common stock. Subsequent to the agreement, both the defendants were awarded a summary judgment and a directed verdict, including legal fees, by the respective courts. The Company has recorded a gain on the transaction of the fair market value of the stock, net of legal fees.

    In October 1997, the Company agreed to an early payoff on a loan on three of its communities. The loan, which was refinanced at a lower rate of interest, had a prepayment penalty of $1,300,000.


NOTE K - CONTINGENCIES

    The Company is defendant in various lawsuits generally arising in the ordinary course of business. Management of the Company is of the opinion that these lawsuits will not have a material effect on the consolidated results of operations, cash flows or financial position of the Company.

                             Greenbriar Corporation

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values at December 31, 1998, and 1997:

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

    Accounts receivable and payable - trade and note payable - affiliate - The carrying amount approximates fair value because of their short maturity.


NOTE M - NOTES RECEIVABLE

    Stock Purchase Notes
    --------------------

                                                                                     December 31,
                                                                               -----------------------
                                                                                1998              1997
                                                                               -----             -----
                                                                                     In thousands)


       Related party
          Note from James R. Gilley, chief executive officer, principal
              and interest at 5-1/2%, due November 2003                        $2,250            $2,250

       Other                                                                      117               265
                                                                                 ----              ----

                                                                               $2,367            $2,515
                                                                                =====             =====

    All stock purchase notes are collateralized by common stock of the Company and are presented in the balance sheet as a deduction from stockholders' equity.



                             Greenbriar Corporation

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE M - NOTES RECEIVABLE - Continued

    Mortgage Notes
    --------------
                                                                                               December 31,
                                                                                           -----------------------
                                                                                            1998             1997
                                                                                           ------           ------

                                                                                                (In thousands)

       Mortgage notes receivable consist of amounts due from a corporation and bear interest at 14% per annum, payable annually.  The notes
          are due in 2021 and are collateralized by a third lien on real property          $6,700            $6,700
                                                                                            =====             =====

    In connection with certain litigation in which the Company is defendant, the maker of the aforementioned note stopped making the interest payments required under the note. As a result, the Company has ceased recording the accrual of interest income. Had the Company been accruing interest on this note, the amount recognized would have been approximately $900,000 per annum.

    Based on the value of the underlying collateral at December 31, 1998, no impairment reserve is required for this note.


NOTE N - LEASE RIGHTS AND OTHER INTANGIBLES

    Lease rights and other intangibles consist of the following:

                                                                                               December 31,
                                                                                           ------------------------
                                                                                            1998              1997
                                                                                          -------          --------
       Lease rights, net of accumulated amortization of $798 in 1998                      $ 5,419           $11,276
       Lease buyout options                                                                 5,157                -
       Other                                                                                1,935               853
                                                                                           ------              ----

                                                                                          $12,511           $12,129
                                                                                           ======            ======

    In December 31, 1998, the Company exchanged its operating lease rights on eight assisted living communities for options to purchase five assisted living communities (the Option Communities) currently being leased and operated by the Company. The purchase price under the options is the lessor's acquisition cost, and the options are exercisable from December 1998 through December 2001.

    The lease agreements on the Option Communities have implicit interest rates of approximately 12%. The Company believes that financing of assisted living communities can be obtained at this time at interest rates substantially less than 12%.

    For financial statement purposes, the capitalized costs related to the eight leases exchanged of $5,157,000 were allocated to the Option Communities as Lease Buyout Options. No gain or loss was recorded. Upon exercise of the purchase options, these costs will be amortized over the term of the related debt.

                             Greenbriar Corporation

NOTE O - FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter of 1998, the Company wrote down property by approximately $560,000.

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