Form 10-Q
period 1999-03-31
GREENBRIAR CORP
filed 1999-05-14
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended March 31, 1999

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

At May 12, 1999, the issuer had outstanding approximately 6,733,000 shares of par value $.01 Common Stock.



                             GREENBRIAR CORPORATION
                     Index to Quarterly Report on Form 10-Q
                           Period ended March 31, 1998


Part I: Financial Information.....................................................................................3

   ITEM 1: FINANCIAL STATEMENTS...................................................................................3
     Consolidated Balance Sheets..................................................................................3
     Consolidated Statements Of Operations........................................................................5
     Consolidated Statements Of Cash Flow.........................................................................6
     Notes To Consolidated Financial Statements...................................................................7
   ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.............................................................10
     Three month period ended March 31, 1999 compared to three month period ended March 31, 1998.................11
     Liquidity and Capital Resources.............................................................................12
     Year 2000...................................................................................................13
     Effect of Inflation.........................................................................................14
     Forward Looking Statements..................................................................................14

Part II: Other Information.......................................................................................15





                          PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS
----------------------------

                             Greenbriar Corporation
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                    March 31,      December 31,
Assets                                                1999             1998
                                                   (Unaudited)

Current Assets
       Cash And Cash Equivalents                  $  4,644          $  6,024
       Accounts Receivable-Trade                       732               448
       Other Current Assets                          1,649             1,851
                                                  --------          --------

              Total Current Assets                   7,025             8,323

Real Estate Operations Held For Sale,
       At Lower Of Cost Or Market                      992             1,000

Deferred Income Tax Benefit                          4,750             4,750

Investment In Securities, At Cost                    2,046             2,046

Mortgage Note Receivable, Net Of
       Deferred Gain Of $3,083                       3,617             3,617

Property And Equipment, At Cost
       Land And Improvements                        11,249            11,651
       Buildings And Improvements                   81,392            84,097
       Equipment And Furnishings                     6,080             5,996
                                                  --------          --------

                                                    98,721           101,744

              Less Accumulated Depreciation          8,619             7,921
                                                  --------          --------

                                                    90,102            93,823

Deposits                                             3,196             3,422

Goodwill And Other Intangibles                      12,349            12,511

Other Assets                                           832               861
                                                  --------          --------

                                                  $124,909          $130,353
                                                  ========          ========




                             Greenbriar Corporation
                     Consolidated Balance Sheets - Continued
                             (Amounts in thousands)

                                                              March 31,   December 31,
Liabilities And Stockholders' Equity                           1999         1998
                                                             (Unaudited)

Current Liabilities
       Current Maturities Of Long-Term Debt                  $   2,168    $   2,278
       Accounts Payable - Trade                                    586        1,787
       Accrued Expenses                                          2,167        2,471
       Other Current Liabilities                                 1,491        1,266
                                                             ---------    ---------

              Total Current Liabilities                          6,412        7,802

Mortgage Notes Collateralized By
       Real Estate Held For Sale                                   881          883

Long-Term Debt                                                  55,333       58,154

Financing Obligations                                           10,815       10,815

Other Long Term Liabilities                                        893          862
                                                             ---------    ---------

              Total Liabilities                                 73,884       78,516

Preferred Stock Redemption Obligation                           22,980       21,748


Stockholders' Equity
       Preferred Stock                                             289          289

       Common Stock $.01 Par Value; Authorized, 20,000
              Shares; Issued And Outstanding, 7,514 Shares          76           76

       Additional Paid-In Capital                               63,788       64,261
       Accumulated Deficit                                     (34,191)     (32,170)
                                                             ---------    ---------

                                                                29,962       32,456
       Less Stock Purchase Notes Receivable
              (Including $2,250 From Related Parties)           (2,367)      (2,367)
                                                             ---------    ---------

                                                                27,595       30,089
                                                             ---------    ---------

                                                             $ 124,909    $ 130,353
                                                             =========    =========



                             Greenbriar Corporation
                      Consolidated Statements Of Operations
                  (Amounts in thousands, except per share data)

                                                      For The Three Month
                                                         Period Ended
                                                           March 31,
                                                   1999                  1998
                                                  --------             --------
                                                          (Unaudited)

Revenue
       Assisted living operations                 $ 10,159             $ 14,033
       Other                                          --                     40
                                                  --------             --------

                                                    10,159               14,073

Operating Expenses
       Assisted living community
              operations                          $  6,094             $  9,563
       Lease expense                                 1,285                2,544
       Depreciation and amortization                 1,014                1,129
       Corporate general and
              administrative                         1,095                1,529
                                                  --------             --------

                                                     9,488               14,765
                                                  --------             --------

              Operating income (loss)                  671                 (692)

Other income (expense)
       Interest and dividend income               $    158             $    326
       Interest expense                             (1,439)              (1,736)
       Other                                           145                 (365)
                                                  --------             --------

                                                    (1,136)              (1,775)
                                                  --------             --------

Loss before income taxes                              (465)              (2,467)

Income tax benefit                                    --                   (974)
                                                  --------             --------

       Net loss                                       (465)              (1,493)

Preferred stock dividend
       requirement                                  (1,169)              (1,012)

Loss allocable to common
       stockholders                                 (1,634)              (2,505)
                                                  ========             ========

Net loss per common share -
       basic and diluted                          $  (0.22)            $  (0.34)

Weighted average number
        of common and equivalent
        shares outstanding                           7,275                7,310




                             Greenbriar Corporation
                      Consolidated Statements Of Cash Flow
                             (Amounts in thousands)

                                                             For the three month
                                                            Period Ended March 31,
                                                            1999            1998
                                                          -----------     -----------
                                                          (Unaudited)     (Unaudited)

Cash flows from operating activities
       Net loss                                           $   (465)        $ (1,493)
       Adjustments to reconcile net loss to net
              cash used in operating activities
              Depreciation and amortization                  1,014            1,129

       Changes in operating assets and liabilities
              Accounts receivable                             (284)            (883)
              Deferred income taxes                           --               (974)
              Other current and non-current assets             310           (2,017)
              Accounts payable and other liabilities          (678)            (490)
                                                          --------         --------

Net cash used in operating activities                         (103)          (4,728)
                                                          --------         --------

Cash flows used in investing activities
       Purchase of property and equipment                     (428)            (326)
                                                          --------         --------

              Net cash provided by (used in) investing
              ......activities                                (428)            (326)

Cash flows from financing activities
       Proceeds from borrowings                                 76           14,680
       Payments on debt                                       (409)         (18,965)
       Dividends on preferred stock                           (405)            (362)
       Issuance of preferred stock                            --             22,000
       Distributions to minority partners                     (111)            --
                                                          --------         --------

              Net cash (used in)provided by financing
              ......activities                                (849)          17,353
                                                          --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (1,380)          12,299

       Cash and cash equivalents at beginning of period      6,024               23
                                                          --------         --------

       Cash and cash equivalents at end of period         $  4,644         $ 12,322
                                                          ========         ========


                   Notes To Consolidated Financial Statements
          For the Unaudited Three Months Ended March 31, 1999 and 1998

Note A: Basis of Presentation

The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of Greenbriar Corporation and its majority-owned subsidiaries (collectively, "the Company"). All significant inter-company transactions and accounts have been eliminated.

The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. These financial statements have not been examined by independent certified public accountants, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.

Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


Note B: Disposition of Real Estate Held For Sale

At January 1, 1998 the Company owned three shopping centers in Georgia. While all the centers are profitable, they do not fit into the Company's long range strategic plans and commitment to the assisted living industry. In June 1998, the Company sold one of the shopping centers for approximately $1.5 million dollars. The Company is actively attempting to sell the remaining two centers which as of March 31, 1999, have an aggregate book value of $992,461.

See Management's Discussion And Analysis Of Financial Condition And Results Of Operations for additional information regarding the disposition of real estate.


Note C: Long-Term Obligations

Long-term debt is comprised of the following (in thousands):

                                                                                 March 31,            December 31,
                                                                                   1999                  1998
                                                                                   ----                  ----

Notes payable to financial institutions maturing through 2018; fixed and variable interest rates ranging from 7.5% to 11.75%;
     collateralized by property, fixtures, equipment and the
     assignment of rents                                                       $     29,363          $     32,176

Notes payable to individuals and companies maturing through 2022;
     variable and fixed interest rates ranging from 7% to 12%
     collateralized by real property, personal property, fixtures,
     equipment and the assignment of rents                                            4,604                 4,741

Note payable to the Redevelopment Agency of the City of Corona,
     California, payable into a sinking fund semi-annually in
     increasing amounts from $65 to $420 through May 1, 2015; variable interest rate of 5.4% at March 31, 1999; collateralized by
     personal property, land, fixtures and rents                                      7,310                 7,310

Mortgage note payable to a financial institution maturing in 2007;
     bearing interest at 11.35%; collateralized by property and
     equipment                                                                       13,974                14,028

Other                                                                                 2,250                 2,177
                                                                             --------------        --------------
                                                                                     57,501                60,432

     Less: current maturities                                                         2,168                 2,278
                                                                             --------------        --------------
                                                                               $     55,333        $       58,154
                                                                             ==============        ==============


The Company operates two communities that are financed through sale-leaseback obligations. At the end of the tenth year of the fifteen-year leases (March 31, 2004), the Company has options to repurchase the communities for the greater of the sales prices or their current replacement costs less depreciation plus land at current fair market values. Accordingly, these transactions have been accounted for as financings, and the Company has recorded the proceeds from the sales as financing obligations, classified the lease payments as interest expense and continues to carry the communities and record depreciation.



Note D: Preferred Stock

The following summarizes the various classes of preferred stock at December 31, 1998, and March 31, 1999. (amounts in thousands except per share data):

   Series B cumulative convertible preferred stock, $.10 par value; liquidation
        value of $100; authorized, 100 shares; issued and outstanding, 1 share             $      1

   Series D cumulative convertible preferred stock, $.10 par value;  liquidation
        value of $3,375; authorized, issued and outstanding 675 shares                           68

   Series F voting cumulative convertible preferred stock, $.10 par value;
        liquidation value of $14,000; authorized, issued and outstanding, 1,400
        shares                                                                                  140

   Series G cumulative convertible preferred stock, $.10 par value;  liquidation
        value of $8,000; authorized, issued and outstanding, 800 shares                          80
                                                                                           ---------

                                                                                               $289
                                                                                           =========

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

The Series G preferred stock has a liquidation value of $10.00 per share and each share is convertible into .57 shares of common stock.The holder has the option to convert beginning in January 2000 and must convert by January 2001. Dividends are payable in cash at a rate of 6%.

The Series F and Series G preferred shares were sold to one investor in December 1997, for $22,000,000, less selling and offering costs of $716,000. In connection with the sale, the Company entered into an agreement which provides that, on the date of conversion, if the value of the Company's common stock has not increased at an annual rate of at least 14% during the period the preferred shares are outstanding, the Company is required to make a Cash Payment (the Cash Payment) to the preferred stockholders equal to the market price deficiency on the shares received upon conversion.

See Item 2, Liquidity and Capital Resources for additional information regarding Series F and G preferred shareholders.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------------------------------

Overview

During 1994 the Company began a series of steps to focus its business on the development, management and ownership of assisted living communities. The Company's historical businesses during the past five years have included ownership and operation of skilled nursing and retirement centers, real estate investments and manufacture and leasing of electric convenience vehicles and wheelchairs. The nursing and retirement centers and convenience vehicle businesses have been sold and the real estate investments are being liquidated. The Company began ito develop its assisted living business in 1994, began construction of its first assisted living community in July 1995, and opened that community to residents on May 30, 1996. In order to increase the Company's presence in the assisted living industry and create geographic diversity and obtain experienced personnel, the Company acquired Wedgwood Retirement Inns, Inc. (Wedgwood) in March 1996, American Care Communities, Inc. (American Care) in December 1996, Windsor Group LLC (Windsor) in October 1997 and Villa Residential Care Homes, Inc. (Villa) in December 1997. At December 31, 1997 the Company operated 55 communities which were owned, leased or managed for third parties.

During the third quarter of 1998 the Company made several strategic decisions as to its future direction. It was decided that the Company redirect itself with the following objectives:

     o Terminate existing management contracts under which the Company managed communities for a fee. As of January 1, 1998 the company had 2 such contracts.

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

     o Divestiture of communities with limited future profit potential or geographic locations that were isolated from other Company operations.

As of December 31, 1998 the Company had terminated its management contracts to manage for others and reduced to 31 the number of Communities that it operated. The Company owns or has current options to purchase all but five of its communities. The percentage of residents who are private pay is approximately 90%.


Three month period ended March 31, 1999 compared to three month period ended March 31, 1998.


Revenues and Operating Expenses from Assisted Living Operations

Revenues were $10,159,000 for the three months ended March 31, 1999 as compared to $14,073,000 for the three months ended March 31, 1998. Community operating expenses, consisting of assisted living community expenses, lease expense and depreciation and amortization, were $8,393,000 for the three months ended March 31, 1999 as compared to $13,236,000 for the three months ended March 31, 1998. The decrease in both revenue and operating expenses is a result of the disposition of twenty-two communities during 1998. The revenues and related operating expenses for these twenty-two communities for the three months ended March 31, 1998 were $4,888,000 and $5,330,000.


Corporate General and Administrative Expenses

General and administrative expenses were $1,095,000 for the three months ended March 31, 1999 compared to $1,529,000 for the three months ended March 31, 1998. The decrease in the three month expense is a result of reorganization of the regional and corporate office that resulted in the elimination of one of the regional offices and a reduction in Corporate staff in the third quarter of 1998.


Interest and Dividend Income

Interest and dividend income for the three months ended March 31, 1999 was $158,000 compared to $326,000 for the comparable period in 1998. In the first quarter of 1998, the Company received proceeds from the sale of preferred stock of $22,000,000. These funds were used during 1998 to fund operations and pay down debt. The decrease in interest and dividend income in 1999 is due to less cash available for investment purposes.


Interest Expense

Interest expense for the three months ended March 31, 1999 was $1,439,000 compared to $1,736,000 for the comparable period in 1998. The decrease in interest expense is reflective of the sale of an owned community in third quarter of 1998 as well as the payoff of approximately $2,500,000 of debt during 1998.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 1999, was $145,000 compared to ($365,000) for the same period in 1998. The income in 1999 is a result of a favorable settlement with a former employee regarding an employment agreement that was accrued for in 1998. The losses recorded in 1998, are attributable to losses on the sales of assets.


Liquidity and Capital Resources

At March 31, 1999, the Company had working capital of $613,000.

In December 1997 the Company sold Series F and Series G preferred shares for $22,000,000 less selling and offering costs of $716,000.

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

The 14% guaranteed return is being accreted by a charge to accumulated deficit. The amount of the Cash Payment that would be required assuming conversion at each balance sheet date will be transferred from stockholders equity to temporary equity. At March 31, 1999, a Cash Payment of $25,727,000 would have been due assuming conversion took place.

The Series F & G preferred stockholders have the option to convert beginning in January 2000. The Company has no information as to whether or not such early conversion will occur. Further, any Cash Payment that might be required will be determined by price of the Company's common stock when such conversion occurs. Should the Series F & G preferred stockholders elect to convert in January 2000 and should the price of the Company's common stock remain the same as is was on March 31, 1999, the Cash Payment obligation as of January 2000 would be approximately $ 25,000,000.

The Company is proceeding with a plan to refinance its existing portfolio of Communities. At current interest rates and property values the Company believes it can refinance its existing Communities and, if necessary, also sell certain Communities to obtain sufficient cash to meet the potential Cash Payment. In addition the Company will seek out additional third party financing. While the Company believes it will be able to meet any potential Cash Payment requirement there can be no assurance that the Company's plan will be successful.

At March 31, 1999 and since the date of issuance of the Series F and G preferred stock, the Company was not in compliance with one of the financial ratio covenants of the stock purchase agreement. The Company believes this situation stems from a computational mistake that was made at the time this particular ratio test was originally determined.

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

                           PART II: OTHER INFORMATION
Not applicable

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.


                                                     Greenbriar Corporation



Date: May 12, 1999                              By:  /s/ Gene S. Bertcher
                                                     ------------------------
                                                     Executive Vice President
                                                     Chief Financial Officer