Form 10-Q
period 1999-06-30
GREENBRIAR CORP
filed 1999-08-16
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-8187

                             Greenbriar Corporation
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                      Nevada                              75-2399477
          -------------------------------             -------------------
          (State or other jurisdiction of               (IRS Employer
           Incorporation or organization)             Identification No.)

        4265 Kellway Circle, Addison, Texas                  75001
     ----------------------------------------             ----------
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (972) 407-8400

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
                Title of Each Class              on Which Registered
           ----------------------------         -----------------------
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

                                 YES [X] NO [ ]

At August 12, 1999, the issuer had outstanding approximately 6,733,000 shares of par value $.01 Common Stock.

                             GREENBRIAR CORPORATION
                     Index to Quarterly Report on Form 10-Q
                           Period ended June 30, 1999


Part I: Financial Information.................................................3

 ITEM 1: FINANCIAL STATEMENTS.................................................3
   Consolidated Balance Sheets................................................3
   Consolidated Statements Of Operations......................................5
   Consolidated Statements Of Cash Flow.......................................6
   Notes To Consolidated Financial Statements.................................7

 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...........................................10
   Three and six month periods ended June 30, 1999 compared to three and six month periods ended June 30, 1998................................11
   Liquidity and Capital Resources...........................................12
   Year 2000.................................................................13
   Effect of Inflation.......................................................14
   Forward Looking Statements................................................14

Part II: Other Information...................................................15

                          PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS
----------------------------

                             Greenbriar Corporation
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                              June 30,        December 31,
Assets                                           1999              1998
                                             (Unaudited)
                                             -----------      ------------
Current Assets
       Cash And Cash Equivalents             $     4,085      $      6,024
       Accounts Receivable-Trade                     505               448
       Other Current Assets                        1,904             1,851
                                             -----------      ------------

              Total Current Assets                 6,494             8,323

Real Estate Operations Held For Sale,
       At Lower Of Cost Or Market                     --             1,000

Deferred Income Tax Benefit                        4,750             4,750

Investment In Securities, At Cost                  2,046             2,046

Mortgage Note Receivable, Net Of
       Deferred Gain Of $3,083                     3,617             3,617

Property And Equipment, At Cost
       Land And Improvements                      11,278            11,651
       Buildings And Improvements                 80,836            84,097
       Equipment And Furnishings                   6,639             5,996
                                             -----------      ------------

                                                  98,753           101,744

              Less Accumulated Depreciation        9,105             7,921
                                             -----------      ------------

                                                  89,648            93,823

Deposits                                           3,703             3,422

Goodwill And Other Intangibles                    11,767            12,511

Other Assets                                         679               861
                                             -----------      ------------

                                             $   122,704      $    130,353
                                             ===========      ============




                             Greenbriar Corporation
                     Consolidated Balance Sheets - Continued
                             (Amounts in thousands)

                                                              June 30,     December 31,
Liabilities And Stockholders' Equity                            1999            1998
                                                            (Unaudited)
                                                           ------------    ------------
Current Liabilities
       Current Maturities Of Long-Term Debt                $      1,771    $      2,278
       Accounts Payable - Trade                                   1,285           1,787
       Accrued Expenses                                             939           2,471
       Other Current Liabilities                                  1,584           1,266
                                                           ------------    ------------

              Total Current Liabilities                           5,579           7,802

Mortgage Notes Collateralized By
       Real Estate Held For Sale                                     --             883

Long-Term Debt                                                   55,435          58,154

Financing Obligations                                            10,815          10,815

Other Long Term Liabilities                                         882             862
                                                           ------------    ------------

              Total Liabilities                                  72,711          78,516

Preferred Stock Redemption Obligation                            23,983          21,748


Stockholders' Equity
       Preferred Stock                                              289             289

       Common Stock $.01 Par Value; Authorized, 20,000
              Shares; Issued And Outstanding, 7,514 Shares           76              76

       Additional Paid-In Capital                                63,553          64,261
       Accumulated Deficit                                      (35,541)        (32,170)
                                                           ------------    ------------

                                                                 28,377          32,456
       Less Stock Purchase Notes Receivable
              (Including $2,250 From Related Parties)            (2,367)         (2,367)
                                                           ------------    ------------

                                                                 26,010          30,089
                                                           ------------    ------------

                                                           $    122,704    $    130,353
                                                           ============    ============






                             Greenbriar Corporation
                      Consolidated Statements Of Operations
                  (Amounts in thousands, except per share data)

                                                       For The Three Month                   For The Six Month
                                                          Period Ended                         Period Ended
                                                            June 30,                             June 30,
                                                    1999              1998               1999               1998
                                                 ----------        ----------         ----------         ----------
                                                          (Unaudited)                           (Unaudited)
Revenue
       Assisted living operations                $   10,292        $   14,129         $   20,451         $   28,162
       Other                                              -                43                  -                 83
                                                 ----------        ----------         ----------         ----------


                                                     10,292            14,172             20,451             28,245

Operating Expenses
       Assisted living community
              operations                         $    6,201        $    9,719         $   12,295         $   19,282
       Lease expense                                  1,295             2,751              2,580              5,295
       Depreciation and amortization                  1,012             1,144              2,026              2,273
       Corporate general and
              administrative                          1,163             1,550              2,258              3,079
                                                 ----------        ----------         ----------         ----------
                                                      9,671            15,164             19,159             29,929
                                                 ----------        ----------         ----------         ----------
              Operating income (loss)                   621              (992)             1,292             (1,684)

Other income (expense)
       Interest and dividend income              $      155        $      244         $      313         $      570
       Interest expense                              (1,428)           (1,601)            (2,867)            (3,337)
       Other                                             76              (481)               221               (846)
                                                 ----------        ----------         ----------         ----------
                                                     (1,197)           (1,838)            (2,333)            (3,613)
                                                 ----------        ----------         ----------         ----------
Loss before income taxes                               (576)           (2,830)            (1,041)            (5,297)

Income tax benefit                                        -            (1,144)                 -             (2,118)
                                                 ----------        ----------         ----------         ----------

       Net loss                                        (576)           (1,686)            (1,041)            (3,179)

Preferred stock dividend
       requirement                                   (1,177)           (1,177)            (2,346)            (2,189)

Loss allocable to common
       stockholders                                  (1,753)           (2,863)            (3,387)            (5,368)
                                                 ==========        ==========         ==========         ==========


Net loss per common share -
       basic and diluted                         $   (0.24)        $   (0.39)         $   (0.46)         $   (0.73)

Weighted average number
        of common and equivalent
        shares outstanding                            7,275             7,310              7,275              7,310




                             Greenbriar Corporation
                      Consolidated Statements Of Cash Flow
                             (Amounts in thousands)

                                                                          For the six month
                                                                        Period Ended June 30,
                                                                       1999             1998
                                                                   -----------      -----------
                                                                   (Unaudited)      (Unaudited)
Cash flows from operating activities
       Net loss                                                    $    (1,041)     $    (3,179)
       Adjustments to reconcile net loss to net
          Cash used in operating activities
              Depreciation and amortization                              2,026            2,273
              Loss on sales of assets                                        -              644

              Changes in operating assets and liabilities
                 Accounts receivable                                       (57)            (185)
                 Deferred income taxes                                       -           (2,118)
                 Other current and non-current assets                      131           (3,496)
                 Accounts payable and other liabilities                 (1,072)            (399)
                                                                   -----------      -----------

              Net cash used in operating activities                        (13)          (6,460)
                                                                   -----------      -----------

Cash flows used in investing activities
       Proceeds from sale of assets                                      1,010            7,702
       Purchase of property and equipment                                 (460)          (2,093)
                                                                   -----------      -----------

              Net cash provided by investing
              ......activities                                             550            5,609

Cash flows from financing activities
       Proceeds from borrowings                                            160           16,496
       Payments on debt                                                 (1,670)         (26,243)
       Dividends on preferred stock                                       (815)            (771)
          Purchase of common and preferred stock                             -             (472)
       Issuance of preferred stock                                           -           22,000
       Distributions to minority partners                                 (151)               -
                                                                   -----------      -----------

              Net cash (used in) provided by financing
              ......activities                                          (2,476)          11,010
                                                                   -----------      -----------

              NET INCREASE (DECREASE) IN CASH AND                       (1,939)          10,159
                     CASH EQUIVALENTS

       Cash and cash equivalents at beginning of period                  6,024               23
                                                                   -----------      -----------

       Cash and cash equivalents at end of period                  $     4,085      $    10,182
                                                                   ===========      ===========


                   Notes To Consolidated Financial Statements
       For the Unaudited Three and Six Months Ended June 30, 1999 and 1998

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

Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


Note B: Disposition of Real Estate Held For Sale

At January 1, 1998 the Company owned three shopping centers in Georgia. While all the centers are profitable, they did not fit into the Company's long range strategic plans and commitment to the assisted living industry. In June 1998, the Company sold one of the shopping centers for approximately $1.5 million dollars. In May 1999, the Company sold the two remaining shopping centers for approximately $1.1 million dollars.



Note C: Long-Term Obligations

Long-term debt is comprised of the following (in thousands):

                                                                          June 30,       December31,
                                                                            1999            1998
                                                                         ----------      ----------
Notes payable to financial institutions maturing through 2018; fixed and variable interest rates ranging from 7.5% to 11.75%;
     collateralized by property, fixtures, equipment and the
     assignment of rents                                                 $   29,183      $   32,176

Notes payable to individuals and companies maturing through 2022;
     variable and fixed interest rates ranging from 7% to 12%
     collateralized by real property, personal property, fixtures,
     equipment and the assignment of rents                                    4,594           4,741

Note payable to the Redevelopment Agency of the City of Corona,
     California, payable into a sinking fund semi-annually in
     increasing amounts from $65 to $420 through May 1, 2015; variable interest rate of 4.85% at June 30, 1999; collateralized by
     personal property, land, fixtures and rents                              7,210           7,310

Mortgage note payable to a financial institution maturing in 2007;
     bearing interest at 11.35%; collateralized by property and
     equipment                                                               13,972          14,028

Other                                                                         2,247           2,177
                                                                         ----------      ----------
                                                                             57,206          60,432

     Less: current maturities                                                 1,771           2,278
                                                                         ----------      ----------
                                                                         $   55,435      $   58,154



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



Note D: Preferred Stock

The following summarizes the various classes of preferred stock at December 31, 1998, and June 30, 1999. (amounts in thousands except per share data):

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

   Series G cumulative convertible preferred stock, $.10 par value;  liquidation value of $8,000; authorized, issued and outstanding, 800 shares 80
                                                                                    --------------------
                                                                                                $289
                                                                                    ====================


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

See Item 2, Liquidity and Capital Resources for additional information regarding Series F and G preferred shareholders.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

During 1994 the Company began a series of steps to focus its business on the development, management and ownership of assisted living communities. The Company's historical businesses during the past five years have included ownership and operation of skilled nursing and retirement centers, real estate investments and manufacture and leasing of electric convenience vehicles and wheelchairs. The nursing and retirement centers and convenience vehicle businesses have been sold and the real estate investments are being liquidated. The Company began its develop its assisted living business in 1994, began construction of its first assisted living community in July 1995, and opened that community to residents on May 30, 1996. In order to increase the Company's presence in the assisted living industry and create geographic diversity and obtain experienced personnel, the Company acquired Wedgwood Retirement Inns, Inc. (Wedgwood) in March 1996, American Care Communities, Inc. (American Care) in December 1996, Windsor Group LLC (Windsor) in October 1997 and Villa Residential Care Homes, Inc. (Villa) in December 1997. At December 31, 1997 the Company operated 55 communities which were owned, leased or managed for third parties.

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


Three and six month periods ended June 30, 1999 compared to three and six month periods ended June 30, 1998.


Revenues and Operating Expenses from Assisted Living Operations

Revenues were $10,292,000 and $20,451,000 for the three and six months ended June 30, 1999 as compared to $14,172,000 and $28,245,000 for the three and six months ended June 30, 1998. Community operating expenses, which consists of assisted living community expenses, lease expense and depreciation and amortization, were $8,508,000 and $16,901,000 for the three and six months ended June 30, 1999 as compared to $13,614,000 and $26,850,000 for the three and six months ended June 30, 1998. The decrease in both revenue and operating expenses is a result of the disposition of twenty-two communities during 1998. The revenues for these twenty-two communities for the three and six months ended June 30, 1998 were $4,847,000 and $9,735,000. The related operating expenses for the same periods were $5,541,000 and $10,871,000.


Corporate General and Administrative Expenses

General and administrative expenses were $1,163,000 and $2,258,000 for the three and six months ended June 30, 1999 compared to $1,550,000 and $3,079,000 for the three and six months ended June 30, 1998. The decrease in the three and six month expenses is a result of reorganization of the regional and corporate office that resulted in the elimination of one of the regional offices and a reduction in Corporate staff in the third quarter of 1998.


Interest and Dividend Income

Interest and dividend income for the three and six months ended June 30, 1999 was $155,000 and $313,000 compared to $244,000 and $570,000 for the comparable period in 1998. In the first quarter of 1998, the Company received proceeds from the sale of preferred stock of $22,000,000. These funds were used during 1998 to fund operations and pay down debt. The decrease in interest and dividend income in 1999 is due to less cash available for investment purposes.


Interest Expense

Interest expense for the three and six months ended June 30, 1999 was $1,428,000 and $2,867,000 compared to $1,601,000 and $3,337,000 for the comparable period in 1998. The decrease in interest expense is reflective of the sale of an owned community in the third quarter of 1998 as well as the payoff of approximately $2,500,000 of debt during 1998.

Other Income (Expense)

Other income (expense) for the three and six months ended June 30, 1999, was $76,000 and $221,000 compared to ($481,000) and ($846,000) for the same period in 1998. The income in 1999 is a result of favorable settlements with two former employees regarding employment agreements that were accrued for in 1998. The losses recorded in 1998, are attributable to losses on the sales of assets.


Liquidity and Capital Resources

At June 30, 1999, the Company had working capital of $915,000.

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

The 14% guaranteed return is being accreted by a charge to accumulated deficit. The amount of the Cash Payment that would be required assuming conversion at each balance sheet date will be transferred from stockholders equity to temporary equity. At June 30, 1999, a Cash Payment of $26,498,000 would have been due assuming conversion took place.

The Series F & G preferred stockholders have the option to convert beginning in January 2000. The Company has no information as to whether or not such early conversion will occur. Further, any Cash Payment that might be required will be determined by price of the Company's common stock when such conversion occurs. Should the Series F & G preferred stockholders elect to convert in January 2000 and should the price of the Company's common stock remain the same as is was on June 30, 1999, the Cash Payment obligation as of January 2000 would be approximately $ 25,000,000.

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

At June 30, 1999 and since the date of issuance of the Series F and G preferred stock, the Company was not in compliance with one of the financial ratio covenants of the stock purchase agreement. The Company believes this situation stems from a computational mistake that was made at the time this particular ratio test was originally determined.

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


Year 2000

The Company has assessed the potential impact of Year 2000 ("Y2K") issues as regards its business, results of operations and financial condition. Critical information systems and equipment are purchased from third party vendors and each has assured the Company that its particular component is Y2K compliant. Internal tests have confirmed these assessments. The Company has evaluated other Y2K implications associated with the infrastructure of its individual communities such as HVAC, security, elevator and community specific utility systems and believes these systems to be Y2K compliant.

Y2K's potential impact on the Company's operations is also dependent on third party vendors for such services as utilities, banking services and food. It is not possible, at present, to project the effect on the Company if third party remediation efforts are not successful.

While the Company expects to adequately resolve all Y2K issues, a "reasonably likely worst case" scenario would include supplier disruption, potential delay in state reimbursement programs and minor utility disruptions. The Company intends to address the possible consequences of these issues through community-specific solutions and a prudent level of liquidity.

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

                           PART II: OTHER INFORMATION


ITEMS 1-3:    ARE NOT APPLICABLE.
---------------------------------

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------------

The company's annual meeting was held on June 4, 1999. At that meeting the shareholders elected Gene S. Bertcher as a director with a term to expire in 2001. There were 5,413,697 votes for Mr. Bertcher's election, 27,460 votes against and no votes abstaining.


Michael E. McMurray (5,413,709 for, 27,448 against, 0 abstentions), Matthew G. Gallins (5,413,712 for, 27,446 against, 0 abstentions) and Victor L. Lund (5,413,724 for, 27,433 against, 0 abstentions) were re-elected as directors with terms to expire in 2002.

Other  directors  with terms  continuing  after this meeting are James R. Gilley
(2001), Paul G. Chrysson (2001), Don C. Benton (2000) and William A. Shirley, Jr. (2000).

Shareholders  further voted to ratify the selection of Grant Thornton LLP as the
company's   independent  auditors  5,204,254  for,  1,523  against  and  235,390 abstaining.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.


                                                 Greenbriar Corporation



Date: August 12, 1999                       By:  /s/ Gene S. Bertcher
                                                 ----------------------------
                                                 Executive Vice President
                                                 Chief Financial Officer