Form 10-Q
period 1999-09-30
GREENBRIAR CORP
filed 1999-11-12
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 1999

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

                                 YES [X] NO [ ]

At November 12, 1999, the issuer had outstanding approximately 6,733,000 shares of par value $.01 Common Stock.

                             GREENBRIAR CORPORATION
                     Index to Quarterly Report on Form 10-Q
                         Period ended September 30, 1999


Part I: Financial Information..................................................3

   ITEM 1: FINANCIAL STATEMENTS................................................3
     Consolidated Balance Sheets...............................................3
     Consolidated Statements Of Operations.....................................5
     Consolidated Statements Of Cash Flow......................................6
     Notes To Consolidated Financial Statements................................7
   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.........................................10
     Three and nine month periods ended September 30, 1999 compared to three and nine month periods ended September 30, 1998..........................11
     Year 2000................................................................13
     Effect of Inflation......................................................14
     Forward Looking Statements...............................................14

Part II: Other Information....................................................15

                          PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS
----------------------------

                             Greenbriar Corporation
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                               September 30,    December 31,
Assets                                            1999             1998
                                                (Unaudited)

Current Assets
       Cash And Cash Equivalents                 $  4,370       $  6,024
       Accounts Receivable-Trade                      326            448
       Other Current Assets                         1,804          1,851
                                                 --------       --------

              Total Current Assets                  6,500          8,323

Real Estate Operations Held For Sale,
       At Lower Of Cost Or Market                      --          1,000

Deferred Income Tax Benefit                         4,750          4,750

Investment In Securities, At Cost                   2,046          2,046

Mortgage Note Receivable, Net Of
       Deferred Gain Of $3,083                      3,617          3,617

Property And Equipment, At Cost
       Land And Improvements                       11,241         11,651
       Buildings And Improvements                  75,356         84,097
       Equipment And Furnishings                    6,444          5,996
                                                 --------       --------

                                                   93,041        101,744

              Less Accumulated Depreciation         9,167          7,921
                                                 --------       --------

                                                   83,874         93,823

Deposits                                            4,239          3,422

Goodwill And Other Intangibles                     11,464         12,511

Other Assets                                          844            861
                                                 --------       --------

                                                 $117,334       $130,353
                                                 ========       ========



                             Greenbriar Corporation
                     Consolidated Balance Sheets - Continued
                             (Amounts in thousands)

                                                            September 30,   December 31,
Liabilities And Stockholders' Equity                             1999          1998
                                                             (Unaudited)
Current Liabilities
       Current Maturities Of Long-Term Debt                  $   1,602      $   2,278
       Accounts Payable - Trade                                    359          1,787
       Accrued Expenses                                          1,128          2,471
       Other Current Liabilities                                 1,551          1,266
                                                             ---------      ---------

              Total Current Liabilities                          4,640          7,802

Mortgage Notes Collateralized By
       Real Estate Held For Sale                                  --              883

Long-Term Debt                                                  52,215         58,154

Financing Obligations                                           10,815         10,815

Other Long Term Liabilities                                        845            862
                                                             ---------      ---------

              Total Liabilities                                 68,515         78,516

Preferred Stock Redemption Obligation                           25,231         21,748


Stockholders' Equity
       Preferred Stock                                             289            289

       Common Stock $.01 Par Value; Authorized, 20,000
              Shares; Issued And Outstanding, 7,514 Shares          76             76

       Additional Paid-In Capital                               63,081         64,261
       Accumulated Deficit                                     (37,491)       (32,170)
                                                             ---------      ---------

                                                                25,955         32,456
       Less Stock Purchase Notes Receivable
              (Including $2,250 From Related Parties)           (2,367)        (2,367)
                                                             ---------      ---------

                                                                23,588         30,089
                                                             ---------      ---------

                                                             $ 117,334      $ 130,353
                                                             =========      =========




                             Greenbriar Corporation
                      Consolidated Statements Of Operations
                  (Amounts in thousands, except per share data)

                                             For The Three Month         For The Nine Month
                                                Period Ended                Period Ended
                                                September 30,               September 30,
                                             1999        1998            1999        1998
                                            --------    --------        --------    --------
                                                 (Unaudited)                 (Unaudited)
Revenue
       Assisted living operations           $ 10,421    $ 13,888        $ 30,872    $ 42,050
       Other                                    --            11            --            94
                                            --------    --------        --------    --------

                                              10,421      13,899          30,872      42,144
Operating Expenses
       Assisted living community
              operations                    $  6,317    $  9,057        $ 18,612    $ 28,339
       Lease expense                           1,297       2,586           3,877       7,881
       Depreciation and amortization           1,002       1,140           3,028       3,413
       Corporate general and
              administrative                   1,093       1,003           3,350       4,082
                                            --------    --------        --------    --------

                                               9,709      13,786          28,867      43,715
                                            --------    --------        --------    --------

              Operating income (loss)            712         113           2,005      (1,571)

Other income (expense)
       Interest and dividend income         $    184    $    269        $    497    $    839
       Interest expense                       (1,424)     (1,524)         (4,291)     (4,861)
       Loss on the sale of assets               (186)        (94)           (186)       (791)
       Other                                     (72)         50             148         (99)
                                            --------    --------        --------    --------

                                              (1,498)     (1,299)         (3,832)     (4,912)
                                            --------    --------        --------    --------

Loss before income taxes                        (786)     (1,186)         (1,827)     (6,483)

Income tax benefit                              --          --              --        (2,118)
                                            --------    --------        --------    --------

       Net loss                                 (786)     (1,186)         (1,827)     (4,365)

Preferred stock dividend
       requirement                            (1,189)     (1,189)         (3,535)     (3,378)

Loss allocable to common
       stockholders                           (1,975)     (2,375)         (5,362)     (7,743)
                                            ========    ========        ========    ========

Net loss per common share -
       basic and diluted                    $  (0.27)   $  (0.32)       $  (0.74)   $  (1.06)

Weighted average number
        of common and equivalent
        shares outstanding                     7,275       7,310           7,275       7,310






                             Greenbriar Corporation
                      Consolidated Statements Of Cash Flow
                             (Amounts in thousands)

                                                                For the nine month
                                                            Period Ended September 30,
                                                             1999              1998
                                                            -----------    -----------
                                                            (Unaudited)    (Unaudited)
Cash flows from operating activities
       Net loss                                             $    (1,827)   $    (4,365)
       Adjustments to reconcile net loss to net
          cash used in operating activities
              Depreciation and amortization                       3,028          3,413
              Loss on sales of assets                               186            741

              Changes in operating assets and liabilities
                 Accounts receivable                                122           (144)
                 Deferred income taxes                               --         (2,118)
                 Other current and non-current assets              (253)        (3,603)
                 Accounts payable and other liabilities          (2,503)          (367)
                                                            -----------    -----------

              Net cash used in operating activities              (1,247)        (6,443)
                                                            -----------    -----------

Cash flows used in investing activities
       Proceeds from sale of assets                               6,567          7,492
       Purchase of property and equipment                          (849)        (5,451)
                                                            -----------    -----------

              Net cash provided by investing
                    activities                                    5,718          2,041

Cash flows from financing activities
       Proceeds from borrowings                                   2,080         18,530
       Payments on debt                                          (6,978)       (26,972)
       Dividends on preferred stock                              (1,227)        (1,184)
       Purchase of common and preferred stock                        --           (472)
       Issuance of preferred stock                                   --         22,000
                                                            -----------    -----------

              Net cash (used in) provided by financing
                    activities                                   (6,125)        11,902
                                                            -----------    -----------

              NET INCREASE (DECREASE) IN CASH AND                (1,654)         7,500
                     CASH EQUIVALENTS

       Cash and cash equivalents at beginning of period           6,024             23
                                                            -----------    -----------

       Cash and cash equivalents at end of period                 4,370    $     7,523
                                                            ===========    ===========


                   Notes To Consolidated Financial Statements
    For the Unaudited Three and Nine Months Ended September 30, 1999 and 1998

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

Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Certain amounts have been reclassified to conform with the 1999 presentation.


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



Note C: Long-Term Obligations

Long-term debt is comprised of the following (in thousands):

                                                                            September 30,  December31,
                                                                               1999           1998
                                                                               ----           ----

Notes payable to financial institutions maturing through 2018; fixed and variable interest rates ranging from 7.5% to 11.75%;
     collateralized by property, fixtures, equipment and the
     assignment of rents                                                      $25,807        $32,176

Notes payable to individuals and companies maturing through 2022;
     variable and fixed interest rates ranging from 7% to 12%
     collateralized by real property, personal property, fixtures,
     equipment and the assignment of rents                                      4,584          4,741

Note payable to the Redevelopment Agency of the City of Corona,
     California, payable into a sinking fund semi-annually in
     increasing amounts from $65 to $420 through May 1, 2015; variable interest rate of 4.85% at September 30, 1999; collateralized by
     personal property, land, fixtures and rents                                7,210          7,310

Mortgage note payable to a financial institution maturing in 2007;
     bearing interest at 11.35%; collateralized by property and
     equipment                                                                 13,972         14,028

Other                                                                           2,244          2,177
                                                                              -------        -------
                                                                               53,817         60,432

     Less: current maturities                                                   1,602          2,278
                                                                              -------        -------
                                                                              $52,215        $58,154



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

Note D: Preferred Stock

The following summarizes the various classes of preferred stock at December 31, 1998, and September 30, 1999. (amounts in thousands except per share data):

   Series B cumulative convertible preferred stock, $.10 par
        value; liquidation value of $100; authorized, 100
        shares; issued and outstanding, 1 share                         $    1

   Series D cumulative convertible preferred stock, $.10 par
        value;  liquidation value of $3,375; authorized, issued
        and outstanding 675 shares                                          68

   Series F voting cumulative convertible preferred stock, $.10 par value; liquidation value of $14,000;
        authorized, issued and outstanding, 1,400 shares                   140

   Series G cumulative convertible preferred stock, $.10 par
        value;  liquidation value of $8,000; authorized, issued
        and outstanding, 800 shares                                         80
                                                                        ------
                                                                        $  289
                                                                        ======

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

See Item 2, Liquidity and Capital Resources for additional information regarding Series F and G preferred shareholders.


ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------------
              AND RESULTS OF OPERATIONS
              -------------------------

Overview

During 1994 the Company began a series of steps to focus its business on the development, management and ownership of assisted living communities. The Company's historical businesses during the past five years have included ownership and operation of skilled nursing and retirement centers, real estate investments and manufacture and leasing of electric convenience vehicles and wheelchairs. The nursing and retirement centers and convenience vehicle businesses have been sold and the real estate investments are being liquidated. The Company began to develop its assisted living business in 1994, began construction of its first assisted living community in July 1995, and opened that community to residents on May 30, 1996. In order to increase the Company's presence in the assisted living industry and create geographic diversity and obtain experienced personnel, the Company acquired Wedgwood Retirement Inns, Inc. (Wedgwood) in March 1996, American Care Communities, Inc. (American Care) in December 1996, Windsor Group LLC (Windsor) in October 1997 and Villa Residential Care Homes, Inc. (Villa) in December 1997. At December 31, 1997 the Company operated 55 communities which were owned, leased or managed for third parties.

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

As of September 30, 1999 the Company had terminated its management contracts to manage for others and reduced to 30 the number of Communities that it operated. The Company owns or has current options to purchase all but five of its communities. The percentage of residents who are private pay is approximately 90%.


Three and nine month periods ended September 30, 1999 compared to three and nine month periods ended September 30, 1998.


Revenues and Operating Expenses from Assisted Living Operations

Revenues were $10,421,000 and $30,872,000 for the three and nine months ended September 30, 1999 as compared to $13,899,000 and $42,144,000 for the three and nine months ended September 30, 1998. Community operating expenses, which consists of assisted living community expenses, lease expense and depreciation and amortization, were $8,616,000 and $25,517,000 for the three and nine months ended September 30, 1999 as compared to $12,783,000 and $39,633,000 for the three and nine months ended September 30, 1998. The decrease in both revenue and operating expenses is a result of the disposition of twenty-two communities during 1998. The revenues for these twenty-two communities for the three and nine months ended September 30, 1998 were $4,129,000 and $13,864,000. The related operating expenses for the same periods were $4,459,000 and $15,330,000.


Corporate General and Administrative Expenses

General and administrative expenses were $1,093,000 and $3,350,000 for the three and nine months ended September 30, 1999 compared to $1,003,000 and $4,082,000 for the three and nine months ended September 30, 1998. The decrease in the nine month expense is a result of reorganization of the regional and corporate office that resulted in the elimination of one of the regional offices and a reduction in corporate staff in the third quarter of 1998.


Interest and Dividend Income

Interest and dividend income for the three and nine months ended September 30, 1999 was $184,000 and $497,000 compared to $269,000 and $839,000 for the comparable period in 1998. In the first quarter of 1998, the Company received proceeds from the sale of preferred stock of $22,000,000. These funds were used during 1998 to fund operations and pay down debt. The decrease in interest and dividend income in 1999 is due to less cash available for investment purposes.


Interest Expense

Interest expense for the three and nine months ended September 30, 1999 was $1,424,000 and $4,291,000 compared to $1,524,000 and $4,861,000 for the comparable period in 1998. The decrease in interest expense is reflective of the sale of an owned community in the third quarter of 1998 as well as the payoff of approximately $2,500,000 of debt during 1998.

Loss on the Sale of Assets

The loss on the sale of assets for the three and nine months ended September 30, 1999 was $186,000 compared to $94,000 and $791,000 for the same period in 1998. The 1999 loss is attributable to the sale of one community in Florida and the exercise of a purchase option by a lessee on another community in Oregon. The disposition of these two communities resulted in a combined loss of $243,000. This loss was partially offset by a gain from the sale of the two Georgia shopping centers in the amount of $57,000.

Other Income (Expense)

Other income (expense) for the three and nine months ended September 30, 1999, was ($72,000) and $148,000 compared to $50,000 and ($99,000) for the same period in 1998. The expense for the three months ended September 30, 1999 is attributable to a minority interest while the income for the nine months ended September 30, 1999 is a result of favorable outcomes from liabilities accrued in 1998. The expense for the nine months ended September 30, 1998 is attributable to a minority interest.


Liquidity and Capital Resources

At September 30, 1999, the Company had working capital of $1,860,000.

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

The 14% guaranteed return is being accreted by a charge to accumulated deficit. The amount of the Cash Payment that would be required assuming conversion at each balance sheet date will be transferred from stockholders equity to temporary equity. At September 30, 1999, a Cash Payment of $25,231,000 would have been due assuming conversion took place.

The Series F & G preferred stockholders have the option to convert beginning in January 2000. The Company has no information as to whether or not such early conversion will occur. Further, any Cash Payment that might be required will be determined by price of the Company's common stock when such conversion occurs. Should the Series F & G preferred stockholders elect to convert in January 2000 and should the price of the Company's common stock remain the same as is was on September 30, 1999, the Cash Payment obligation as of January 2000 would be approximately $ 26,000,000.

The Company is proceeding with a plan to sell assets not related to assisted living and to refinance its existing portfolio of Communities. At current interest rates and property values the Company believes it can refinance its existing Communities and, if necessary, also sell certain Communities to obtain sufficient cash to meet the potential Cash Payment. In addition the Company will seek out additional third party financing. While the Company believes it will be able to meet any potential Cash Payment requirement there can be no assurance that the Company's plan will be successful.

At September 30, 1999 and since the date of issuance of the Series F and G preferred stock, the Company was not in compliance with one of the financial ratio covenants of the stock purchase agreement. The Company believes this situation stems from a computational mistake that was made at the time this particular ratio test was originally determined.

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

                           PART II: OTHER INFORMATION


ITEMS 1-4:    ARE NOT APPLICABLE.
---------------------------------

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.


                                                   Greenbriar Corporation



Date: November 12, 1999                       By:  /s/ Gene S. Bertcher
                                                   ----------------------------
                                                   Executive Vice President
                                                   Chief Financial Officer