Form 10-K
period 1999-12-31
GREENBRIAR CORP
filed 2000-03-30
CIK 105744

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

                                YES [X]   NO [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the closing sales price on March 28, 2000, was approximately $8,150,000.

At March 28, 2000, the issuer had outstanding approximately 6,995,000 shares of par value $.01 Common Stock.

Documents Incorporated by Reference:

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on June 2, 2000.

                            GREENBRIAR CORPORATION

                      Index to Annual Report on Form 10-K

                      Fiscal year ended December 31, 1999

Part I........................................................................3

   ITEM 1: DESCRIPTION OF BUSINESS............................................3
   ITEM 2: DESCRIPTION OF PROPERTIES.........................................13
   ITEM 3: LEGAL PROCEEDINGS.................................................13
   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............14

Part II......................................................................15

   ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........15
   ITEM 6: SELECTED FINANCIAL DATA...........................................15
   ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........16
   ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......20
   ITEM 8: FINANCIAL STATEMENTS..............................................20
   ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..............................20

Part III.....................................................................21

   ITEMS 10-13:..............................................................21

Part IV......................................................................22

   ITEM 14: EXHIBITS AND REPORTS ON FORM 8-K.................................22

                                    PART I

ITEM 1: DESCRIPTION OF BUSINESS

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

     As of March 28, 2000, the Company operated 29 communities in 10 states, with a capacity of 2,317 residents, consisting of 18 communities that are owned and 11 that are leased from third parties. A third party manages one property the Company leases.

     The Company existed from 1974 until 1989 as a real estate investment trust. In late 1989, control of the Company changed to current management, who undertook to dispose of its properties and establish a new focus on services and products for the elderly. In 1991 the Company was reorganized as a Nevada Corporation. Until 1994, the Company's business was the acquisition, operation and sale of retirement, nursing and other healthcare communities, as well as commercial real estate and the manufacture and sale or lease of mobility assistance equipment. In 1994 the Company decided to change its business emphasis to the assisted living industry and, by early 1996, sold its existing nursing homes and retirement centers, most of its commercial real estate and its mobility equipment subsidiaries.

     In 1995 the Company began developing and constructing assisted living communities. However, the significant growth that subsequently occurred was through acquisitions that were completed in 1996 and 1997.

     The Assisted Living Industry

     The Company believes that the assisted living industry has become the preferred alternative to meet the growing demand for a cost-effective setting in which to care for the elderly who do not require the more intensive medical attention provided by a skilled nursing center but who cannot live independently due to physical or cognitive frailties. In general, assisted living represents a combination of housing, general support services and 24 hour a day personal care services designed to aid elderly residents with the activities of daily living ("ADLs") on a scheduled and unscheduled basis. Many assisted living communities may also provide assistance to residents with low acuity medical needs or may offer higher levels of personal assistance for incontinent residents or residents with Alzheimer's disease or other forms of dementia. There are some assisted living communities, and this seems to be a growing trend, who provide care for higher levels of acuity. Generally, assisted living residents have higher levels of need than residents of independent retirement communities but lower levels than residents in skilled nursing centers. Annual expenditures in the assisted living industry have been estimated to be approximately $17 billion, including communities ranging from "board and care" to full-service assisted living communities such as those operated by the Company.

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

         Demographic & Social Trends - The target market for the Company's services is generally persons 75 years and older, one of the fastest growing segments of the U.S. population (the average age of a resident in Assisted Living is typically age 84 or older and that resident is either widowed or single). According to the U.S. Census Bureau, the portion of the U.S. population age 75 and older will have increased by 28.7%, from approximately 13.0 million in 1990 to over
         16.8 million by the year 2000, and the number of persons age 85 and older is expected to increase 39.3% during the 1990s. This age group is projected to increase by 33.2% between the years 2000 and 2010. It is estimated by the United States Bureau of census that approximately 50% of the population of seniors over age 85 need assistance with ADLs and approximately 50% of such seniors develop Alzheimer's disease or other forms of dementia. According to Claritas, Inc., a nationally recognized demographics provider, 42 % of householders over age 80 in 1999 had incomes of $15,000 and above and 38 % had incomes of $25,000 and above. Accordingly, the Company believes that the number of seniors who are able to afford high-quality residential environments, such as those offered by the Company, has increased in recent years. According to a 1998 study by the National Investment Conference, reported incomes and net worth of residents in assisted living communities are substantially lower than currently presumed by feasibility standards and industry benchmarks ($25,000 and higher in income annually). However, the same study states that residents are more willing to spend down assets and family members are providing more assistance than previously thought. If the study is correct, this has dramatic implications for the future of the industry as it indicates that the industry's potential market could be two to three times larger than previously thought.

         Lower Average Cost - The Company believes that the average annual cost to residents receiving assisted living care in the Company's communities is significantly less than the cost of receiving similar care in a skilled nursing center.

         Changing Supply of Long-term Care Beds - Most of the states in which the Company currently operates have enacted certificate of need ("CON") or similar legislation that restricts the supply of licensed nursing center beds. These laws generally limit the construction of nursing centers and the addition of beds or services to existing nursing centers. These laws limit the available supply of traditional nursing home beds. In addition, some long-term care centers have started to convert traditional nursing home beds into sub-acute beds. The Company also believes that high construction costs and limits on government reimbursement for the full cost of construction and start-up expenses will also constrain the growth and supply of traditional nursing home centers and beds. The Company expects that this tightening supply of nursing beds coupled with the aging of the population will create an increased demand for assisted living communities. Finally, changes in Medicare reimbursement regulations have had a very negative impact on the nursing home industry. A high percentage of nursing homes are in bankruptcy and many have closed, further reducing the number of available beds and discouraging development of new beds.

     Business Strategy

     The Company believes that significant growth opportunities exist to provide assisted living and full service independent living services to the rapidly growing elderly population. The Company has expanded its operations through the acquisition of assisted living and full service independent living companies. The Company also seeks to improve the profitability of its communities through continued enhancement of its operations.

     The majority of the Company's communities are operated and marketed on a private-pay, single-occupancy basis. Double occupancy residents are non-related people who are usually state-assisted. Most of the Company's state-assisted residents are in Texas and North Carolina communities. Texas is one of 33 states that have a Medicaid waiver program currently operating (allowing a state to use set its own disbursement standards for Medicaid funds - such as payment for assisted living services). North Carolina was a pioneer in supporting the development of assisted living as one way of containing the cost of caring for its aging population and has one of the best assisted living reimbursement rates in the nation.

     The Company believes that the assisted living industry will continue as a private-pay industry for the foreseeable future, but may become more price-sensitive as more people need assisted living for longer periods due to increased life spans. Costs of caring for an aging America may become more of a private-pay and state-assisted partnership than currently exists. However, although Medicaid coverage is common and becoming more so, participation is still low. Texas had only approximately 1300 people participating in its Medicaid assisted living program in 1998. This number increased to 1634 as of February 29, 2000.

     The Company is no longer pursuing growth by new development but in the past used the same development strategy for special care units in combined Alzheimer's and assisted living communities and dedicated special care communities. Using this strategy, the units and common space were designed for flexibility so that they can be primarily single occupancy but also be used as double occupancy - again, based on market demand. The Company believes that this occupancy-flexible development strategy will provide an advantage over its competitors who do not have units and common space large enough to readily accommodate double occupancy.

     The Company's top management has extensive acquisition experience and contacts in the assisted and full service independent living industry. The Company believes that building by acquisition is the best way to meet its growth goals. The full service independent living retirement and assisted living industry is very fragmented and still primarily a single proprietor business.

     Acquisition Strategy - The Company may acquire one or more communities or entire assisted living and full service independent living retirement companies as a means of entry into new markets and may also make acquisitions within its existing regions to gain further market share and leverage its existing operating infrastructure. In reviewing acquisition opportunities, the Company considers, among other things, the competitive climate, the current reputation of the community or its operator, the quality of its management, the need and costs to reposition the community in the marketplace, the construction quality and any need for renovations of the community and the opportunity to improve or enhance its operating results. The Company also sells some of the communities it acquires when they don't fit with the Company's long range strategy.

     Operating Strategy - The Company's operating strategy is to achieve and sustain a strong competitive position within its chosen markets as well as to continue to enhance the performance of its operations. The Company seeks to enhance current operations by (i) maintaining and improving occupancy rates at its communities; (ii) opportunistically increasing resident service fees and (iii) improving operating efficiencies.

     Offer Residents Customized Care and Service Packages - The Company continually seeks to expand its range of services to meet the evolving needs of its residents. The Company offers each of its residents a personalized assisted living service plan which may include any combination of basic support care, personal care, supplemental services, wellness services and, if needed, Alzheimer's and special care services, all subject to the level of services allowed to be offered by the licensing in place at each community. The Company offers services on both a "point for services basis" and "level of service basis." Charges for services are based on each community's price structure. The Company uses active participation of the resident, the responsible party, the resident's personal physician and other appropriate support team members in determining the level of care needed on an individual basis, whether using the point or level system. As a result, the Company believes that it is able to maximize customer satisfaction while avoiding the high cost of delivering all services to all residents without regard for need or choice. The care plan for each resident is reviewed and updated at least quarterly by the resident, the resident's family and the resident's physician.

     Maintain and Improve Occupancy Rates - The Company also seeks to maintain and improve occupancy rates by continuing to (i) attract new residents through marketing programs directed towards family decision makers, namely adult children of potential residents, (ii) actively seek referrals from hospitals, rehabilitation hospitals, physicians, clinics, home healthcare agencies and other acute and sub-acute healthcare providers in the markets served by the Company and (iii) develop new market niches such as respite care, adult day care and other specialty care programs sought by caregivers.

     Selectively Increase Service Pricing Levels - The Company regularly reviews opportunities to increase resident service fees within its existing markets, while maintaining competitive market positions. In keeping with this strategy, the Company will continue to offer high quality assisted living services at average to above average prices and generally target private-pay residents. The Company's private-pay residents are typically seniors who can afford to pay for services from both their own and their family's financial resources. Such resources may include social security, investments, proceeds from the sale of a residence, contributions from family members and insurance proceeds from long-term care insurance policies.

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

     Offer Alzheimer's and Other Dementia Services - As of March 28, 2000, the Company had 11 communities with distinct special care wings specifically designed to serve the needs of individuals with Alzheimer's disease and other forms of dementia. In some of its existing communities, the Company plans to convert a portion of its existing units into a distinct Alzheimer's wing which will allow the Company to offer services to the elderly with this disease and other forms of dementia, will create an opportunity for residents to remain longer within the same community and will allow special security and support for Alzheimer's residents. The Company's experience indicates that Alzheimer's residents often respond better by sharing a suite with another Alzheimer's resident rather than being in a single occupancy suite. Consequently, the Company's Alzheimer's programs are designed to allow double occupancy, although rooms are available for single occupancy.

     Assisted Living Services

     The Company offers a wide range of full service retirement and assisted living care and services to its residents. The residents are allowed to select among the services offered beyond basic support services and are charged only for the specific services or level of services they need. The services offered by the Company can generally be categorized as follows:

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

         Alzheimer's and Special Care Services - Alzheimer's care includes a higher 24-hour staff ratio to provide oversight and around-the-clock scheduled activities. The Alzheimer's care wing is secured from the rest of the building.

     Properties

     Operating Communities - The following table sets forth certain information with respect to communities that were operated by the Company at March 28, 2000. The Company owns or leases these communities. The Company considers its communities to be in good operating condition and suitable for the purpose for which they are being used.


                                                        EXISTING COMMUNITIES

                                                                                        Community
                                                          Care               Resident   Operations
            Community                  Location           Level     Units   Capacity(1) Commenced     Ownership
  -----------------------------------------------------------------------------------------------------------------
  Berne Village                  New Bern, NC           S, FE, DC    153       162        Oct-93      Owned (2)
  Camelot                        Harlingen, TX              S         57        57        Sep-94      Owned (2)
  Camelot Assisted Living        Harlingen, TX           FE, DC       83        99        Jan-98      Leased (3)
  Countrytime Inn                Kings Mountain, NC      FE, DC       31        56        Jun-95      Owned (2)
  Crown Pointe                   Corona, CA               S, FE      163       168        Jan-93      Owned (2,5)
  Graybrier                      Southern Pines, NC      FE, DC       55        95        Feb-94      Owned (2)
  Greenbriar at Denison          Denison, TX             FE, DC       44        52        May-96      Owned (2)
  Greenbriar at Muskogee         Muskogee, OK              FE         48        48        Mar-97      Owned (2)
  Greenbriar at Sherman          Sherman, TX               FE         48        53        Mar-98      Owned (2)
  La Villa                       Roswell, NM             FE, DC       82        91        Nov-96      Leased (3)
  Meadowbrook Place              Baker, OR                 FE         50        50        Dec-92      Owned (2)
  Neawanna by the Sea            Seaside, OR              S, FE       58        58        Jan-90      Leased (4,6)
  Oak Park, Ft Worth             Fort Worth, TX            FE        150       150        Jan-98      Leased (3)
  Pacific Pointe                 King City, OR              S        114       114        Jan-93      Leased (3)
  Palm House                     Fort Worth, TX             S        155       154         1985       Leased (3)
  Rose Garden Estates            Ritzville, WA             FE         21        21        Nov-95      Owned (2)
  Rose Tara Plantation           King, NC                  FE         38        65        Sep-94      Owned (2)
  Summer Hill                    Oak Harbor, WA            FE         59        61        Feb-94      Owned (2)
  Sweetwater Springs             Lithia Springs, GA      FE, DC       48        48        Oct-96      Leased (7)
  Tandy                          Fort Worth, TX            FE         84        94         1984       Leased (3)
  The Terrace                    Portland, OR              FE         65        65        May-91      Owned
  Villa del Rey Merced           Merced, CA                 S         92        92        Dec-79      Leased (3)
  Villa del Rey Roswell          Roswell, NM                S        135       132        Oct-88      Leased (4,6)
  Villa del Rey Visalia          Visalia, CA                S         98        98        Dec-79      Leased (3)
  Villa del Sol                  Roswell, NM                S         12        12        Dec-95      Owned (2)
  Wedgwood Terrace               Lewiston, ID            FE, DC       38        47        Nov-95      Owned (2)
  Windsor House Florence         Florence, SC            FE, DC       26        37        Sep-98      Owned (2)
  Windsor House Greenville       Greenville, SC          FE, DC       31        41        Nov-97      Owned (2)
  Windsor House West             Spartanburg, SC         FE, DC       76        97         1991       Owned (2)
  -----------------------------------------------------------------------------------------------------------------
  Total                                                              2114      2317

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

        (2) Subject to first mortgage. Historically, each community has generally been pledged as collateral on a single mortgage or deed of trust securing a note payable to a bank, financial institution, individual or other lender. The mortgages and deeds of trust mature between 2000 and 2037 and bear interest at fixed and variable interest rates ranging from 7.5% to 11.35% as of December 31, 1999. The Crown Pointe community is subject to a mortgage and note payable to the Redevelopment Agency of the City of Corona, California, is payable into a sinking fund semi-annually in increasing amounts from $65,000 to $420,000 through May 2015, and bears interest at a variable interest rate equal to 4.85% at December 31, 1999. Future communities owned and mortgaged by the Company will likely be pledged as collateral for mortgage credit lines, which relate to more than one community. See Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

        (3) Leased from third party individuals or partnership. Initial lease terms generally range from 10 to 20 years, and mature between 2000 and 2011. The Company is responsible for all costs including repairs to the community, property taxes and other direct operating costs of the community. Leases generally include clauses that allow for rent to increase over time based on a specified schedule or on an increase in the consumer price index. Generally, the Company has an option to purchase the community after a specified period, or at expiration of the lease, at a price generally equal to market value.

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

     Repair and Maintenance - The Company conducts routine repairs and maintenance, as needed, of its communities on a regular basis. Several of the Company's communities have been in operation for ten years or more. The Company has no other current plans for significant expenditures relating to its existing communities and considers them to be in good repair and working order.

     Community Description

     The Company's existing communities as of March 28, 2000 range in size from 12 to 163 units, are from one to three stories and from 10,000 to 150,000 square feet. Most communities have a large family room, usually equipped with a fireplace, a spacious open dining area, library, TV room, commercial kitchen, beauty salon, laundry and indoor and outdoor recreational areas. Units generally range in size from approximately 330 to 400 square feet for a studio unit, 470 to 650 square feet for a one bedroom unit and 680 to 850 square feet for a two bedroom unit. Assisted living units, among other amenities, typically include a private bathroom, kitchenette, closets, living and sleeping areas, a lockable door, emergency call system, individual room temperature controls and fire alarm and sprinkler systems.

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

     The Company's senior management and other personnel, located at the Addison, Texas home office, provide support services to each of the Company's regions and its communities, including development of operational standards, budgets and quality assurance programs, recruiting, training and financial and accounting and data processing services such as accounts payable, billing and payroll. Corporate personnel, regional directors of operations and community executive directors collaborate with respect to the establishment of community goals and strategies, quality assurance oversight, development of Company policies and procedures, development and implementation of new programs, cash management, human resource management and community development.

     The Company has attracted and continues to seek highly dedicated and experienced personnel. The Company has created formal training programs accompanied by review and evaluation procedures to help ensure quality care for its residents. The Company believes that education, training and development enhance the effectiveness of its employees. All employees are required to complete training programs which include a core curriculum comprised of personal care basics, job related specific training, Alzheimer's disease processes, first aid, fire safety, nutrition, infection control and customer service. Executive Directors receive training in all of these areas, plus marketing, community relations, healthcare management, life skills programming and fiscal management. In addition to some classroom training, the Company's communities provide new employees with on the job training, utilizing experienced staff as trainers and mentors.

     Quality Assurance

     The Company coordinates quality assurance programs at each of its communities through its corporate headquarters staff and through its regional operations staff. A commitment to quality assurance is designed to achieve a high degree of resident and family member satisfaction with the care and services the Company provides. In addition to ongoing training and performance reviews of all employees, the Company's quality control measures include:

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

     Family and Resident Feedback - The Company surveys residents on an annual basis to monitor the quality of services provided to residents and the level of satisfaction of residents and their families. The Company is presently implementing surveys of residents' family members of residents to monitor the quality of services. The Company also plans to establish a toll free customer response telephone line to encourage feedback from residents, family members and visitors to its communities. The chairman, president and chief executive officer is personally involved in resident satisfaction surveys on a routine basis and the investigation and resolution of resident and family complaints.

     Regular Community Inspections - Community inspections are conducted by corporate personnel (including the vice president of construction and maintenance and the director of medical services) and regional staff on a regular basis. These inspections cover the appearance of the exterior and grounds, the appearance and cleanliness of the interior, the professionalism and friendliness of staff, resident care plans, the quality of activities and the dining program, observance of residents in their daily living activities and compliance with governmental regulations. A detailed community audit program is used to ensure the inspections are thorough and to facilitate required corrective action.

     Marketing

     The Company's marketing and sales efforts are undertaken at corporate, regional and local levels. These efforts are intended to create awareness of a community and its services among prospective residents, their families, other key decision-makers and professional referral sources. The corporate marketing staff develops overall strategies for promoting the Company's communities throughout its markets and continuously assesses the success of these efforts. Most communities have, on staff, a community relations coordinator dedicated to sales and marketing activities who is guided and trained by corporate marketing personnel. For smaller communities who do not have a community relations coordinator, the Executive Director performs the sales and marketing functions.

     The Company engages in traditional types of marketing activities, such as in special events, direct mailings, print advertising, signs and yellow page advertising. These marketing activities and media advertisements are directed to potential residents and their adult children, who often comprise the primary decision makers for placing a frail elderly relative in an assisted living setting.

     Government Regulation

     Healthcare is an area of extensive and frequent regulatory change. The assisted living industry is relatively new and, accordingly, the manner and extent to which it is regulated at the Federal and state levels is evolving at a steady pace. Currently, twenty-seven states have a licensure category or statute that uses the term "assisted living." Several states are proposing regulations using the term. Thirty-five states have specific language in statute, licensure regulations (including states with draft regulations) or Medicaid policy that addresses the philosophy of assisted living. Several states, including Texas and North Carolina have or are reviewing licensure regulations and increasing the role of state personnel in monitoring and controlling the assisted living industry.

     In the states in which the Company operates, a license is not required to provide basic support services. Currently, assisted living and Alzheimer's care communities are not specifically regulated as such by the Federal Government. However, the Company's communities are subject to regulation and licensing by state and local health, social service agencies and other regulatory authorities. Although regulatory requirements vary from state to state, these requirements generally address, among other things, staff education, training and records; staffing levels; community services, including administration and assistance with self-administration of medication; physical community specifications; size and furnishing of community units and common areas; food and housekeeping services and emergency evacuation plans and resident rights and responsibilities. Most of the Company's communities are required to possess state licenses in order to provide the levels and types of services that they offer. A limited number of the Company's communities are not required to possess such licenses because they do not supply care and/or supervision to an extent requiring them to be licensed under their respective state's laws. The Company's communities are also subject to various state and local building codes and other ordinances, including safety codes. Management anticipates that states establishing regulatory frameworks for assisted living communities will require the licensing of assisted living communities and will establish varying requirements with respect to such licensing. The Company has obtained all required licenses for each of its communities. Each of the Company's licenses must be renewed annually.

     Currently, only a few states have CON requirements for assisted living communities. If Federal and state reimbursements increase or there is overbuilding in the industry other states may initiate CON requirements. This is not happening at this time and there is significant overbuilding in many markets. Consequently most major companies have either stopped or greatly reduced their development program. Conversely, small operators and individual entrepreneurs continue to build, even in overbuilt markets.

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

     As noted earlier, the Company participates in Federal and state reimbursement programs. However, the Company expects the bulk of its revenues to come from private payments.

     The Americans with Disabilities Act ("ADA"), enacted July 26, 1990, has had and will continue to have a major effect on the full service residential retirement and assisted living industry. The communities acquired by the Company must be in compliance with this act. The Fair Housing Amendments Act of 1988 also prohibits discrimination against the handicapped in the sale or rental of a dwelling, or in the provision of services in connection with such a dwelling. This intensifies the need to be in compliance with ADA. Regulation of the industry is likely to increase, particularly for those providers accepting Medicaid reimbursements.

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

     The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. Many of the Company's employees are paid at rates related to the Federal minimum wage and accordingly, increases in the minimum wage will result in an increase in labor costs.

     In compliance with underlying state bond financing, rents at one community in Oregon must be approved by an agency of the state. Four other communities financed with loans guaranteed by the Department of Housing and Urban Development ("HUD") have rents requiring approval by HUD.

     Management is not aware of any non-compliance by the Company with applicable regulatory requirements that would have a material adverse effect on the Company's financial condition or results of operations.

     Competition

     The long-term care industry is highly competitive and the assisted living and Alzheimer's care businesses in particular have and will continue to become increasingly competitive in the future. The Company competes with other assisted living companies and numerous other companies providing similar long-term care alternatives such as home healthcare agencies, community-based service programs, retirement communities and convalescent centers (nursing homes). In addition, the Company competes with a number of tax-exempt nonprofit organizations which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company and which are generally exempt from income tax. In most markets where the Company operates or plans to operate the level of competition is rapidly increasing both from regional, national and local providers. The Company expects this trend to continue and some markets are already overbuilt and more will be overbuilt in the future. If reimbursement programs, such as the Medicaid waiver program, increase, assisted living competition will grow from existing and new companies focusing primarily on assisted living. Nursing home centers that provide long-term care services are also a source of competition for the Company, particularly with respect to Alzheimer's care services. Many of the Company's present and potential competitors have, or may have access to, greater financial, management and other resources than those of the Company. There can be no assurance that competitive pressures will not have a material adverse effect on the Company.

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

     The Company also competes with other providers of long-term care in attracting and retaining qualified and skilled personnel. In recent years, the healthcare industry has experienced a shortage of qualified healthcare professionals. The Company's operations require some professionally certified (RN or LPN) staff, primarily for supervision of care staff. While the Company has been able to retain the services of an adequate number of professionals to staff its communities appropriately and maintain its standards of quality care, there can be no assurance that continued shortages will not affect the ability of the Company to maintain the desired staffing levels. In some markets, non-licensed staff have become a recruitment challenge. Unemployment rates are significantly below the national average in a few markets.

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

     The Company has conducted environmental assessments on most of its existing communities that it operates plus one community it leases that is operated by a third party. These assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations or is the Company aware of any such environmental liability. The Company owns nine communities that have been operated for periods ranging from 2 to 19 years for which environmental assessments have not been obtained. The Company believes that all of its communities are in compliance in all material respects with all Federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its communities.

     Control by Insiders

     As of March 28, 2000, the Company's officers, directors and affiliated entities owning more than 5% of the Company's outstanding stock owned approximately 59% of the outstanding shares of Common Stock. Mr. James R. Gilley, President, Chief Executive Officer and Chairman of the Board of the Company, and one corporation wholly owned by him and his spouse, beneficially owned an aggregate of approximately 30.8% of the outstanding Common Stock of the Company. Mr. Victor L. Lund, a director of the Company and the founder of Wedgwood (a company acquired by the Company in 1996), beneficially owned approximately 17.4% of the outstanding shares of Common Stock. Floyd B. Rhoades, a director of the Company and founder of American Care (a company acquired by the Company in 1996), beneficially owned approximately 10.8% of the outstanding shares of Common Stock. In addition, the Gilley family owns series D Voting Preferred Stock, which is the equivalent of 675,000 Voting Shares. Accordingly, such individuals will have the ability, by voting their shares in concert, to control or significantly influence (i) the election of the Company's Board of Directors and, thus, the direction and future operations of the Company, and (ii) the outcome of all other matters submitted to the Company's stockholders, including mergers, consolidations and the sale of all or substantially all of the Company's assets. In addition, the Company's officers and directors, including James R. Gilley, currently hold options or conversion rights to acquire 1,445,500 shares of Common Stock, certain of which options are subject to vesting requirements. The issuance of additional shares of Common Stock pursuant to the exercise of these stock options granted to management under the Company's stock option plan would increase the number of shares held by the Company's executive officers and directors in the future.

     Anti-Takeover Provisions

     The Company's Articles of Incorporation and Bylaws contain, among other things, provisions (i) establishing a classified board of directors with staggered term of service (ii) authorizing shares of preferred stock with respect to which the Board of Directors has the power to fix the rights, preferences, privileges and restrictions without any further vote or action by the stockholders (iii) requiring holders of at least 80% of the outstanding Common Stock to join together in requesting a special meeting of stockholders and (iv) prohibiting removal of a director other than for "cause" and then only if the holders of at least 80% of the outstanding Common Stock vote for such removal. The Company is also subject to Sections 78.411-78.444 of the Nevada Revised Statutes (the "Control Act") which in general prohibits any business combination involving the Company and a person that beneficially owns 10% or more of the outstanding Common Stock or an affiliate or associate of the Company who within the past three years was the beneficial owner, directly or indirectly, or 10% or more of the outstanding Common Stock, except under certain circumstances. The application of the Control Act and/or the provisions of the Company's Articles of Incorporation and Bylaws could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving the Company that some or a majority of the Company's stockholders might consider to be in their personal best interests, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price of the Common Stock and may adversely affect the market price of and the voting and other rights of, the holders of Common Stock.

     Employees

     At March 28, 2000, the Company employed 1080 employees, including 757 full-time and 323 part-time employees. The Company believes it maintains good relationships with its employees. None of the Company's employees are represented by a collective bargaining group.

     Corporate Offices

     The Company's principal office is a 27,500 square foot building that it owns in Addison, Texas. The Company's Addison office will meet the Company's needs for the foreseeable future.

ITEM 2: DESCRIPTION OF PROPERTIES

     See Item 1 for a discussion of properties owned or leased by the Company.

ITEM 3: LEGAL PROCEEDINGS

     The Company is involved from time to time in legal proceedings that are incidental to its business. The following are the legal proceedings that are pending at March 28, 2000.

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

     In 1995 the plaintiff and the Company each filed cross motions for summary judgment on the issue of whether the indebtedness was discharged. On December 3, 1997 the Georgia Court of Appeals granted Greenbriar's motion for summary judgment where they determined that the indebtedness was not discharged. In February 1998 the Georgia Supreme Court refused to hear the matter. The amount of indebtedness, including accrued interest, is approximately $12 million. The Company's basis for financial statement purposes in the indebtedness, net of related deferred gains, is approximately $ 3.6 million.

     The Company has been named as defendant in other lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded under the symbol "GBR" and is listed on the American Stock Exchange. The high and low closing sales prices of the Company's Common Stock on the American Stock Exchange during the last two fiscal years:

                                   1999               1998
                              High      Low      High      Low
                            ----------------   ----------------

           First Quarter      $3.25    $2.06    $17.38   $13.75
           Second Quarter      2.50     2.00     12.88     8.94
           Third Quarter       2.13     1.63      8.75     1.63
           Fourth Quarter      1.63      .50      3.94     1.37

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

     The closing price on the Company's common stock on March 28, 2000, was $2.25 per share. As of March 28, 2000, there were 2,438 holders of record of the Company's common stock.

ITEM 6: SELECTED FINANCIAL DATA

                                                          (Amounts in thousands, except per share data)
                                                                 For the Years Ended December 31,

                                                  1999           1998          1997          1996          1995
                                              -------------- ------------- ------------- ------------- --------------
Operating revenue                             $    41,260    $    53,521   $    38,979   $    29,785   $     7,964
Operating expenses                                 38,323         55,216        39,958        34,719         9,568
                                              -------------- ------------- ------------- ------------- --------------
Operating income (loss)                             2,937         (1,695)         (979)       (4,934)       (1,604)

Income (loss) from continuing
operations before income taxes                $        82    $   (10,602)  $   (10,297)  $    (7,995)  $     5,286

Basic and diluted income (loss) per
common share                                  $      (.62)   $     (1.86)  $      (.92)  $      (.99)  $      1.04

BALANCE SHEET DATA:
Total assets                                  $   119,908    $   130,353   $   151,243   $   116,701   $    47,756
Long-term debt                                $    50,477    $    58,154   $    54,851   $    54,717   $    16,485
Total liabilities                             $    69,425    $    78,516   $    88,726   $    80,549   $    23,131
Preferred stock redemption obligation         $    27,763    $    21,748        -             -              -
Total stockholders equity                     $    22,720    $    30,089   $    62,517   $    36,152   $    24,625

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     o Divest communities with limited future profit potential or geographic locations that were isolated from other Company operations.

     As of December 31, 1998 the Company had terminated its management contracts to manage for others and reduced to 31 the number of Communities that it operated. In 1999 the Company disposed of one community that was subleased to a local operator. The Company owned or had current options to purchase all but five of its communities. The percentage of residents who were private pay was approximately 90%.

     Fiscal 1999 as Compared to Fiscal 1998

     Revenues and Operating Expenses from Assisted Living Operations. Revenues decreased to $41,260,000 in 1999 compared to $53,521,000 in 1998.
     Community operating expenses, which consist of assisted living community expense, lease expense and depreciation and amortization, were $34,010,000 in 1999 as compared to $49,924,000 in 1998. The primary reason for the decrease was the disposition of twenty-two communities during 1998 that did not meet the Company's strategic objectives. The revenues and related expenses for these communities for 1998 were $14,879,000 and $16,490,000 respectively. After consideration of these dispositions, the increases in both revenue and expenses are a result of increased census at the existing communities.

     Corporate General and Administrative Expenses. These expenses were $4,313,000 in 1999 as compared to $5,292,000 in 1998. The decrease in the expense is a result of the reorganization of the regional and corporate offices that resulted in the elimination of one of the regional offices and a reduction in the corporate staff in the third quarter of 1998.

     Interest and Dividend Income. Interest and dividend income was $599,000 in 1999 as compared to $1,094,000 in 1998. In the first quarter of 1998, the Company received proceeds from the sale of preferred stock of $22,000,000. These funds were used during 1998 to fund operations and pay down debt. The decrease in interest income in 1999 is due to less cash available for investment purposes. In addition, in the fourth quarter of 1999, the Company entered into an agreement to sell its preferred stock in New Life Corporation. Prior to this agreement, the Company had been receiving quarterly cash dividends on this preferred stock.

     Interest Expenses. These expenses decreased to $5,632,000 in 1999 as compared to $6,432,000 in 1998. The decrease is reflective of the sale of an owned community in the third quarter of 1998 as well as the payoff of approximately $2,500,000 of debt in the first quarter of 1998.

     Other income (expense), net. Other income for 1999 was $2,178,000. This income is primarily the result of the divestiture of assets. A preferred stock investment in another company was disposed of resulting in a gain of $2,166,000. In addition, the disposition of two assisted living communities that did not meet the Company's long-term strategies resulted in a loss of ($186,000).

     The other income (loss) for 1998 was ($3,569,000). This expense is a result of the divestiture of 22 communities in six separate transactions with third parties and the termination of 3 agreements to manage communities for third parties. Nine leased communities in North Carolina, whose primary reimbursement source was Medicaid, were transferred to a Florida based company for no consideration. The leases on two other North Carolina communities, whose primary pay or source was Medicaid, were terminated. One other owned North Carolina community was sold to a company for proceeds of $5,800,000. A leased community in Florida was sold to a Tennessee based company for proceeds of $375,000. Eight leased communities in Texas, whose primary reimbursement source was Medicaid were transferred to a Fort Worth based company. One other owned community in Oregon was subleased to a local operator.

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

     Other Income (Expense). Other income (expense) for 1998 was ($3,569,000). This expense is a result of the divestiture of 22 communities in six separate transactions with third parties and the termination of 3 agreements to manage communities for third parties. Nine leased communities in North Carolina, whose primary reimbursement source was Medicaid, were transferred to a Florida based company for no consideration. The leases on two other North Carolina communities, whose primary pay or source was Medicaid, were terminated. One other owned North Carolina community was sold to a company for proceeds of $5,800,000. A leased community in Florida was sold to a Tennessee based company for proceeds of $375,000. Eight leased communities in Texas, whose primary reimbursement source was Medicaid were transferred to a Fort Worth based company. One other owned community in Oregon was subleased to a local operator.

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

     Liquidity and Capital Resources

     At December 31, 1999, the Company had current assets of $10,108,000 and current liabilities of $7,676,000.

     In December 1997 the Company sold Series F and Series G convertible preferred shares for $22,000,000 less selling and offering costs of $453,000. Payment was received in January 1998.

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

     The 14% guaranteed return is being accreted by a charge to accumulated deficit. The amount of the Cash Payment that would be required assuming conversion at each balance sheet date will be transferred from stockholders equity to temporary equity. At December 31, 1999, a Cash Payment of $27,763,000 would have been due assuming conversion took place.

     In January and February 2000 the Company made payments totaling $3,500,000 to redeem a portion of the preferred stock.

     In conjunction with the $3,500,000 payment noted above Greenbriar and the preferred stockholders have an agreement whereby Greenbriar would redeem the Series F & G preferred stock from proceeds generated from the sale or refinancing of certain assets. The original agreement provides the Series F & G preferred stockholders the option to convert beginning January 2000. Management of Greenbriar believes that the preferred stockholders have no plans to exercise their early conversion rights however there can be no assurance that such an event will not occur

     The Company is proceeding with a plan to refinance its existing portfolio of communities. At current interest rates and property values the Company believes it can refinance its existing communities and if necessary sell certain communities and obtain cash sufficient to meet the potential Cash Payment. In addition the Company will seek out additional third party financing. While the Company believes it will be able to meet any potential Cash Payment requirement there can be no assurance that the Company's plan will be successful.

     At December 31, 1999 and since the date of issuance of the Series F and G preferred stock, the Company was not in compliance with one of the financial ratio covenants of the stock purchase agreement. The Company believes this situation stems from a computational mistake that was made at the time this particular ratio test was originally determined.

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

     Forward Looking Statements

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this press release that are not historical or current facts deal with potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from Greenbriar Corporation's actual future experience involving any one or more of such matters and subject areas relating to interest rate fluctuations, ability to obtain adequate debt and equity financing, demand, pricing, competition, construction, licensing, permitting, construction delays on new developments contractual and licensure, and other delays on the disposition, transition, or restructuring of currently or previously owned, leased or managed communities in the Company's portfolio, and the ability of the Company to continue managing its costs and cash flow while maintaining high occupancy rates and market rate assisted living charges in its assisted living communities. Greenbriar Corporation has attempted to identify, in context, certain of the factors that they currently believe may cause actual future experience and results to differ from Greenbriar Corporation's current expectations regarding the relevant matter or subject area. These and other risks and uncertainties are detailed in the Company's reports filed with the Securities and Exchange Commission
     (SEC), including Greenbriar Corporation's Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. (See Management's Discussion and Analysis - Liquidity and Capital Resources appearing elsewhere in this Form 10-K.) If market interest rates average 1% (100 basis points) more in 2000 than they did in 1999, the Company's interest expense would increase and income before income taxes would decrease by approximately $300,000. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2000, although there can be no assurances that interest rates will not significantly change.

ITEM 8: FINANCIAL STATEMENTS

     The financial statements required by this Item begin at page F-1 hereof.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEMS 10-13:

     The information required by Items 9, 10, 11 and 12 is incorporated by reference into this Form 10-K from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held June 2, 2000, which definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 28, 2000.

                                    PART IV

ITEM 14: EXHIBITS AND REPORTS ON FORM 8-K

   (a) The following exhibits required to be filed by Item 601 of Regulation S-B are filed as part of this Annual Report on Form 10-KSB:

         Exhibit
         Number     Description of Exhibit
         ----------------------------------------------------------------------

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

         Exhibit
         Number     Description of Exhibit
         ----------------------------------------------------------------------
         3.2.1      Amendment to Section 3.1 of the Bylaws of Registrant
                    adopted upon approval of the Merger (filed as Exhibit
                    3.2.1 to Registrant's Form S-4 Registration Statement,
                    Registration No. 33-55968, and incorporated herein by this reference).

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

         Exhibit
         Number     Description of Exhibit
         ----------------------------------------------------------------------
         10.6.3     Form of Security Agreement - Pledge (Nonrecourse) between
                    Registrant and Oscar Smith securing the Promissory Note referenced in Exhibit 10.6.2 (filed as Exhibit 10.6.3 to
                    Registrant's Form S-4 Registration Statement, Registration
                    No. 33-55968, and incorporated herein by this reference).

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

         Exhibit
         Number     Description of Exhibit
         ----------------------------------------------------------------------
         10.22.4    Irrevocable Proxy from James R. Gilley to M.S. Holding Co.
                    Corp. relating to shares of capital stock of JRG
                    Investment Co., Inc. (filed as Exhibit 10.22.4 to
                    Registrant's Form S-4 Registration Statement, Registration
                    No. 33-55968, and incorporated herein by this reference).

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

                                      GREENBRIAR CORPORATION



March 28, 2000                        By:  /s/ Gene S. Bertcher
                                           -------------------------------------
                                               Gene S. Bertcher
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GREENBRIAR CORPORATION



March 28, 2000                        By: /s/James R. Gilley
                                           ------------------------------------
                                           James R. Gilley, President, Chief
                                           Executive Officer and
                                           Chairman of the Board of Directors


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      March 28, 2000      /s/  James R. Gilley
                          --------------------
                               James R. Gilley, President, Chief Executive Officer
                               and Chairman of the Board of Directors

      March 28, 2000      /s/  Don C. Benton
                          ------------------
                               Don C. Benton, Director

      March 28, 2000      /s/  Gene S. Bertcher
                          ---------------------
                               Gene S. Bertcher, Executive Vice President, Chief
                               Financial Officer and Director

      March 28, 2000      /s/  Paul G. Chrysson
                          ---------------------
                               Paul G. Chrysson, Director

      March 28, 2000      /s/  Matthew G. Gallins
                          -----------------------
                               Matthew G. Gallins, Director

      March 28, 2000      /s/  Victor L. Lund
                          -------------------
                               Victor L. Lund, Director

      March 28, 2000      /s/  Michael E. McMurray
                          ------------------------
                          Michael E. McMurray, Director

      March 28, 2000      /s/  William A. Shirley, Jr.
                          ----------------------------
                          William A. Shirley, Jr., Director

              Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Greenbriar Corporation

We have audited the accompanying consolidated balance sheets of Greenbriar Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenbriar Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

GRANT THORNTON LLP

Dallas, Texas
March 16, 2000

                            Greenbriar Corporation

                          CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)

                                 December 31,

                   ASSETS                                   1999         1998
                                                           ------       ------

CURRENT ASSETS

    Cash and cash equivalents                             $ 8,814      $ 6,024
    Accounts receivable - trade                               182          448
    Other current assets                                      848        1,851
                                                             ----       ------

               Total current assets                         9,844        8,323

REAL ESTATE OPERATIONS HELD FOR SALE,
    at lower of cost or market                                 -         1,000

DEFERRED INCOME TAX BENEFIT                                 4,750        4,750

INVESTMENT IN SECURITIES, AT COST                              -         2,046

MORTGAGE NOTE RECEIVABLE, net of deferred
    gain of $3,083                                          3,617        3,617

PROPERTY AND EQUIPMENT, AT COST

    Land and improvements                                  11,179       11,651
    Buildings and improvements                             76,848       84,097
    Equipment and furnishings                               6,586        5,996
                                                           ------       ------
                                                           94,613      101,744
    Less accumulated depreciation                           9,888        7,921
                                                           ------       ------
                                                           84,725       93,823

DEPOSITS                                                    3,907        3,422

LEASE RIGHTS AND OTHER INTANGIBLES                         10,439       11,096

OTHER ASSETS                                                2,626        2,276
                                                           ------       ------
                                                         $119,908     $130,353
                                                          =======      =======

                            Greenbriar Corporation

               (Amounts in thousands, except per share amounts)

                                 December 31,

    LIABILITIES AND STOCKHOLDERS' EQUITY                      1999        1998
                                                             ------      ------
CURRENT LIABILITIES
    Current maturities of long-term debt                    $ 3,317     $ 2,278
    Accounts payable - trade                                  2,072       1,787
    Accrued expenses                                          1,345       2,471
    Other current liabilities                                   678       1,266
                                                               ----      ------

               Total current liabilities                      7,412       7,802

MORTGAGE NOTE COLLATERALIZED BY
    REAL ESTATE HELD FOR SALE                                     -          883

LONG-TERM DEBT                                               50,477       58,154

FINANCING OBLIGATIONS                                        10,815      10,815

OTHER LONG-TERM LIABILITIES                                     721         862
                                                               ----        ----

               Total liabilities                             69,425      78,516

PREFERRED STOCK REDEMPTION OBLIGATION                        27,763      21,748

STOCKHOLDERS' EQUITY

    Preferred stock                                             289         289
    Common stock, $.01 par value; authorized,
       20,000 shares; issued and outstanding,                    76          76
       7,514 shares
    Additional paid-in capital                               61,520      64,261
    Accumulated deficit                                     (36,798)    (32,170)
                                                            -------     -------
                                                             25,087      32,446
    Less stock purchase notes receivable
       (including $2,250 from related parties)               (2,367)     (2,367)
                                                            -------     -------
                                                             22,720      30,089
                                                            -------     -------

                                                           $119,908    $130,353
                                                            =======     =======


       The accompanying notes are an integral part of these statements.


                            Greenbriar Corporation

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Amounts in thousands, except share data)

                            Year ended December 31,

                                                                       1999             1998              1997
                                                                      ------           ------            ------
Revenue

    Assisted living operations                                        41,260         $ 53,428          $ 38,824
    Other                                                                 -                93               155
                                                                         ---              ---              ----
                                                                      41,260           53,521            38,979
Operating expenses

    Assisted living operations                                        24,836           35,965            26,310
    Lease expense                                                      5,197            9,552             4,663
    Facility depreciation and amortization                             3,977            4,407             3,333
    General and administrative                                         4,313            5,292             5,652
                                                                      ------           ------            ------
                                                                      38,323           55,216            39,958
                                                                      ------          -------           -------
               Operating profit (loss)                                 2,937           (1,695)             (979)

Other income (expense)
    Interest and dividend income                                         599            1,094               479
    Interest expense                                                  (5,632)          (6,432)           (6,801)
    Other income (expense), net                                        2,178           (3,569)           (2,996)
                                                                      ------          -------           -------
                                                                      (2,855)          (9,110)           (9,318)
                                                                      ------          -------           -------
               Earnings (loss) from continuing operations
                   before income taxes                                    82          (10,602)          (10,297)

Income tax benefit                                                        -            (1,896)           (4,115)
                                                                       -----          -------           -------

               Earnings (loss) from continuing operations                 82           (8,706)           (6,182)

Discontinued operations
    Earnings (loss) from operations, net of income taxes                  -               (34)              153
    Gain (loss) on disposal, net of income taxes                          -              (169)              322
                                                                       -----            -----              ----

               NET EARNINGS (LOSS)                                        82           (8,909)           (5,707)

Preferred stock dividend requirement                                  (4,720)          (4,600)             (334)
                                                                     -------          -------             -----

Loss allocable to common stockholders                               $ (4,638)        $(13,509)          $(6,041)
                                                                     =======          =======            ======

Earnings (loss) per share - basic and diluted
    Continuing operations                                              $(.62)          $(1.83)            $(.99)
    Discontinued operations                                               -              (.03)              .07
                                                                       -----            -----              ----

    Net loss                                                           $(.62)          $(1.86)            $(.92)
                                                                      ======            =====              ====

Weighted average number of common shares outstanding                   7,514            7,275             6,582

       The accompanying notes are an integral part of these statements.


                            Greenbriar Corporation

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Amounts in thousands)
                                                                                                                Stock
                                                                                       Additional              purchase
                                                  Preferred stock      Common stock     paid in   Accumulated   notes
                                                 ----------------    ---------------
                                                 Shares    Amount   Shares    Amount   capital       deficit   receivable  Total
                                                 ------    ------   ------    ------  ---------     ---------  ----------  -------

Balances at January 1, 1997                         690    $  70     6,471     $ 65    $51,232     $(12,642)   $(2,573)   $ 36,152

    Issuance of common stock under stock
       option plans                                  -        -         28       -         318           -          -          318
    Issuance of common stock for acquisitions        -        -        851        8     12,919           -          -       12,927
    Issuance of preferred stock                   2,200      220        -        -      21,327           -          -       21,547
    Purchase of common stock                         -        -       (125)      (1)    (2,408)          -          -       (2,409)
    Payments on stock purchase notes receivable      -        -         -        -           -            -         58          58
    Conversion of preferred stock                   (14)      (1)       75        1          -            -         -           -
    Dividends on preferred stock                     -        -         -        -           -         (320)        -         (320)
    Net loss                                         -        -         -        -           -       (5,707)        -       (5,707)
    Other                                            -        -         -        -         (49)           -         -          (49)
                                                    ---      ---        ---      ---      ----          ---        ---        ----

Balances at December 31, 1997                     2,876      289      7,300      73     83,339      (18,669)    (2,515)     62,517

    Issuance of common stock                         -        -         250       2        435           -          -          437
    Purchase of common stock                         -        -         (36       1       (472)          -          -         (471)
    Dividends on preferred stock, including
       acretion of $2,970                            -        -          -        -      2,970       (4,592)        -       (1,622)
    Issuance costs for preferred stock               -        -          -        -       (263)          -          -         (263)
    Redemption obligation - preferred stock          -        -          -        -    (21,748)          -          -      (21,748)
    Reduction of stock purchase notes receivable     -        -          -        -          -            -        148         148
    Net loss                                         -        -          -        -          -       (8,909)        -       (8,909)
                                                    ---      ---        ---      ---       ---      -------        ---     -------

Balance at December 31, 1998                      2,876      289      7,514      76     64,261      (32,170)    (2,367)     30,089

    Dividends on preferred stock, including
       accertion of $3,080                           -        -          -        -      3,080       (4,710)        -       (1,630)
    Redemption obligation - preferred stock          -        -          -        -     (6,015)          -          -       (6,015)
    Escrow stock released                            -        -          -        -        194           -          -          194
    Net earnings                                     -        -          -        -          -           82         -           82
                                                    ---      ---        ---      ---       ---          ---        ---         ---

Balance at December 31, 1999                      2,876    $ 289      7,514     $76    $61,520     $(36,798)   $(2,367)   $ 22,720
                                                  =====     ====      =====      ==     ======      =======     ======     =======

        The accompanying notes are an integral part of this statement.


                            Greenbriar Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                                                  Year ended December 31,
                                                                          -----------------------------------------
                                                                           1999             1998              1997
                                                                          ------           ------            ------
Cash flows from operating activities
    Net earnings (loss)                                                     $ 82          $(8,909)         $ (5,707)
    Adjustments to reconcile net earnings (loss) to net
       cash used in operating activities
          Discontinued operations                                             -               203              (475)
          Depreciation and amortization                                    3,977            4,407             3,333
          Gain on settlement of litigation                                    -                -             (2,409)
          Gain on sale of investment                                      (2,166)              -                 -
          Loss on sale of assets                                             186            2,924                -
          Write down of property                                              -               560                -
          Write-off of note receivable                                        -                -              2,000
          Write-off of investment securities                                  -                -              2,100
          Stock dividends on investment securities                            -                -                (39)
          Deferred income taxes                                               -            (2,118)           (4,115)
          Changes in operating assets and liabilities,
             net of effect of acquisitions
                Accounts receivable                                          266              714              (572)
                Other current and noncurrent assets                         (367)          (3,206)            1,338
                Accounts payable and other liabilities                    (1,570)            (312)           (2,007)
                                                                          ------            -----            ------

                  Net cash used in operating activities of
                      continuing operations                                  408           (5,737)           (6,553)

    Net cash provided by (used in) operating activities
       of discontinued operations                                             -                93                66
                                                                             ---              ---               ---

                  Net cash provided by (used in)
                         operating activities                                408           (5,644)           (6,487)

                            Greenbriar Corporation

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                            (Amounts in thousands)

                                                                                 Year ended December 31,
                                                                       -----------------------------------------
                                                                        1999             1998              1997
                                                                       ------           ------            ------

Cash flows from investing activities
    Collections of notes receivable                                   $    -           $    -              $ 126
    Purchase of property and equipment                                 (1,764)          (4,843)           (3,970)
    Investing activities of discontinued operations                        -             1,500             2,941
    Proceeds from sale of investments                                   4,331               -                 -
    Proceeds from sale of property                                      1,861               -                 -
                                                                       ------              ---               ---

                   Net cash used in investing activities                4,428           (3,343)             (903)

Cash flows from financing activities
    Proceeds from borrowings                                            2,290           18,539             4,705
    Payments on debt                                                   (2,706)         (23,195)              (17)
    Dividends on preferred stock                                       (1,630)          (1,622)             (320)
    Purchase and retirement of common stock                                -              (471)               -
    Exercise of stock options                                              -                -                318
    Financing activities of discontinued operations                        -                -                 (8)
    Collection of stock subscription receivable                            -            21,737                -
    Other                                                                  -                -                (49)
                                                                          ---              ---              ----

                Net cash provided by financing activities              (2,046)          14,988             4,629
                                                                       ------          -------            ------

                NET INCREASE (DECREASE) IN CASH
                   AND CASH EQUIVALENTS                                 2,790            6,001            (2,761)

Cash and cash equivalents at beginning of year                          6,024               23             2,784
                                                                       ------              ---            ------

Cash and cash equivalents at end of year                              $ 8,814          $ 6,024           $    23
                                                                       ======           ======            ======

       The accompanying notes are an integral part of these statements.

                            Greenbriar Corporation

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES

    Nature of Operations

    Greenbriar Corporation's business consists of development and operation of assisted living communities located throughout the United States, which provide housing, hospitality and personal and healthcare services to elderly individuals. At December 31, 1999, the Company had 30 communities in operation in 10 states with a total capacity for 2,390 residents.

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

    Stock Options

    The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

    Lease Rights and Other Intangibles

    Lease rights are amortized by the straight-line method over the lives of the related leases. Goodwill is being amortized by the straight-line method over a period of fifteen years.

    Earnings (Loss) Per Common Share

    Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In 1999, 1998 and 1997, stock options for 1,612,000, 1,000,000 and 587,500, respectively, were excluded from diluted shares outstanding because their effect was anti-dilutive.

                            Greenbriar Corporation

NOTE B - ACQUISITIONS AND DISPOSITIONS

    Acquisitions

    Windsor Group LLC and Affiliates

    In October 1997, the Company acquired all of the assets and liabilities of Windsor Group LLC (Windsor) and all of the common stock of three companies who were affiliates of Windsor. The business of these companies consists of the operation of three assisted living communities in South Carolina. Consideration given was 158,500 shares of the Company's common stock valued at approximately $2,533,000. Assets acquired were valued at approximately $12,100,000 and liabilities assumed were approximately $9,567,000. The operations of Windsor and affiliates have been reflected in the consolidated financial statements of the Company since October 1, 1997.

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

NOTE C - DISCONTINUED OPERATIONS

    In 1996, the Company entered into negotiations to sell its remaining non-assisted living real estate assets. Accordingly, the Company's non-assisted living real estate operations have been reflected as discontinued operations. In 1997, the Company sold one of its real estate assets and recorded a gain of $491,000, less applicable income taxes of $169,000. In 1998, the Company sold one of its real estate assets and recorded a loss of $255,370, less applicable income tax benefits of $86,000.

                            Greenbriar Corporation

NOTE C - DISCONTINUED OPERATIONS - Continued

    The operations of the non-assisted living real estate segment have been presented in the accompanying financial statements as discontinued operations.

     Summarized operating results of these segments are as follows (in thousands):

                                                            Year ended
                                                            December 31,
                                                          ----------------
                                                          1998        1997
                                                          ----        ----
       Revenues                                           $170        $702
                                                           ===         ===

       Earnings (loss) before income taxes                $(34)       $235

       Income tax expense                                   -           82
                                                           ---         ---

             Net earnings (loss)                          $(34)       $153
                                                           ===         ===


NOTE D - CASH FLOW INFORMATION

    Supplemental information on cash flows and noncash investing and financing transactions is as follows (in thousands):

                                                                                  Year ended December 31,
                                                                            ---------------------------------
                                                                             1999         1998         1997
                                                                            ------       ------       ------
     Supplemental cash flow information
        Interest paid                                                       $5,613      $ 6,333      $ 6,981
        Income taxes paid                                                      170           25           23

     Supplemental data on noncash investing and financing activities
           Preferred stock subscribed                                           -            -        22,000
           Purchase of common stock in exchange for
              assumption of liabilities                                         -            -         2,409

           Businesses acquired

               Fair value of assets acquired                                $   -       $    -       $23,200
               Common stock issued                                              -            -       (12,927)
                                                                            ------          ---       -------

                       Liabilities assumed                                  $   -       $    -       $10,273
                                                                            ======          ===       =======

                            Greenbriar Corporation

NOTE E - NOTES RECEIVABLE

    Stock Purchase Notes

                                                                                          December 31,

                                                                                     1999              19978
                                                                                    ------            ------
                                                                                         (In thousands)

       Related party

          Note from James R. Gilley, chief executive officer, principal
              and interest at 5-1/2%, due November 2003                             $2,250            $2,250

       Other                                                                           117               117
                                                                                      ----              ----

                                                                                    $2,367            $2,367
                                                                                     =====             =====

     All stock purchase notes are collateralized by common stock of the Company and are presented in the balance sheet as a deduction from stockholders'equity.

    Mortgage Notes

                                                                                        December 31,

                                                                                     1999              1998
                                                                                    ------            ------
                                                                                         (In thousands)

       Mortgage notes receivable consist of amounts due from a corporation and bear interest at 14% per annum, payable annually.  The notes
          are due in 2021 and are collateralized by a third lien on real property   $6,700            $6,700

                 Less deferred gain                                                  3,083             3,083
                                                                                     -----             -----

                                                                                    $3,617            $3,617
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

     Based on the value of the underlying collateral at December 31, 1999, no impairment reserve is required for this note.

     The maker of the aforementioned note has previously issued Series B Bonds which are collateralized by a second lien on the real property. In March 2000 the Company acquired the outstanding Series B Bonds from a related party for $329,668.

                            Greenbriar Corporation

NOTE F - LEASE RIGHTS AND OTHER INTANGIBLES

    Lease rights and other intangibles consist of the following:

                                                                                December 31,
                                                                            ------------------------
                                                                             1999              1998
                                                                            ------            ------

       Lease rights, net of accumulated amortization of $1,259 and
          $798 in 1999 and 1998                                            $ 4,958           $ 5,419
       Lease buyout options                                                  5,157             5,157
       Goodwill                                                                324               520
                                                                              ----             -----

                                                                           $10,439           $11,096
                                                                            ======            ======

     In December 31, 1998, the Company exchanged its operating lease rights on eight assisted living communities for options to purchase five assisted living communities (the Option Communities) currently being leased and operated by the Company. The purchase price under the options is the lessor's acquisition cost, and the options are exercisable from December 1999 through December 2001.

     The lease agreements on the Option Communities have implicit interest rates of approximately 12%. The Company believes that financing of assisted living communities can be obtained at this time at interest rates substantially less than 12%.

     For financial statement purposes, the capitalized costs related to the eight leases exchanged in 1998 of $5,157,000 were allocated to the Option Communities as Lease Buyout Options. No gain or loss was recorded. Upon exercise of the purchase options, these costs will be amortized over the term of the related debt.

NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values at December 31, 1999 and 1998:

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

                            Greenbriar Corporation


NOTE H - DEBT

     Long-term debt is comprised of the following (in thousands):

                                                                                           December 31,
                                                                                       --------------------
                                                                                        1999          1998
                                                                                       ------        ------
       Notes payable to financial institutions maturing through 2018; fixed and variable interest rates ranging from 7.5% to 11.75%;
          collateralized by property, fixtures, equipment and the
          assignment of rents                                                         $25,681        $32,176

       Notes payable to individuals and companies maturing through 2022;
          variable and fixed interest rates ranging from 7% to 12%;
          collateralized by real property, personal property, fixtures, equipment and the assignment of rents

                                                                                        4,572          4,741

       Note payable to the Redevelopment Agency of the City of Corona,
          California, payable into a sinking fund semi-annually in increasing amounts from $65 to $420 through May 1, 2015; variable interest rate of 5.4% at December 31, 1998; collateralized by personal
          property, land, fixtures and rents                                            7,110          7,310

       Notes payable to financial institution                                                             -

       Mortgage note payable to a financial institution maturing in 2003;
          interest at 8.86%; collateralized by property and equipment                  13,972         14,028

       Other                                                                            2,459          2,177
                                                                                       ------         ------
                                                                                       53,794         60,432
          Less current maturities                                                       3,317          2,278
                                                                                       ------         ------

                                                                                      $50,477        $58,154
                                                                                       ======         ======

    Aggregate annual principal maturities of long-term debt at December 31, 1999 are as follows (in thousands):

          2000                                          $ 3,317
          2001                                            3,663
          2002                                            8,676
          2003                                           14,631
          2004                                              763
          Thereafter                                     22,744
                                                         ------

                                                        $53,794

    Certain of the loan agreements contain various restrictive covenants, which require, among others things, the maintenance of certain financial ratios, as defined.

                            Greenbriar Corporation

NOTE I - FINANCING OBLIGATIONS

     The Company operates two communities that are financed through sale-leaseback obligations. At the end of the tenth year of the fifteen-year leases, the Company has options to repurchase the communities for the greater of the sales prices or their current replacement costs less depreciation plus land at current fair market values. Accordingly, these transactions have been accounted for as financings, and the Company has recorded the proceeds from the sales as financing obligations, classified the lease payments as interest expense and continues to carry the communities on its books and record depreciation. Payments under the lease agreements are $1,167 for each of the year through 2001.

NOTE J - OPERATING LEASES

     The Company leases certain communities under operating leases which expire through the year 2011 and has various equipment operating leases. The leases provide that the Company pay property taxes, insurance, and maintenance.

     Future minimum payments following December 31, 1999 are as follows (in thousands):

          2000                                           $ 5,032
          2001                                             4,345
          2002                                             4,320
          2003                                             3,766
          2004                                             3,278
          Thereafter                                      18,863
                                                          ------
                                                         $39,604

     Lease expense in 1999 and 1998 was $5,196,893 and $9,551,525, respectively. Certain leases contain rent escalation clauses which are based upon future events or changes in indices.

                            Greenbriar Corporation

NOTE K - INCOME TAXES

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $31,000,000 which expire between 2002 and 2019. However, approximately $8,300,000 of these net operating loss carryforwards have limitations that restrict utilization to approximately $1,600,000 for any one year.

     The following is a summary of the components of income tax expense (benefit) from continuing operations (in thousands):

                                                     Year ended December 31,
                                            --------------------------------
                                             1999          1998          1997
                                            ------        ------        ------

          Current                             $ -          $ 222        $   -
          Deferred                              -         (2,118)       (4,115)
                                               ---        ------        ------

                                              $ -        $(1,896)      $(4,115)
                                               ===        ======        ======

     Deferred tax assets and liabilities were comprised of the following (in thousands):

                                                              December 31,
                                                          --------------------
                                                           1999          1998
                                                          ------        ------

       Deferred tax assets:
          Net operating loss carryforwards               $10,450     $10,473
          Note receivable                                  1,462       1,462
          Alternative minimum tax credit carryforwards       235         235
          Charitable contribution carryforwards              438         438
          Accounts receivable                                 85         240
          Accrued expenses                                   426         685
          Financing obligations                            1,802       1,802
          Other                                              754         211
                                                            ----        ----

          Total deferred tax assets                       15,652      15,546

       Deferred tax liabilities - property and equipment  (9,806)     (9,276)
       Valuation allowance                                (1,096)     (1,520)
                                                         -------      ------

                 Net deferred tax asset                  $ 4,750     $ 4,750
                                                          ======      ======

     In 1999, the Company determined that its net operating loss carryforwards should be approximately $1,200,000 less than the amount reported at December 31, 1998, primarily as a result of an Internal Revenue Service examination. The amount of the related deferred tax asset has been accordingly reduced by $424,000 at December 31, 1999. A corresponding reduction was made in the valuation allowance.

                            Greenbriar Corporation

NOTE K - INCOME TAXES - Continued

     Following is a reconciliation of income tax expense from continuing operations with the amount of tax computed at the federal statutory rate of 34% (in thousands):


                                                                  Year ended December 31,
                                                              -----------------------------
                                                               1999        1998        1997
                                                              ------      ------      ------

       Tax expense (benefit) at the statutory rate            $ 27       $(3,605)    $(3,501)
       Change in deferred tax asset valuation allowance         -          1,520        (418)
       Other                                                   (27)          189        (196)
                                                               ---          ----       -----

       Tax benefit                                            $ -        $(1,896)    $(4,115)
                                                               ===        ======      ======

     Changes in the deferred tax valuation allowance result from assessments made by the Company each year of its expected future taxable income available to absorb its carryforwards. In the third quarter of 1998, management determined that the Company's operating results were less than what was initially expected in its profitability model. Accordingly, the Company began providing a valuation allowance for the deferred tax benefits resulting from losses occurring after that date. The Company believes that it is more likely than not that the net deferred tax asset at December 31, 1999 of $4,750,000 will be recovered from future operations. However, this evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

NOTE L - STOCKHOLDERS' EQUITY

    Preferred Stock

     Preferred stock consists of the following (amounts in thousands, except per share amounts):

                                                                                                    Year ended
                                                                                                    December 31,
                                                                                                 ------------------
                                                                                                 1999          1998
                                                                                                 ----          ----
      Series B cumulative convertible preferred stock, $.10 par value; liquidation
         value of $100; authorized, 100 shares; issued and outstanding, 1 share                  $  1          $  1

      Series D cumulative convertible preferred stock, $.10 par value; liquidation
         value of $3,375; authorized, issued and outstanding, 675 shares                           68            68

      Series F voting cumulative convertible preferred stock, $.10 par value; liquidation
      value of $14,000; authorized, issued and outstanding, 1,400 shares                          140           140

      Series G cumulative convertible preferred stock, $.10 par value; liquidation
         value of $8,000; authorized, issued and outstanding, 800 shares                           80            80
                                                                                                  ---           ---

                                                                                                 $289          $289
                                                                                                  ===           ===

                            Greenbriar Corporation

NOTE L - STOCKHOLDERS' EQUITY - Continued

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

     The 14% guaranteed return is accreted by a charge to accumulated deficit. The amount of the Cash Payment that would be required assuming conversion at each balance sheet date is transferred from stockholders' equity to Preferred Stock Redemption Obligation. At December 31, 1999, a Cash Payment of $27,763,000 would have been due assuming conversion took place.

     At December 31, 1999 and since the date of issuance of the Series F and G preferred stock, the Company was not in compliance with one of the financial ratio covenants of the stock purchase agreement. The Company believes this situation stems from a computational mistake that was made at the time this particular ratio test was originally determined. The Company has brought this mistake to the attention of representatives of the preferred shareholder and anticipates that the ratio will be modified to reflect the original intentions of the parties. The representatives have not indicated to the Company that they consider that a default has occurred, However, an event of default (1) permits the holder to elect a number of persons to the board of directors that will constitute 70% of the board, (2) gives the holder, upon giving the Company written notice of an event of default, the right (Put Right) to require the Company to repurchase, "out of funds legally available therefor," any or all of the preferred stock for an amount equal to the liquidation value ($22,000,000 in the aggregate) plus accumulated but unpaid dividends, plus a premium of 20%, and (3) entitles the holder to additional dividends of $1.20 per share (an aggregate of $660,000 per quarter). Any additional dividends paid pursuant to this provision would reduce the amount of the Cash Payment resulting from the aforementioned 14% guaranteed return.

                            Greenbriar Corporation

NOTE L - STOCKHOLDERS' EQUITY - Continued

     In January and February 2000, the Company made payments totaling $3,500,000 to redeem a portion of the Series G preferred stock. In conjunction with the payments, the Company entered into an agreement whereby (1) it will redeem additional shares from the proceeds generated from the sale of assets or from refinancings and (2) it would limit capital expenditures until all the shares have been redeemed.

     Stock Options

     In 1992, the Company established a long-term incentive plan (the 1993
     Plan) for the benefit of certain key employees. Under the 1993 Plan, up to 217,500 shares of the Company's common stock are reserved for issuance. Options granted to employees under the 1993 Plan become exercisable over a period as determined by the Company and may be exercised up to a maximum of 10 years from date of grant. In 1997, the Company adopted the 1997 Stock Option Plan, under which up to 500,000 shares of the Company's common stock are reserve for issuance.

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

     Reported and pro forma net loss and net loss per share amounts are set forth below (in thousands, except per share data):

                                                                                    1999       1998       1997
                                                                                   ------     ------     ------
         Net loss allocable to common stockholders (amounts in thousands)
              As reported                                                         $(4,638)  $(13,509)   $(6,041)
              Pro forma                                                           $(5,287)  $(13,937)   $(8,696)

         Net loss per share
              As reported                                                           $(.62)    $(1.86)    $ (.92)
              Pro forma                                                             $(.78)    $(1.92)    $(1.32)

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 83 percent for 1999, 100 percent for 1998 and 37 percent for 1997, risk-free interest rates of
     6.1 percent for 1999, 5.5 percent for 1998 and 5.9 percent for 1997; no dividend yield; and weighted average expected lives of 7.3 years.

                            Greenbriar Corporation

NOTE L - STOCKHOLDERS' EQUITY - Continued

     Information with respect to options outstanding at December 31, 1999, and changes for 1997 - 1999 is as follows:

                                                         1997
                                                --------------------------
                                                                  Weighted
                                                                  average
                                                                 exercise
                                                 Shares             price
                                                 -------           -------
       Outstanding at beginning of year          587,500            $12.20
          Granted                                440,000             17.52
          Exercised                              (27,500)            11.59
                                                --------             -----

       Outstanding at end of year              1,000,000            $14.20
                                               =========             =====

       Options exercisable at

          December 31, 1997                      992,000            $14.23
                                                ========             =====

     Weighted average fair value per share of options granted during 1997 was $9.14.

                                                           1998
                                               ---------------------------
                                                                  Weighted
                                                                  average
                                                                 exercise
                                                 Shares             price
                                               ---------         ---------
       Outstanding at beginning of year        1,000,000            $14.23
          Granted                                216,000              2.96
          Exercised                                   -                 -
                                                     ---               ---

       Outstanding at end of year              1,216,000            $12.36
                                               =========             =====

       Options exercisable at

          December 31, 1998                    1,199,333            $12.29
                                               =========             =====

     Weighted average fair value per share of options granted during 1998 was $2.14.

                            Greenbriar Corporation

NOTE L - STOCKHOLDERS' EQUITY - Continued

                                                          1999
                                               ---------------------------
                                                                 Weighted
                                                                  average
                                                                 exercise
                                                  Shares            price
                                                 --------          -------
       Outstanding at beginning of year         1,216,000           $12.29
          Granted                               1,061,800             1.37
          Cancelled                                (5,500)           20.19
                                                  -------            -----

       Outstanding at end of year               2,272,300           $ 7.21
                                                =========            =====

       Options exercisable at
          December 31, 1999                     1,834,933           $ 8.46
                                                =========            =====

     Weighted average fair value per share of options granted during 1999 was $1.37.

     Additional information about stock options outstanding at December 31, 1999 is summarized as follows:

                                                     Options outstanding
                                    --------------------------------------------------------
                                                     Weighted average
                                        Number           remaining         Weighted average
       Range of exercise prices     outstanding      contractual life       exercise price
       ------------------------     -----------     ------------------     ----------------

       $.50 to $.75                     660,000              8.4                 .69
       $2.00 to $3.00                   601,800              6.3                2.50
       $10.00 to $14.00                 558,000              4.5               11.58
       $15.00 to $21.00                 452,500              7.5               17.58
                                       --------

                                      2,272,300
                                      =========

                                                 Options exercisable
                                        ----------   ----------------
                                         Number      Weighted average
       Range of exercise prices        exercisable    exercise price
       ------------------------        -----------   ----------------

       $50 to $.75                         460,000           .69
       $2.00 to $3.00                      373,933          2.50
       $10.00 to $14.00                    552,000         11.58
       $15.00 to $21.00                    449,000         17.56
                                          --------

                                         1,834,933
                                         ---------

                            Greenbriar Corporation


NOTE M - OTHER INCOME (EXPENSE)

     Other income (expenses) consists of the following: (amounts in thousands)

                                                                 Year ended December 31,
                                                       ---------------------------------
                                                         1999             1998              1997
                                                        ------           ------            ------

       Gain on sale of securities                       $2,166           $   -               $ -
       Loss on sale of property                           (186)          (2,924)               -
       Write-off of note receivable                         -                -             (2,000)
       Write-off of investment securities                   -                -             (2,100)
       Gain on settlement of litigation                     -                -              2,409
       Prepayment penalty on mortgage note payable          -                -             (1,300)
       Write down of property                               -              (560)               -
       Other                                               198              (85)               (5)
                                                          ----             ----               ---

                                                        $2,178          $(3,569)          $(2,996)
                                                         =====           ======            ======

     In December 1997, management determined that it was in the best interests of the Company to exchange a note receivable of $2,000,000 for certain of the borrower's trade receivables. Due to the uncertainty as to the value of the trade receivables the Company has fully written off the note and has placed no value on the trade receivables. Further, the Company has preferred stock of the borrower which was carried at $2,100,000. Due to deteriorating financial condition of the borrower the Company has fully written off its investment.

     When the Company acquired Wedgwood Retirement Inns, Inc. in March of 1996, certain representations were made by the seller. Subsequent to the acquisition two lawsuits were filed against the Company and the seller. In October 1997, the Company and the seller entered into an agreement whereby the Company would indemnify the seller for any damages resulting from the lawsuits and agreed to assume responsibility for all legal fees associated with the lawsuits. In return, the seller agreed to give the Company 125,000 shares of its common stock. Subsequent to the agreement, both the defendants were awarded a summary judgment and a directed verdict, including legal fees, by the respective courts. The Company has recorded a gain on the transaction of the fair market value of the stock, net of legal fees.

     In October 1997, the Company agreed to an early payoff on a loan on three of its communities. The loan, which was refinanced at a lower rate of interest, had a prepayment penalty of $1,300,000.

     In 1998, management decided to reduce the percentage of residents in the Company's communities who were dependent on direct assistance from government agencies for payment of their fees, and to dispose of certain communities that were not profitable. As a result, the Company (1) sold two communities located in North Carolina and Florida to third parties for consideration of $6,175,000, (2) assigned the leases on eleven communities located in North Carolina and Texas to third parties for no consideration, (3) terminated the leases on two properties located in North Carolina, and (4) subleased one property located in Oregon to a third party. The aforementioned sales and disposals resulted in an aggregate loss of $2,924,000.

     In November of 1999 the Company sold investments in preferred stock which resulted in a gain of $2,166,000.

                            Greenbriar Corporation

NOTE N - CONTINGENCIES

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

     During the fourth quarter of 1997, the Company wrote off a note receivable and an investment in securities in the aggregate amount of $4,100,000. See Note M.