Form 10-Q
period 2000-03-31
GREENBRIAR CORP
filed 2000-05-15
CIK 105744

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2000

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

                                 YES [X] NO [ ]

At May 12, 2000, the issuer had outstanding approximately 7,011,000 shares of par value $.01 Common Stock.

                             GREENBRIAR CORPORATION
                     Index to Quarterly Report on Form 10-Q
                           Period ended March 31, 2000

Part I: Financial Information................................................3

   Item 1: Financial Statements..............................................3
     Consolidated Balance Sheets.............................................3
     Consolidated Statements Of Operations...................................5
     Consolidated Statements Of Cash Flow....................................6
     Notes To Consolidated Financial Statements..............................7
   Item 2:   Management's Discussion And Analysis Of Financial Condition
        And Results Of Operations...........................................10
     Three month period ended March 31, 2000 compared to three month period ended March 31, 1999................................................11
     Effect of Inflation....................................................13
     Forward Looking Statements.............................................13

Part II: Other Information..................................................15

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                             GREENBRIAR CORPORATION
                                           Consolidated Balance Sheets
                                             (Amounts in thousands)

                                                                         March 31,                  December 31,
                                                                           2000                         1999
                                                                         (Unaudited)
ASSETS

Current Assets
         Cash And Cash Equivalents                                     $       3,324               $       8,814
         Accounts Receivable-Trade                                               303                         182
         Other Current Assets                                                  1,520                         848
                                                                        ------------               -------------

                  Total Current Assets                                         5,147                       9,844

Deferred Income Tax Benefit                                                    4,750                       4,750

Mortgage Note Receivable, Net Of

         Deferred Gain Of $3,083                                               3,617                       3,617

Property And Equipment, At Cost
         Land And Improvements                                                10,361                      11,179
         Buildings And Improvements                                           77,142                      76,848
         Equipment And Furnishings                                             6,696                       6,586
                                                                       -------------               -------------

                                                                              94,199                      94,613

                  Less Accumulated Depreciation                               10,644                       9,888
                                                                       -------------               -------------

                                                                              83,555                      84,725

Deposits                                                                       3,962                       3,907

Goodwill And Other Intangibles                                                10,437                      10,439

Other Assets                                                                   2,089                       2,626
                                                                       -------------               -------------

                                                                       $     113,557               $     119,908
                                                                       =============               =============

                                              GREENBRIAR CORPORATION
                                      Consolidated Balance Sheets - Continued
                                              (Amounts in thousands)

                                                                            March 31,               December 31,
                                                                              2000                     1999
                                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Current Maturities Of Long-Term Debt                             $       2,587            $       3,317
         Accounts Payable - Trade                                                   460                    2,072
         Accrued Expenses                                                         1,274                    1,345
         Other Current Liabilities                                                  912                      678
                                                                          -------------            -------------

                  Total Current Liabilities                                       5,233                    7,412

Long-Term Debt                                                                   50,408                   50,477

Financing Obligations                                                            10,815                   10,815

Other Long Term Liabilities                                                         836                      721
                                                                          -------------            -------------

                  Total Liabilities                                              67,292                   69,425

Preferred Stock Redemption Obligation                                            23,504                   27,763


Stockholders' Equity

         Preferred Stock                                                            262                      289

         Common Stock $.01 Par Value; Authorized, 20,000
                  Shares; Issued And Outstanding, 7,514 Shares                       76                       76

         Additional Paid-In Capital                                              62,982                   61,520
         Accumulated Deficit                                                    (38,192)                 (36,798)
                                                                          -------------            -------------

                                                                                 25,128                   25,087
         Less Stock Purchase Notes Receivable
                  (Including $2,250 From Related Parties)                        (2,367)                  (2,367)
                                                                          -------------            -------------

                                                                                 22,761                   22,720
                                                                          -------------            -------------

                                                                          $     113,557            $     119,908
                                                                          =============            =============

                                             GREENBRIAR CORPORATION
                                      Consolidated Statements Of Operations
                                  (Amounts in thousands, except per share data)


                                                    For The Three Month
                                                        Period Ended

                                                         March 31,
                                                    2000              1999
                                                 ----------        ----------
                                                          (Unaudited)

Revenue
         Assisted living operations              $   10,522        $   10,159
                                                 ----------        ----------

                                                     10,522            10,159
Operating Expenses
         Assisted living community
                  operations                     $    6,256        $    6,094
         Lease expense                                1,288             1,285
         Depreciation and amortization                  979             1,014
         Corporate general and
                  administrative                      1,112             1,095
                                                 ----------        ----------

                                                      9,635             9,488
                                                 ----------        ----------

                  Operating income                      887               671

Other income (expense)
         Interest and dividend income            $      115        $      158
         Interest expense                            (1,391)           (1,439)
          Gain on the sale of assets                                     -
         Other                                          (68)              145
                                                 ----------        ----------

                                                     (1,236)           (1,136)
                                                 ----------        ----------

Loss before income taxes                               (349)             (465)

Income tax benefit                                     -                 -
                                                 ----------        ----------

         Net loss                                      (349)             (465)

Preferred stock dividend
         requirement                                 (1,047)           (1,169)

Loss allocable to common
         stockholders                                (1,396)           (1,634)
                                                 ==========        ==========

Net loss per common share -
         basic and diluted                       $    (0.19)        $   (0.22)

Weighted average number
          of common and equivalent
          shares outstanding                          7,514             7,275

                                            GREENBRIAR CORPORATION
                                     Consolidated Statements Of Cash Flow
                                            (Amounts in thousands)

                                                                                   For the three month
                                                                                  Period Ended March 31,
                                                                                2000               1999
                                                                             -----------         ----------
                                                                             (Unaudited)         (Unaudited)
Cash flows from operating activities
         Net loss                                                            $     (349)         $     (465)
         Adjustments to reconcile net loss to net
            cash used in operating activities
              Depreciation and amortization                                         979               1,014
              Gain on sale of assets                                               (108)                  -

              Changes in operating assets and liabilities
                 Accounts receivable                                               (122)               (284)
                 Other current and noncurrent assets                               (413)                310
                 Accounts payable and other liabilities                          (1,332)               (678)
                                                                             -----------         ----------

              Net cash used in operating activities                              (1,345)               (103)
                                                                             -----------         ----------

Cash flows used in investing activities
         Proceeds from sale of property                                             341                   -
         Purchase of property and equipment                                        (416)               (428)
                                                                             -----------         ----------

                  Net cash used in investing
                       activities                                                   (75)               (428)

Cash flows from financing activities
         Proceeds from borrowings                                                     -                  76
         Payments on debt                                                          (199)               (409)
         Dividends on preferred stock                                              (371)               (405)
         Redemption of preferred stock
         Distributions to minority partners                                           -                (111)
                                                                             -----------         ----------

                  Net cash used in financing
                       activities                                                (4,070)               (849)
                                                                             -----------         ----------

              NET DECREASE IN CASH AND                                           (5,490)             (1,380)
                       CASH EQUIVALENTS

         Cash and cash equivalents at beginning of period                         8,814               6,024
                                                                             -----------         ----------

         Cash and cash equivalents at end of period                          $    3,324          $    4,644
                                                                             ===========         ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE UNAUDITED THREE MONTHS ENDED MARCH 31, 2000 AND 1999

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

Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

NOTE B: LONG-TERM OBLIGATIONS

Long-term debt is comprised of the following (in thousands):

                                                                                 March 31,           December 31,
                                                                                   2000                 1999
                                                                               ------------          ------------

Notes payable to financial institutions maturing through 2018;
     fixed and variable interest rates ranging from 7.5% to
     11.75%; collateralized by property, fixtures, equipment
     and the assignment of rents                                               $     25,527          $     25,681

Notes payable to individuals and companies
     maturing through 2022; variable and fixed interest
     rates ranging from 7% to 12% collateralized by real
     property, personal property, fixtures, equipment and
     the assignment of rent                                                           4,510                 4,572

Note payable to the Redevelopment Agency of the City of Corona,
     California, payable into a sinking fund semi-annually in
     increasing amounts from $65 to $420 through May 1, 2015;
     variable interest rate of 4.85% at March 31, 2000;
     collateralized by personal property, land, fixtures
     and rent                                                                         7,110                 7,110

Mortgage note payable to a financial institution maturing in 2003;
     bearing interest at 8.06%; collateralized by property
     and equipment                                                                   13,972                13,972

Other                                                                                 1,876                 2,459
                                                                               ------------          ------------
                                                                                     52,995                53,794

     Less: current maturities                                                         2,587                 3,317
                                                                               ------------          ------------
                                                                               $     50,408          $     50,477

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

NOTE C: PREFERRED STOCK

The following summarizes the various classes of preferred stock at December 31, 1999, and March 31, 2000. (amounts in thousands except per share data):


   Series B cumulative convertible preferred stock, $.10 par value;
        liquidation value of $100; authorized, 100 shares; issued
        and outstanding, 1 share                                        $     1

   Series D cumulative convertible preferred stock, $.10 par value;
        liquidation value of $3,375; authorized, issued and
        outstanding 675 shares                                                68

   Series F voting cumulative convertible preferred stock, $.10 par value; liquidation value of $14,000; authorized, issued
        and outstanding, 1,400 shares                                        140

   Series G cumulative convertible preferred stock, $.10 par value;
        liquidation value of $8,000; authorized, issued and
        outstanding, 530 shares                                               53
                                                                         -------
                                                                         $   262
                                                                         =======

The Series B preferred stock has a liquidation value of $100 per share and is convertible into common stock over a ten-year period at prices escalating from $25.00 per share in 1993 to $55.55 per share by 2001. Dividends, at a rate of 6%, are payable in cash or preferred shares at the option of the Company.

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

The Series F and Series G preferred shares were sold to one investor in December 1997, for $22,000,000, less selling and offering costs of $716,000. In connection with the sale, the Company entered into an agreement which provides that, on the date of conversion, if the value of the Company's common stock has not increased at an annual rate of at least 14% during the period the preferred shares are outstanding, the Company is required to make a Cash Payment to the preferred stockholders equal to the market price deficiency on the shares received upon conversion.

See Item 2, Liquidity and Capital Resources for additional information regarding Series F and G preferred shareholders.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During 1994 the Company began a series of steps to focus its business on the development, management and ownership of assisted living communities. The Company's historical businesses during the past five years have included ownership and operation of skilled nursing and retirement centers, real estate investments and manufacture and leasing of electric convenience vehicles and wheelchairs. The nursing and retirement centers and convenience vehicle businesses have been sold and the real estate investments are being liquidated. The Company began to develop its assisted living business in 1994, began construction of its first assisted living community in July 1995, and opened that community to residents on May 30, 1996. In order to increase the Company's presence in the assisted living industry, create geographic diversity and obtain experienced personnel the Company acquired Wedgwood Retirement Inns, Inc. (Wedgwood) in March 1996, American Care Communities, Inc. (American Care) in December 1996, Windsor Group LLC (Windsor) in October 1997 and Villa Residential Care Homes, Inc. (Villa) in December 1997. At December 31, 1997 the Company operated 55 communities that were owned, leased or managed for third parties.

During the third quarter of 1998 the Company made several strategic decisions as to its future direction. It was decided that the Company redirect itself with the following objectives:

o Terminate existing management contracts under which the Company managed communities for a fee. As of January 1, 1998 the company had two such contracts.

o Reduce the percentage of residents in the Company's communities who were dependent on direct assistance from governmental agencies for payment of their fees. As of January 1, 1998 approximately 50% of the residents at the Company's communities received government assistance.

o Move toward direct ownership of the communities operated by the Company as opposed to long-term lease arrangements. As of January 1, 1998 approximately 50% of the Company's communities were operated under long-term lease arrangements.

o Divestiture of communities with limited future profit potential or geographic locations that were isolated from other Company operations.

As of March 31, 2000 the Company had terminated its management contracts to manage for others and reduced to 29 the number of communities that it operated. In 1999 the Company disposed of two communities. In the first quarter of 2000 the Company did not renew a lease on a third community. The Company owns or has current options to purchase all but five of its communities. The percentage of residents who are private pay is approximately 90%.

THREE-MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 1999.

REVENUES AND OPERATING EXPENSES FROM ASSISTED LIVING OPERATIONS

Revenues were $10,522,000 for the three months ended March 31, 2000 as compared to $10,159,000 for the three months ended March 31, 1999. Community operating expenses, which consist of assisted living community expenses, lease expense and depreciation and amortization, were $8,523,000 for the three months ended March 31, 2000 as compared to $8,393,000 for the three months ended March 31, 1999. While the Company has three less communities in the first quarter of 2000 than it did the same period of 1999, the revenue and operating expenses have remained consistent due to an increase in both census and average rental rates at the remaining twenty-nine communities.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,112,000 for the three months ended March 31, 2000 compared to $1,095,000 for the three months ended March 31, 1999.

INTEREST AND DIVIDEND INCOME

Interest and dividend income for the three months ended March 31, 2000 was $115,000 compared to $158,000 for the comparable period in 1999. In the fourth quarter of 1999 the Company disposed of a preferred stock investment in another company that generated quarterly dividends in 1999. The decrease in interest and dividend income in 2000 is due to the absence of the dividend income from the preferred stock investment and less cash available for investment purposes.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2000 was $1,391,000 compared to $1,439,000 for the comparable period in 1999. The decrease in interest expense is reflective of the sale of two owned communities in 1999.

GAIN ON THE SALE OF ASSETS

The gain on the sale of assets for the three months ended March 31, 2000 was $108,000. The 2000 gain is attributable to the sale of undeveloped land that did not fit into the Company's strategic plans.

OTHER INCOME (EXPENSE)

Other income (expense) for the three months ended March 31, 2000, was ($68,000) compared to $145,000 for the same period in 1999. The expense for the three months ended March 31, 2000 is attributable to a minority interest. The income for the three months ended March 31, 1999 is a result of a favorable settlement with a former employee regarding an employment agreement that was accrued for in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had a working capital deficit of $86,000.

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

The 14% guaranteed return is being accreted by a charge to accumulated deficit. The amount of the Cash Payment that would be required assuming conversion at each balance sheet date will be transferred from stockholders equity to temporary equity. At March 31, 2000, a Cash Payment of $23,504,000 would have been due assuming conversion took place.

In 2000 the Company made payments totaling $4,000,000 to redeem a portion of the preferred stock.

In conjunction with the $4,000,000 payment noted above, Greenbriar and the preferred stockholders have an agreement whereby Greenbriar would redeem the Series F & G preferred stock from proceeds generated from the sale or refinancing of certain assets. The original agreement provides the Series F & G preferred stockholders the option to convert beginning January 2000. Management of Greenbriar believes that the preferred stockholders have no plans to exercise their early conversion rights; however there can be no assurance that such an event will not occur.

The Company is proceeding with a plan to refinance its existing portfolio of communities. At current interest rates and property values the Company believes it can refinance its existing communities and, if necessary, also sell certain Communities and obtain sufficient cash to meet the potential Cash Payment. In addition the Company will seek out additional third party financing. While the Company believes it will be able to meet any potential Cash Payment requirement there can be no assurance that the Company's plan will be successful.

At March 31, 2000 and since the date of issuance of the Series F and G preferred stock, the Company was not in compliance with one of the financial ratio covenants of the stock purchase agreement. The Company believes this situation stems from a computational mistake that was made at the time this particular ratio test was originally determined.

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

FORWARD LOOKING STATEMENTS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this press release that are not historical or current facts deal with potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from Greenbriar Corporation's actual future experience involving any one or more of such matters and subject areas relating to interest rate fluctuations, ability to obtain adequate debt and equity financing, demand, pricing, competition, construction, licensing, permitting, construction delays on new developments contractual and licensure, and other delays on the disposition, transition, or restructuring of currently or previously owned, leased or managed communities in the Company's portfolio, and the ability of the Company to continue managing its costs and cash flow while maintaining high occupancy rates and market rate assisted living charges in its assisted living communities. Greenbriar Corporation has attempted to identify, in context, certain of the factors that they currently believe may cause actual future experience and results to differ from Greenbriar Corporation's current expectations regarding the relevant matter of subject area. These and other risks and uncertainties are detailed in the Company's reports filed with the Securities and Exchange Commission (SEC), including Greenbriar Corporation's Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

                           PART II: OTHER INFORMATION

ITEMS 1-4:    ARE NOT APPLICABLE.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                              Greenbriar Corporation



Date: May 12, 2000                       By:  /s/ Gene S. Bertcher
                                              -------------------------
                                              Executive Vice President
                                              Chief Financial Officer