Form 10-Q
period 2000-06-30
GREENBRIAR CORP
filed 2000-08-14
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2000

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

                                 YES [X] NO [ ]

At August 11, 2000, the issuer had outstanding approximately 7,011,000 shares of par value $.01 Common Stock.

                             GREENBRIAR CORPORATION
                     Index to Quarterly Report on Form 10-Q
                           Period ended June 30, 2000


PART I: FINANCIAL INFORMATION.................................................3

   Item 1: Financial Statements...............................................3
     Consolidated Balance Sheets..............................................3
     Consolidated Statements of Operations....................................5
     Consolidated Statements of Cash Flow.....................................6
     Notes to Consolidated Financial Statements...............................7
   Item 2:   Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................11
     Three and Six Month Periods Ended June 30, 2000 Compared to
                Three and Six Month Periods Ended June 30, 1999..............12
     Effect of Inflation.....................................................15
     Forward Looking Statements..............................................15

PART II: OTHER INFORMATION...................................................16

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                             GREENBRIAR CORPORATION
                           Consolidated Balance Sheets

                             (AMOUNTS IN THOUSANDS)

                                                            June 30,    December 31,
ASSETS                                                        2000          1999
                                                           -----------  ------------
                                                           (Unaudited)

Current Assets
         Cash And Cash Equivalents                         $  2,387     $  8,814
         Accounts Receivable-Trade                              531          182
         Other Current Assets                                 1,421          848
                                                           --------     --------
                  Total Current Assets                        4,339        9,844

Deferred Income Tax Benefit                                   4,750        4,750

Mortgage Note Receivable, Net Of
         Deferred Gain Of $3,083                                 --        3,617

Property And Equipment, At Cost
         Land And Improvements                                9,943       11,179
         Buildings And Improvements                          75,526       76,848
         Equipment And Furnishings                            6,677        6,586
                                                           --------     --------
                                                             92,146       94,613

                  Less Accumulated Depreciation              10,950        9,888
                                                           --------     --------

                                                             81,196       84,725

Deposits                                                      4,106        3,907

Goodwill And Other Intangibles                                9,299       10,439

Other Assets                                                  1,134        2,626
                                                           --------     --------

                                                           $104,824     $119,908
                                                           ========     ========

                             GREENBRIAR CORPORATION
                     Consolidated Balance Sheets - Continued
                             (AMOUNTS IN THOUSANDS)

                                                                   June 30,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                2000          1999
                                                                 -----------  ------------
                                                                 (Unaudited)

Current Liabilities
         Current Maturities Of Long-Term Debt                    $   2,548    $   3,317
         Accounts Payable - Trade                                      216        2,072
         Accrued Expenses                                            1,638        1,345
         Other Current Liabilities                                     992          678
                                                                 ---------    ---------

                  Total Current Liabilities                          5,394        7,412

Long-Term Debt                                                      50,196       50,477

Financing Obligations                                               10,815       10,815

Other Long Term Liabilities                                          1,009          721
                                                                 ---------    ---------

                  Total Liabilities                                 67,414       69,425

Preferred Stock Redemption Obligation                               24,791       27,763


Stockholders' Equity
         Preferred Stock                                               257          289

         Common Stock $.01 Par Value; Authorized, 20,000
                  Shares; Issued And Outstanding, 7,514 Shares          76           76

         Additional Paid-In Capital                                 61,863       61,520
         Accumulated Deficit                                       (47,210)     (36,798)
                                                                 ---------    ---------

                                                                    14,986       25,087
         Less Stock Purchase Notes Receivable
                  (Including $2,250 From Related Parties)           (2,367)      (2,367)
                                                                 ---------    ---------

                                                                    12,619       22,720
                                                                 ---------    ---------

                                                                 $ 104,824    $ 119,908
                                                                 =========    =========

                            GREENBRIAR CORPORATION
                      Consolidated Statements Of Operations
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      For The Three Month      For The Six Month
                                                         Period Ended            Period Ended
                                                           June 30,                June 30,
                                                    ---------------------   ---------------------
                                                       2000       1999         2000       1999
                                                    ---------- ----------   ---------  ----------
                                                         (Unaudited)             (Unaudited)

Revenue
         Assisted living operations                 $ 10,319    $ 10,292    $ 20,841    $ 20,451
                                                    --------    --------    --------    --------

                                                      10,319      10,292      20,841      20,451
Operating Expenses
         Assisted living community
                  operations                        $  6,141    $  6,201    $ 12,397    $ 12,295
         Lease expense                                 1,254       1,295       2,542       2,580
         Depreciation and amortization                   964       1,012       1,943       2,026
         Corporate general and
                  administrative                       1,065       1,163       2,177       2,258
         Write-off of impaired assets
                  and related expenses                 7,461          --       7,461          --
                                                    --------    --------    --------    --------

                                                      16,885       9,671      26,520      19,159
                                                    --------    --------    --------    --------

                  Operating income (loss)             (6,566)        621      (5,679)      1,292

Other income (expense)
         Interest and dividend income               $    101    $    155    $    216    $    313
         Interest expense                             (1,419)     (1,428)     (2,810)     (2,867)
          Gain (loss) on the sale of assets              (34)         --          74          --
         Other                                           (72)         76        (140)        221
                                                    --------    --------    --------    --------

                                                      (1,424)     (1,197)     (2,660)     (2,333)
                                                    --------    --------    --------    --------

Loss before income taxes                              (7,990)       (576)     (8,339)     (1,041)

Income tax benefit                                        --          --          --          --
                                                    --------    --------    --------    --------

         Net loss                                     (7,990)       (576)     (8,339)     (1,041)

Preferred stock dividend
         requirement                                  (1,028)     (1,177)     (2,075)     (2,346)

Loss allocable to common
         stockholders                                 (9,018)     (1,753)    (10,414)     (3,387)
                                                    ========    ========    ========    ========

Net loss per common share -
         basic and diluted                          $  (1.20)   $  (0.24)   $  (1.39)   $   (.46)

Weighted average number
          of common and equivalent
          shares outstanding                           7,514       7,275       7,514       7,275

                                            GREENBRIAR CORPORATION
                                     Consolidated Statements Of Cash Flow
                                            (Amounts in thousands)

                                                                   For the six month
                                                                 Period Ended June 30,
                                                                    2000       1999
                                                                ----------- -----------
                                                                (Unaudited) (Unaudited)

Cash flows from operating activities
         Net loss                                                 $(8,339)   $(1,041)
         Adjustments to reconcile net loss to net
            cash used in operating activities
              Depreciation and amortization                         1,943      2,026
              Gain on sale of assets                                  (74)        --
              Write-off of impaired assets and related expenses     7,461         --

              Changes in operating assets and liabilities
                 Accounts receivable                                 (350)       (57)
                 Other current and noncurrent assets                 (745)       131
                 Accounts payable and other liabilities              (959)    (1,072)
                                                                  -------    -------

              Net cash used in operating activities                (1,063)       (13)
                                                                  -------    -------

Cash flows used in investing activities
         Proceeds from sale of property                               645      1,010
         Purchase of property and equipment                          (824)      (460)
                                                                  -------    -------

                  Net cash provided by (used in) investing
                           Activities                                (179)       550

Cash flows from financing activities
         Proceeds from borrowings                                      --        160
         Payments on debt                                            (450)    (1,670)
         Dividends on preferred stock                                (735)      (815)
         Redemption of preferred stock                             (4,000)        --
         Distributions to minority partners                            --       (151)
                                                                  -------    -------
                  Net cash used in financing
                           activities                              (5,185)    (2,476)
                                                                  -------    -------

              NET DECREASE IN CASH AND                             (6,427)    (1,939)
                           CASH EQUIVALENTS

         Cash and cash equivalents at beginning of period           8,814      6,024
                                                                  -------    -------

         Cash and cash equivalents at end of period               $ 2,387    $ 4,085
                                                                  =======    =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE UNAUDITED THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

NOTE B: LONG-TERM OBLIGATIONS

Long-term debt is comprised of the following (in thousands):

                                                                                   June 30,  December 31,
                                                                                     2000       1999
                                                                                     ----       ----

Notes payable to financial institutions maturing through 2018; fixed and variable interest rates ranging from 7.5% to 11.75%; collateralized by property, fixtures, equipment and the
     assignment of rents                                                            $25,411   $25,681

Notes payable to individuals and companies maturing through 2022; variable and fixed interest rates ranging from 7% to 12% collateralized by real
     property, personal property, fixtures, equipment and the assignment of rents     4,499     4,572

Note payable to the Redevelopment Agency of the City of Corona, California,
     payable into a sinking fund semi-annually in increasing amounts from $65 to
     $420 through May 1, 2015; variable interest rate of 5.55% at June 30, 2000;
     collateralized by personal property, land, fixtures and rents                    7,005     7,110

Mortgage note payable to a financial institution maturing in 2003; bearing
     interest at 9.59%; collateralized by property and equipment                     13,972    13,972

Other                                                                                 1,857     2,459
                                                                                    -------   -------
                                                                                     52,744    53,794

     Less: current maturities                                                         2,548     3,317
                                                                                    -------   -------
                                                                                    $50,196   $50,477

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

NOTE C: PREFERRED STOCK

The following summarizes the various classes of preferred stock (amounts in thousands except per share data):

                                                                                        June 30,           December 31,
                                                                                          2000                 1999
                                                                                          ----                 ----
   Series B cumulative convertible preferred stock, $.10 par value; liquidation
        value of $100; authorized, 100 shares; issued and outstanding, 1 share          $    1        $        1

   Series D cumulative convertible preferred stock, $.10 par value; liquidation
        value of $3,375; authorized, issued and outstanding, 675 shares                     68                68

   Series F voting cumulative convertible preferred stock, $.10 par value;
        liquidation value of $14,000; authorized, issued and outstanding, 1,400            140               140

   Series G cumulative convertible preferred stock, $.10 par value; liquidation value of $4,800 at June 30, 2000; authorized, issued and outstanding,
        480 shares at June 30, 2000 and 800 shares at December 31, 1999                     48                80
                                                                                    -----------------------------------

                                                                                          $257               $289
                                                                                    ===================================

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

See ITEM 2, LIQUIDITY AND CAPITAL RESOURCES for additional information regarding Series F and G preferred shareholders.

NOTE D: WRITE-OFF OF IMPAIRED ASSETS AND RELATED EXPENSES

At June 30, 2000 the Company recorded a write-off of impaired assets and related expenses of $7,461,000.

In 1992 the Company sold four nursing homes to Southern Care Corporation and a subsidiary of the Company entered into a management agreement to manage the nursing homes. In 1994 Southern Care terminated the management agreement and informed the Company that they believed the notes due to the Company from the sale of the nursing homes in 1992 were invalid. The matter has been in the courts since 1995 and legal issues were resolved in June 2000 when Greenbriar was awarded a judgment of $18,688,000 for the notes, interest, amounts due for the management contract and reimbursement of legal fees. The assets had a recorded value of $4,525,000.

The Company was informed that the financial condition of the four nursing homes had deteriorated, that they failed to make the mortgage payment, and that the first mortgage holder foreclosed on the property in June 2000. The Company is actively pursuing collection of its judgment from Southern Care as well as from its officers, directors and a third party trustee. However, under the circumstances the Company is writing off the entire $4,525,000. (See Legal Proceedings for more information regarding Southern Care Corporation)

The Company has decided to dispose of two assisted living communities, which are not meeting operating performance expectations. These communities have been written down to net realizable value. Also, a third community whose operations have deteriorated has been written down based on management's estimate of future cash flows pursuant to the provisions of Statement of Financial Accounting Standards No. 121. In addition certain receivables associated with these properties have been written off. These write offs substantially account for the remainder of the write-off of impaired assets and related expenses.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During 1994 the Company began a series of steps to focus its business on the development, management and ownership of assisted living communities. The Company's historical businesses during the past five years have included ownership and operation of skilled nursing and retirement centers, real estate investments and manufacture and leasing of electric convenience vehicles and wheelchairs. The nursing and retirement centers and convenience vehicle businesses have been sold and the real estate investments have been liquidated. The Company began to develop its assisted living business in 1994, began construction of its first assisted living community in July 1995, and opened that community to residents on May 30, 1996. In order to increase the Company's presence in the assisted living industry, create geographic diversity and obtain experienced personnel the Company acquired Wedgwood Retirement Inns, Inc. (Wedgwood) in March 1996, American Care Communities, Inc. (American Care) in December 1996, Windsor Group LLC (Windsor) in October 1997 and Villa Residential Care Homes, Inc. (Villa) in December 1997. At December 31, 1997 the Company operated 55 communities that were owned, leased or managed for third parties.

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

As of June 30, 2000 the Company had terminated its management contracts to manage for others and reduced to 29 the number of communities that it operated. In 1999 the Company disposed of two communities. In the first quarter of 2000 the Company did not renew a lease on a third community. The Company owns or has current options to purchase all but five of its communities. The percentage of residents who are private pay is approximately 90%.

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999.

REVENUES AND OPERATING EXPENSES FROM ASSISTED LIVING OPERATIONS

Revenues were $10,319,000 and $20,841,000 for the three and six months ended June 30, 2000 as compared to $10,292,000 and $20,451,000 for the three and six months ended June 30, 1999. Community operating expenses, which consist of assisted living community expenses, lease expense and depreciation and amortization, were $8,359,000 and $16,882,000 for the three and six months ended June 30, 2000 as compared to $8,508,000 and $16,901,000 for the three and six months ended June 30, 1999. While the Company has three less communities in the first six months of 2000 than it did the same period of 1999, the revenue and operating expenses have remained consistent due to an increase in both census and average rental rates at the remaining twenty-nine communities.

WRITE-OFF OF IMPAIRED ASSETS AND RELATED EXPENSES

For the three and six months ended June 30, 2000 the Company recorded a write-off of impaired assets and related expenses of $7,461,000.

In 1992 the Company sold four nursing homes to Southern Care Corporation and a subsidiary of the Company entered into a management agreement to manage the nursing homes. In 1994 Southern Care terminated the management agreement and informed the Company that they believed the notes due to the Company from the sale of the nursing homes in 1992 were invalid. The matter has been in the courts since 1995 and legal issues were resolved in June 2000 when Greenbriar was awarded a judgment of $18,688,000 for the notes, interest, amounts due for the management contract and reimbursement of legal fees. The assets had a recorded value of $4,525,000.

The Company was informed that the financial condition of the four nursing homes had deteriorated, that they failed to make the mortgage payment, and that the first mortgage holder foreclosed on the property in June 2000. The Company is actively pursuing collection of its judgment from Southern Care as well as from its officers, directors and a third party trustee. However, under the circumstances the Company is writing off the entire $4,525,000. (See Legal Proceedings for more information regarding Southern Care Corporation)

The Company has decided to dispose of two assisted living communities, which are not meeting operating performance expectations. These communities have been written down to net realizable value. Also, a third community whose operations have deteriorated has been written down based on management's estimate of future cash flows pursuant to the provisions of Statement of Financial Accounting Standards No. 121. In addition certain receivables associated with these properties have been written off. These write offs substantially account for the remainder of the write-off of impaired assets and related expenses.

INTEREST AND DIVIDEND INCOME

Interest and dividend income for the three and six months ended June 30, 2000 was $101,000 and $216,000 compared to $155,000 and $313,000 for the comparable periods in 1999. In the fourth quarter of 1999 the Company disposed of a preferred stock investment in another company that generated quarterly dividends in 1999. The decrease in interest and dividend income in 2000 is due to the absence of the dividend income from the preferred stock investment and less cash available for investment purposes.

INTEREST EXPENSE

Interest expense for the three and six months ended June 30, 2000 was $1,419,000 and $2,810,000 compared to $1,428,000 and $2,867,000 for the comparable period in 1999. The decrease in interest expense is reflective of the sale of two owned communities in 1999.

GAIN ON THE SALE OF ASSETS

The gain (loss) on the sale of assets for the three and six months ended June 30, 2000 was ($34,000) and $74,000. The loss in the three-month period ended June 30, 2000 is attributable to the sale of undeveloped land that did not fit into the Company's strategic plans. There was also a sale of undeveloped land that did not fit into the Company's strategic plans in the first quarter of 2000 that resulted in a gain of $108,000.

OTHER INCOME (EXPENSE)

Other income (expense) for the three and six months ended June 30, 2000, was ($72,000) and ($140,000) compared to $76,000 and $221,000 for the same periods in 1999. The expense for the three and six months ended June 30, 2000 is attributable to a minority interest. The income for the three and six months ended June 30, 1999 is a result of a favorable settlement with a former employee regarding an employment agreement that was accrued for in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had a working capital deficit of $1,055,000.

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

The 14% guaranteed return is being accreted by a charge to accumulated deficit. The amount of the Cash Payment that would be required assuming conversion at each balance sheet date will be transferred from stockholders equity to temporary equity. At June 30, 2000, a Cash Payment of $24,791,000 would have been due assuming conversion took place.

In 2000 the Company made payments totaling $4,000,000 to redeem a portion of the preferred stock.

In conjunction with the $4,000,000 payment noted above, Greenbriar and the preferred stockholders have an agreement whereby Greenbriar would redeem the Series F and G preferred stock from proceeds generated from the sale or refinancing of certain assets. The original agreement provides the Series F and G preferred stockholders the option to convert beginning January 2000. Management of Greenbriar believes that the preferred stockholders have no plans to exercise their early conversion rights; however, there can be no assurance that such an event will not occur.

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

At June 30, 2000 and since the date of issuance of the Series F and G preferred stock, the Company was not in compliance with one of the financial ratio covenants of the stock purchase agreement. The Company believes this situation stems from a computational mistake that was made at the time this particular ratio test was originally determined.

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

FORWARD LOOKING STATEMENTS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this form 10Q that are not historical or current facts deal with potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from Greenbriar Corporation's actual future experience involving any one or more of such matters and subject areas relating to interest rate fluctuations, ability to obtain adequate debt and equity financing, demand, pricing, competition, construction, licensing, permitting, construction delays on new developments contractual and licensure, and other delays on the disposition, transition, or restructuring of currently or previously owned, leased or managed communities in the Company's portfolio, and the ability of the Company to continue managing its costs and cash flow while maintaining high occupancy rates and market rate assisted living charges in its assisted living communities. Greenbriar Corporation has attempted to identify, in context, certain of the factors that they currently believe may cause actual future experience and results to differ from Greenbriar Corporation's current expectations regarding the relevant matter of subject area. These and other risks and uncertainties are detailed in the Company's reports filed with the Securities and Exchange Commission (SEC), including Greenbriar Corporation's Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

                           PART II: OTHER INFORMATION


ITEM 1:    LEGAL PROCEEDINGS

SOUTHERN CARE CORP V GREENBRIAR ET AL.

In Southern Care Corp. v. Medical Resource Companies of America (former name of Greenbriar) Civil Action No. 94-1132-K Superior Court of Chatham County, Georgia the plaintiff sought damages exceeding $1,500,000 related to the management and operations of four nursing homes the Company sold to the plaintiff. The Company had filed a counterclaim for breach of the management contract between the homes and a Company subsidiary.

In a matter before the same court the plaintiff and the Company, in 1995, each filed for summary judgment as to whether a $6,700,000 indebtedness had been discharged. On December 3, 1997 the Georgia Court of Appeals granted Greenbriar's motion for summary judgment where they determined that the indebtedness had not been discharged. In February 1998 the Georgia Supreme Court refused to hear the matter. The plaintiff subsequently asked the Superior Court to review the matter again.

On June 19, 2000 the Superior Court of Chatham County entered a judgment whereby all the claims by the plaintiff were dismissed with prejudice and any and all pending motions filed by the plaintiff in these cases were denied. The court further ruled that Greenbriar was entitled to the $6,700,000 indebtedness plus interest thereon, unpaid management fees and attorney's fees. The judgment totaled $18,688,000. (See Management Discussions)

LIFESTYLES, SENIOR HOUSING MANAGERS, LLC V. GREENBRIAR ET AL

In 1995 Lifestyles Senior Housing Managers, LLC (Lifestyles) entered into a contract to manage an assisted living community in Seaside, OR named Neawanna By the Sea (Neawanna). In March 2000 Lifestyles organized and held a meeting with the executive director of Neawanna for the purpose of offering her the position of manager of an assisted living community not affiliated with Greenbriar. Greenbriar believes the action of Lifestyles represented a breach of their fiduciary duty as the manager and terminated the management contract. Lifestyles believes their termination was unjustified, seeks damages of $976,151 and has requested the matter be submitted to binding arbitration, which is called for in the management contract. The arbitration is currently scheduled to be heard in the fall of 2000.

K. W. ENTERPRISES V. GREENBRIAR ET AL.

In K. W. Enterprises v. Greenbriar et al Civil Action # 00 CVS 05989 the plaintiff is alleging that it has a lease to a subsidiary of Greenbriar to operate an assisted living community in Wendell, North Carolina and that subsidiary failed to pay several months rent as well real estate taxes for 1999.

In November 1998 a subsidiary of Greenbriar entered into an agreement whereby an affiliate of Abaris Care, Inc. (Abaris), an independent third party, would attempt to assume the Wendell lease and release Greenbriar and, until approved by the landlord, sub-lease Wendell under the same terms as Greenbriar. Abaris immediately began operating the property and paying the real estate taxes as well as the monthly lease payments. As of November 1998 the Company had no further association with the property. The plaintiff did not approve the assignment of the lease but was aware of the transaction and did not object. Further the plaintiff received and accepted all lease payments directly from Abaris without objection.

Abaris failed to pay the 1999 real estate taxes of approximately $ 14,500 and failed to pay the April and May 2000 lease payments of $64,654. On or about May 28, 2000 the plaintiff exercised self-help and seized control of the property. The plaintiff has filed this lawsuit against Abaris and Greenbriar seeking recovery of these delinquencies and lease payments on the property through November 30, 2010.

Greenbriar believes to the extent it is liable for any damages those damages were mitigated by the self-help actions of the plaintiff. Further, Greenbriar believes that to the extent it is liable for any damages it has a cause of action against affiliates of Abaris to recover those damages.

The Company has been named as defendant in other lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition of the Company.

ITEMS 2-4:        ARE NOT APPLICABLE.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                                  Greenbriar Corporation

Date: August 11, 2000                        By:  /s/ Gene S. Bertcher
                                                  --------------------
                                                  Executive Vice President
                                                  Chief Financial Officer