Form 10-Q/A
period 2000-06-30
GREENBRIAR CORP
filed 2000-10-19
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                  (Amendment 1)

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

Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                       ON WHICH REGISTERED
              ------------------------                   -----------------------
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

                           PART II: OTHER INFORMATION


ITEMS 1-3:        ARE NOT APPLICABLE
------------------------------------


ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------

         The company's annual meeting was held on June 2, 2000. At that meeting the shareholders elected as directors:

         Don C. Benton - 5,918,609 for, 12,221 against and 34,325 abstaining.

         William A. Shirley, Jr. - 5,918,609 for, 12,221 against and 34,325 abstaining.

         Other directors with terms continuing after this meeting are James R. Gilley (2001), Gene S. Bertcher (2001), Paul G. Chrysson (2001), Michael E. McMurray (2002), Matthew G. Gallins (2002) and Victor L. Lund (2002).

         Shareholders also voted to approve the Company's 2000 Stock Option Plan with 3,519,122 votes for, 844,303 against and 30,542 abstaining. Under this plan 500,000 shares of the Company Common Stock will be reserved for issuance to key employee, directors and consultants of the Company.

         Shareholders further voted to ratify the selection of Grant Thornton LLP as the company's independent auditors 5,909,185 for, 24,675 against and 30,028 abstaining.


ITEM 5:           OTHER INFORMATION
-----------------------------------

         None


ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------

         None