Form 10-Q
period 2000-09-30
GREENBRIAR CORP
filed 2000-11-14
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

                                 YES [X] NO [ ]

At November 11, 2000, the issuer had outstanding approximately 7,011,000 shares of par value $.01 Common Stock.

                             GREENBRIAR CORPORATION
                     Index to Quarterly Report on Form 10-Q
                         Period ended September 30, 2000


PART I: FINANCIAL INFORMATION..................................................3

   ITEM 1: FINANCIAL STATEMENTS................................................3
     CONSOLIDATED BALANCE SHEETS...............................................3
     CONSOLIDATED STATEMENTS OF OPERATIONS.....................................5
     CONSOLIDATED STATEMENTS OF CASH FLOW......................................6
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................7
   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................11
     THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000
        COMPARED TO THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999.....12
     EFFECT OF INFLATION......................................................16
     FORWARD LOOKING STATEMENTS...............................................16

PART II: OTHER INFORMATION....................................................17

                          PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

                             GREENBRIAR CORPORATION
                           Consolidated Balance Sheets
                             (AMOUNTS IN THOUSANDS)

                                                                 September 30,    December 31,
                                                                     2000             1999
                                                                 -------------    -------------
                                                                 (Unaudited)
ASSETS
Current Assets
         Cash And Cash Equivalents                               $       2,914    $       8,814
         Accounts Receivable-Trade                                         517              182
         Other Current Assets                                            1,449              848
                                                                 -------------    -------------

                  Total Current Assets                                   4,880            9,844

Deferred Income Tax Benefit                                              4,750            4,750

Mortgage Note Receivable, Net Of
         Deferred Gain Of $3,083                                             -            3,617

Property And Equipment, At Cost
         Land And Improvements                                           9,943           11,179
         Buildings And Improvements                                     75,906           76,848
         Equipment And Furnishings                                       6,542            6,586
                                                                 -------------    -------------

                                                                        92,391           94,613

                  Less Accumulated Depreciation                         11,683            9,888
                                                                 -------------    -------------

                                                                        80,708           84,725

Deposits                                                                 3,834            3,907

Goodwill And Other Intangibles                                           9,848           10,439

Other Assets                                                               703            2,626
                                                                 -------------    -------------

                                                                 $     104,723    $     119,908
                                                                 =============    =============

                             GREENBRIAR CORPORATION
                     Consolidated Balance Sheets - Continued
                             (AMOUNTS IN THOUSANDS)

                                                                      September 30,             December 31,
                                                                          2000                     1999
                                                                     -----------------    ----------------------
                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Current Maturities Of Long-Term Debt                         $       2,529            $       3,317
         Accounts Payable - Trade                                             1,451                    2,072
         Accrued Expenses                                                       875                    1,345
         Other Current Liabilities                                            1,424                      678
                                                                      -------------            -------------

                  Total Current Liabilities                                   6,279                    7,412

Long-Term Debt                                                               50,096                   50,477

Financing Obligations                                                        10,815                   10,815

Other Long Term Liabilities                                                   1,060                      721
                                                                      -------------            -------------

                  Total Liabilities                                          68,250                   69,425

Preferred Stock Redemption Obligation                                        26,262                   27,763

Stockholders' Equity
         Preferred Stock                                                        257                      289

         Common Stock $.01 Par Value; Authorized, 20,000
                  Shares; Issued And Outstanding, 7,514 Shares                   76                       76

         Additional Paid-In Capital                                          61,055                   61,520
         Accumulated Deficit                                                (48,810)                 (36,798)
                                                                      -------------            -------------

                                                                             12,578                   25,087
         Less Stock Purchase Notes Receivable
                  (Including $2,250 From Related Parties)                    (2,367)                  (2,367)
                                                                      -------------            -------------

                                                                             10,211                   22,720
                                                                      -------------            -------------

                                                                      $     104,723            $     119,908
                                                                      =============            =============

                             Greenbriar Corporation
                      Consolidated Statements Of Operations
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      For The Three Month                  For The Nine Month
                                                         Period Ended                         Period Ended
                                                         September 30,                        September 30,
                                              -----------------------------------  -----------------------------------
                                                   2000               1999               2000              1999
                                              ----------------  -----------------  -----------------  ----------------
                                                         (Unaudited)                          (Unaudited)
Revenue
         Assisted living operations                $   10,263          $   10,421         $   31,104        $   30,872
                                                   -----------         ----------         ----------         ---------

                                                       10,263              10,421             31,104            30,872
Operating Expenses
         Assisted living community
                  operations                       $    6,222         $    6,317          $   18,619        $   18,612
         Lease expense                                  1,217              1,297               3,759             3,877
         Depreciation and amortization                    903              1,002               2,846             3,028
         Corporate general and
                  administrative                        1,067              1,093               3,244             3,350
         Write-off of impaired assets
                  and related expenses                      -                  -               7,461                 -
                                                   -----------         ----------         ----------         ---------

                                                        9,409               9,709             35,929            28,867
                                                   -----------         ----------         ----------         ---------

                  Operating income (loss)                 854                 712             (4,825)            2,005

Other income (expense)
         Interest and dividend income              $      105         $      184          $      321        $      497
         Interest expense                              (1,454)            (1,424)             (4,264)           (4,291)
          Gain (loss) on the sale of assets                 -               (186)                 74              (186)
         Other                                            (76)               (72)               (216)              148
                                                   -----------         ----------         ----------         ---------

                                                       (1,425)            (1,498)             (4,085)           (3,832)
                                                   -----------         ----------         ----------         ---------

Net loss                                                 (571)              (786)             (8,910)           (1,827)

Preferred stock dividend
         requirement                                   (1,028)            (1,189)             (3,103)           (3,535)

Loss allocable to common
         stockholders                                  (1,599)            (1,975)            (12,013)           (5,362)
                                                   -----------         ----------         ----------         ---------

Net loss per common share -
         basic and diluted                         $    (0.21)         $   (0.27)          $   (1.60)        $    (.74)

Weighted average number
          of common and equivalent
          shares outstanding                            7,514              7,275               7,514             7,275


                             GREENBRIAR CORPORATION
                      Consolidated Statements Of Cash Flow
                             (AMOUNTS IN THOUSANDS)

                                                                                   For the nine month
                                                                               Period Ended September 30,
                                                                                 2000                 1999
                                                                          ----------------    ------------------
                                                                            (Unaudited)          (Unaudited)

Cash flows from operating activities
         Net loss                                                            $   (8,910)         $   (1,827)
         Adjustments to reconcile net loss to net
            cash used in operating activities
              Depreciation and amortization                                       2,846               3,028
              Loss (gain) on sales of assets                                        (74)                186
              Write-off of impaired assets and related expenses                   7,461                   -

              Changes in operating assets and liabilities
                 Accounts receivable                                               (335)                122
                 Other current and noncurrent assets                               (791)               (253)
                 Accounts payable and other liabilities                              (6)             (2,503)
                                                                             -------------       ---------------

              Net cash provided by (used in) operating activities                   191              (1,247)
                                                                             -------------       ---------------

Cash flows used in investing activities
         Proceeds from sale of property                                             645               6,567
         Purchase of property and equipment                                      (1,068)               (849)
                                                                             -------------       ---------------

                  Net cash provided by (used in) investing
                  activities                                                       (423)              5,718

Cash flows from financing activities
         Proceeds from borrowings                                                     -               2,080
         Payments on debt                                                          (569)             (6,978)
         Dividends on preferred stock                                            (1,099)             (1,227)
         Redemption of preferred stock                                           (4,000)                  -
                                                                             -------------       ---------------

                  Net cash used in financing activities                          (5,668)             (6,125)
                                                                             -------------       ---------------

              NET DECREASE IN CASH AND                                           (5,900)             (1,654)
                     CASH EQUIVALENTS

         Cash and cash equivalents at beginning of period                         8,814               6,024
                                                                             -------------       ---------------

         Cash and cash equivalents at end of period                          $    2,914          $    4,370
                                                                             =============       ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE UNAUDITED THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Greenbriar Corporation and its majority-owned subsidiaries (collectively, "the Company"). All significant intercompany transactions and accounts have been eliminated.

The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. These financial statements have not been audited by independent certified public accountants, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.

Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

NOTE B: LONG-TERM OBLIGATIONS

Long-term debt is comprised of the following (in thousands):


                                                                            September 30,            December 31,
                                                                                 2000                    1999
                                                                            -------------            ------------

Notes payable to financial institutions maturing
     through 2018; fixed and variable interest
     rates ranging from 7.5% to 11.75%;
     collateralized by property, fixtures,
     equipment and the assignment of rents                                     $     25,304          $     25,681


Notes payable to individuals and companies
     maturing through 2022; variable and fixed
     interest rates ranging from 7% to 12%
     collateralized by real property, personal
     property, fixtures, equipment and the assignment of rents                        4,488                 4,572

Note payable to the Redevelopment Agency of the
     City of Corona, California, payable into a
     sinking fund semi-annually in increasing
     amounts from $65 to $420 through May 1, 2015;
     variable interest rate of 5.55% at September
     30, 2000; collateralized by personal property, land,
     fixtures and rents                                                               7,005                 7,110

Mortgage note payable to a financial institution
     maturing in 2003; bearing interest at 9.43%;
     collateralized by property and equipment                                        13,972                13,972

Other                                                                                 1,856                 2,459
                                                                               ------------         -------------
                                                                                     52,625                53,794

     Less: current maturities                                                         2,529                 3,317
                                                                               ------------         -------------
                                                                               $     50,096          $     50,477

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

NOTE C: PREFERRED STOCK

The following summarizes the various classes of preferred stock (amounts in thousands except per share data):

                                                                                       September 30,       December 31,
                                                                                            2000               1999
                                                                                       -------------       ------------
Series B cumulative convertible preferred stock,
     $.10 par value; liquidation value of $100;
     authorized, 100 shares; issued and
     outstanding, 1 share                                                              $         1         $          1

Series D cumulative convertible preferred stock,
     $.10 par value; liquidation value of $3,375;
     authorized, issued and outstanding, 675
     shares                                                                                     68                   68

Series F voting cumulative convertible preferred
     stock, $.10 par value; liquidation value of
     $14,000; authorized, issued and outstanding,
     1,400 shares                                                                              140                  140

Series G cumulative convertible preferred stock,
     $.10 par value; liquidation value of $4,800
     at September 30, 2000; authorized, issued and
     outstanding, 480 shares at September 30, 2000
     and 800 shares at December 31, 1999                                                        48                   80
                                                                                       -----------         ------------
                                                                                       $       257         $        289
                                                                                       ===========         ============

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

See NOTE E, SUBSEQUENT EVENT and ITEM 2, LIQUIDITY AND CAPITAL RESOURCES for additional information regarding Series F and G preferred shareholders.


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

The Company decided to dispose of two assisted living communities, which are not meeting operating performance expectations. These communities were written down to net realizable value at June 30, 2000. One of these communities was disposed of in the quarter ending September 30, 2000 with no additional write-off required. Also, a third community whose operations have deteriorated was written down based on management's estimate of future cash flows pursuant to the provisions of Statement of Financial Accounting Standards No. 121. In addition certain receivables associated with these properties were written off. These write offs substantially account for the remainder of the write-off of impaired assets and related expenses.



NOTE E: SUBSEQUENT EVENT

The Company received a notice dated October 30, 2000, from the holder of all outstanding shares of Series F Senior Convertible Preferred Stock and Series G Senior Convertible Preferred Stock, advising that such holder was electing to convert the outstanding shares of preferred stock into common stock. Such notice sets forth the holder's position that, as a result of certain employee stock options issued by the Company, the conversion price of the Preferred Stock had been reduced from $17.50 per share to $0.69 per share, and that the Company must issue 27,502,855 shares of common stock upon conversion. If such shares were issued, they would constitute 79.7% of the Company's common stock and represent a change in the control of the Company. The Company would be forced to obtain stockholder approval of the issuance of such a large block of common stock or face a delisting of its common stock on the American Stock Exchange. In the event such conversion occurred, the Company's obligation to pay the holder the "make-whole" distribution that is due upon a conversion or redemption of preferred stock would be reduced from approximately $27,000,000 to approximately $7,600,000.

The Company believes that the conversion price was not properly subject to adjustment, and, if the holder were to convert, it would be at the current $17.50 conversion price. The Company's position is based, in part, upon the holder's failure to follow all procedures for adjustment and conversion at the adjusted price, and on the Company's recission of the employee stock options that were the basis for the holder's purported adjustment. The holder has filed a declaratory judgment action in the State District Court in Dallas County, Texas seeking a finding that it is entitled to a $0.69 conversion price. The Company intends to defend such action and seek a contrary ruling that the conversion price was not adjusted.

The parties are engaged in negotiations in an attempt to resolve the matter amicably.






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

As of September 30, 2000 the Company had terminated its management contracts to manage for others and reduced to 28 the number of communities that it operated. In 1999 the Company disposed of two communities. In the first quarter of 2000 the Company did not renew a lease on a third community and in the third quarter of 2000 transferred a lease on another community to a third party. The Company owns or has current options to purchase all but five of its communities. The percentage of residents who are private pay is approximately 90%.


THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999.

REVENUES AND OPERATING EXPENSES FROM ASSISTED LIVING OPERATIONS

Revenues were $10,263,000 and $31,104,000 for the three and nine months ended September 30, 2000 as compared to $10,421,000 and $30,872,000 for the three and nine months ended September 30, 1999. Community operating expenses, which consist of assisted living community expenses, lease expense and depreciation and amortization, were $8,342,000 and $25,224,000 for the three and nine months ended September 30, 2000 as compared to $8,616,000 and $25,517,000 for the three and nine months ended September 30, 1999. The Company has four less communities in the third quarter of 2000 than it did the same period of 1999, which attributes to the decrease in the current period revenue and expenses. The revenue and community operating expenses for the three month period ended September 30, 1999 without the four communities would have been $9,891,000 and $8,158,000 respectively. The increase in the same community revenue and operating expenses for the three month period ended September 30, 2000 as well as the increase in revenue for the nine months ended September 30, 2000 is due to an increase in both census and average rental rates at the remaining twenty-eight communities. While the revenue has increased at the remaining twenty-eight communities, the diligent effort to control expenses has resulted in a slight decrease in operating costs for the nine month period ended September 30, 2000 compared with the same period in 1999.


WRITE-OFF OF IMPAIRED ASSETS AND RELATED EXPENSES

For the nine months ended September 30, 2000 the Company recorded a write-off of impaired assets and related expenses of $7,461,000.

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

The Company decided to dispose of two assisted living communities, which are not meeting operating performance expectations. These communities were written down to net realizable value at June 30, 2000. One of these communities was disposed of in the quarter ending September 30, 2000 with no additional write-off required. Also, a third community whose operations have deteriorated was written down based on management's estimate of future cash flows pursuant to the provisions of Statement of Financial Accounting Standards No. 121. In addition certain receivables associated with these properties were written off. These write offs substantially account for the remainder of the write-off of impaired assets and related expenses.

INTEREST AND DIVIDEND INCOME

Interest and dividend income for the three and nine months ended September 30, 2000 was $105,000 and $321,000 compared to $184,000 and $497,000 for the comparable periods in 1999. In the fourth quarter of 1999 the Company disposed of a preferred stock investment in another company that generated quarterly dividends in 1999. The decrease in interest and dividend income in 2000 is due to the absence of the dividend income from the preferred stock investment and less cash available for investment purposes.


INTEREST EXPENSE

Interest expense for the three and nine months ended September 30, 2000 was $1,454,000 and $4,264,000 compared to $1,424,000 and $4,291,000 for the comparable period in 1999. The decrease in interest expense for the nine month period ended September 30, 2000 compared to the nine month period ended September 30, 1999 is reflective of the sale of two owned communities in 1999.


GAIN ON THE SALE OF ASSETS

The gain on the sale of assets for the nine months ended September 30, 2000 was $74,000. The gain in the nine-month period ended September 30, 2000 is attributable to the sale of undeveloped land that did not fit into the Company's strategic plans.


OTHER INCOME (EXPENSE)

Other income (expense) for the three and nine months ended September 30, 2000, was ($76,000) and ($216,000) compared to ($72,000) and $148,000 for the same periods in 1999. The expense for the three and nine months ended September 30, 2000 is attributable to a minority interest. The expense for the three months ended September 30, 1999 relates to this same minority interest. The income for the nine months ended September 30, 1999 is a result of a favorable settlement with a former employee regarding an employment agreement that was accrued in 1998.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had a working capital deficit of $1,399,000

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

The 14% guaranteed return is being accreted by a charge to accumulated deficit. The amount of the Cash Payment that would be required assuming conversion at each balance sheet date will be transferred from stockholders equity to temporary equity. At September 30, 2000, a Cash Payment of $26,262,000 would have been due assuming conversion took place.

In 2000 the Company made payments totaling $4,000,000 to redeem a portion of the preferred stock.

In conjunction with the $4,000,000 payment noted above, Greenbriar and the preferred stockholders have an agreement whereby Greenbriar would redeem the Series F and G preferred stock from proceeds generated from the sale or refinancing of certain assets. The original agreement provides the Series F and G preferred stockholders the option to convert beginning January 2000 and mandatory conversion at January 13, 2001.

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

At September 30, 2000 and since the date of issuance of the Series F and G preferred stock, the Company was not in compliance with one of the financial ratio covenants of the stock purchase agreement. The Company believes this situation stems from a computational mistake that was made at the time this particular ratio test was originally determined.

The Company has brought this mistake to the attention of the representative of the preferred shareholder. The representatives have not indicated to the Company that they consider that a default has occurred. However, an event of default (1) gives the holder, upon giving the Company written notice of an event of default, the right (Put Right) to require the Company to repurchase, "out of funds legally available therefor," any or all of the preferred stock for an amount equal to the liquidation value ($18,957,000 in the aggregate) plus accumulated but unpaid dividends, plus a premium of 20%, and (2) entitles the holder to additional dividends of $1.20 per share (an aggregate of $660,000 per quarter). Any additional dividends paid pursuant to this provision would reduce the amount of the Cash Payment resulting from the aforementioned 14% guaranteed return.

Future development activities of the Company are dependent upon obtaining capital and financing through various means, including financing obtained from sale/leaseback transactions, construction financing, long-term state bond financing, debt or equity offerings and, to the extent available, cash generated from operations. There can be no assurance that the Company will be able to obtain adequate capital to finance its future development activities.

See NOTE E for additional information regarding Series F and G preferred shareholders.


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

                           PART II: OTHER INFORMATION


ITEMS 1-5:        ARE NOT APPLICABLE.
------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.


                                                    Greenbriar Corporation



Date: November 11, 2000                        By:  /S/ GENE S. BERTCHER
                                                    ----------------------------
                                                    Executive Vice President
                                                    Chief Financial Officer