Form 10KSB
period 2000-12-31
GREENBRIAR CORP
filed 2001-04-17
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

                                 YES [X] NO [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the closing sales price on March 29, 2001, was approximately $1,360,000.

At March 30, 2001, the issuer had outstanding approximately 8,320,000 shares of par value $.01 Common Stock.

Documents Incorporated by Reference:
None

                             GREENBRIAR CORPORATION
                       Index to Annual Report on Form 10-K
                       Fiscal year ended December 31, 2000


Part I.........................................................................3

   ITEM 1: DESCRIPTION OF BUSINESS.............................................3
   ITEM 2: DESCRIPTION OF PROPERTIES..........................................13
   ITEM 3: LEGAL PROCEEDINGS..................................................13
   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................15

Part II.......................................................................16

   ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........16
   ITEM 6: SELECTED FINANCIAL DATA............................................16
   ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........17
   ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........21
   ITEM 8: FINANCIAL STATEMENTS...............................................21
   ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...............................................21

Part III......................................................................22

   ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS..................................22
   ITEM 11: EXECUTIVE COMPENSATION............................................23
   ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....28
   ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................30

Part IV.......................................................................32

   ITEM 14: EXHIBITS AND REPORTS ON FORM 8-K..................................32

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

As of March 30, 2001, the Company operated 28 communities in 10 states, with a capacity of 2,221 residents, consisting of 18 communities that are owned and 10 that are leased from third parties.

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


The Assisted Living Industry

The Company believes that the assisted living industry has become the preferred alternative to meet the growing demand for a cost-effective setting in which to care for the elderly who do not require the more intensive medical attention provided by a skilled nursing center but who cannot live independently due to physical or cognitive frailties. In general, assisted living represents a combination of housing, general support services and 24 hour a day personal care services designed to aid elderly residents with the activities of daily living ("ADLs") on a scheduled and unscheduled basis. Many assisted living communities may also provide assistance to residents with low acuity medical needs or may offer higher levels of personal assistance for incontinent residents or residents with Alzheimer's disease or other forms of dementia. There are some assisted living communities, and this is a growing trend, which provide care for higher levels of acuity. Generally, assisted living residents have higher levels of need than residents of independent retirement communities but lower levels than residents in skilled nursing centers. Annual expenditures in the assisted living industry have been estimated to be approximately $18 billion, including communities ranging from "board and care" to full-service assisted living communities such as those operated by the Company.

The Company believes that assisted living is one of the fastest growing segments of elderly care and will continue to experience significant growth due to the following:

         Consumer Preference - The Company believes that assisted living is increasingly becoming the setting preferred by prospective residents and their families in which to care for the frail elderly. Assisted living offers residents greater independence in a residential setting which the Company believes results in a higher quality of life than that experienced in more institutional or clinical settings such as skilled nursing centers. According to the National Center for Assisted Living, there are more than 28,000 assisted living residences in the U.S. housing more than one million people.

         Demographic & Social Trends - The target market for the Company's services is, generally, persons 75 years and older, one of the fastest growing segments of the U.S. population (the average age of a resident in Assisted Living is typically age 84 or older and that resident is either widowed or single). According to the U.S. Census Bureau, the portion of the U.S. population age 75 and older will have increased by 28.7%, from approximately 13.0 million in 1990 to over 16.8 million by the year 2000, and the number of persons age 85 and older is expected to have increased 37.3% during the 1990s. This age group is projected to increase by 33.2% between the years 2000 and 2010. It is estimated by the United States Bureau of census that approximately 50% of the population of seniors over age 85 need assistance with ADLs and approximately 50% of such seniors develop Alzheimer's disease or other forms of dementia. According to Claritas, Inc., a nationally recognized demographics provider, 59% of householders over age 80 in 2000 had incomes of $15,000 and above and 40 % had incomes of $25,000 and above. Accordingly, the Company believes that the number of seniors who are able to afford high-quality residential environments, such as those offered by the Company, has increased in recent years. According to a 1998 study by the National Investment Conference (NIC), reported incomes and net worth of residents in assisted living communities are substantially lower than currently presumed by feasibility standards and industry benchmarks ($25,000 or more annual income). However, the same study states that residents are more willing to spend down assets and family members are providing more assistance than previously estimated. If the study is correct, this has dramatic implications for the future of the industry as it indicates that the industry's potential market could be two to three times larger than previously thought. Because of severe overbuilding in many markets, the NIC prediction has not been proved or disproved at this time.

         Lower Average Cost - The Company believes that the average annual cost to residents receiving assisted living care in the Company's communities is significantly less than the cost of receiving similar care in a skilled nursing center.

         Changing Supply of Long-term Care Beds - Most of the states in which the Company currently operates have enacted certificate of need ("CON") or similar legislation that restricts the supply of licensed nursing center beds. These laws generally limit the construction of nursing centers and the addition of beds or services to existing nursing centers. These laws limit the available supply of traditional nursing home beds. In addition, some long-term care centers have started to convert traditional nursing home beds into sub-acute beds. The Company also believes that high construction costs and limits on government reimbursement for the full cost of construction and start-up expenses will also constrain the growth and supply of traditional nursing home centers and beds. The Company expects that this tightening supply of nursing beds coupled with the aging of the population will create an increasing demand for assisted living communities. Finally, changes in Medicare reimbursement regulations have had a very negative impact on the nursing home industry. A high percentage of nursing homes are in bankruptcy and many have closed, further reducing the number of available beds and discouraging development of new beds. However, upscale private nursing homes seem to be experiencing an upturn and new construction of private pay nursing homes appears to be increasing in some markets.

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

The majority of the Company's communities are operated and marketed on a private-pay, single-occupancy basis. Double occupancy residents are non-related people who are usually state-assisted. Most of the Company's state-assisted residents are in Texas and North Carolina communities. Most of the states now have a currently operating Medicaid waiver program (allowing a state to set its own disbursement standards for Medicaid funds - such as payment for assisted living services). North Carolina was a pioneer in supporting the development of assisted living as one way of containing the cost of caring for its aging population and has one of the best assisted living reimbursement rates in the nation.

The Company believes that the assisted living industry will continue as a private-pay industry for the foreseeable future, but may become more price-sensitive as more people need assisted living for longer periods due to increased life spans. Costs of caring for an aging America may become more of a private-pay and state-assisted partnership than currently exists. However, although Medicaid coverage is common and becoming more so, participation is still low. Texas had only approximately 1,634 people participating in its Medicaid assisted living program in 2000. This number increased to 2,135 as of February 28, 2001.

The Company is no longer pursuing growth by new development but in the past used the same development strategy for special care units in combined Alzheimer's and assisted living communities and dedicated special care communities. Using this strategy, the units and common space were designed for flexibility so that they could be primarily single occupancy but also be used as double occupancy - again, based on market demand. The Company believes that this occupancy-flexible development strategy will provide an advantage over its competitors who do not have units and common space large enough to readily accommodate double occupancy.

The Company's top management has extensive acquisition experience and contacts in the assisted and full service independent living industry. The Company believes that growing by acquisition is the best way to meet its growth goals. The full service independent living retirement and assisted living industry is very fragmented and still primarily a single proprietor business.

Acquisition Strategy - The Company may acquire one or more communities or entire assisted living and full service independent living retirement companies as a means of entry into new markets and may also make acquisitions within its existing regions to gain further market share and leverage its existing operating infrastructure. In reviewing acquisition opportunities, the Company considers, among other things, the competitive climate, the current reputation of the community or its operator, the quality of its management, the need and costs to reposition the community in the marketplace, the construction quality and any need for renovations of the community and the opportunity to improve or enhance a community's operating results. The Company also sells some of the communities it acquires when they no longer fit with the Company's long-range strategy.

Operating Strategy - The Company's operating strategy is to achieve and sustain a strong competitive position within its chosen markets as well as to continue to enhance the performance of its operations. The Company seeks to enhance current operations by (i) maintaining and improving occupancy rates at its communities (ii) opportunistically increasing resident service fees and (iii) improving operating efficiencies.

Offer Residents Customized Care and Service Packages - The Company continually seeks to expand its range of services to meet the evolving needs of its residents. The Company offers each of its residents a personalized assisted living service plan which may include any combination of basic support care, personal care, supplemental services, wellness services and, if needed, Alzheimer's and special care services, all subject to the level of services allowed to be offered by the licensing in place at each community. The Company offers services on both a "point for services basis" and "level of service basis." Charges for services are based on each community's price structure. The Company uses active participation of the resident, the responsible party, the resident's personal physician and other appropriate support team members in determining the level of care needed on an individual basis, whether using the point or level of service system. As a result, the Company believes that it is able to maximize customer satisfaction while avoiding the high cost of delivering all services to all residents without regard for need or choice. The care plan for each resident is reviewed and updated at least quarterly by the resident, the resident's family and the resident's physician.

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

Improve Operating Efficiencies - The Company seeks to improve the operating results of its communities by actively monitoring and managing its operating costs. In addition, the Company believes that concentrating communities within selected geographic regions may enable the Company to achieve operating efficiencies through economies of scale, reducing corporate and regional overhead and providing for more effective management supervision and financial controls. The Company has also become a member of HPSI, a nationwide purchasing group, to further leverage its ability to reduce and control purchasing costs.

Offer Alzheimer's and Other Dementia Services - As of March 30, 2001, the Company had 11 communities with distinct special care wings specifically designed to serve the needs of individuals with Alzheimer's disease and other forms of dementia. In some of its existing communities, the Company plans to convert a portion of its existing units into a distinct Alzheimer's wing which will allow the Company to offer services to the elderly with these diseases, will create an opportunity for residents to remain longer within the same community and will allow special security and support for Alzheimer's and dementia residents. The Company's experience indicates that Alzheimer's residents often respond better by sharing a suite with another Alzheimer's resident rather than being in a single occupancy suite. Consequently, the Company's Alzheimer's programs are designed to allow double occupancy, although rooms are available for single occupancy.

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

         Alzheimer's and Special Care Services - Alzheimer's care includes a higher 24-hour staff ratio to provide oversight and around-the-clock scheduled activities. An Alzheimer's care wing is secured from the rest of the building.


Properties

Operating Communities - The following table sets forth certain information with respect to communities that were operated by the Company at March 30, 2001. The
Company owns or leases these communities. The Company considers its communities to be in good operating condition and suitable for the purpose for which they are being used.

                                                                                        Community
                                                         Care               Resident   Operations
        Community                  Location              Level     Units   Capacity(1)  Commenced    Ownership
----------------------------------------------------------------------------------------------------------------
Berne Village                   New Bern, NC           S, FE, DC    151       174        Oct-93      Owned (2)
Camelot                         Harlingen, TX              S         57        57        Sep-94      Owned (2)
Camelot Assisted Living         Harlingen, TX           FE, DC       83        99        Jan-98     Leased (3)
Countrytime Inn                 Kings Mountain, NC        FE         25        42        Jun-95      Owned (2)
Crown Pointe                    Corona, CA             S, FE, DC    163       168        Jan-93     Owned (2,5)
Graybrier                       Southern Pines, NC      FE, DC       55        95        Feb-94      Owned (2)
Greenbriar at Denison           Denison, TX             FE, DC       44        52        May-96      Owned (2)
Greenbriar at Muskogee          Muskogee, OK              FE         48        48        Mar-97      Owned (2)
Greenbriar at Sherman           Sherman, TX               FE         48        53        Mar-98      Owned (2)
La Villa                        Roswell, NM             FE, DC       82        91        Nov-96     Leased (3)
Meadowbrook Place               Baker, OR                 FE         50        50        Dec-92      Owned (2)
Neawanna by the Sea             Seaside, OR              S, FE       58        58        Jan-90     Leased (4,6)
Oak Park, Ft Worth              Fort Worth, TX            FE        150       150        Jan-98     Leased (3)
Pacific Pointe                  King City, OR              S        114       114        Jan-93     Leased (3)
Palm House                      Fort Worth, TX             S        155       154         1985      Leased (3)
Rose Garden Estates             Ritzville, WA             FE         21        21        Nov-95      Owned (2)
Rose Tara Plantation            King, NC                  FE         38        65        Sep-94      Owned (2)
Summer Hill                     Oak Harbor, WA            FE         59        61        Feb-94      Owned (2)
Sweetwater Springs              Lithia Springs, GA      FE, DC       48        48        Oct-96     Leased (7)
The Terrace                     Portland, OR              FE         65        65        May-91      Owned
Villa del Rey Merced            Merced, CA                 S         92        92        Dec-79     Leased (8)
Villa del Rey Roswell           Roswell, NM                S        135       132        Oct-88     Leased (4,6)
Villa del Rey Visalia           Visalia, CA                S         98        98        Dec-79     Leased (8)
Villa del Sol                   Roswell, NM                S         12        12        Dec-95      Owned (2)
Wedgwood Terrace                Lewiston, ID            FE, DC       38        47        Nov-95      Owned (2)
Windsor House Florence          Florence, SC            FE, DC       26        37        Sep-98      Owned (2)
Windsor House Greenville        Greenville, SC          FE, DC       31        41        Nov-97      Owned (2)
Windsor House West              Spartanburg, SC         FE, DC       76        97         1991       Owned (2)
-----------------------------------------------------------------------------------------------------------------
Total                                                             2,022     2,221


Key:

S        basic support and supplemental services are offered.

FE basic support, supplemental, personal care and wellness services are offered ("Frail Elderly").

DC       Alzheimer's and special care services are offered ("Dementia Care").



(1) Reflects licensed capacity for Assisted Living and Dementia Care and actual number of units for Independent Living.

(2) Subject to first mortgage. Historically, each community has generally been pledged as collateral on a single mortgage or deed of trust securing a note payable to a bank, financial institution, individual or other lender. The mortgages and deeds of trust mature between 2000 and 2037 and bear interest at fixed and variable interest rates ranging from 7.5% to 11.35% as of December 31, 2000. The Crown Pointe community is subject to a mortgage and note payable to the Redevelopment Agency of the City of Corona, California, is payable into a sinking fund semi-annually in increasing amounts from $65,000 to $420,000 through May 2015, and bears interest at a variable interest rate equal to 5.55% at December 31, 2000. Future communities owned and mortgaged by the Company will likely be pledged as collateral for mortgage credit lines, which relate to more than one community. See Item 7,"Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

(3) Leased from third party individuals or partnership. Initial lease terms generally range from 10 to 20 years, and mature between 2002 and 2011. The Company is responsible for all costs including repairs to the community, property taxes and other direct operating costs of the community. Leases generally include clauses that allow for rent to increase over time based on a specified schedule or on an increase in the consumer price index. Generally, the Company has an option to purchase the community after a specified period, or at expiration of the lease, at a price generally equal to market value.

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

(8) Company leases on a month-to-month basis with a 90-day notice required by either party to terminate the lease.



Repair and Maintenance - The Company conducts routine repairs and maintenance, as needed, of its communities on a regular basis. Several of the Company's communities have been in operation for ten years or more. The Company has no other current plans for significant expenditures relating to its existing communities and considers them to be in good repair and working order.


Community Description

The Company's existing communities as of March 30, 2001 range in size from 12 to 163 units, are from one to three stories and from 10,000 to 150,000 square feet. Most communities have a large family room, usually equipped with a fireplace, a spacious open dining area, library, TV room, commercial kitchen, beauty salon, laundry and indoor and outdoor recreational areas. Units generally range in size from approximately 330 to 400 square feet for a studio unit, 470 to 650 square feet for a one-bedroom unit and 680 to 850 square feet for a two-bedroom unit. Assisted living units, among other amenities, typically include a private bathroom, kitchenette, closets, living and sleeping areas, a lockable door, emergency call system, individual room temperature controls and fire alarm and sprinkler systems.

Alzheimer's care units are approximately the same size as studios and contain only sleeping, limited storage and, in some units, bathroom areas. Most do not have emergency call systems but do have sprinkler and fire alarm systems.


Operations

The day-to-day operations of each community are managed by an Executive Director who is responsible for all operations of the community, including overseeing the quality of care and services, marketing, coordinating social activities, monitoring financial performance and ensuring appropriate maintenance of the grounds and building. The Company also consults with outside providers, such as pharmacists and dieticians, to assist residents with medication review, menu planning and response to any special dietary needs. Personal care, dietary services, housekeeping and laundry services are performed primarily by line staff who are either part or full-time employees of the Company and who are trained to perform a variety of such services. Part or full-time employees perform most building maintenance services, while third party contractors generally perform elevator, HVAC maintenance and landscaping services.

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

The Company has attracted and continues to seek highly dedicated and experienced personnel. The Company has created formal training programs accompanied by review and evaluation procedures to help ensure quality care for its residents. The Company believes that education, training and development enhance the effectiveness of its employees. All employees are required to complete training programs which include a core curriculum comprised of personal care basics, job related specific training, Alzheimer's disease processes, first aid, fire safety, nutrition, infection control and customer service. Executive Directors receive training in all of these areas, plus marketing, community relations, healthcare management and fiscal management. In addition to some classroom training, the Company's communities provide new employees with on the job training, utilizing experienced staff as trainers and mentors.

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

The Company's philosophy of management is to demonstrate by its actions and require from its employees high standards of personal integrity, to develop a climate of openness and trust, to demonstrate respect for human dignity in every circumstance, to be supportive in all relationships, to promote teamwork by involving employees in the management of their own work and to promote the free expression of ideas and opinions.

The Greenbriar Chaplaincy Program - The Company has employed a Chaplain and he has established a "Spirituality in Aging" program that helps the Company's goal of meeting the emotional and spiritual needs of its residents, their families, and the employees of Greenbriar. The Chaplain is available for immediate support on a toll free number and visits the Company's communities on a scheduled basis to conduct training seminars for residents, families, employees and the public.

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

Regular Community Inspections - Community inspections are conducted by corporate personnel (including the vice president of construction and maintenance, the vice president of operations and the director of medical services) and regional staff on a regular basis. These inspections cover the appearance of the exterior and grounds, the appearance and cleanliness of the interior, the professionalism and friendliness of staff, resident care plans, the quality of activities and the dining program, observance of residents in their daily living activities and compliance with governmental regulations. A detailed community audit program is used to ensure the inspections are thorough and to facilitate required corrective action.


Marketing

The Company's marketing and sales efforts are undertaken at corporate, regional and local levels. These efforts are intended to create awareness of a community and its services among prospective residents, their families, other key decision-makers and professional referral sources. The Company develops overall strategies for promoting its communities throughout its markets and continuously assesses the success of these efforts. Most communities have, on staff, a community relations coordinator dedicated to sales and marketing activities and is guided and trained by corporate and operational personnel. For smaller communities who do not have a community relations coordinator, the Executive Director performs the sales and marketing functions.

The Company engages in traditional types of marketing activities, such as special events, direct mailings, print advertising, signs and yellow page advertising. These marketing activities and media advertisements are directed to potential residents and their adult children, who often comprise the primary decision makers for placing a frail elderly relative in an assisted living setting.


Government Regulation

Healthcare is an area of extensive and frequent regulatory change. The assisted living industry is relatively new and, accordingly, the manner and extent to which it is regulated at the Federal and state levels is evolving at a steady pace. Currently, most states have a licensure category or statute that uses the term "assisted living." Several states are proposing regulations using the term. More than forty states have specific language in statute, licensure regulations (including states with draft regulations) or Medicaid policy that addresses the philosophy of assisted living. Several states, including Texas and North Carolina have or are reviewing licensure regulations and increasing the role of state personnel in monitoring and controlling the assisted living industry.

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

Currently, only a few states have CON requirements for assisted living communities. If Federal and state reimbursement increase or overbuilding continues in the industry other states may initiate CON requirements. This is not happening at this time and there is significant overbuilding in many markets. Consequently most major companies have either stopped or greatly reduced their development programs. Conversely, small operators and individual entrepreneurs continue to build, even in overbuilt markets.

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

Regulation of the industry is likely to increase, particularly for those providers accepting Medicaid reimbursements. Federal and state governments regulate various aspects of the Company's business. The Company is subject to Federal and state anti-remuneration laws, such as the Federal health care program anti-kickback law that governs various types of financial arrangements among health care providers and others who may be in a position to refer or recommend patients to these providers. This law prohibits direct and indirect payments that are intended to induce the referral of patients to, the arranging of services by, or the recommending of a particular provider of health care items or services. The Federal health care program anti-kickback law has been interpreted to apply to some contractual relationships between health care providers and sources of patient referral. Similar state laws vary from state to state, are sometimes vague and have rarely been interpreted by courts or regulatory agencies. Violation of these laws can result in loss of license, civil or criminal penalties and exclusion of health care providers or suppliers from furnishing covered items or services to beneficiaries of the Federal health care program. The Company cannot be sure that these laws will be interpreted consistently with its practices.

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

Competition

The long-term care industry is highly competitive and the assisted living and Alzheimer's care businesses in particular have and will continue to become increasingly competitive in the future. The Company competes with other assisted living companies and numerous other companies providing similar long-term care alternatives such as home healthcare agencies, community-based service programs, retirement communities and convalescent centers (nursing homes). In addition, the Company competes with a number of tax-exempt nonprofit organizations which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company and which are generally exempt from income tax. In most markets where the Company operates or plans to operate the level of competition is rapidly increasing both from regional, national and local providers. The Company expects this trend to continue and many markets are already overbuilt and more will be overbuilt in the future. If reimbursement programs, such as the Medicaid waiver program, increase, assisted living competition will grow from existing and new companies focusing primarily on assisted living. Nursing home centers that provide long-term care services are also a source of competition for the Company, particularly with respect to Alzheimer's care services. Many of the Company's present and potential competitors have, or may have access to, greater financial, management and other resources than those of the Company. There can be no assurance that competitive pressures will not have a material adverse effect on the Company.

The Company competes with other providers of elderly residential care on the basis of the breadth and quality of its services, the quality of its communities and on price. The Company believes that it competes favorably in these areas and in its recruitment and retention of qualified personnel and reputation among local referral sources. The Company also competes with other providers of long-term care in the acquisition and development of additional communities.

The Company also competes with other providers of long-term care in attracting and retaining qualified and skilled personnel. In recent years, the healthcare industry has experienced a shortage of qualified healthcare professionals. The Company's operations require some professionally certified (RN or LPN) staff, primarily for supervision of care staff. While the Company has been able to retain the services of an adequate number of professionals to staff its communities appropriately and maintain its standards of quality care, there can be no assurance that continued shortages will not affect the ability of the Company to maintain the desired staffing levels. In some markets, non-licensed staff has become a recruitment challenge. Unemployment rates are significantly below the national average in a few markets.


Insurance

The provision of personal and healthcare services entails an inherent risk of liability compared to more institutional long-term care communities. Assisted living communities of the type operated by the Company, especially its dementia care communities, offer residents a greater degree of independence in their daily lives. This increased level of independence, however, may subject the resident and the Company to certain risks that would be reduced in more institutionalized settings. The Company currently maintains liability insurance intended to cover such claims that it believes is adequate based on the nature of the risks, its historical experience and industry standards. The Company also carries property insurance on each community in amounts that it believes to be adequate and standard in the industry.


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

The Company has conducted environmental assessments on most of its existing communities that it operates plus one community it leases. These assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations or is the Company aware of any such environmental liability. The Company owns nine communities that have been operated for periods ranging from 2 to 19 years for which environmental assessments have not been obtained. The Company believes that all of its communities are in compliance in all material respects with all Federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its communities.

Control by Insiders

As of March 30, 2001, the Company's officers, directors and affiliated entities owning more than 5% of the Company's outstanding stock owned approximately 45.5% of the outstanding shares of Common Stock. Mr. James R. Gilley, President, Chief Executive Officer and Chairman of the Board of the Company, and one corporation wholly owned by him and his spouse, beneficially owned an aggregate of approximately 25.9% of the outstanding Common Stock of the Company. Mr. Victor
L. Lund, a director of the Company and the founder of Wedgwood (a company acquired by the Company in 1996), beneficially owned approximately 14.6% of the outstanding shares of Common Stock. Mr. William Shirley, a director of the Company, due principally from the sale to the Company of assisted living communities, beneficially owns approximately 5% of the outstanding Common Stock of the Company. In addition, the Gilley family owns series D Voting Preferred Stock, which is the equivalent of 675,000 Voting Shares. Accordingly, such individuals will have the ability, by voting their shares in concert, to significantly influence (i) the election of the Company's Board of Directors and, thus, the direction and future operations of the Company, and (ii) the outcome of all other matters submitted to the Company's stockholders, including mergers, consolidations and the sale of all or substantially all of the Company's assets. In addition, the Company's officers and directors, including James R. Gilley, currently hold options or conversion rights to acquire 1,168,000 shares of Common Stock. The issuance of additional shares of Common Stock pursuant to the exercise of these stock options granted under the Company's stock option plan would increase the number of shares held by the Company's executive officers and directors in the future.


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


Employees

At March 30, 2001, the Company employed 1091 employees, including 746 full-time and 345 part-time employees. The Company believes it maintains good relationships with its employees. None of the Company's employees are represented by a collective bargaining group.


Corporate Offices

The Company's principal office is a 27,500 square foot building that it owns in Addison, Texas. The Company has sold this office building in the first quarter of 2001 and will be relocating to approximately 12,000 square feet of leased space in Addison, Texas in April of 2001. The leased space will meet the Company's needs for the foreseeable future.

ITEM 2: DESCRIPTION OF PROPERTIES
---------------------------------

See Item 1 for a discussion of properties owned or leased by the Company.


ITEM 3: LEGAL PROCEEDINGS
-------------------------

The Company is involved from time to time in legal proceedings that are incidental to its business. The following are the legal proceedings that are pending at March 30, 2001.


LSOF Pooled Equity L.P. vs Greenbriar Corporation

In LSOF Pooled Equity L.P. vs Greenbriar Corporation, Cause # 00-08824, 162nd Judicial District Court of Dallas County, Texas the plaintiff seeks to have the court affirm that its action taken on October 30, 2001 to convert its preferred stock into approximately 80% of Greenbriar outstanding common stock was proper.

In December 1997 the Company sold Series F and Series G convertible preferred shares for $22,000,000 less selling and offering costs of $453,000. Payment was received on January 13, 1998. The preferred stockholders receive a cash dividend of 6% payable quarterly. The sale was to Lone Star Opportunity Fund, L.P. Subsequent to the initial transaction the preferred stock was sold or transferred to LSOF Pooled Equity L.P. ("LSOF").

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

In January 2000 Greenbriar and the preferred stockholders entered into an agreement whereby Greenbriar would redeem the Series F & G preferred stock from proceeds generated from the sale or refinancing of certain assets ("the redemption agreement"). In connection with the redemption agreement the Company paid LSOF a total of $4,760,000 during 2000.

The original agreement provides the Series F & G preferred stockholders the option to convert beginning January 13, 2000. The agreement further provides for a mandatory redemption on January 13, 2001. Greenbriar received a notice dated October 30, 2000, from LSOF advising that they were electing to convert the outstanding shares of preferred stock into common stock. Such notice set forth the holder's position that, as a result of certain employee stock options issued by the Company, the conversion price of the preferred stock had been reduced from $17.50 per share to $0.69 per share, and that the Company must issue 27,502,855 shares of common stock upon conversion. If such shares were issued, they would constitute approximately 80% of the Company's outstanding common stock and represent a change in the control of Greenbriar. The Company would be forced to obtain stockholder approval of the issuance of such a large block of common stock or face a delisting of its common stock on the American Stock Exchange. In the event such conversion occurred, the Company's obligation to pay the holder the Cash Payment distribution that is due upon a conversion or redemption of preferred stock would be reduced from approximately $27,166,000 to approximately $8,600,000.

The Company believes that the conversion price was not properly subject to adjustment and, if the holder were to have converted, it would be at the $17.50 conversion price stated in the terms of the preferred stock agreement. The Company's position is based, in part, upon the holder's failure to follow all procedures for adjustment and conversion at the adjusted price and on the Company's rescission of the employee stock options that were the basis for the holder's purported adjustment.

LSOF filed a declaratory judgment action in the State District Court in Dallas County, Texas seeking a finding that it is entitled to a $0.69 conversion price. The Company filed specific denials and affirmative defenses and counterclaims in defense of such action, seeking, among other things, a contrary ruling that the conversion price was not adjusted.

On January 11, 2001, the preferred stockholder filed an application in the lawsuit filed in October, to obtain a temporary restraining order to prevent the Company from converting the preferred stock into common stock at the rate of $17.50 per share pursuant to the mandatory conversion clause of the preferred stock, appointing any new board members or from engaging in any transactions not in the ordinary course of business. The court denied the injunction on the basis that the plaintiff had adequate legal remedies and had failed to show that the Registrant was threatening to take any immediate actions to the detriment of the plaintiff.

On January 13, 2001, the Company took the action mandated by the terms of the Series F and G Convertible Preferred Stock to convert the shares of Series F and G Convertible Preferred Stock remaining outstanding into 1,054,202 shares of common stock and acknowledged its obligation to pay the holder the approximate $27,166,000 "make-whole" amount as funds for repayment become lawfully available.

On January 15, 2001, the Company received a notice dated January 12, 2001 from the former holder of the preferred stock to the effect that the Company was in default of the Preferred Stock Purchase Agreement for failing to provide a quarterly compliance certificate, failing to meet various financial covenants and failing to notify the holder of such defaults. LSOF contends that these alleged breaches of covenants triggered penalty dividends under the terms of the preferred stock and that Greenbriar's failure to pay those penalty dividends entitles the LSOF to appoint 70% of the Board of Directors. The Company disputes all such defaults and alternatively claims that such defaults have been waived, reformed or that LSOF is estopped from asserting them. The Company further disputes that any penalty dividends were due under the terms of the preferred stock agreement.

The State District Court ("the Court") has set July 23, 2001 as the trial date for this matter.

On March 29, 2001, the Court considered a motion brought by LSOF seeking partial summary judgment on certain issues. On April 5, 2001, the judge in this case signed an order granting LSOF's motion as follows:

         (a) The correct conversion price of the Series F and Series G Preferred Stock was $0.69 per share based upon Greenbriar's issuance of $0.69 per share options.

         (b) LSOF's Conversion Notice complied with the requirement for conversion under the Certificates of Designation.

         (c) The conversion price remained $0.69 per share even if Greenbriar rescinded the $0.69 per share options after LSOF served its conversion notice based on $0.69 per share of Greenbriar common stock.

The Company has filed a Motion for Reconsideration and the judge has scheduled a hearing for April 19, 2001. Should the Company not prevail in its motion, the order signed on April 5, will be a material factor at the trial on July 23, 2001.


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


Lifestyles, Senior Housing Managers, LLC v. Greenbriar et al

In 1995 Lifestyles Senior Housing Managers, LLC (Lifestyles) entered into a contract to manage an assisted living community in Seaside, OR named Neawanna By the Sea (Neawanna). In March 2000 Lifestyles organized and held a meeting with the executive director of Neawanna for the purpose of offering her the position of manager of an assisted living community not affiliated with Greenbriar.
Greenbriar believes the action of Lifestyles represented a breach of their fiduciary duty as the manager and terminated the management contract. Lifestyles believes their termination was unjustified, seeks damages of approximately $800,000 and demanded the matter be submitted to binding arbitration, which is called for in the management contract. The arbitration hearing was held on February 19-21, 2001. On April 9, 2001, the Company was notified that the arbitration panel had awarded Lifestyles $400,000. The Company is considering its legal options but has recorded the award to Lifestyles as well as related legal fees and other costs in its financial statement for 2000.

The Company has been named as defendant in other lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.


                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

The Company's Common Stock is traded under the symbol "GBR" and is listed on the American Stock Exchange. The high and low closing sales prices of the Company's
Common Stock on the American Stock Exchange during the last two fiscal years:

                                    2000                       1999
                               High        Low            High        Low
                            ---------------------      ---------------------

        First Quarter          $3.98      $ .69           $3.25      $2.06
        Second Quarter          1.63       1.00            2.50       2.00
        Third Quarter           1.31        .63            2.13       1.63
        Fourth Quarter           .88        .25            1.63        .50

The Company has not paid cash dividends on its Common Stock during at least the last ten fiscal years and, for the foreseeable future, the Company expects to retain all earnings to pay down long-term debt and to finance the future expansion and development of its business. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will be dependent on the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant. The Company's ability to pay dividends in the future may be limited by the terms of future debt financing and other arrangements.

No dividends can be paid on the Company's common stock if dividends are in arrears on the Company's preferred stock.

The closing price on the Company's common stock on March 5, 2001, was $0.40 per share. As of March 28, 2001, there were 2,412 holders of record of the Company's common stock.


ITEM 6: SELECTED FINANCIAL DATA
-------------------------------

                                                          (Amounts in thousands, except per share data)
                                                                 For the Years Ended December 31,

                                               2000         1999         1998         1997         1996
                                             ---------    ---------    ---------    ---------    ---------
Operating revenue                            $  41,261    $  41,260    $  53,521    $  38,979    $  29,785
Operating expenses                              38,850       38,323       55,216       39,958       34,719
Write down of assets                             7,461         --           --           --           --
                                             ---------    ---------    ---------    ---------    ---------
Operating profit (loss)                         (5,050)       2,937       (1,695)        (979)      (4,934)

Earnings (loss) from continuing operations
before income taxes                          $ (10,623)   $      82    $ (10,602)   $ (10,297)   $  (7,995)

Basic and diluted loss per common share
                                             $   (1.96)   $    (.62)   $   (1.86)   $    (.92)   $    (.99)

BALANCE SHEET DATA:
Total assets                                 $ 102,588    $ 119,908    $ 130,353    $ 151,243    $ 116,701
Long-term debt                               $  50,887    $  50,477    $  58,154    $  54,851    $  54,717
Total liabilities                            $  68,944    $  69,425    $  78,516    $  88,726    $  80,549
Preferred stock redemption obligation        $  26,988    $  27,763    $  21,748         --           --
Total stockholders' equity                   $   6,656    $  22,720    $  30,089    $  62,517    $  36,152


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------


Overview

During 1994 the Company began a series of steps to focus its business on the development, management and ownership of assisted living properties. The Company's historical businesses during the past five years have included ownership and operation of skilled nursing and retirement centers, real estate investments and manufacture and leasing of electric convenience vehicles and wheelchairs. The nursing and retirement centers, convenience vehicle businesses and real estate investments have been sold. During 1994, the Company began independently to develop its assisted living business, began construction of its first assisted living community in July 1995, and opened that community to residents on May 30, 1996. By July 1, 1996, the Company (not including the communities of Wedgwood and American Care) had three additional assisted living communities under construction. In order to increase the Company's presence in the assisted living industry, create geographic diversity and obtain experienced personnel, the Company acquired Wedgwood in March 1996, American Care in
December 1996, Windsor in October 1997 and Villa in December 1997. The acquisitions of Wedgwood, Windsor and Villa have been accounted for as purchases, and the historical financial statements of the Company do not include any revenues or earnings (losses) attributed to those operations prior to the acquisition. The American Care acquisition has been accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated to include the accounts and operations of American Care for all periods prior to the acquisition. At December 31, 1997 the Company operated 55 communities that were owned, leased or managed for third parties.

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


Fiscal 2000 as Compared to Fiscal 1999

Revenues and Operating Expenses from Assisted Living Operations. Revenues increased to $41,261,000 in 2000 compared to $41,260,000 in 1999. Community operating expenses, which consist of assisted living community expense, lease expense and depreciation and amortization, were $33,402,000 in 2000 as compared to $34,010,000 in 1999. There were two communities disposed of in 1999 and another two communities disposed of in 2000. The revenue and community operating expenses for these four communities in 1999 and 2000 respectively were $2,948,000 and $2,776,000 compared to $995,000 and $1,210,000. In addition to the decrease in revenue and community operating expenses from the disposition of these four communities, there has been an increase in the same store revenue in 2000 that is attributable to an increase in both census and average rental rates. This increase in census has also resulted in a corresponding increase in community operating expenses. The community operating expense margin increased from 18% in 1999 to 19% in 2000.

Corporate General and Administrative Expenses. These expenses were $5,448,000 in 2000 as compared to $4,313,000 in 1999. The increase in the corporate general and administrative expenses between 2000 and 1999 is primarily a result of the increase in corporate legal expenses associated with the ongoing litigation with LSOF and the arbitration award in the Lifestyles, Senior Housing Managers matter. See further discussion of legal proceedings at Item 3: Legal Proceedings.

Write-off of Impaired Assets and Related Expenses. In 2000, the Company recorded a write-off of impaired assets and related expenses of $7,461,000.

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

The Company was informed that the financial condition of the four nursing homes had deteriorated, that they failed to make the mortgage payment, and that the first mortgage holder foreclosed on the property in June 2000. The Company is actively pursuing collection of its judgment from Southern Care as well as from its officers, directors and a third party trustee. However, under the circumstances the Company is writing off the entire $4,525,000 (see Item 3:
Legal Proceedings for more information regarding Southern Care Corporation).

The Company decided in 2000 to dispose of two assisted living communities, which are not meeting operating performance expectations. These communities were written down to net realizable value at June 30, 2000. One of these communities was disposed of in the quarter ending September 30, 2000. Also, a third community whose operations have deteriorated was written down based on management's estimate of future cash flows pursuant to the provisions of Statement of Financial Accounting Standards No. 121. In addition certain receivables associated with these properties were written off. These write offs substantially account for the remainder of the write-off of impaired assets and related expenses

Interest and Dividend Income. Interest and dividend income was $406,000 in 2000 as compared to $599,000 in 1999. In the fourth quarter of 1999, the Company entered into an agreement to sell its preferred stock in New Life Corporation. Prior to this agreement, the Company had been receiving quarterly cash dividends on this preferred stock.

Interest Expenses. These expenses increased to $5,759,000 in 2000 as compared to $5,632,000 in 1999. Interest expense decreased $275,000 as a result of the disposition of two owned communities in 1999. The increase in 2000 interest expense for communities owned in both 1999 and 2000 is a result of the increase in variable interest rates throughout 2000.

Other income (expense), net. Other income (expense) was ($220,000) in 2000 and $2,178,000 in 1999. The 2000 expense of ($220,000) is the result of a gain on the divestiture of assets in the amount of $49,000 and the minority interest in one community of ($359,000) as well as the amortization of deferred income of $72,000. The divestiture of assets included three parcels of raw land and two communities that did not meet the Company's long-term strategies.

The 1999 income is primarily the result of the divestiture of assets. The preferred stock investment in NewLife Corporation was disposed of resulting in a gain of $2,166,000. In addition, the disposition of two assisted living communities that did not meet the Company's long-term strategies resulted in a loss of ($186,000).


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

The other income (expense) for 1998 was ($3,009,000). This expense is a result of the divestiture of 22 communities in six separate transactions with third parties and the termination of 3 agreements to manage communities for third parties. Nine leased communities in North Carolina, whose primary reimbursement source was Medicaid, were transferred to a Florida based company for no consideration. The leases on two other North Carolina communities, whose primary pay or source was Medicaid, were terminated. One other owned North Carolina community was sold to a company for proceeds of $5,800,000. A leased community in Florida was sold to a Tennessee based company for proceeds of $375,000. Eight leased communities in Texas, whose primary reimbursement source was Medicaid, were transferred to a Fort Worth based company. One other owned community in Oregon was subleased to a local operator.

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


Liquidity and Capital Resources

At December 31, 2000, the Company had current assets of $3,862,000 and current liabilities of $6,585,000.

In December 1997 the Company sold Series F and Series G convertible preferred shares for $22,000,000 less selling and offering costs of $453,000. Payment was received on January 13, 1998. The preferred stockholders receive a cash dividend of 6% payable quarterly. The sale was to Lone Star Opportunity Fund, L.P. Subsequent to the initial transaction the preferred stock was sold or transferred to LSOF Pooled Equity L.P. ("LSOF").

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

The 14% guaranteed return is being accreted by a charge to accumulated deficit. The amount of the Cash Payment that would be required assuming conversion at each balance sheet date will be transferred from stockholders equity to temporary equity. At December 31, 2000, a Cash Payment of approximately $26,988,000 would have been due assuming conversion took place on that date.

In January 2000 Greenbriar and the preferred stockholders entered into an agreement whereby Greenbriar would redeem the Series F & G preferred stock from proceeds generated from the sale or refinancing of certain assets ("the redemption agreement"). In connection with the redemption agreement the Company paid LSOF a total of $4,760,000 during 2000.

The original agreement provides the Series F & G preferred stockholders the option to convert beginning January 13, 2000. The agreement further provides for a mandatory redemption on January 13, 2001. Greenbriar received a notice dated October 30, 2000, from LSOF advising that they were electing to convert the outstanding shares of preferred stock into common stock. Such notice sets forth the holder's position that, as a result of certain employee stock options issued by the Company, the conversion price of the Preferred Stock had been reduced from $17.50 per share to $0.69 per share, and that the Company must issue 27,502,855 shares of common stock upon conversion. If such shares were issued, they would constitute approximately 80% of the Company's common stock and represent a change in the control of Greenbriar. The Company would be forced to obtain stockholder approval of the issuance of such a large block of common stock or face a delisting of its common stock on the American Stock Exchange. In the event such conversion occurred, the Company's obligation to pay the holder the "make-whole" distribution that is due upon a conversion or redemption of preferred stock would be reduced from approximately $27,166,000 to approximately $8,600,000.

The Company believes that the conversion price was not properly subject to adjustment, and, if the holder were to have converted, it would be at the $17.50 conversion price stated in the terms of the preferred stock agreement. The Company's position is based, in part, upon the holder's failure to follow all procedures for adjustment and conversion at the adjusted price, and on the Company's rescission of the employee stock options that were the basis for the holder's purported adjustment.

LSOF filed a declaratory judgment action in the State District Court in Dallas County, Texas seeking a finding that it is entitled to a $0.69 conversion price. The Company filed specific denials and affirmative defenses and counterclaims in defense of such action, seeking, among other things, a contrary ruling that the conversion price was not adjusted (see Item 3: Legal Proceedings for more information on LSOF).

On January 13, 2001, the Company took the action mandated by the terms of the Series F and G Convertible Preferred Stock to convert the shares of Series F and G Convertible Preferred Stock remaining outstanding into 1,054,202 shares of common stock and acknowledged its obligation to pay the holder the approximate $27,166,000 Cash Payment amount as funds for repayment become lawfully available.

Although the preferred stock has been converted to common stock the Company is still obligated to pay LSOF the Cash Payment amount. If Greenbriar ultimately prevails in its dispute with LSOF the amount owed is approximately $27,166,000. Greenbriar is continuing its plan to sell or refinance its existing assets to repay LSOF. Although there can be no assurance that the Company will be successful, at current interest rates and property values Greenbriar believes it can obtain sufficient cash to meet all its financial obligations including repaying LSOF.

Subsequent to December 31, 2000, the Company sold their corporate office building in Addison, Texas and received net cash proceeds of $1,477,772. The corporate office will be relocating in April 2001 to approximately 10,000 square feet of leased space in Addison, Texas. In addition, the Company also sold certain garden homes and related property that was adjacent to Camelot Retirement subsequent to December 31, 2000 and received net cash of $866,280.

Future development activities of the Company are dependent upon obtaining capital and financing through various means, including financing obtained from sale/leaseback transactions, construction financing, long-term state bond financing, debt or equity offerings and, to the extent available, cash generated from operations. There can be no assurance that the Company will be able to obtain adequate capital to finance its projected growth


Effect of Inflation

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


Forward Looking Statements

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this filing that are not historical or current facts deal with potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from Greenbriar Corporation's actual future experience involving any one or more of such matters and subject areas relating to interest rate fluctuations, ability to obtain adequate debt and equity financing, demand, pricing, competition, construction, licensing, permitting, construction delays on new developments contractual and licensure, and other delays on the disposition, transition, or restructuring of currently or previously owned, leased or managed communities in the Company's portfolio, and the ability of the Company to continue managing its costs and cash flow while maintaining high occupancy rates and market rate assisted living charges in its assisted living communities. Greenbriar Corporation has attempted to identify, in context, certain of the factors that they currently believe may cause actual future experience and results to differ from Greenbriar
Corporation's current expectations regarding the relevant matter or subject area. These and other risks and uncertainties are detailed in the Company's reports filed with the Securities and Exchange Commission (SEC), including Greenbriar Corporation's Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. (See Management's Discussion and Analysis - Liquidity and Capital Resources appearing elsewhere in this Form 10-K.) If market interest rates average 1% (100 basis points) more in 2001 than they did in 2000, the Company's interest expense would increase and income before income taxes would decrease by approximately $300,000 based on the amount of debt outstanding at December 31,2000. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2001, although there can be no assurances that interest rates will not significantly change.

ITEM 8: FINANCIAL STATEMENTS
----------------------------

The financial statements required by this Item begin at page F-1 hereof.


ITEM  9: CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         ----------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS
-----------------------------------------


Directors and Business Experience
Class I
Term expires in 2001
--------------------

James R. Gilley            Mr.  Gilley has been  Chairman of the  Company  since
Age 66                     November 1989 and was  President and Chief  Executive
                           Officer from November  1989 until  December 16, 1996.
                           He was  re-elected as President  and Chief  Executive
                           Officer on October 2, 1998.

Gene S.  Bertcher          Mr. Bertcher has been Executive Vice President, Chief
Age 52                     Financial  Officer and Treasurer of the Company since
                           November 1989 and was a director from November 1989 until September 1996 and re-elected to the board in 1999. He is a certified public accountant

Paul G.  Chrysson          Mr. Chrysson has been a director of the Company since
Age 46                     May 1995.  He is President of C.B.  Development  Co.,
                           Inc.,  a North  Carolina  real  estate  developer,  a
                           position  he  has  held  for  over  five  years.  Mr.
                           Chrysson  is a member of the boards of  directors  of
                           Boddie-Noell    Properties,    Inc.    and   Wachovia
                           Bank-Forsyth County, Winston-Salem, North Carolina and has served on the boards of various charitable organizations. He has been a licensed real estate agent since 1974 and a licensed contractor since
                           1978.

Class II
Term expires in 2002
--------------------

Matthew G.  Gallins        Mr.  Gallins has been a director of the Company since
Age 44                     June  1994.  Since  1990,  Mr.  Gallins  has  been  a
                           director,  President and Chief Operations  Officer of
                           Gallins  Vending  Company,   Inc.,  a  food  services
                           vending  company.   He  is  a  director  of  Southern
                           Community Bank in Winston-Salem, North Carolina and has served on the boards of various charitable organizations.

Victor L.  Lund            Mr.  Lund has been a director  of the  Company  since
                           1996.  He  founded  Wedgwood  Retirement  Inns,  Inc.
                           ("Wedgwood") in 1977.  Wedgwood became a wholly owned
                           subsidiary of the Company on March 31, 1996. For most
                           of Wedgwood's existence, Mr. Lund was Chairman of the
                           Board,   President  and  Chief   Executive   Officer,
                           positions   he  held  until  the   Company   acquired
                           Wedgwood. He continues to serve as Chairman of the board of Wedgwood.

Class III
Term expires in 2003
--------------------

Don C.  Benton             Mr.  Benton has been a director of the Company  since
Age 46                     June 1994.  He currently  serves as a  consultant  to
                           various  Twelve  Step  ministry   programs.   He  was
                           Director  of  Twelve  Step  Ministries,  Lovers  Lane
                           United  Methodist  Church of Dallas  from 1991  until
                           1997  and  has  been  a  consultant   for   Spiritual
                           Counseling  and Education for the Addiction  Recovery
                           Center  since 1993.  He also served in that  capacity
                           for the Argyle  Specialty  Hospital.  Mr. Benton is a
                           Licensed   Chemical   Dependency   Counselor   and  a
                           Certified Alcohol and Drug Abuse Counselor.

William A.  Shirley, Jr.   Mr.  Shirley has been a director of the Company since
Age 57                     1998.  He was Chairman of the Board and  President of
                           Villa Residential Care Homes, Inc. from 1989 until its acquisition by the Company on December 31, 1997.
                           Mr. Shirley is President of Pascal Enterprises, a real estate investment company wholly owned by Mr.
                           Shirley.

Other Executive Officers and Business Experience

Robert L.  Griffis         Mr.  Griffis has been Senior  Vice  President  of the
Age 65                     Company since  November  1992,  Secretary  since June
                           1994  and  was  a  director   from  June  1994  until
                           September  1996. For the nine years prior to becoming
                           an officer of the  Company,  he was  involved  in the
                           healthcare  industry,  as Senior  Vice  President  of
                           Retirement   Corporation  of  America,   Senior  Vice
                           President of National  Heritage,  Inc.,  President of
                           Health Resources, Inc., President of the long term care division of Clinitex Corp. and, from 1991 to 1992, as a consultant to the Company.


Organization of the Board of directors

The board of directors has the following committees:

             Committee                           Members
             ---------                           -------

             Executive                           James R. Gilley - Chairman
                                                 Victor L. Lund
                                                 Paul G. Chrysson

             Audit                               Matthew G. Gallins - Chairman
                                                 Paul G. Chrysson
                                                 William A. Shirley, Jr.

             Compensation Committee              Matthew G. Gallins, Chairman
                                                 Don C. Benton
                                                 Paul G. Chrysson

             Conflicts of Interest               Paul G. Chrysson - Chairman
                                                 Don C. Benton
                                                 Matthew G. Gallins

The executive committee conducts the normal business operations of the Company and acts as the nominating committee. The audit committee recommends an independent auditor for the Company, consults with such independent auditor and reviews the Company's financial statements. The compensation committee fixes the compensation of officers and key employees of the Company and administers the Company's stock option plans. The conflicts of interest committee receives and investigates any reports of or perceived conflicts of interest in any activities undertaken by the Company.

The board of directors met once and approved four actions by unanimous consent, the audit committee met once and the compensation committee met once during 2000.


Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), or upon written representations received by the Company, the Company is not aware of any failure by any director, officer or beneficial owner of more than 10% of the Company's common stock to file with the Securities and Exchange Commission, on a timely basis, any Form 3, 4 or 5 relating to 1998.


ITEM 11: EXECUTIVE COMPENSATION
-------------------------------

The following tables set forth the compensation paid by the Company for services rendered during the fiscal years ended December 31, 2000, 1999 and 1998 to the Chief Executive Officer of the Company and to the other executive officers of the Company whose total annual salary in 2000 exceeded $100,000, the number of options granted to any of such persons during 2000 and the value of the unexercised options held by any of such persons on December 31, 2000.

                           Summary Compensation Table

                                       Long Term Compensation-
                                                     Number of
                                                     Shares of
            Name and                    Annual      Common Stock      All
           Principal                 Compensation-   Underlying      Other
           Position            Year    Salary          Options   Compensation(1)
-----------------------------  ----  -------------- ------------ ---------------

James R. Gilley,               2000     $460,000       200,000       $5,500
Chairman, President and Chief  1999      479,000       200,000        6,500
Executive Officer              1998      414,000       200,000        6,500


Gene S. Bertcher,              2000      185,000             -       $4,500
Executive Vice President and   1999      198,000       200,000        4,500
Chief Financial Officer        1998      162,000       100,000            -


Robert L. Griffis,             2000      100,000             -            -
Senior Vice President          1999      111,000             -            -
                               1998       90,000        30,000            -


(1)  Constitutes directors' fees paid by the Company to the named individuals.

                               Option Grants Table
                       (Option Grants in Last Fiscal Year)


                    Number of      Percent of
                   Securities     Total Options
                   Underlying       Granted to     Exercise or
                     Options      Employees in     Base Price     Expiration
    Name             Granted       Fiscal Year     Per Share          Date
---------------    -----------    -------------    -----------    ----------

James R. Gilley      200,000           100%           $0.38        12/31/10


                   Aggregated Option Exercises in Last Fiscal
                          Year and FY-End Option Values



                                                                            Value of Unexercised
                                               Number of Securities             In-the-Money
                      Shares                  Underlying Unexercised          Options at 1999
                     Acquired      Value      Options at 1999 FY-End              FY-End
      Name         on Exercise   Realized   Exercisable  Unexercisable   Exercisable  Unexercisable
      ----         -----------   --------   -----------  -------------   -----------  -------------
James R. Gilley         --           --       1,000,000         --          --              --

Gene S. Bertcher        --           --          20,000         --          --              --


Stock Option Plan

The compensation committee administers the Company's 1992 Stock Option Plan, as amended (the "1992 Plan"), 1997 Stock Option Plan (the "1997 Plan") and the 2000 Stock Option Plan (the "2000 Plan") each of which provides for grants of incentive and non-qualified stock options to the Company's executive officers, as well as its directors and other key employees, and consultants in the case of the 1997 Plan and 2000 Plan. Under the three Plans, options are granted to provide incentives to participants to promote long-term performance of the Company and specifically, to retain and motivate senior management in achieving a sustained increase in stockholder value. Currently, none of the Plans has a pre-set formula or criteria for determining the number of options that may be granted. The exercise price for an option granted is determined by the compensation committee, in an amount not less than 100 percent of the fair market value of the Company's common stock on the date of grant. The compensation committee reviews and evaluates the overall compensation package of the executive officers and determines the awards based on the overall performance of the Company and the individual performance of the executive officers. The Company currently has reserved 217,500 shares of common stock for issuance under the 1992 Plan, 500,000 shares of common stock under the 1997 Plan and 500,000 shares of common stock under the 2000 Plan. As of March 26, 2001 options have been granted for 188,000 shares reserved under the 1992 Plan. No options are issued for the 1997 or 2000 Plans.

Compensation of Directors

The Company pays each director a fee of $2,500 per year, plus a meeting fee of $1,000 for each board meeting attended.

Employment Agreements

The Company has an employment agreement with James R. Gilley, Chairman, President and Chief Executive Officer, dated January 1, 1997 that provides for a three-year term that recommences each day. The agreement provides for a base salary of $460,000 and 200,000 fully vested non-qualified stock options each year through 2000 in lieu of any cash bonus. The agreement may be terminated only upon resignation, mutual consent or for good cause.

The Company has an employment agreement with Gene S. Bertcher, Executive Vice President and Chief Financial Officer. The agreement, dated January 1, 1997, provides for a two-year term that recommences each day. The agreement provides for compensation of $180,000 per year, discretionary bonus and may be terminated early only upon resignation, mutual consent or for good cause.

Compensation Committee Report

The compensation paid to the Company's executive officers is reviewed and approved annually by the compensation committee of the board of directors. The compensation committee consists entirely of non-employee directors. Current members of the committee are Messrs. Benton, Chrysson and Gallins. In addition to approving annual compensation for the Company's executive officers, the compensation committee approves any incentive awards for executive officers and other key employees, any stock option grants and additional benefits such as the Company's 401(k) plan.

The Company's compensation philosophy is to attract, retain and reward executives who have shown they are capable of leading the Company in achieving its business objectives and performance goals. These objectives include preserving and increasing the Company's asset value; positioning the Company's operations in geographic markets offering long term, profitable growth opportunities; preserving and enhancing stockholder value and keeping the Company competitive in its marketing and operations. The accomplishment of these objectives is measured against conditions prevalent in the assisted living industry. In recent years the industry has grown to be a highly competitive industry for residents, real estate and services in a rapidly changing regional and national environment.

The compensation committee determined that the primary forms of executive compensation should be base salary and stock options. The Company's performance is a key consideration (to the extent that such performance can be fairly attributed or related to an executive's performance) and each executive's responsibilities and capabilities are key considerations. The committee strives to keep executive base salaries competitive for comparable positions in other corporations where possible. In addition, the committee believes in equity compensation wherein executives will be additionally rewarded based on increasing the Company's stockholder value. Base salaries are predicated on a number of factors, including:

o        recommendation of the Chief Executive Officer;
o        knowledge of similarly situated executives at other companies;
o        the executive's position and responsibilities within the Company;
o the compensation committee's subjective evaluation of the executive's contribution to the Company's performance;
o        the executive's experience and
o        the term of the executive's tenure with the Company.

Chief Executive Officer Compensation

James R. Gilley, President and Chief Executive Officer, has an employment agreement with the Company providing, among other things, his base salary and other benefits. As a result, the compensation committee did not review compensation for the Chief Executive Officer position.

Compensation Committee

Matthew Gallins, Chairman
Don Benton
Paul Chrysson

                                PERFORMANCE GRAPH

The following graph compares the cumulative total return on a $100 investment in the Company's common stock on December 31, 1996 through December 31, 2000, based on the Company's closing stock price on December 31, for each of those years. The same information is provided for the Standard & Poor 500 index and for an industry peer group1.

                               [GRAPHIC OMITTED]





-----------
1 The company considers its peer group to be public companies whose business is primarily in the assisted living industry. Those companies are Alterra Healthcare Corporation, ARV Assisted Living, Inc., Assisted Living Concepts, Inc., Emeritus Corporation, Regent Assisted Living, Inc. and Sunrise Assisted Living, Inc.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The following table sets forth as of March 26, 2001, certain information with respect to all stockholders known by the Company to own beneficially more than 5% of the outstanding common stock and Series D preferred stock (which are the only outstanding classes of securities of the Company, except for Series B preferred stock, the ownership of which is immaterial), as well as information with respect to the Company's common stock and Series D preferred stock owned beneficially by each director, director nominee, and current executive officer whose compensation from the Company in 2000 exceeded $100,000, and by all directors and executive officers as a group. Unless otherwise indicated, each of these stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                        Preferred Stock                              Common Stock
                                   -----------------------         ---------------------------------------------
                                                                                             Number of shares
                                                                                              Assuming Full
                                      Number       Percent          Number     Percent   Conversion of Preferred   Percent
 Name and Address                       of            of              of          of            Stock and            of
 of Beneficial Owner                  Shares       Series           Shares      Class      Options by Holder        Class
 -------------------------------   ----------      -------          ---------  -------   -----------------------   -------

                                   Series D Preferred Stock(1)

James R.  Gilley(2 & 3)               675,000         100%          2,340,851    24.8%           2,678,351           27.4%
4265 Kellway Circle
Addison TX 75001

Sylvia M.  Gilley(2 & 3)              675,000         100%          2,340,851    24.8%           2,678,351           27.4%
6211 Georgian Court
Dallas TX 75240

Victor L.  Lund(4)                       --            --           1,214,961    14.6%           1,214,961           14.6%
816 NE 87th Avenue
Vancouver WA 98664

Floyd B.  Rhoades(5)                     --            --             951,820    11.2%             951,820           11.2%
95 Argonaut Street
Aliso Viego CA 92656

Gene S.  Bertcher(6)                     --            --              66,000      *                66,000             *
4265 Kellway Circle
Addison TX 75001

Robert L.  Griffis(7)                    --            --              30,000      *                30,000             *
4265 Kellway Circle
Addison TX 75001

Matthew G.  Gallins(8)                   --            --              10,000      *                10,000             *
715 Stadium Drive
Winston-Salem NC 27101

Paul G.  Chrysson(8)                     --            --              10,000      *                10,000             *
1045 Burke Street
Winston-Salem NC 27101

Don C.  Benton(8)                        --            --              10,000      *                10,000             *
Arrowhead Ranch
Route 1
Clarksville, TX  75246

William A.  Shirley, Jr.(9)              --            --             412,435     5.0%             412,435            5.0%
2621 State Street
Dallas TX 75204

LSOF Pooled Equity, LP(10)               --            --           1,054,202    12.7%           1,054,202           12.7%
600 N Pearl Street, Suite 1550
Dallas TX 75201

American Realty Trust, Inc.(11)
10670 North Central Expressway           --            --              97,500     1.2%              97,500            1.2%
Suite 300
Dallas TX 75231

Basic Capital Management,                --            --             141,260     1.7%             141,260            1.7%
Inc.(11)
10670 North Central Expressway
Suite 600
Dallas TX 75231

Nevada Sea Investments, Inc.(11)         --            --              72,800      *                72,800             *
10670 North Central Expressway
Suite 501
Dallas TX 75231

International Health Products,           --            --             249,085     3.0%             249,085            3.0%
Inc.(11)
10670 North Central Expressway
Suite 410
Dallas TX 75231

Davister Corporation (11)                --            --             251,200     3.0%             251,200            3.0%
10670 North Central Expressway
Suite 410
Dallas TX 75231

Institutional Capital                    --            --             242,500     2.9%             242,500            2.9%
Corporation (11)
10670 North Central Expressway
Suite 411
Dallas TX 75231

All executive officers and            675,000         100%          4,094,247    50.0%           4,431,747           52.0%
directors as a group(1 & 2)
(eight persons)


* Less than one percent

(1) Represents Series D preferred stock, which votes with common stock and Series B preferred stock as one class. Series D preferred stock is convertible into common stock at a rate of one share of common stock for two shares of Series D preferred stock.

(2) The shares are owned by a grantor trust for the benefit of Mr. and Mrs. Gilley. Sylvia M. Gilley is the spouse of James R. Gilley.

(3) Consists of 500,000 shares of common stock owned by JRG Investments Co., Inc., a corporation wholly owned by James R. Gilley ("JRG"); 732,851 shares of common stock owned by a grantor trust for the benefit of James R. and Sylvia M. Gilley; options to James R. Gilley to purchase 200,000 shares of common stock at $0.38 per share, exercisable through December 31, 2010; options to James R. Gilley to purchase
         200,000  shares of  common  stock at  $13.275  per  share,  exercisable through December 31, 2006; options to James R. Gilley to purchase 200,000 shares of common stock at $17.50 per share, exercisable through December 31, 2007; options to James R. Gilley to purchase 200,000 shares of common stock at $2.50 per share, exercisable through December 31, 2008; options to James R. Gilley to purchase 200,000 shares of common stock at $0.69 per share exercisable through December 31, 2009; a warrant to purchase 108,000 shares at an exercise price of $10.00 per share, exercisable through October 1, 2006, owned by the grantor trust for the benefit of Mr. and Mrs. Gilley; and 536,000 shares of common stock owned of record by Mrs. Gilley. Other than shares owned by the grantor trust, Mrs. Gilley disclaims any beneficial ownership of the shares owned by Mr. Gilley and JRG. Mr. Gilley and JRG disclaim beneficial ownership of the shares owned by Mrs. Gilley. Mr. Gilley has pledged all of his shares in JRG to Institutional Capital Corporation (formerly known as MS Holding Corp.), a non-affiliated entity, as collateral for repayment of a promissory note payable by JRG to Institutional Capital Corporation in the remaining principal amount of $2,996,373. Of the shares of common stock owned by the grantor trust, 200,000 shares were acquired by the trust from the Company in November 1993 in consideration of a $2,250,000 partial recourse promissory note executed by the grantor trust and Mr. Gilley (as co-maker). This note bears interest at an annual rate of 5.5% until November 2008, when the entire principal balance and all accrued interest are due. The 200,000 shares purchased by the grantor trust collateralize the note. The grantor trust and Mr. Gilley (as co-maker) have personal recourse only for the first 20% of the principal balance.

(4)      Consists of 1,214,961 shares of common stock owned by Mr. Lund.

(5) Consists of 751,820 shares of common stock owned by Mr. Rhoades, options to Mr., Rhoades to purchase 200,000 shares of common stock at $17.50 per share, and 1,192 shares owned by his spouse. Mr. Rhoades disclaims beneficial ownership of shares owned by his spouse.

(6) Consists of 46,000 shares of common stock issued for promissory notes of $92,500, for which 13,000 shares are currently pledged as collateral and options to purchase 20,000 shares of common stock for $11.25 per share, all of which are vested.

(7) In November 1992, Mr. Griffis obtained a loan from the Company for $75,000 that was used to exercise options to purchase 30,000 shares of the Company's common stock. The shares purchased by Mr. Griffis collateralize the loan.


(8) Consists of options to purchase 10,000 shares of common stock for $17.75 per share.

(9)      Includes 412,435 shares of common stock owned of record by Mr. Shirley.


(10) In accordance with the terms of conversion in the preferred stock agreement dated January 13, 1998 on January 13, 2001 the Series F & G Preferred Stock issued by Greenbriar was converted into 1,054,202 shares of Greenbriar common stock. The holder of the preferred stock is disputing the conversion. They maintain a conversion occurred on October 30, 2000 and they were entitled to receive 27,502,855 shares. This matter is currently being litigated (see Item 3: Legal Proceedings, Item 7: Management Discussion and Analysis and the footnotes to the financial statements).

(11) Based on a Schedule 13D, dated April 8, 1998, filed by each of these entities and by Gene E. Phillips, each of these entities owns of record the number of shares set forth for such entity in the table above and each of such entities and Mr. Phillips disclaim they filed such
         Schedule 13D as a group. According to the Schedule 13D, Basic Capital Management, Inc. may be deemed to beneficially own 311,560 shares, including the shares owned of record by American Realty Trust, Inc. and Nevada Sea Investments, Inc., and Mr. Phillips may be deemed to beneficially own all 1,054,345 shares owned of record and beneficially by these six entities. In the Schedule 13D, Mr. Phillips does not affirm beneficial ownership of any of these shares.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The following paragraphs describe certain transactions between the Company and any stockholder beneficially owning more than 5% of the outstanding common stock, the executive officers and directors of the Company and members of the immediate family or affiliates of any of them, which occurred since the beginning of the 1997 fiscal year.

On November 19, 1993 the Company sold 200,000 unregistered shares of its common stock to The April Trust, a grantor trust for the benefit of James R. Gilley, Chairman, President and Chief Executive Officer of the Company, and his wife, at a price equal to the closing price of the shares on the American Stock Exchange on that date ($11.25) per share for consideration consisting of a $2,250,000 promissory note (for which Mr. Gilley is a co-maker) for the full purchase price thereof, of which 20% of the principal amount of the note is a recourse obligation of Mr. Gilley and the grantor trust and the balance of the note is non-recourse. Such note bears interest at the rate of 5.5% per annum, which accrues and is payable along with all principal upon maturity on November 18, 2003, and is secured by a pledge of the stock back to the Company to hold as collateral for payment of the note pending payment in full. On December 16, 1996, the compensation committee extended the due date of such note to November 18, 2008.

Gene S. Bertcher and Robert L. Griffis, officers of the Company, are indebted to the Company for an aggregate of $92,500 and $75,000, respectively, for notes issued in payment for shares of Common Stock. Mr. Bertcher's notes are secured by a pledge of 13,000 shares of common stock. Mr. Griffis' note is secured by a pledge of his 30,000 shares. Such notes bear interest at a rate equal to any cash or stock dividends declared on the purchased stock and are due in a single installment for each such note on or before October 1, 2002.

As part of the Wedgwood Acquisition and as an accommodation to the sellers to assist them to help achieve a tax-free acquisition, James R. Gilley and members of his family agreed to contribute a retail property in North Carolina to the Company in exchange for 675,000 shares of the Company's Series D preferred stock. Mr. Gilley and his family had owned the retail property for over five years. The consideration received by James R. Gilley and members of his family, valued at $3,375,000, was based upon an independent appraisal of the North Carolina shopping center. The Series D preferred stock is unregistered, has no trading market unless converted to common stock and is entitled to one vote per share on all matters to come before a meeting of stockholders. The Series D preferred stock bears a cumulative quarterly dividend of 9.5% per year, which approximates the cash flow Mr. Gilley and his family members were receiving from the retail property prior to its contribution to the Company. The Series D preferred stock is convertible into unregistered shares of common stock at a ratio of one share of common stock for two shares of Series D preferred stock. Mr. Gilley and his family members and affiliates transferred all of the shares of Series D preferred stock to The April Trust effective April 1997.

The Company agreed to register the shares of common stock into which the Series D preferred stock is convertible under limited circumstances, as follows: the Company agreed to give the holders of such shares the right to demand registration of all or a portion of the common stock upon conversion provided holders of at least a majority of the shares join in such demand; and the Company agreed to give the holders of common stock "piggy-back" registration rights to include all or a portion of the shares in any other registration statement filed by the Company under the Securities Act (other than on Form S-8 or Form S-4), subject to certain rights of the Company not to include all or a portion of such shares under certain circumstances. The Company agreed to pay all expenses of the demand or piggyback registration other than underwriting fees, discounts and commissions.

The Company agreed to register the shares of common stock into which the Series E preferred stock was converted, in connection with the Wedgwood Acquisition, a large percentage of which is held by Victor L. Lund, under limited circumstances, as follows: commencing two years after the closing of the Wedgwood Acquisition, the Company agreed to give the holders of such shares the right to demand registration of all or a portion of the common stock provided at least a majority of the shares join in such demand and the Company agreed to give the holders of the common stock "piggy-back" registration rights to include all or a portion of the shares in any other registration statement filed by the Company under the Securities Act (other than on Form S-8 or Form S-4), subject to certain rights of the Company not to include all or a portion of such shares under certain circumstances. The Company agreed to pay all expenses of the demand or piggyback registration, other than underwriting fees, discounts and commissions. In connection with the Wedgwood Acquisition, the Company entered into a Construction Management Agreement with Victor L. Lund pursuant to which Mr. Lund agreed to serve, for three years following closing of the Wedgwood Acquisition, as a construction manager to oversee construction for the Company of up to 20 assisted living facilities, including those that provide Alzheimer's care, during the term of the agreement. The Construction Management Agreement was terminated by mutual agreement in October 1997. Mr. Lund received monthly fees based on the percentage of completion of each facility with a total fee of $150,000 for each facility successfully completed, less any distributions paid to Mr. Lund from any partnership or limited liability Company in which Mr. Lund and the Company both own equity interests. Mr. Lund was responsible for paying the costs of any construction supervisors or similar on-site personnel employed by him to satisfy his oversight duties to the Company. Mr. Lund owns a 51% equity interest and the Company owns a 49% equity interest in two limited partnerships. The Company has an option to buy Mr. Lund's interests in these partnerships for $10,000.

In 1996 The April Trust purchased a Stock Purchase Warrant from an unaffiliated holder to purchase 108,000 shares of common stock at an exercise price of $12.98 per share. That warrant contains anti-dilution clauses requiring a reduction in the exercise price to adjust for any issuance of common stock at a price less than the exercise price, which had occurred and would occur in connection with the merger with American Care. To eliminate any future conflicts and negotiations of changes in the exercise price, the warrant was amended to fix the exercise price at $10.00 and to extend the termination date until October 1, 2006.

On January 13, 1998, Lone Star Opportunity Fund, L.P. ("Lone Star") purchased 1,400,000 shares of Series F preferred stock and 800,000 shares of Series G preferred stock for an aggregate purchase price of $22,000,000. In the first quarter of 2000 the Company redeemed 267,000 shares of the Series G Preferred Stock. The outstanding Series F preferred stock and Series G preferred stock is convertible into 1,104,572 shares of common stock. The Company agreed to register the shares of common stock into which the Series F preferred stock and Series G preferred stock are convertible under limited circumstances, as follows: the Company agreed to give the holders of such shares the right to demand registration on two occasions of all or a portion of the common stock upon conversion provided holders of at least a majority of the shares join in such demand and the aggregate offering price is equal to at least $3 million; the Company agreed to give the holders of common stock "piggyback" registration rights to include all or a portion of the shares in any other registration statement filed by the Company under the Securities Act (other than on Form S-8 or Form S-4), subject to certain rights of the Company not to include all or a portion of such shares under certain circumstances; and the Company agreed to register the shares on Form S-3 upon conversion, if Form S-3 is available to the Company, as long as the aggregate offering price for the shares registered on such Form S-3 were at least equal to $3 million and provided the Company will not be required to effect more than one registration on Form S-3 during any twelve month period. The Company agreed to pay all expenses of any demand, piggyback or Form S-3 registration, other than underwriting fees, discounts and commissions.

It is the policy of the Company that all transactions between the Company and any officer or director, or any of their affiliates, must be approved by the conflict of interest committee, which is comprised of non-management members of the board of directors of the Company. All of the transactions described above were approved.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(d)      The following documents are filed as a part of the report:

         (1)   FINANCIAL  STATEMENTS: The following financial  statements of the
               Registrant and  the  Report  of   Independent  Public Accountants
               therein are filled as part of this Report on Form 10-K:

               Report of Independent Certified Public Accountants............F-1
               Consolidated Balance Sheets...................................F-2
               Consolidated Statement of Operations..........................F-4
               Consolidated Statement of Changes in Stockholders' Equity.....F-5
               Consolidated Statements of Cash Flows.........................F-6
               Notes to Consolidated Financial Statements....................F-8

         (2) FINANCIAL STATEMENT SCHEDULES: Financial statement schedules have been omitted because the information required to be set forth therein is not applicable, is immaterial or is shown in the consolidated financial statements or notes thereto.

(e) REPORTS ON FORM 8-k: Form 8-K filed on November 14, 2000, disclosing under Item 1: Changes in Control of Registrant, a dispute in litigation over the number of shares to which LSOF Pooled Equity, L.P. is entitled upon conversion of preferred stock into common stock.

(f) Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

         Exhibit
         Number                   Description of Exhibit
         --------   ------------------------------------------------------------
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

         Exhibit
         Number                   Description of Exhibit
         --------   ------------------------------------------------------------
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

         Exhibit
         Number                   Description of Exhibit
         --------   ------------------------------------------------------------
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

          10.13.1 Registrant's 1992 Stock Option Plan (filed as Exhibit 10.13 to Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).

          10.13.2 Registrant's 1997 Stock Option Plan (filed as Exhibit 4.1 to Registrant's Form S-8 Registration Statement, Registration No. 333-33985 and incorporated herein by this reference).

          10.13.3 Registrant's 2000 Stock Option Plan (filed as Exhibit 4.1 to Registrant's Form S-8 Registration Statement, Registration No. 333-50868 and incorporated herein by this reference).

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

         Exhibit
         Number                   Description of Exhibit
         --------   ------------------------------------------------------------
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

          10.37     Employment Agreements dated December 31, 1996

          10.38 Stock Purchase Warrant dated December 31, 1996 between registrant and The April Trust 10.39* Portfolio Divestiture Agreement between certain subsidiaries of the Company, the Company, Health Care REIT and HCRI Texas Properties, Ltd.

          21.1*     Subsidiaries of Registrant.

          23.1*     Consent of Grant Thornton.

          *         Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act"), the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               GREENBRIAR CORPORATION



March 30, 2001                                 By:  /s/ Gene S. Bertcher
                                                    ----------------------------
                                                    Gene S. Bertcher
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         GREENBRIAR CORPORATION


March 30, 2001           By: /s/James R. Gilley
                             ---------------------------------------------------
                             James R. Gilley, President, Chief Executive Officer and Chairman of the Board of Directors


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      March 30, 2001         /s/  James R. Gilley
                             --------------------
                             James R. Gilley, President, Chief Executive Officer
                             and Chairman of the Board of Directors

      March 30, 2001         /s/  Don C. Benton
                             ------------------
                             Don C. Benton, Director

      March 30, 2001         /s/  Gene S. Bertcher
                             ---------------------
                             Gene S. Bertcher, Executive Vice President, Chief
                             Financial Officer and Director

      March 30, 2001         /s/  Paul G. Chrysson
                             ---------------------
                             Paul G. Chrysson, Director

      March 30, 2001         /s/  Matthew G. Gallins
                             -----------------------
                             Matthew G. Gallins, Director

      March 30, 2001         /s/  Victor L. Lund
                             -------------------
                             Victor L. Lund, Director

      March 30, 2001         /s/  William A. Shirley, Jr.
                             ----------------------------
                             William A. Shirley, Jr., Director

               Report of Independent Certified Public Accountants




Board of Directors and Stockholders
Greenbriar Corporation


We have audited the accompanying consolidated balance sheets of Greenbriar Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenbriar Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/  Grant Thornton, L.L.P.
---------------------------
Dallas, Texas
March 29, 2001, except for Note K, as to
         which the date is April 5, 2001

                     Greenbriar Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                  December 31,



                   ASSETS                             2000       1999
                                                     --------   --------

CURRENT ASSETS
    Cash and cash equivalents                        $  2,287   $  8,814
    Accounts receivable - trade                           470        182
    Other current assets                                1,105        848
                                                     --------   --------

               Total current assets                     3,862      9,844

DEFERRED INCOME TAX BENEFIT                             4,750      4,750

MORTGAGE NOTE RECEIVABLE, net of deferred
    gain of $3,083                                       --        3,617

PROPERTY AND EQUIPMENT, AT COST
    Land and improvements                               9,716     11,179
    Buildings and improvements                         75,723     76,848
    Equipment and furnishings                           6,615      6,586
                                                     --------   --------
                                                       92,054     94,613
    Less accumulated depreciation and amortization     12,410      9,888
                                                     --------   --------
                                                       79,644     84,725

DEPOSITS                                                3,834      3,907

LEASE RIGHTS AND OTHER INTANGIBLES                      9,347     10,439

OTHER ASSETS                                            1,151      2,626
                                                     --------   --------

                                                     $102,588   $119,908
                                                     ========   ========






        The accompanying notes are an integral part of these statements.


                     Greenbriar Corporation and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                  (Amounts in thousands, except share amounts)

                                  December 31,


    LIABILITIES AND STOCKHOLDERS' EQUITY                             2000         1999
                                                                   ---------    ---------
CURRENT LIABILITIES
    Current maturities of long-term debt                           $   2,538    $   3,317
    Accounts payable - trade                                           1,445        2,072
    Accrued expenses                                                   1,934        1,345
    Other current liabilities                                            668          678
                                                                   ---------    ---------

               Total current liabilities                               6,585        7,412

LONG-TERM DEBT                                                        50,887       50,477

FINANCING OBLIGATIONS                                                 10,815       10,815

OTHER LONG-TERM LIABILITIES                                              657          721
                                                                   ---------    ---------

               Total liabilities                                      68,944       69,425

PREFERRED STOCK REDEMPTION OBLIGATION                                 26,988       27,763

STOCKHOLDERS' EQUITY
    Preferred stock; liquidation value of $3,475                         254          289
    Common stock, $.01 par value; authorized, 20,000,000 shares;
       issued and outstanding, 7,514,000 shares                           76           76
    Additional paid-in capital                                        60,219       61,520
    Accumulated deficit                                              (51,526)     (36,798)
                                                                   ---------    ---------
                                                                       9,023       25,087
    Less stock purchase notes receivable (including $2,250 from
       related parties)                                               (2,367)      (2,367)
                                                                   ---------    ---------
                                                                       6,656       22,720
                                                                   ---------    ---------

                                                                   $ 102,588    $ 119,908
                                                                   =========    =========


        The accompanying notes are an integral part of these statements.


                     Greenbriar Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands, except share data)

                             Year ended December 31,


                                                             2000        1999        1998
                                                            --------    --------    --------
Revenue
    Assisted living operations                              $ 41,261    $ 41,260    $ 53,428
    Other                                                       --          --            93
                                                            --------    --------    --------
                                                              41,261      41,260      53,521
Operating expenses
    Assisted living operations                                24,750      24,836      35,965
    Lease expense                                              4,912       5,197       9,552
    Facility depreciation and amortization                     3,740       3,977       4,407
    General and administrative                                 5,448       4,313       5,292
    Write-down of properties                                   7,461        --           560
                                                            --------    --------    --------
                                                              46,311      38,323      55,776
                                                            --------    --------    --------
               Operating profit (loss)                        (5,050)      2,937      (2,255)

Other income (expense)
    Interest and dividend income                                 406         599       1,094
    Interest expense                                          (5,759)     (5,632)     (6,432)
    Other income (expense), net                                 (220)      2,178      (3,009)
                                                            --------    --------    --------
                                                              (5,573)     (2,855)     (8,347)
                                                            --------    --------    --------
               Earnings (loss) from continuing operations
                   before income taxes                       (10,623)         82     (10,602)

Income tax benefit                                              --          --        (1,896)
                                                            --------    --------    --------

               Earnings (loss) from continuing operations    (10,623)         82      (8,706)

Discontinued operations
    Loss from operations, net of income taxes                   --          --           (34)
    Loss on disposal, net of income taxes                       --          --          (169)
                                                            --------    --------    --------

               NET EARNINGS (LOSS)                           (10,623)         82      (8,909)

Preferred stock dividend requirement                          (4,105)     (4,720)     (4,600)
                                                            --------    --------    --------

Loss allocable to common stockholders                       $(14,728)   $ (4,638)   $(13,509)
                                                            ========    ========    ========

Loss per share - basic and diluted
    Continuing operations                                   $  (1.96)   $   (.62)   $  (1.83)
    Discontinued operations                                     --          --          (.03)
                                                            --------    --------    --------

    Net loss                                                $  (1.96)   $   (.62)   $  (1.86)
                                                            ========    ========    ========

Weighted average number of common shares outstanding           7,514       7,514       7,275


         The accompanying notes are an integral part of this statement.


                     Greenbriar Corporation and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)


                                                        Preferred stock          Common stock      Additional
                                                     --------------------    --------------------    paid in   Accumulated
                                                      Shares      Amount      Shares      Amount     capital     deficit
                                                     --------    --------    --------    --------   --------    --------
Balances at January 1, 1998                             2,876    $    289       7,300    $     73   $ 83,339    $(18,669)

    Issuance of common stock                             --          --           250           2        435        --
    Purchase of common stock                             --          --           (36)          1       (472)       --
    Dividends on preferred stock, including
       accretion of $2,970                               --          --          --          --        2,970      (4,592)
    Issuance costs for preferred stock                   --          --          --          --         (263)       --
    Accretion of redemption obligation - preferred
       stock                                             --          --          --          --      (21,748)       --
    Reduction of stock purchase notes receivable         --          --          --          --         --          --
    Net loss                                             --          --          --          --         --        (8,909)
                                                     --------    --------    --------    --------   --------    --------

Balance at December 31, 1998                            2,876         289       7,514          76     64,261     (32,170)

    Dividends on preferred stock, including
       accretion of $3,080                               --          --          --          --        3,080      (4,710)
    Accretion of redemption obligation - preferred
       stock                                             --          --          --          --       (6,015)       --
    Escrow stock released                                --          --          --          --          194        --
    Net earnings                                         --          --          --          --         --            82
                                                     --------    --------    --------    --------   --------    --------

Balance at December 31, 1999                            2,876         289       7,514          76     61,520     (36,798)

    Dividends on preferred stock, including
       accretion of $2,649                               --          --          --          --        2,649      (4,105)
    Redemption of preferred stock                        (355)        (35)       --          --       (4,725)       --
    Reduction of redemption obligation - preferred
       stock                                             --          --          --          --          775        --
    Net loss                                             --          --          --          --         --       (10,623)
                                                     --------    --------    --------    --------   --------    --------

Balance at December 31, 2000                            2,521    $    254       7,514    $     76   $ 60,219    $(51,526)
                                                     ========    ========    ========    ========   ========    ========

                                                      Stock
                                                     purchase
                                                       notes
                                                    receivable     Total
                                                     --------    --------

Balances at January 1, 1998                          $ (2,515)   $ 62,517

    Issuance of common stock                             --           437
    Purchase of common stock                             --          (471)
    Dividends on preferred stock, including
       accretion of $2,970                               --        (1,622)
    Issuance costs for preferred stock                   --          (263)
    Accretion of redemption obligation - preferred
       stock                                             --       (21,748)
    Reduction of stock purchase notes receivable          148         148
    Net loss                                             --        (8,909)
                                                     --------    --------

Balance at December 31, 1998                           (2,367)     30,089

    Dividends on preferred stock, including
       accretion of $3,080                               --        (1,630)
    Accretion of redemption obligation - preferred
       stock                                             --        (6,015)
    Escrow stock released                                --           194
    Net earnings                                         --            82
                                                     --------    --------

Balance at December 31, 1999                           (2,367)     22,720

    Dividends on preferred stock, including
       accretion of $2,649                               --        (1,456)
    Redemption of preferred stock                        --        (4,760)
    Reduction of redemption obligation - preferred
       stock                                             --           775
    Net loss                                             --       (10,623)
                                                     --------    --------

Balance at December 31, 2000                         $ (2,367)   $  6,656
                                                     ========    ========




         The accompanying notes are an integral part of this statement.


                     Greenbriar Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)




                                                                     Year ended December 31,
                                                                --------------------------------
                                                                 2000        1999        1998
                                                                --------    --------    --------

Cash flows from operating activities
Net earnings (loss)                                             $(10,623)   $     82    $ (8,909)
Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities
      Discontinued operations                                       --          --           203
      Depreciation and amortization                                3,740       3,977       4,407
      Gain on sale of assets                                         (49)       --          --
      Gain on sale of investment                                    --        (2,166)       --
      Loss on write down of impaired assets                        7,461        --           560
      Loss on sales of assets                                       --           186       2,924
      Deferred income taxes                                         --          --        (2,118)
      Changes in operating assets and liabilities
            Accounts receivable                                     (288)        266         714
            Other current and noncurrent assets                     (750)       (367)     (3,206)
            Accounts payable and other liabilities                   750      (1,570)       (312)
                                                                --------    --------    --------

              Net cash provided by (used in)
                operating activities of continuing operations        241         408      (5,737)

Net cash provided by operating activities
   of discontinued operations                                       --          --            93
                                                                --------    --------    --------

              Net cash provided by (used in)
                operating activities                                 241         408      (5,644)



         The accompanying notes are an integral part of this statement.


                     Greenbriar Corporation and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Amounts in thousands)




                                                             Year ended December 31,
                                                        --------------------------------
                                                         2000        1999        1998
                                                        --------    --------    --------
Cash flows from investing activities
    Purchase of property and equipment                    (1,796)     (1,764)     (4,843)
    Investing activities of discontinued operations         --          --         1,500
    Proceeds from sale of investments                       --         4,331        --
    Proceeds from sale of property                         1,014       1,861        --
                                                        --------    --------    --------

                   Net cash provided by (used in)
                      investing activities                  (782)      4,428      (3,343)

Cash flows from financing activities
    Proceeds from borrowings                               3,956       2,290      18,539
    Payments on debt                                      (3,725)     (2,706)    (23,195)
    Dividends on preferred stock                          (1,457)     (1,630)     (1,622)
    Purchase and retirement of common stock                 --          --          (471)
    Collection of stock subscription receivable             --          --        21,737
    Redemption of preferred stock and preferred stock
       redemption obligation                              (4,760)       --          --
                                                        --------    --------    --------

                Net cash provided by (used in)
                   financing activities                   (5,986)     (2,046)     14,988
                                                        --------    --------    --------

                NET INCREASE (DECREASE) IN CASH
                   AND CASH EQUIVALENTS                   (6,527)      2,790       6,001

Cash and cash equivalents at beginning of year             8,814       6,024          23
                                                        --------    --------    --------

Cash and cash equivalents at end of year                $  2,287    $  8,814    $  6,024
                                                        ========    ========    ========




        The accompanying notes are an integral part of these statements.

                     Greenbriar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations
    --------------------

    Greenbriar Corporation's business consists of development and operation of assisted living communities located throughout the United States of America, which provide housing, healthcare, hospitality and personal services to elderly individuals. At December 31, 2000, the Company had 28 communities in operation in 10 states with a total capacity for 2,221 residents.

    A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

    Principles of Consolidation
    ---------------------------

    The consolidated financial statements include the accounts of Greenbriar Corporation and its majority-owned subsidiaries (collectively, the Company) and are prepared on the basis of accounting principles generally accepted in the United States of America. All significant intercompany transactions and accounts have been eliminated.

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

    Use of Estimates
    ----------------

    In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     Greenbriar Corporation and Subsidiaries

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

    Earnings (Loss) Per Common Share
    --------------------------------

    Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In 2000, 1999 and 1998, stock options for 1,208,500, 1,216,000 and 1,000,000 shares, respectively, were excluded from diluted shares outstanding because their effect was anti-dilutive.


                     Greenbriar Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE B - DISCONTINUED OPERATIONS

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

    The  operations  of the  non-assisted  living real estate  segment have been
    presented  in  the   accompanying   financial   statements  as  discontinued
    operations. The operating results of these segments for 1998 were as follows
    (in  thousands):  revenues of $170, loss before income taxes of $34, and net loss of $34.


NOTE C - CASH FLOW INFORMATION

    Supplemental information on cash flows is as follows (in thousands):

                                                                              Year ended December 31,
                                                                        ---------------------------------
                                                                         2000         1999          1998
                                                                        ------       ------        ------
     Supplemental cash flow information
        Interest paid                                                   $5,752       $5,613        $6,333
        Income taxes paid                                                   13          170            25


NOTE D - STOCK PURCHASE NOTES RECEIVABLE

                                                                                          December 31,
                                                                                       2000         1999
                                                                                      ------       -----
                                                                                           (In thousands)
       Related party
          Note from James R. Gilley, chief executive officer, principal
              and interest at 5.50%, due November 2008                                $2,250       $2,250

       Other                                                                             117          117
                                                                                      ------       ------

                                                                                      $2,367       $2,367
                                                                                      ======       ======


    All stock purchase notes are collateralized by common stock of the Company and are presented in the balance sheet as a deduction from stockholders' equity.


                     Greenbriar Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE E - LEASE RIGHTS AND OTHER INTANGIBLES

    Lease rights and other intangibles consist of the following:

                                                                           December 31,
                                                                        2000        1999
                                                                       -------     -------
       Lease rights, net of accumulated amortization of $1,458 and
          $1,259 in 2000 and 1999                                      $ 3,447     $ 4,958
       Lease buyout options                                              5,607       5,157
       Goodwill                                                            293         324
                                                                       -------     -------

                                                                       $ 9,347     $10,439
                                                                       =======     =======


    At December 31, 1998, the Company exchanged its operating lease rights on eight assisted living communities for more favorable options to purchase five assisted living communities (the Option Communities) currently being leased and operated by the Company. The purchase price under the options is the lessor's acquisition cost, and the options are exercisable from December 1999 through December 2001.

    The lease agreements on the Option Communities have implicit interest rates of approximately 12%. The Company believes that financing of assisted living communities can be obtained at this time at interest rates substantially less than 12%.

    For financial statement purposes, the capitalized costs related to the eight leases exchanged in 1998 were allocated to the Option Communities as Lease Buyout Options. No gain or loss was recorded. Upon exercise of the purchase options, these costs will be amortized over the term of the related debt.


NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values at December 31, 2000 and 1999:

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


                     Greenbriar Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE G - DEBT

    Long-term debt is comprised of the following (in thousands):

                                                                                                   December 31,
                                                                                                2000          1999
                                                                                              -------       -------
       Notes payable to financial institutions maturing through 2018; fixed and variable interest rates ranging from 7.5% to 11.75% ; collateralized
          by property, fixtures, equipment and the assignment of rents                        $27,991       $27,488

       Notes payable to individuals and companies maturing through 2022;
          variable and fixed interest rates ranging from 7% to 12%;
          collateralized by real property, personal property, fixtures, equipment and the assignment
          of rents                                                                              4,477         4,572

       Note payable to the Redevelopment Agency of the City of Corona,
          California, payable into a sinking fund semi-annually in increasing amounts from $65 to $420 through May 1, 2015; variable interest rate of 5.5% at December 31, 2000; collateralized by personal
          property, land, fixtures and rents                                                    6,895         7,110

       Mortgage note payable to a financial institution maturing in 2003;
          interest rate of 8.86%; collateralized by property and equipment                     13,972        13,972

       Other                                                                                       90           652
                                                                                              -------       -------
                                                                                               53,425        53,794
          Less current maturities                                                               2,538         3,317
                                                                                              -------       -------

                                                                                              $50,887       $50,477
                                                                                              =======       =======

    Aggregate annual principal maturities of long-term debt at December 31, 2000 are as follows (in thousands):

          2001                                                                                              $ 2,538
          2002                                                                                                8,842
          2003                                                                                               14,670
          2004                                                                                                  780
          2005                                                                                                  837
          Thereafter                                                                                         25,758
                                                                                                            -------

                                                                                                            $53,425


    Certain of the loan agreements contain various restrictive covenants, which require, among others things, the maintenance of certain financial ratios, as defined.

                     Greenbriar Corporation and Subsidiaries

NOTE H - FINANCING OBLIGATIONS

    The Company operates two communities that are financed through sale-leaseback obligations. At the end of the tenth year of the fifteen-year leases, the Company has options to repurchase the communities for the greater of the sales prices or their current replacement costs less depreciation plus land at current fair market values. Accordingly, these transactions have been accounted for as financings, and the Company has recorded the proceeds from the sales as financing obligations, classified the lease payments as interest expense and continues to carry the communities on its books and record depreciation. Payments under the lease agreements are $1,167,000 for each of the year through 2009.


NOTE I - OPERATING LEASES

    The Company leases certain communities under operating leases which expire through the year 2011 and has various equipment operating leases. The leases provide that the Company pay property taxes, insurance, and maintenance.

    Future minimum payments following December 31, 2000 are as follows (in thousands):

          2001                                  $ 3,894
          2002                                    3,860
          2003                                    3,296
          2004                                    3,350
          2005                                    3,403
          Thereafter                             13,497
                                                -------

                                                $31,300

    Lease  expense  in  2000,  1999 and 1998  was  $4,911,706,  $5,196,893,  and
    $9,551,525, respectively.


NOTE J - INCOME TAXES

    At December 31, 2000, the Company had net operating loss carryforwards of approximately $48,000,000 which expire between 2002 and 2020. However, approximately $11,000,000 of these net operating loss carryforwards have limitations that restrict utilization to approximately $1,530,000 for any one year.

    The following is a summary of the components of income tax expense (benefit) from continuing operations (in thousands):

                                                  Year ended
                                                 December 31,
                                     ----------------------------------------
                                      2000            1999              1998
                                     -------         -------           -------

          Current                    $   -           $   -             $   222
          Deferred                       -               -              (2,118)
                                     -------         -------           -------

                                     $   -           $   -             $(1,896)
                                     =======         =======           =======


                     Greenbriar Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE J - INCOME TAXES - Continued

    Deferred tax assets and liabilities were comprised of the following (in thousands):

                                                               December 31,
                                                            2000         1999
                                                           -------      -------
       Deferred tax assets:
          Net operating loss carryforwards                 $12,784      $10,450
          Note receivable                                      680        1,462
          Alternative minimum tax credit carryforwards         235          235
          Charitable contribution carryforwards                  5          438
          Accounts receivable                                   32           85
          Accrued expenses                                     798          426
          Financing obligations                              1,802        1,802
          Other                                                545          754
                                                           -------      -------

          Total deferred tax assets                         16,881       15,652

       Deferred tax liabilities - property and equipment    (8,791)      (9,806)
          Valuation allowance                               (3,340)      (1,096)
                                                           -------      -------

          Net deferred tax asset                           $ 4,750      $ 4,750
                                                           =======      =======


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

    Following is a reconciliation of income tax expense from continuing operations with the amount of tax computed at the federal statutory rate of 34% (in thousands):


                                                             Year ended December 31,
                                                          -----------------------------
                                                           2000       1999       1998
                                                          -------    -------    -------
       Tax expense (benefit) at the statutory rate        $(3,612)   $    27    $(3,605)
       Expiration of carryforwards                            433       --         --
       Change in deferred tax asset valuation allowance     2,244        (49)     1,520
       Nondeductible loss on write-down of properties         400       --         --
       Nondeductible amortization                             150         15         15
       Other                                                  385          7        174
                                                          -------    -------    -------

       Tax benefit                                        $  --      $  --      $(1,896)
                                                          =======    =======    =======



                     Greenbriar Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE J - INCOME TAXES - Continued

    Changes in the deferred tax valuation allowance result from assessments made by the Company each year of its expected future taxable income  available to
    absorb  its  carryforwards.   In  the  third  quarter  of  1998,  management
    determined  that the  Company's  operating  results  were less than what was initially  expected in its  profitability  model.  Accordingly,  the Company began  providing  a  valuation  allowance  for  the  deferred  tax  benefits resulting from losses  occurring after that date. The Company  believes that it is more likely than not that the net  deferred  tax asset at December 31,
    2000 of  $4,750,000  will  be  recovered  from  future  sale of  properties.
    However,  this evaluation is inherently  subjective as it requires estimates that are  susceptible to significant  revision as more  information  becomes available.


NOTE K - STOCKHOLDERS' EQUITY

    Preferred Stock

    Preferred stock consists of the following (amounts in thousands, except per share amounts):

                                                                                                     Year ended
                                                                                                    December 31,
                                                                                                 2000          1999
                                                                                                 ----          ----
      Series B cumulative convertible preferred stock, $.10 par value; liquidation
         value of $100; authorized, 100 shares; issued and outstanding, 1 share                  $  1          $  1

      Series D cumulative convertible preferred stock, $.10 par value; liquidation
         value of $3,375; authorized, issued and outstanding, 675 shares                           68            68

      Series F voting cumulative convertible preferred stock, $.10 par value; liquidation value of $14,000; authorized, issued and outstanding, 1,400 shares at
         December 31, 2000 and 1999                                                               140           140

      Series G cumulative convertible preferred stock, $.10 par value; liquidation value of $4,450 and $8,000; authorized, 800 shares; issued and outstanding, 445 and
         800 shares at December 31, 2000 and 1999, respectively.                                   45            80
                                                                                                 ----          ----

                                                                                                 $254          $289
                                                                                                 ====          ====


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

                     Greenbriar Corporation and Subsidiaries

NOTE K - STOCKHOLDERS' EQUITY - Continued

    The Series F voting preferred stock has a liquidation value of $10.00 per share, which is less than the amount recorded for the Preferred Stock Redemption Obligation, and each share is convertible into .57 shares of common stock. The Series F shareholder has the rights, as a class, to elect one member of the Company's board of directors and to approve or reject certain transactions, including any mergers or spin-offs involving the Company. The holder has the option to convert beginning in January 2000 and must convert by January 2001. Dividends are payable in cash at a rate of 6%.

    The Series G preferred stock has a liquidation value of $10.00 per share, which is less than the amount recorded for the Preferred Stock Redemption Obligation, and each share is convertible into .57 shares of common stock. The holder has the option to convert beginning in January 2000 and must convert by January 2001. Dividends are payable in cash at a rate of 6%.

    The Series F and Series G preferred shares were sold to LSOF Pooled Equity, L.P. (LSOF) one investor in December 1997 for $22,000,000, less selling and offering costs of $716,000. Payment was received in January 1998. In connection with the sale, the Company entered into an agreement which provides that, on the date of conversion, if the value of the Company's common stock has not increased at an annual rate of at least 14% during the period the preferred shares are outstanding, the Company is required to make a cash payment (the Cash Payment) to LSOF equal to the market price deficiency on the shares received upon conversion.

    The 14% guaranteed return is accreted by a charge to accumulated deficit. The amount of the Cash Payment that would be required assuming conversion at each balance sheet date is transferred from stockholders' equity to Preferred Stock Redemption Obligation. At December 31, 2000, a Cash Payment of $27,565,000 would have been due assuming conversion took place.

    During 2000, the Company made payments totaling $4,760,000 to redeem 355,150 shares of the Series G preferred stock, pursuant to an agreement that it would redeem additional shares from the proceeds generated from the sale of assets or from refinancings.

    The Company received a notice dated October 30, 2000, from LSOF, advising that it was electing to convert the outstanding shares of preferred stock into common stock. Such notice sets forth LSOF's position that, as a result of certain employee stock options issued by the Company, the conversion price of the preferred stock had been reduced from $17.50 per share to $0.69 per share, and that the Company must issue 27,475,362 shares of common stock upon conversion. If such shares were issued, they would constitute approximately 80% of the Company's common stock and represent a change in control of the Company. The Company is required to obtain stockholder approval of the issuance of such a large block of common stock or face a delisting of its common stock on the American Stock Exchange. In the event such conversion occurred, the Company's obligation for the cash payment that is due upon a conversion or redemption of preferred stock would be reduced from approximately $27,000,000 recorded.

                     Greenbriar Corporation and Subsidiaries

NOTE K - STOCKHOLDERS' EQUITY - Continued

    The Company believes that the conversion price was not properly subject to adjustment, and, if the holder were to convert, it would be at the current $17.50 conversion price. The Company's position is based, in part, upon LSOF's failure to follow all procedures for adjustment and conversion at the adjusted price, and on the Company's recission of the employee stock options that were the basis for the holder's purported adjustment. LSOF has filed a declaratory judgment action in the State District Court in Dallas County, Texas seeking a finding that it is entitled to a $0.69 conversion price. The Company intends to defend such action and seek a contrary ruling that the conversion price was not adjusted.

    On January 13, 2001, the Company took the action mandated by the terms of the Series F and G preferred stock to convert the shares remaining outstanding into 1,054,202 shares of common stock and acknowledged its obligation to pay the holder the approximate $27,166,000 cash payment as funds for repayment become lawfully available.

    On January 15, 2001, the Company received a notice LSOF to the effect that the Company was in default of the Preferred Stock Purchase Agreement for failing to provide a quarterly compliance certificate, failing to meet various financial covenants and failing to notify the holder of such defaults. LSOF contends that these alleged breaches of covenants triggered penalty dividends of $1.20 per share under the terms of the preferred stock and that Greenbriar's failure to pay those penalty dividends entitles the LSOF to appoint 70% of the Board of Directors. The Company disputes all such defaults and alternatively claims that such defaults have been waived, reformed or that the holder is estopped from asserting them. The Company further disputes that any penalty dividends were due under the terms of the preferred stock agreement. Any penalty dividends paid would reduce the amount of the cash payment.

    The State District Court has set July 23, 2001 as the trial date for this matter.

    On March 29, 2001, the Court considered a motion brought by LSOF seeking partial summary judgment on certain issues. On April 5, 2001, the judge in this case signed an order granting LSOF's motion as follows:

        (a) The correct conversion price of the Series F and Series G preferred stock was $0.69 per share based upon Greenbriar's issuance of $0.69 per share options.

        (b) LSOF's   Conversion   Notice   complied  with  the  requirement  for
            conversion under the Certificates of Designation.

    The Company has filed a Motion for Reconsideration and the judge has scheduled a hearing for April 19, 2001. Should the Company not prevail in its motion, the order signed on April 5 will be a material factor at the trial on July 23, 2001. The conversion of the Series F and Series G preferred stock at $0.69 per share would result in LSOF owning approximately 79% of the Company's outstanding stock, based on the number of shares outstanding at December 31, 2000.


                     Greenbriar Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE K - STOCKHOLDERS' EQUITY - Continued

    Other
    -----

    In connection with the acquisition of certain lease rights in 1997, a wholly-owned partnership issued partnership units to the seller. The partnership units are convertible into 536,990 shares of the Company's common stock. For accounting purposes, the common shares into which the operating units will be converted have been included in outstanding common shares. Subsequent to December 31, 2000, 255,200 shares of the Company's stock was issued upon conversion.

    Stock Options
    -------------

    In 1992, the Company established a long-term incentive plan (the 1993 Plan) for the benefit of certain key employees. Under the 1993 Plan, up to 217,500 shares of the Company's common stock are reserved for issuance. Options granted to employees under the 1993 Plan become exercisable over a period as determined by the Company and may be exercised up to a maximum of 10 years from date of grant. In 1997, the Company adopted the 1997 Stock Option Plan, under which up to 500,000 shares of the Company's common stock are reserve for issuance. In 2000, the Company adopted the 2000 Stock Option Plan, under which up to 500,000 shares of the Company's common stock are reserve for issuance.

    The Company has also granted options to an officer during 1996 through 2000, aggregating 1,000,000 shares not covered by either plan. These options were granted at market, were exercisable immediately, and expire 10 years from date of grant.

    SFAS 123 requires disclosure of pro forma net earnings (loss) and pro forma net earnings (loss) per share as if the fair value method had been applied in measuring compensation cost for stock-based awards granted after January
    1, 1995. The pro forma amounts are not necessarily representative of the effects of stock-based awards on future pro forma net income (loss) and pro forma net income (loss) per share because those pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before 1995.

    Reported and pro forma net loss and net loss per share amounts are set forth below (in thousands, except per share data):
                                                                                      2000        1999      1998
                                                                                     --------    --------  --------
         Net loss allocable to common stockholders (amounts in thousands)
              As reported                                                            $(14,728)   $ (4,638)  $(13,509)
              Pro forma                                                              $(15,080)   $ (5,287)  $(13,937)

         Net loss per share
              As reported                                                             $(1.96)      $(.62)    $(1.86)
              Pro forma                                                               $(2.00)      $(.78)    $(1.92)


    The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 87 percent for 2000, 83 percent for 1999, and 100 percent for 1998, risk-free interest rates of 5.6 percent for 2000, 6.1 percent for 1999, and 5.5 percent for 1998; no dividend yield; and weighted average expected lives of 7.3 years.

                     Greenbriar Corporation and Subsidiaries

NOTE K - STOCKHOLDERS' EQUITY - Continued

    Information with respect to options outstanding at December 31, 2000, and changes for 1998 - 2000 is as follows:

                                                            1998
                                                 --------------------------
                                                                   Weighted
                                                                    average
                                                                   exercise
                                                   Shares            price
                                                 ---------         --------
       Outstanding at beginning of year          1,000,000           $14.23
          Granted                                  216,000             2.96
                                                 ---------           ------

       Outstanding at end of year                1,216,000           $12.36
                                                 =========           ======

       Options exercisable at
          December 31, 1998                      1,199,333           $12.29
                                                 =========           ======

    Weighted average fair value per share of options granted during 1998 was $2.14.

                                                            1999
                                                 --------------------------
                                                                   Weighted
                                                                    average
                                                                   exercise
                                                   Shares            price
                                                 ---------         --------
       Outstanding at beginning of year          1,216,000           $12.29
          Granted                                1,061,800             1.37
          Forfeitures                               (5,500)           20.19
                                                 ---------           ------

       Outstanding at end of year                2,272,300           $ 7.21
                                                 =========           ======

       Options exercisable at
          December 31, 1999                      1,834,933           $ 8.46
                                                 =========           ======

    Weighted average fair value per share of options granted during 1999 was $1.11.


                     Greenbriar Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE K - STOCKHOLDERS' EQUITY - Continued

                                                              2000
                                                   ---------------------------
                                                                      Weighted
                                                                       average
                                                                      exercise
                                                      Shares            price
                                                   ----------         --------
       Outstanding at beginning of year             2,272,300            $7.21
          Granted                                     200,000              .38
          Cancelled, rescinded, and annulled       (1,061,800)            3.27
          Forfeitures                                  (2,000)           15.75
                                                   ----------            -----

       Outstanding at end of year                   1,408,500            $9.19
                                                   ==========            =====

       Options exercisable at
          December 31, 2000                         1,405,000            $9.16
                                                   ==========            =====

    Weighted average fair value per share of options granted during 2000 was $.30.

    Additional information about stock options outstanding at December 31, 2000 is summarized as follows:

                                                                         Options outstanding
                                                   ----------------------------------------------------------------
                                                                        Weighted average
                                                       Number                 remaining            Weighted average
       Range of exercise prices                    outstanding         contractual life             exercise price
       ------------------------                    -----------        ------------------           ----------------
       $.38 to $.69                                    400,000                 9.5                       .53
       $2.00 to $3.00                                  200,000                 8.0                      2.50
       $10.00 to $14.00                                358,000                 5.6                     12.04
       $15.00 to $21.00                                450,500                 6.5                     17.58
                                                     ---------

                                                     1,408,500
                                                     =========
                                                                                  Options exercisable
                                                                      ---------------------------------------------
                                                                          Number                   Weighted average
       Range of exercise prices                                       exercisable                   exercise price
       ------------------------                                       -----------                  ----------------

       $.38 to $.69                                                       400,000                        .53
       $2.00 to $3.00                                                     200,000                       2.50
       $10.00 to $14.00                                                   358,000                      12.04
       $15.00 to $21.00                                                   447,000                      17.56
                                                                        ---------

                                                                        1,405,000
                                                                        =========


                     Greenbriar Corporation and Subsidiaries

NOTE L - OTHER INCOME (EXPENSE)

    Other income (expenses) consists of the following: (amounts in thousands)

                                                 Year ended December 31,
                                        --------------------------------------
                                         2000           1999             1998
                                        ------         ------           ------

       Gain on sale of investments      $  -           $2,166          $   -
       Loss on sale of property            -             (186)          (2,924)
       Other                              (220)           198              (85)
                                        ------         ------          -------

                                        $ (220)        $2,178          $(3,009)
                                        ======         ======          =======

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


NOTE M - WRITE-OFF OF IMPAIRED ASSETS

    At June 30, 2000, the Company recorded a write-off of impaired assets and related expenses of $7,461,000.

    In 1992, the Company sold four nursing homes to Southern Care Corporation (Southern Care), and a subsidiary of the Company entered into a management agreement to manage the nursing homes. In 1994, Southern Care terminated the management agreement and informed the Company that they believed the notes due to the Company from the sale of the nursing homes in 1992 were invalid. The matter has been in the courts since 1995 and legal issues were resolved in June 2000 when Greenbriar was awarded a judgment of $18,688,000 for the notes, interest, amounts due for the management contract and reimbursement of legal fees. The assets had a recorded value of $4,525,000.

    The Company was informed during 2000 that the financial condition of Southern Care had deteriorated, that it was delinquent on mortgage payments on the homes, and that the first mortgage holder foreclosed on the homes in June 2000. The Company is actively pursuing collection of its judgment from Southern Care as well as from its officers, directors and a third party trustee. However, under the circumstances, the Company is writing off the entire $4,525,000.


                     Greenbriar Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE M - WRITE-OFF OF IMPAIRED ASSETS - Continued

    The Company decided to dispose of two assisted living communities which are not meeting operating performance expectations. These communities were written down to net realizable value at June 30, 2000. One of these communities was disposed of in the quarter ending September 30, 2000 with no additional write-off required. Also, a third community whose operations have deteriorated was written down based on management's estimate of future cash flows pursuant to the provisions of Statement of Financial Accounting
    Standards No. 121. In addition, certain receivables associated with these properties were written off. These write-offs substantially account for the remainder of the write-off of impaired assets and related expenses.


NOTE N - CONTINGENCIES

    The Company is defendant in various lawsuits generally arising in the ordinary course of business. Management of the Company is of the opinion that these lawsuits will not have a material effect on the consolidated results of operations, cash flows or financial position of the Company. See
    Note K regarding litigation with the holder of the Series F and Series G preferred stock.


NOTE O - QUARTERLY DATA (UNAUDITED)

                                                                       Year ended December 31, 2000
                                                       ------------------------------------------------------------
                                                         First            Second          Third            Fourth
                                                        Quarter          Quarter         Quarter          Quarter
                                                       ---------        ---------       ---------        ---------
          Revenue                                        $10,522          $10,319         $10,263          $10,157
          Operating expenses                               9,635           16,885           9,409           10,382
          Net loss                                          (619)          (7,990)           (571)          (1,443)
          Preferred stock dividend requirement            (1,047)          (1,028)         (1,028)          (1,002)
          Loss allocable to common shareholders           (1,396)          (9,018)         (1,599)          (2,715)
          Loss per common share - basic
             and diluted                                    (.19)          (1.20)            (.21)            (.36)

                                                                       Year ended December 31, 1999
                                                       ------------------------------------------------------------
                                                         First            Second          Third             Fourth
                                                        Quarter          Quarter         Quarter           Quarter
                                                       ---------        ---------       ---------         ---------

          Revenue                                        $10,159          $10,292         $10,421          $10,388
          Operating expenses                               9,488            9,671           9,709            9,455
          Net earnings (loss)                               (465)            (576)           (786)           1,909
          Preferred stock dividend requirement            (1,169)          (1,177)         (1,189)          (1,185)
          Loss allocable to common shareholders           (1,634)          (1,753)         (1,975)             724
          Loss per common share- basic
             and diluted                                    (.22)           (.24)            (.27)            (.10)

