Form 10QSB
period 2001-03-31
GREENBRIAR CORP
filed 2001-05-15
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-8187

                             Greenbriar Corporation
             (Exact name of Registrant as specified in its charter)

                 Nevada                                      75-2399477
     (State or other jurisdiction of                       (IRS Employer
     Incorporation or organization)                     Identification No.)

  14185 Dallas Parkway, Suite 650, Dallas, Texas               75240
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

                                 YES [X] NO [ ]

At May 14, 2001, the issuer had outstanding approximately 8,320,000 shares of par value $.01 Common Stock.

                             GREENBRIAR CORPORATION
                     Index to Quarterly Report on Form 10-Q
                           Period ended March 31, 2001


Part I: Financial Information..................................................3

   ITEM 1: FINANCIAL STATEMENTS................................................3
     Consolidated Balance Sheets...............................................3
     Consolidated Statements Of Operations.....................................5
     Consolidated Statements Of Cash Flow......................................6
     Notes To Consolidated Financial Statements................................7
   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS....................................10
     Three month period ended March 31, 2001 compared to three month period ended March 31, 2000.....................................................10
     Forward Looking Statements...............................................13

Part II: Other Information....................................................14

                          PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS
----------------------------

                             Greenbriar Corporation
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                               March 31,   December 31,
Assets                                           2001          2000
                                              (Unaudited)

Current Assets
       Cash And Cash Equivalents              $    3,537   $     2,287
       Accounts Receivable-Trade                     315           470
       Other Current Assets                        1,416         1,105
                                              ----------   -----------

              Total Current Assets                 5,268         3,862

Deferred Income Tax Benefit                        4,750         4,750

Property And Equipment, At Cost
       Land And Improvements                       9,308         9,716
       Buildings And Improvements                 73,428        75,723
       Equipment And Furnishings                   6,300         6,615
                                              ----------   -----------

                                                  89,036        92,054

              Less Accumulated Depreciation       12,416        12,410
                                              ----------   -----------

                                                  76,620        79,644

Deposits                                           3,720         3,834

Goodwill And Other Intangibles                     9,251         9,347

Other Assets                                       1,150         1,151
                                              ----------   -----------

                                              $  100,759   $   102,588
                                              ==========   ===========


                             Greenbriar Corporation
                     Consolidated Balance Sheets - Continued
                             (Amounts in thousands)

                                                            March 31,       December 31,
Liabilities And Stockholders' Equity                            2001             2000
                                                           (Unaudited)
Current Liabilities
       Current Maturities Of Long-Term Debt               $       2,413    $       2,538
       Accounts Payable - Trade                                     528            1,445
       Accrued Expenses                                           1,198            1,934
       Other Current Liabilities                                    904              668
                                                          -------------    -------------

              Total Current Liabilities                           5,043            6,585

Long-Term Debt                                                   50,880           50,887

Financing Obligations                                            10,815           10,815

Other Long Term Liabilities                                         733              657
                                                          -------------    -------------

              Total Liabilities                                  67,471           68,944

Preferred Stock Redemption Obligation                            27,167           26,988


Stockholders' Equity
       Preferred Stock                                               69              254

       Common Stock $.01 Par Value; Authorized, 100,000
           Shares; Issued And Outstanding, 8,348 Shares              84               76
                And 7,514 Shares, Respectively

       Additional Paid-In Capital                                60,215           60,219
       Accumulated Deficit                                      (51,880)         (51,526)
                                                          -------------    -------------

                                                                  8,488            9,023
       Less Stock Purchase Notes Receivable
              (Including $2,250 From Related Parties)            (2,367)          (2,367)
                                                          -------------    -------------

                                                                  6,121            6,656
                                                          -------------    -------------

                                                          $     100,759    $     102,588
                                                          =============    =============


                             Greenbriar Corporation
                      Consolidated Statements Of Operations
                  (Amounts in thousands, except per share data)

                                              For The Three Month
                                                 Period Ended
                                                   March 31,
                                              2001          2000
                                           ----------    ----------
                                                  (Unaudited)
Revenue
       Assisted living operations          $    9,976    $   10,522
                                           ----------    ----------

                                                9,976        10,522
Operating expenses
       Assisted living community
              operations                   $    6,004    $    6,256
       Lease expense                            1,154         1,288
       Depreciation and amortization              865           979
       Corporate, general and
              administrative                    1,184         1,112
                                           ----------    ----------

                                                9,207         9,635
                                           ----------    ----------

              Operating income                    769           887

Other income (expense)
       Interest income                     $       77    $      115
       Interest expense                        (1,422)       (1,391)
          Net gain on the sale of assets          381           108
       Other                                      (81)          (68)
                                           ----------    ----------

                                               (1,045)       (1,236)
                                           ----------    ----------

Loss before income taxes                         (276)         (349)

Income tax benefit                               --            --
                                           ----------    ----------

       Net loss                                  (276)         (349)

Preferred stock dividend
       requirement                                (80)       (1,047)

Loss allocable to common
       stockholders                              (356)       (1,396)
                                           ==========    ==========

Net loss per common share -
       basic and diluted                   $    (0.04)   $    (0.19)

Weighted average number
        of common and equivalent
        shares outstanding                      8,348         7,514


                             Greenbriar Corporation
                      Consolidated Statements Of Cash Flow
                             (Amounts in thousands)

                                                              For the three month
                                                             Period Ended March 31,
                                                               2001          2000
                                                            ----------    ----------
                                                            (Unaudited)   (Unaudited)
Cash flows from operating activities
       Net loss                                             $     (276)   $     (349)
       Adjustments to reconcile net loss to net
          cash used in operating activities
              Depreciation and amortization                        865           979
              Gain on sale of assets                              (381)         (108)

              Changes in operating assets and liabilities
                 Accounts receivable                               155          (122)
                 Other current and noncurrent assets              (236)         (413)
                 Accounts payable and other liabilities         (1,341)       (1,332)
                                                            ----------    ----------

              Net cash used in operating activities             (1,214)       (1,345)
                                                            ----------    ----------

Cash flows provided by (used in) investing activities
       Proceeds from sale of property                            2,767           341
       Purchase of property and equipment                          (91)         (416)
                                                            ----------    ----------

              Net cash provided by (used in) investing
                    activities                                   2,676           (75)

Cash flows from financing activities
       Payments on debt                                           (132)         (199)
       Dividends on preferred stock                                (80)         (371)
          Redemption of preferred stock                           --          (3,500)
                                                            ----------    ----------

              Net cash used in financing
                    activities                                    (212)       (4,070)
                                                            ----------    ----------

              NET INCREASE (DECREASE) IN CASH AND                1,250        (5,490)
                     CASH EQUIVALENTS

       Cash and cash equivalents at beginning of period          2,287         8,814
                                                            ----------    ----------

       Cash and cash equivalents at end of period           $    3,537    $    3,324
                                                            ==========    ==========


                   Notes To Consolidated Financial Statements
          For the Unaudited Three Months Ended March 31, 2001 and 2000

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

Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


Note B: Long-Term Obligations

Long-term debt is comprised of the following (in thousands):

                                                              March 31,   December 31,
                                                                2001           2000
                                                                ----           ----
Notes payable to financial institutions maturing
     through 2018; fixed and variable interest rates
     ranging from 7.5% to 11.75%; collateralized by
     property, fixtures, equipment and the
     assignment of rents                                   $     27,892   $     27,991

Notes payable to individuals and companies
     maturing through 2022; variable and fixed
     interest rates ranging from 7% to 12%
     collateralized by real property, personal
     property, fixtures, equipment and the
     assignment of rents                                          4,466          4,477

Note payable to the Redevelopment Agency of the
     City of Corona, California, payable into a sinking
     fund semi-annually in increasing amounts from
     $65 to $420 through May 1, 2015; variable
     interest rate of 5.50% at March 31, 2001;
     collateralized by personal property, land, fixtures
     and rents                                                    6,895          6,895

Mortgage note payable to a financial institution
     maturing in 2003; bearing interest at 7.85%;
     collateralized by property and equipment                    13,972         13,972

Other                                                                68             90
                                                           ------------   ------------
                                                                 53,293         53,425

     Less: current maturities                                     2,413          2,538
                                                           ------------   ------------
                                                           $     50,880   $     50,887


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


Note C: Preferred Stock

The following summarizes the various classes of preferred stock (amounts in thousands except per share data):

                                                                      March 31,         December 31,
                                                                         2001                2000
                                                                         ----                ----
   Series B cumulative convertible preferred stock, $.10 par
        value; liquidation value of $100; authorized, 100
        shares; issued and outstanding, 1 share
                                                                   $           1       $           1

   Series D cumulative convertible preferred stock, $.10 par
        value; liquidation value of $3,375; authorized, issued
        and outstanding, 675 shares
                                                                              68                  68

   Series F voting cumulative convertible preferred stock,
        $.10 par value; liquidation value of $14,000;
        authorized, issued and outstanding, 1,400 shares                    --                   140

   Series G cumulative convertible preferred stock, $.10 par
        value; liquidation value of $4,450; authorized, 800
        shares; issued and outstanding, 445 shares
                                                                            --                    45
                                                                   -------------       -------------

                                                                   $          69       $         254
                                                                   =============       =============


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

The Series F and Series G preferred shares were sold to one investor in December 1997, for $22,000,000, less selling and offering costs of $453,000. In connection with the sale, the Company entered into an agreement which provides that, on the date of conversion, if the value of the Company's common stock has not increased at an annual rate of at least 14% during the period the preferred shares are outstanding, the Company is required to make a Cash Payment to the preferred stockholder equal to the market price deficiency on the shares received upon conversion.

The Series F and G preferred stock had a liquidation value of $10.00 per share and each share was convertible into .57 shares of common stock. On January 13, 2001 the preferred F and G shares were converted into 1,054,202 shares of common stock. See further discussion of January 13, 2001 conversion and related dispute with preferred shareholder at Item 2, Liquidity and Capital Resources.

Note D: Dispositions

In January 2001, the Company sold its corporate office building in Addison, Texas and received net cash proceeds of $1,477,772. The Corporate office has been relocated to approximately 10,000 square feet of leased space in Addison, Texas. In addition, the Company also sold certain garden homes and related property that were adjacent to Camelot Retirement in January 2001 and received net cash proceeds of $866,280. These two transactions resulted in a combined $381,000 gain on the sale of assets.

Note E: Subsequent Event

In April 2001 the Company exercised purchase options on two of it's leased Fort Worth, Texas communities, Palm House and Oak Park, and simultaneously sold both of the two communities to unrelated third parties. Per the terms of the sale of Oak Park, the Company retained a fifteen-year management agreement with the new owners. The gross proceeds from the sales of Palm House and Oak Park including both cash and bonds were $5,200,000 and $15,280,750 respectively. Approximately $4,450,000 of the cash proceeds generated from the sales of the two communities were used to payoff the mortgage on a retirement community owned by the Company in Harlingen, Texas, Camelot Retirement. This mortgage payoff was a requirement for the exercise of the purchase options on Palm House and Oak Park. The net cash proceeds generated from these two transactions following the payoff of Camelot were $496,000.


ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------------
              AND RESULTS OF OPERATIONS
              -------------------------


Overview

The Company owns and manages assisted living communities that provide housing, healthcare, hospitality and personal services to seniors. As of May 14, 2001 the Company operates 27 communities in 10 states with a capacity of 2,069 residents, including 1 community managed for a third party.


Three-month period ended March 31, 2001 compared to three-month period ended March 31, 2000.

Revenues and Operating Expenses from Assisted Living Operations

Revenues were $9,976,000 for the three months ended March 31, 2001 as compared to $10,522,000 for the three months ended March 31, 2000. Community operating expenses, which consist of assisted living community expenses, lease expense and depreciation and amortization, were $8,023,000 for the three months ended March 31, 2001 as compared to $8,523,000 for the three months ended March 31, 2000. There were two communities disposed of in 2000, and certain garden homes and related property that was adjacent to Camelot Retirement were sold in 2001. The revenue and operating expenses from these communities that were included in the March 31,2000 operating results were $619,000 and $669,000 respectively.

Corporate General and Administrative Expenses

General and administrative expenses were $1,184,000 for the three months ended March 31, 2001 compared to $1,112,000 for the three months ended March 31, 2000. The increase in the corporate general and administrative expenses is primarily a result of the increase in corporate legal expenses associated with the ongoing litigation with LSOF. See further discussion of litigation with LSOF at Liquidity and Capital Resources.

Net gain on the Sale of Assets

The net gain on the sale of assets for the three months ended March 31, 2001 was $381,000. The gain is attributable to the sale of Company's corporate office building which resulted in a gain of $406,000 and the sale of certain garden homes and related property that was adjacent to Camelot Retirement that resulted in a loss of $25,000.

The 2000 gain is attributable to the sale of undeveloped land that did not fit into the Company's strategic plans.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2001, was ($81,000) compared to $(68,000) for the same period in 2000. The expense for both periods is attributable to a minority interest.

Liquidity and Capital Resources

At March 31, 2001, the Company had net working capital of $225,000.

In April 2001 the Company exercised purchase options on two of it's leased Fort Worth, Texas communities and simultaneously sold both of the two communities to unrelated third parties. After exercise of the purchase options and the payoff of approximately $4,450,000 of debt on a third community, the Company generated $496,000 of cash proceeds. See Note E: Subsequent Event for additional discussion of these transactions.

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

In connection with the sale, the Company entered into an agreement which provides that, on the date of conversion, if the value of the Company's common stock has not increased at the annual rate of at least 14% during the period the preferred shares are outstanding, the Company is required to make a cash payment ("Cash Payment") to the preferred stockholder equal to the market price deficiency on the shares received upon conversion.

The 14% guaranteed return has been accreted by a charge to accumulated deficit. The amount of the Cash Payment that would be required assuming conversion at each balance sheet date will be transferred from stockholders equity to temporary equity. At January 13, 2001, a Cash Payment of $27,167,000 would have been due assuming conversion took place on that date.

In January 2000 Greenbriar and LSOF entered into an agreement whereby Greenbriar would redeem the Series F & G preferred stock from proceeds generated from the sale or refinancing of certain assets ("the redemption agreement"). In connection with the redemption agreement the Company paid LSOF a total of $4,760,000 during 2000.

The original agreement provides the Series F & G preferred stockholders the option to convert beginning January 13, 2000. The agreement further provides for a mandatory conversion on January 13, 2001. Greenbriar received a notice dated October 30, 2000, from LSOF advising that they were electing to convert the outstanding shares of preferred stock into common stock. Such notice sets forth the holder's position that, as a result of certain employee stock options issued by the Company, the conversion price of the Preferred Stock had been reduced from $17.50 per share to $0.69 per share, and that the Company must issue 27,502,855 shares of common stock upon conversion. If such shares were issued, they would constitute approximately 80% of the Company's common stock and represent a change in control of Greenbriar. The Company would be forced to obtain stockholder approval of the issuance of such a large block of common stock or face a delisting of its common stock on the American Stock Exchange. In the event such conversion occurred, the Company's obligation to pay the holder the "make-whole" distribution that is due upon a conversion or redemption of preferred stock would be reduced from approximately $27,167,000 to, based upon information provided by LSOF, approximately $8,600,000.

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

On January 13, 2001, the Company took the action mandated by the terms of the Series F and G Convertible Preferred Stock to convert the shares of Series F and G Convertible Preferred Stock remaining outstanding into 1,054,202 shares of common stock and acknowledged its obligation to pay the holder the approximate $27,167,000 Cash Payment amount as funds for repayment become lawfully available.

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

On March 29, 2001, the Court considered a motion brought by LSOF seeking partial summary judgment on certain issues. On April 5, 2001, the judge in this case signed an order granting LSOF's motion as follows:

     o The correct conversion price of the Series F and Series G Preferred Stock was $0.69 per share based upon Greenbriar's issuance of $0.69 per share options.

     o LSOF's Conversion Notice complied with the requirement for conversion under the Certificates of Designation.

     o The conversion price remained $0.69 per share even if Greenbriar rescinded the $0.69 per share options after LSOF served its conversion notice based on $0.69 per share of Greenbriar common stock.

This order will be a material factor at the trial on July 23, 2001.

Although the preferred stock has been converted to common stock, the Company is still obligated to pay LSOF the Cash Payment amount. If Greenbriar ultimately prevails in its dispute with LSOF the amount owed is approximately $27,167,000. Greenbriar is continuing its plan to sell or refinance its existing assets to repay LSOF. Although there can be no assurance that the Company will be successful, at current interest rates and property values Greenbriar believes it can obtain sufficient cash to meet all its financial obligations including repaying LSOF.

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

                           PART II: OTHER INFORMATION


ITEMS 1-6:    ARE NOT APPLICABLE.
---------------------------------

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.


                                                     Greenbriar Corporation



Date: May 14, 2001                              By:  /s/ Gene S. Bertcher
                                                     --------------------------
                                                     Executive Vice President
                                                     Chief Financial Officer