Form 10-Q
period 2001-06-30
GREENBRIAR CORP
filed 2001-08-20
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-8187

                             Greenbriar Corporation
             (Exact name of Registrant as specified in its charter)

                   Nevada                                     75-2399477
       (State or other jurisdiction of                       (IRS Employer
       Incorporation or organization)                     Identification No.)

    14185 Dallas Parkway, Suite 650, Dallas, TX                  75254
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

                                 YES [X] NO [ ]

At August 14, 2001 the issuer had outstanding approximately 8,320,000 shares of par value $.01 Common Stock.

                             GREENBRIAR CORPORATION
                     Index to Quarterly Report on Form 10-Q
                           Period ended June 30, 2001


Part I: Financial Information..................................................3

   ITEM 1: FINANCIAL STATEMENTS................................................3
     Consolidated Balance Sheets...............................................3
     Consolidated Statements Of Operations.....................................5
     Consolidated Statements Of Cash Flow......................................6
     Notes To Consolidated Financial Statements................................7
   ITEM 2: MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
           RESULTS OF OPERATIONS..............................................11

Part II: Other Information....................................................16

                          PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

                             Greenbriar Corporation
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                       June 30,     December 31,
Assets                                                  2001          2000
                                                     (Unaudited)

Current Assets
       Cash And Cash Equivalents                       $  2,941      $  2,287
       Accounts Receivable-Trade                            396           470
       Other Current Assets                               1,594         1,105
                                                       --------      --------

              Total Current Assets                        4,931         3,862

Deferred Income Tax Benefit                               4,750         4,750

Notes Receivable, Net of Deferred
                                                                         --
          Gain of $3,720                                    310


Property And Equipment, At Cost
       Land And Improvements                              9,164         9,716
       Buildings And Improvements                        69,668        75,723
       Equipment And Furnishings                          6,177         6,615
                                                       --------      --------

                                                         85,009        92,054

              Less Accumulated Depreciation              12,564        12,410
                                                       --------      --------

                                                         72,445        79,644

Deposits                                                  3,603         3,834

Goodwill And Other Intangibles                            5,040         9,347

Other Assets                                              1,098         1,151
                                                       --------      --------

                                                       $ 92,177      $102,588
                                                       ========      ========


                             Greenbriar Corporation
                     Consolidated Balance Sheets - Continued
                             (Amounts in thousands)

                                                              June 30,   December 31,
Liabilities And Stockholders' Equity                            2001        2000
                                                            (Unaudited)

Current Liabilities
       Current Maturities Of Long-Term Debt                  $   2,664    $   2,538
       Accounts Payable - Trade                                    868        1,445
       Accrued Expenses                                            960        1,934
       Other Current Liabilities                                   705          668
                                                             ---------    ---------

              Total Current Liabilities                          5,197        6,585

Long-Term Debt                                                  43,759       50,887

Financing Obligations                                           10,815       10,815

Other Long Term Liabilities                                        811          657
                                                             ---------    ---------

              Total Liabilities                                 60,582       68,944

Preferred Stock Redemption Obligation                           27,167       26,988


Stockholders' Equity
       Preferred Stock                                              69          254

       Common Stock $.01 Par Value; Authorized,100,000
              Shares; Issued And Outstanding, 8,348 Shares          84           76
                And 7,514 Shares, Respectively

       Additional Paid-In Capital                               60,214       60,219
       Accumulated Deficit                                     (53,572)     (51,526)
                                                             ---------    ---------

                                                                 6,795        9,023
       Less Stock Purchase Notes Receivable
              (Including $2,250 From Related Parties)           (2,367)      (2,367)
                                                             ---------    ---------

                                                                 4,428        6,656
                                                             ---------    ---------

                                                             $  92,177    $ 102,588
                                                             =========    =========


                             Greenbriar Corporation
                      Consolidated Statements Of Operations
                  (Amounts in thousands, except per share data)

                                            For The Three Month     For The Six Month
                                              Period Ended            Period Ended
                                                June 30,                June 30,
                                            2001        2000        2001        2000
                                           --------    --------    --------    --------
                                               (Unaudited)              (Unaudited)
Revenue
       Assisted living operations          $  9,247    $ 10,319    $ 19,223    $ 20,841
                                           --------    --------    --------    --------

                                              9,247      10,319      19,223      20,841
Operating Expenses
       Assisted living community
              operations                   $  5,722    $  6,141    $ 11,726    $ 12,397
       Lease expense                            923       1,254       2,077       2,542
       Depreciation and amortization            794         964       1,659       1,943
       Corporate general and
              administrative                  1,948       1,065       3,132       2,177
       Write-off of impaired assets
              and related expenses
                                               --         7,461        --         7,461
                                           --------    --------    --------    --------

                                              9,387      16,885      18,594      26,520
                                           --------    --------    --------    --------

              Operating income (loss)          (140)     (6,566)        629      (5,679)

Other income (expense)
       Interest and dividend income        $     64    $    101    $    141    $    216
       Interest expense                      (1,252)     (1,419)     (2,674)     (2,810)
          Net gain (loss) on the sale of
                     assets                    (222)        (34)        159          74

       Other                                    (61)        (72)       (142)       (140)
                                           --------    --------    --------    --------

                                             (1,471)     (1,424)     (2,516)     (2,660)
                                           --------    --------    --------    --------

Loss before income taxes                     (1,611)     (7,990)     (1,887)     (8,339)

Income tax benefit                             --          --          --          --
                                           --------    --------    --------    --------

       Net loss                              (1,611)     (7,990)     (1,887)     (8,339)

Preferred stock dividend
       requirement                              (80)     (1,028)       (160)     (2,075)
                                           --------    --------    --------    --------

Loss allocable to common
       stockholders                          (1,691)     (9,018)     (2,047)    (10,414)
                                           ========    ========    ========    ========

Net loss per common share -
       basic and diluted                   $  (0.20)   $  (1.20)   $  (0.24)   $  (1.39)

Weighted average number
        of common and equivalent
        shares outstanding                    8,348       7,514       8,348       7,514


                             Greenbriar Corporation
                      Consolidated Statements Of Cash Flow
                             (Amounts in thousands)

                                                                    For the six month
                                                                   Period Ended June 30,
                                                                   2001           2000
                                                                  -------        -------
                                                                (Unaudited)    (Unaudited)

Cash flows from operating activities
       Net loss                                                   $(1,887)       $(8,339)
       Adjustments to reconcile net loss to net
          cash used in operating activities
              Depreciation and amortization                         1,659          1,943
              Gain on sale of assets                                 (159)           (74)
              Write-off of impaired assets and related expenses      --            7,461

              Changes in operating assets and liabilities
                 Accounts receivable                                   74           (350)
                 Other current and noncurrent assets                 (207)          (745)
                 Accounts payable and other liabilities            (1,360)          (959)
                                                                  -------        -------

              Net cash used in operating activities                (1,880)        (1,063)
                                                                  -------        -------

Cash flows used in investing activities
       Proceeds from sale of property                               7,550            645
       Purchase of property and equipment                            (477)          (824)
                                                                  -------        -------

              Net cash provided by (used in) investing
                    activities                                      7,073           (179)

Cash flows from financing activities
       Payments on debt                                            (4,379)          (450)
       Dividends on preferred stock                                  (160)          (735)
          Redemption of preferred stock                              --           (4,000)
                                                                  -------        -------

              Net cash used in financing
                    activities                                     (4,539)        (5,185)
                                                                  -------        -------

              NET INCREASE (DECREASE) IN CASH AND                     654         (6,427)
                     CASH EQUIVALENTS

       Cash and cash equivalents at beginning of period             2,287          8,814
                                                                  -------        -------

       Cash and cash equivalents at end of period                 $ 2,941        $ 2,387
                                                                  =======        =======

                   Notes To Consolidated Financial Statements
       For the Unaudited Three and Six Months Ended June 30, 2001 and 2000


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

Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


Note B: Notes Receivable

A portion of the consideration received for the sale of Oak Park Retirement and Wedgwood Terrace (see Note E: Dispositions) was $4,030,000 of tax -free notes bearing interest of 9.5% annually. The notes mature on April 1, 2002 and June 1, 2002 respectively. It is anticipated that any unpaid principal and interest due upon maturity will be refinanced for a 35 year period.

The repayment of the notes is limited to the cash flow of the respective communities either from operations or a subsequent sale. In accordance with the rules issued by the Statement of Financial Accounting Standards No. 66, the gain pertaining to $3,720,000 of the notes has been deferred until the Company receives payment.


Note C: Long-Term Obligations

Long-term debt is comprised of the following (in thousands):

                                                                                  June 30,  December 31,
                                                                                   2001        2000
                                                                                   ----        ----

Notespayable to financial institutions maturing through 2018; fixed and variable interest rates ranging from 7.5% to 11%; collateralized by property, fixtures, equipment and the
     assignment of rents                                                           $25,201     $27,991

Notespayable to individuals and companies maturing through 2022; variable and fixed interest rates ranging from 7% to 11.2% collateralized by real property, personal property, fixtures,
     equipment and the assignment of rents                                              57       4,477

Note payable to the Redevelopment Agency of the City of Corona, California,
     payable into a sinking fund semi-annually in increasing amounts from $65 to
     $420 through May 1, 2015; variable interest rate of 5.50% at June 30, 2001;
     collateralized by
     personal property, land, fixtures and rents                                     6,780       6,895

Mortgage note payable to a financial institution maturing in 2003; bearing interest at 6.75%; collateralized by property and
     equipment                                                                      13,972      13,972

Other                                                                                  413          90
                                                                                   -------     -------
                                                                                    46,423      53,425

     Less: current maturities                                                        2,664       2,538
                                                                                   -------     -------
                                                                                   $43,759     $50,887

The Company operates two communities that are financed through sale-leaseback obligations. At the end of the tenth year of the fifteen-year leases (March 31, 2004), the Company has options to repurchase the communities for the greater of the sales prices at the date of the sale-leaseback which was $10,815,000 or their current replacement costs less depreciation plus land at current fair market values. Accordingly, these transactions have been accounted for as financings, and the Company has recorded the proceeds from the sales as financing obligations, classified the lease payments as interest expense and continues to carry the communities and record depreciation.


Note D: Preferred Stock

The following summarizes the various classes of preferred stock (amounts in thousands except per share data):

                                                                                     June 30,   December 31,
                                                                                       2001         2000
                                                                                       ----         ----

   Series B cumulative convertible preferred stock, $.10 par value; liquidation value of $100; authorized, 100 shares; issued and outstanding, 1 share
                                                                                       $  1         $  1

Series D cumulative convertible preferred stock, $.10 par value; liquidation value of $3,375; authorized, issued and outstanding, 675 shares

                                                                                         68           68

Series F voting cumulative convertible preferred stock, $.10 par value;
     liquidation value of $14,000; authorized, issued and outstanding, 1,400
     shares                                                                             --           140

Series G cumulative convertible preferred stock, $.10 par value; liquidation value of $4,450; authorized 800 shares; issued and outstanding, 445 shares
                                                                                        --            45
                                                                                       ----         ----

                                                                                       $ 69         $254
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

The Series D preferred stock has a liquidation value of $5 per share and is convertible into common stock at $10.00 per share. Cumulative dividends are payable in cash at a rate of 9.5%. See Note F: Subsequent Events for further discussion of the preferred stock.

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

Note E: Dispositions

In January 2001, the Company sold its corporate office building in Addison, Texas and received net cash proceeds of $1,477,772 and recorded a gain on the sale of $406,000. The Corporate office has been relocated to approximately 10,000 square feet of leased space in Addison, Texas. In addition, the Company also sold certain garden homes and related property that were adjacent to Camelot Retirement in January 2001 and received net cash proceeds of $866,280 and recorded a loss on the sale of $296,000.

In April 2001 the Company exercised purchase options on two leased communities in Fort Worth, Texas, Palm House and Oak Park Retirement, and simultaneously sold both of the two communities to unrelated third parties. Per the terms of the sale of Oak Park Retirement, the Company retained a fifteen year management agreement with the new owners. The gross proceeds from the sales of Palm House and Oak Park Retirement including both cash and notes were $5,200,000 and $15,280,750 respectively. The cash proceeds from these sales were $17,280,750 of which $4,450,000 was used to repay the mortgage on a retirement community owned by the Company in Harlingen, Texas, Camelot Retirement. This mortgage payoff was a requirement for the exercise of the purchase options on Palm House and Oak Park Retirement. The gains on the sale of assets generated from these two transactions following the payoff of Camelot Retirement were $49,000.

In June 2001 the Company sold a community in Lewiston Idaho, Wedgwood Terrace. Per the terms of this sale, the Company retained a fifteen year management agreement with the new owners. The gross proceeds from the sale were $830,000 of notes and $3,031,250 of cash. There was no gain or loss on the sale of assets resulting from this sale.

Note F: Subsequent Event

In July 2001 the Company redeemed the Series D preferred stock from a related party. The redemption value of the preferred stock was $3,375,000. The holder of the preferred stock was issued a note for $3,375,000 bearing interest of 10% and maturing on July 1, 2003. There were certain limitations regarding the redemption and payment of dividends with respect to the Series D Preferred stock. These same limitations will apply to the note.

In July 2001 the Company borrowed $12,000,000, the proceeds of which were used to purchase two assisted living communities which the Company had under option. The collateral for the loan is the two assisted living communities. In addition, the company issued 6,000,000 shares of a newly created Series H Preferred stock to a subsidiary of Greenbriar as additional collateral for the $12,000,000 obligation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The Company owns and manages assisted living communities that provide housing, healthcare, hospitality and personal services to seniors. As of August 14, 2001 the Company operates 27 communities in 10 states with a capacity of 2,067 residents, including 3 communities managed for a third party.


Three and six month periods ended June 30, 2001 compared to three and six month periods ended June 30, 2000.


Revenues and Operating Expenses from Assisted Living Operations

Revenues were $9,247,000 and $19,223,000 for the three and six months ended June 30, 2001 as compared to $10,319,000 and $20,841,000 for the three and six months ended June 30, 2000. Community operating expenses, which consist of assisted living community operations, lease expense and depreciation and amortization, were $7,439,000 and $15,462,000 for the three and six months ended June 30, 2001 as compared to $8,359,000 and $16,882,000 for the three and six months ended
June 30, 2000. There were two communities disposed of in 2000, and certain garden homes and related property that were adjacent to Camelot Retirement were sold in the first quarter of 2001 and three other communities were sold in the second quarter of 2001. The revenue from these communities that was included in both the three and six months ended June 30, 2000 was $1,227,000 and $1,846,000 respectively. The operating expenses from these communities that were included in both the three and six months ended June 30, 2000 were $1,181,000 and $1,850,000.

Corporate General and Administrative Expenses

General and administrative expenses were $1,948,000 and $3,132,000 for the three and six months ended June 30, 2001 as compared to $1,065,000 and $2,177,000 for the three and six month periods ended June 30, 2000. The increase in the corporate general and administrative expenses for both the three and six months ended June 30, 2001 is primarily a result of the increase in corporate legal expenses associated with the ongoing litigation with LSOF. See further discussion of litigation with LSOF at Liquidity and Capital Resources.


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

The Company was informed that the financial condition of the four nursing homes had deteriorated, that they failed to make the mortgage payment, and that the first mortgage holder foreclosed on the property in June 2000. Under the circumstances, the Company wrote off the entire $4,525,000.

The Company decided to dispose of two assisted living communities, which were not meeting operating performance expectations. These communities were written down to net realizable value. Also, a third community whose operations had deteriorated was written down based on management's estimate of future cash flows pursuant to the provisions of Statement of Financial Accounting Standards No. 121. In addition certain receivables associated with these properties were written off. These write offs substantially account for the remainder of the write-off of impaired assets and related expenses.

Interest and Dividend Income

Interest and dividend income for the three and six months ended June 30, 2001 was $64,000 and $141,000 compared to $101,000 and $216,000 for the comparable periods in 2000. The decrease in interest and dividend income for both the three and six month periods is a result of less cash available for investment purposes.


Net Gain (Loss) on the Sale of Assets

The net gain (loss) on the sale of assets for the three and six months ended June 30, 2001 was $(222,000) and $159,000 respectively. The Company sold its corporate office building in 2001, which resulted in a gain of $406,000. In addition, certain garden homes and related property that were adjacent to Camelot Retirement were sold in 2001 resulting in a loss of $296,000.

In 2001 the Company also exercised purchase options on two leased communities in Fort Worth, Texas, Palm House and Oak Park Retirement, and simultaneously sold both of the two communities to unrelated third parties. The gains on the sales of assets generated from these two transactions were $49,000. See further discussion of these transactions at Note E: Dispositions.

The 2000 gain (loss) is attributable to the sale of undeveloped land that did not fit into the Company's strategic plans.

Liquidity and Capital Resources

At June 30, 2001, the Company had net working capital deficit of $266,000.

In April 2001 the Company exercised purchase options on two leased communities in Fort Worth, Texas and simultaneously sold both of the two communities to unrelated third parties. After exercise of the purchase options and the payoff of approximately $4,450,000 of debt on a third community, the Company generated $496,000 of cash proceeds. See Net Gain (Loss) on the Sale of Assets and Note E:
Dispositions for additional discussion of these transactions.

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

The 14% guaranteed return has been accreted by a charge to accumulated deficit. The amount of the Cash Payment that would be required assuming conversion at each balance sheet date will be transferred from stockholders equity to temporary equity. At January 13, 2001, a Cash Payment of $27,167,000 was due based upon a conversion at that date.

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

The Company took the position that the conversion price was not properly subject to adjustment, and, if the holder were to have converted, it would be at the $17.50 conversion price stated in the terms of the preferred stock agreement. The Company's position is based, in part, upon the holder's failure to follow all procedures for adjustment and conversion at the adjusted price, and on the Company's rescission of the employee stock options that were the basis for the holder's purported adjustment.

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

This order would be a material factor at a trial.

Although the preferred stock was converted to common stock, the Company remained obligated to pay LSOF the Cash Payment amount. If Greenbriar ultimately were to prevail in its dispute with LSOF Greenbriar believes the amount owed could have been approximately $27,167,000. LSOF asserted the amount owed would be in excess of this amount.

The Company has entered into a Master Settlement Agreement with LSOF effective August 1, 2001 that will settle the dispute between the parties. Under the terms of the agreement Greenbriar will repurchase all of LSOF's ownership interests in Greenbriar and LSOF will release all claims in exchange for $4,000,000 in cash and the conveyance of 11 out of the 24 assisted living communities, currently owned by the Company, subject to any indebtedness thereon. Greenbriar will then release LSOF from any claims. Closing of the settlement is expected to occur by the end of the third quarter and will be subject to receiving all required third party consents and approvals.

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

                           PART II: OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

Lifestyles Senior Housing Managers LLC v Villa Del Rey- Seaside, Inc. and Neawanna By The Sea LP


In 1995 Lifestyles Senior Housing Managers, LLC (Lifestyles) entered into a contract to manage an assisted living community in Seaside, OR named Neawanna By the Sea (Neawanna). In March 2000 Lifestyles organized and held a meeting with the executive director of Neawanna for the purpose of offering her the position of manager of an assisted living community not affiliated with Greenbriar.
Greenbriar believes the action of Lifestyles represented a breach of their fiduciary duty as the manager and terminated the management contract. Lifestyles believed their termination was unjustified, seeking damages of approximately $800,000, they demanded the matter be submitted to binding arbitration, which is allowed in the management contract. The arbitration hearing was held on February 19-21, 2001. On April 9, 2001, the Company was notified that the arbitration panel had awarded Lifestyles a judgement and later, related legal expenses, both totaling approximately $498,000. The Company is considering its legal options but has recorded the award to Lifestyles as well as related legal fees and other costs in its financial statement for 2001.

On July 12, 2001 Villa Del Rey - Seaside, Inc and Neawanna By The Sea Limited Partnership filed Chapter 11 in the United States Bankruptcy Court For The District of Nevada. In addition Villa Del Rey - Roswell LP filed for Chapter 11. Although unrelated to the Lifestyles litigation Villa Del Rey - Roswell LP has a lease for an assisted living community which is cross collateralized with the lease held by Villa Del Rey - Seaside, Inc.

The parties in bankruptcy are preparing reorganization plans, which will be filed with the court.

LSOF Pooled Equity L.P. v Greenbriar Corporation

See the discussion of this matter in Part I, Item 2.

The Company has been named as defendant in other lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

ITEMS 2-5: NOT APPLICABLE.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits:  None

b)     Report on Form 8-K:

     Report filed on August 11, 2001 disclosing under Item 5 and filing exhibits for the mortgage loan and the settlement with LSOF Pooled Equity L.P. described in Part I, Item 2.

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.


                                                      Greenbriar Corporation



Date: August 14, 2001                            By:  /s/ Gene S. Bertcher
                                                      --------------------------
                                                      Executive Vice President
                                                      Chief Financial Officer