Form 10-Q
period 2001-09-30
GREENBRIAR CORP
filed 2001-11-14
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 2001

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

                                 YES [X] NO [ ]

At November 10, 2001 the issuer had outstanding approximately 7,265,000 shares of par value $.01 Common Stock.

                             GREENBRIAR CORPORATION
                     Index to Quarterly Report on Form 10-Q
                         Period ended September 30, 2001


Part I: Financial Information..................................................3

   ITEM 1: FINANCIAL STATEMENTS................................................3
     Consolidated Balance Sheets...............................................3
     Consolidated Statements Of Operations.....................................5
     Consolidated Statements Of Cash Flow......................................6
     Notes To Consolidated Financial Statements................................7
   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS................................11

Part II: Other Information....................................................15

                          PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS
----------------------------

                             Greenbriar Corporation
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                               September 30,      December 31,
Assets                                            2001               2000
                                                (Unaudited)

Current Assets
       Cash And Cash Equivalents                 $  4,460           $  2,287
       Accounts Receivable-Trade                      423                470
       Other Current Assets                         4,657              1,105
                                             ----------------   ----------------

              Total Current Assets                  9,540              3,862

Deferred Income Tax Benefit                         4,750              4,750

Notes Receivable, Net of Deferred
          Gain of $6,090
                                                      310               --

Property And Equipment, At Cost
       Land And Improvements                        8,890              9,716
       Buildings And Improvements                  69,566             75,723
       Equipment And Furnishings                    5,865              6,615
                                             ----------------   ----------------

                                                   84,321             92,054

              Less Accumulated Depreciation        11,540             12,410
                                             ----------------   ----------------

                                                   72,781             79,644

Deposits                                            2,656              3,834

Lease Rights And Other Intangibles                  5,031              9,347

Other Assets                                        1,329              1,151
                                             ----------------   ----------------

                                                 $ 96,397           $102,588
                                             ================   ================


                             Greenbriar Corporation
                     Consolidated Balance Sheets - Continued
                             (Amounts in thousands)

                                                                September 30,        December 31,
Liabilities And Stockholders' Equity                               2001                 2000
                                                                 (Unaudited)
Current Liabilities
       Current Maturities Of Long-Term Debt                      $   2,352            $   2,538
       Accounts Payable - Trade                                      1,066                1,445
       Accrued Expenses                                                738                1,934
       Other Current Liabilities                                       975                  668
                                                             -----------------    -----------------

              Total Current Liabilities                              5,131                6,585

Long-Term Debt                                                      52,436               50,887

Financing Obligations                                               10,815               10,815

Other Long Term Liabilities                                            275                  657
                                                             -----------------    -----------------

              Total Liabilities                                     68,657               68,944

Preferred Stock Redemption Obligation                               27,167               26,988


Stockholders' Equity
       Preferred Stock                                                   1                  254

       Common Stock $.01 Par Value; Authorized,100,000
              Shares; Issued And Outstanding, 8,560 Shares              84                   76
                And 7,514 Shares, Respectively

       Additional Paid-In Capital                                   56,907               60,219
       Accumulated Deficit                                         (54,052)             (51,526)
                                                             -----------------    -----------------

                                                                     2,940                9,023
       Less Stock Purchase Notes Receivable
              (Including $2,250 From Related Parties)               (2,367)              (2,367)
                                                             -----------------    -----------------

                                                                       573                6,656
                                                             -----------------    -----------------

                                                                 $  96,397            $ 102,588
                                                             =================    =================



                             Greenbriar Corporation
                      Consolidated Statements Of Operations
                  (Amounts in thousands, except per share data)

                                                For The Three Month               For The Nine Month
                                                   Period Ended                      Period Ended
                                                   September 30,                     September 30,
                                               2001             2000             2001             2000
                                           -------------    -------------    -------------    -------------
                                                    (Unaudited)                       (Unaudited)
Revenue
       Assisted living operations             $  8,186         $ 10,263         $ 27,409         $ 31,104
                                           -------------    -------------    -------------    -------------

                                                 8,186           10,263           27,409           31,104
Operating Expenses
       Assisted living community
              operations                      $  5,327         $  6,222         $ 17,053         $ 18,619
       Lease expense                               671            1,217            2,748            3,759
       Depreciation and amortization               783              903            2,442            2,846
       Corporate general and
              administrative                       989            1,067            4,121            3,244
       Write-off of impaired assets
              and related expenses                --               --               --              7,461
                                           -------------    -------------    -------------    -------------

                                                 7,770            9,409           26,364           35,929
                                           -------------    -------------    -------------    -------------

              Operating income (loss)              416              854            1,045           (4,825)

Other income (expense)
       Interest and dividend income           $     71         $    105         $    212         $    321
       Interest expense                         (1,516)          (1,454)          (4,190)          (4,264)
       Net gain on the sale of assets            4,239             --              4,398               74
       Minority Interest                        (3,738)             (84)          (3,880)            (276)
       Other                                        48                8               48               60
                                           -------------    -------------    -------------    -------------

                                                  (896)          (1,425)          (3,412)          (4,085)
                                           -------------    -------------    -------------    -------------

       Net loss                                   (480)            (571)          (2,367)          (8,910)

Preferred stock dividend
       requirement                                --             (1,028)            (160)          (3,103)
                                           -------------    -------------    -------------    -------------

Loss allocable to common
       stockholders                               (480)          (1,599)          (2,527)         (12,013)
                                           =============    =============    =============    =============

Net loss per common share -
       Basic and diluted                      $  (0.06)        $  (0.21)       $   (0.30)        $  (1.60)

Weighted average number
        of common and equivalent
        shares outstanding                       8,348            7,514            8,348            7,514




                             Greenbriar Corporation
                      Consolidated Statements Of Cash Flow
                             (Amounts in thousands)

                                                                          For the nine month
                                                                      Period Ended September 30,
                                                                        2001             2000
                                                                    --------------   --------------
                                                                      (Unaudited)      (Unaudited)
Cash flows from operating activities
       Net loss                                                        $ (2,367)        $ (8,910)
       Adjustments to reconcile net loss to net
          cash provided by (used in) operating activities
              Depreciation and amortization                               2,404            2,846
              Gain on sale of assets                                     (4,398)             (74)
              Minority Interest                                           3,880              527
              Write-off of impaired assets and related expenses            --              7,461

              Changes in operating assets and liabilities
                 Accounts receivable                                         47             (335)
                 Other current and noncurrent assets                     (2,554)            (791)
                 Accounts payable and other liabilities                  (1,650)            (533)
                                                                    --------------   --------------

              Net cash provided by (used in) operating activities        (4,638)             191
                                                                    --------------   --------------

Cash flows used in investing activities
       Proceeds from sale of property                                    21,267              645
       Purchase of property and equipment                               (12,284)          (1,068)
                                                                    --------------   --------------

              Net cash provided by (used in) investing
                    activities                                            8,983             (423)

Cash flows from financing activities
       Proceeds from borrowings                                          15,704             --
       Payments on debt                                                 (14,341)            (569)
       Dividends on preferred stock                                        (160)          (1,099)
          Redemption of preferred stock                                  (3,375)          (4,000)
                                                                    --------------   --------------

              Net cash used in financing
                    activities                                           (2,172)          (5,668)
                                                                    --------------   --------------

              NET INCREASE (DECREASE) IN CASH AND                         2,173           (5,900)
                     CASH EQUIVALENTS

       Cash and cash equivalents at beginning of period                   2,287            8,814
                                                                    --------------   --------------

       Cash and cash equivalents at end of period                      $  4,460         $  2,914
                                                                    ==============   ==============


                   Notes To Consolidated Financial Statements
    For the Unaudited Three and Nine Months Ended September 30, 2001 and 2000

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

Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


Note B: Notes Receivable

A portion of the consideration received for the sale of Oak Park Retirement, Wedgwood Terrace and Crown Pointe (see Note E: Dispositions) was $6,400,000 of tax -free notes bearing interest of 9.5% annually. The notes mature on April 1, 2002, June 1, 2002 and August 1, 2002 respectively. It is anticipated that any unpaid principal and interest due upon maturity will be refinanced for a 35 year period.

The repayment of the notes is limited to the cash flow of the respective communities either from operations or a subsequent sale. In accordance with Statement of Financial Accounting Standards No. 66, the gain pertaining to $6,090,000 of the notes has been deferred until the Company receives payment.


Note C: Long-Term Obligations

Long-term debt is comprised of the following (in thousands):

                                                                   September 30,       December 31,
                                                                        2001               2000
                                                                        ----               ----
Notes payable to financial institutions maturing
     through 2018; fixed and variable interest rates
     ranging from 7.5% to 14%; collateralized by
     property, fixtures, equipment and the
     assignment of rents                                           $     37,111       $     27,991

Notes payable to individuals and companies
     maturing through 2022; variable and fixed
     interest rates ranging from 7% to 11.2%
     collateralized by real property, personal
     property, fixtures, equipment and the
     assignment of rents                                                     56              4,477

Note payable to shareholder maturing on June
     30,2004; bearing interest at 10%                                     3,375                  -

Note payable to the Redevelopment Agency of the
     City of Corona, California, payable into a sinking
     fund semi-annually in increasing amounts from
     $65 to $420 through May 1, 2015; variable
     interest rate of 5.55% at September 30, 2000;
     collateralized by personal property, land, fixtures
     and rents                                                                -              6,895

Mortgage note payable to a financial institution
     maturing in 2003; bearing interest at 6.75%;
     collateralized by property and equipment                            13,972             13,972

Other                                                                       274                 90
                                                                ---------------    ---------------
                                                                         54,788             53,425

     Less: current maturities                                             2,352              2,538
                                                                ---------------    ---------------
                                                                   $     52,436       $     50,887


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


Note D: Preferred Stock

The following summarizes the various classes of preferred stock (amounts in thousands except per share data):

                                                                       September 30,       December 31,
                                                                           2001                2000
                                                                           ----                ----
   Series B cumulative convertible preferred stock, $.10 par
        value; liquidation value of $100; authorized, 100
        shares; issued and outstanding, 1 share
                                                                         $       1          $        1

   Series D cumulative convertible preferred stock, $.10 par
        value; liquidation value of $3,375; authorized, issued
        and outstanding, 675 shares
                                                                                 -                  68

   Series F voting cumulative convertible preferred stock,
         $.10 par value; liquidation value of $14,000;
         authorized, issued and outstanding, 1,400 shares                        -                 140

   Series G cumulative convertible preferred stock, $.10 par
        value; liquidation value of $4,450; authorized 800
        shares; issued and outstanding, 445 shares
                                                                                 -                  45
                                                                  ---------------------------------------

                                                                                $1                $254
                                                                  =======================================


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

In July 2001 the Series D preferred stock was redeemed from a related party. The redemption value of the preferred stock was $3,375,000. The holder of the preferred stock was issued a note for $3,375,000 bearing interest of 10% and maturing on July 1, 2003. There were certain limitations regarding the redemption and payment of dividends with respect to the Series D Preferred stock. The same limitations will apply to the note.

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

In April 2001 the Company exercised purchase options on two leased communities in Fort Worth, Texas, Palm House and Oak Park Retirement, and simultaneously sold both of the two communities. Per the terms of the sale of Oak Park Retirement, the Company retained a fifteen year management agreement with the new owners. The gross proceeds from the sales of Palm House and Oak Park Retirement including both cash and notes were $5,200,000 and $15,280,750 respectively. The cash proceeds from these sales were $17,280,750 of which $4,450,000 was used to repay the mortgage on a retirement community owned by the Company in Harlingen, Texas, Camelot Retirement. This mortgage payoff was a requirement for the exercise of the purchase options on Palm House and Oak Park Retirement. The gains on the sale of assets generated from these two transactions following the payoff of Camelot Retirement were $49,000.

In June 2001 the Company sold a community in Lewiston Idaho, Wedgwood Terrace. Per the terms of this sale, the Company retained a fifteen year management agreement with the new owners. The gross proceeds from the sale were $830,000 of notes and $3,031,250 of cash. There was no gain or loss on the sale of assets resulting from this sale.

In August 2001 the Company sold a community that it owned sixty percent of in Corona California, Crown Pointe. Per the terms of this sale the Company retained a fifteen year management agreement with the new owners. The gross proceeds from the sale were $3,950,000 of notes and $14,371,068 of cash. There was a gain on the sale of assets recorded from this transaction of $4,239,000. Greenbriar's portion of the gain was $537,500 with the balance being allocated to the minority investors in Crown Pointe.

Note F: Acquisitions

In July 2001 the Company borrowed $12,000,000, the proceeds of which were used to purchase two assisted living communities which the Company had under option. The collateral for the loan is the two assisted living communities. In October 2001 these two communities and the allocated debt were transferred to the holder of the series F and G preferred stock. See further discussion of this transfer at Item 2, Liquidity and Capital Resources.


ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------------
              AND RESULTS OF OPERATIONS
              -------------------------


Overview

The Company owns and manages assisted living communities that provide housing, healthcare, hospitality and personal services to seniors. As of November 10, 2001 the Company operates 16 communities in 9 states with a capacity of 1,293 residents, including 3 communities managed for a third party.


Three and nine month periods ended September 30, 2001 compared to three and nine month periods ended September 30, 2000.


Revenues and Operating Expenses from Assisted Living Operations

Revenues were $8,186,000 and $27,409,000 for the three and nine months ended September 30, 2001 as compared to $10,263,000 and $31,104,000 for the three and nine months ended September 30, 2000. Community operating expenses, which consist of assisted living community operations, lease expense and depreciation and amortization, were $6,781,000 and $22,243,000 for the three and nine months ended September 30, 2001 as compared to $8,342,000 and $25,224,000 for the three and nine months ended September 30, 2000. There were two communities disposed of in 2000, and certain garden homes and related property that were adjacent to Camelot Retirement were sold in the first quarter of 2001, three communities were sold in the second quarter of 2001 and one community was sold in the third quarter of 2001. The revenue from these communities that was included in both the three and nine months ended September 30, 2000 was $2,247,000 and $4,094,000 respectively. The operating expenses from these communities that were included in both the three and nine months ended September 30, 2000 were $1,934,000 and $3,784,000, respectively.

Corporate General and Administrative Expenses

General and administrative expenses were $989,000 and $4,121,000 for the three and nine months ended September 30, 2001 as compared to $1,067,000 and $3,244,000 for the three and nine month periods ended September 30, 2000. The increase in the corporate general and administrative expenses for the nine months ended September 30, 2001 is primarily a result of the increase in corporate legal expenses associated with the litigation with LSOF. See further discussion of litigation with LSOF at Liquidity and Capital Resources.

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

The Company was informed that the financial condition of the four nursing homes had deteriorated, that they failed to make the mortgage payment to the first lien holder, and that the first mortgage holder foreclosed on the property in June 2000. Under the circumstances, the Company wrote off the entire $4,525,000.

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

Interest and Dividend Income

Interest and dividend income for the three and nine months ended September 30, 2001 was $71,000 and $212,000 compared to $105,000 and $321,000 for the comparable periods in 2000. The decrease in interest and dividend income for both the three and nine month periods is a result of less cash available for investment purposes.


Net Gain (Loss) on the Sale of Assets

The net gain on the sale of assets for the three and nine months ended September 30, 2001 was $4,239,000 and $4,398,000 respectively. The Company sold its corporate office building in 2001, which resulted in a gain of $406,000. In addition, certain garden homes and related property that were adjacent to Camelot Retirement were sold in 2001 resulting in a loss of $296,000.

In 2001 the Company also exercised purchase options on two leased communities in Fort Worth, Texas, Palm House and Oak Park Retirement, and simultaneously sold both of the two communities to unrelated third parties. The gains on the sales of assets generated from these two transactions were $49,000. The Company also sold a community in Corona, California and recorded a gain of $4,239,000 on the sale. See further discussion of these transactions at Note E: Dispositions.

The 2000 gain of $74,000 is attributable to the sale of undeveloped land that did not fit into the Company's strategic plans.

Liquidity and Capital Resources

At September 30, 2001, the Company had working capital of $4,409,000.

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

On October 3, 2001, the Company concluded and closed a transaction with LSOF Pooled Equity, L.P. to settle and resolve litigation over the amount and nature of LSOF's ownership of Registrant. The dispute had centered around the number of shares of the Company's common stock and extent of control to which LSOF was entitled upon conversion of its Series F and G Preferred Stock and the amount then due under a "Make Whole Agreement." LSOF's position would have resulted in a change of voting control of the Company to LSOF, which the Company resisted in the litigation between the parties.

Under the terms of the settlement, the Company repurchased all of LSOF's ownership interests in the Company, which amounted to 1,054,202 shares of the Company's common stock, the Company was relieved of its preferred stock redemption obligation, and LSOF released all claims in exchange for $4,000,000 in cash and the conveyance of 11 assisted living properties out of the 24 owned and operated by the Company, subject to any indebtedness thereon. In addition the Company released LSOF from all claims. The settlement resulted in an increase in stockholders equity of approximately $13,154,000, which will be recorded in the fourth quarter.

On August 3, 2001 the Company sold an assisted living property in California. The cash proceeds from the sale were used to provide the cash portion of the settlement with LSOF.

See further discussion of this settlement with LSOF in the Company's Form 8-K filed on October 18, 2001.

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

                           PART II: OTHER INFORMATION


ITEM 1:      LEGAL PROCEEDINGS
------------------------------


LSOF Pooled Equity L.P. v Greenbriar Corporation
------------------------------------------------

See the discussion of this matter in Part I, Item 2.

The Company has been named as defendant in other lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

ITEMS 2-5:   NOT APPLICABLE.
----------------------------

ITEM 6:      EXHIBITS AND REPORTS ON FORM  8-K
----------------------------------------------

a)   Exhibits:  None

b)   Report on Form 8-K:

     Report filed on August 11, 2001 disclosing under Item 5 and filing exhibits for the mortgage loan and the settlement with LSOF Pooled Equity L.P. described in Part I, Item 2.

     Report filed on October 18, 2001 disclosing under Item 2 the settlement with LSOF Pooled Equity L.P. described in Part I, Item 2.

     Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.


                                                  Greenbriar Corporation



Date: November 10, 2001                      By:  /s/ Gene S. Bertcher
                                                  ----------------------------
                                                  Executive Vice President
                                                  Chief Financial Officer