Form 10-K
period 2001-12-31
GREENBRIAR CORP
filed 2002-04-03
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-8187

                             Greenbriar Corporation
             (Exact name of Registrant as specified in its charter)

                   Nevada                                        75-2399477
      (State or other jurisdiction of                          (IRS Employer
       Incorporation or organization)                        Identification No.)

14185 Dallas Parkway, Suite 650, Dallas, Texas                      75254
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

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the closing sales price on March 28, 2002, was approximately $3,464,000

At March 28, 2002, the issuer had outstanding approximately 359,000 shares of par value $.01 Common Stock.

Documents Incorporated by Reference:
Registrant's definitive proxy statement pertaining to the 2002 Annual Meeting of Stockholders (the "Proxy Statement") and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference in Part III.

                             GREENBRIAR CORPORATION
                       Index to Annual Report on Form 10-K
                       Fiscal year ended December 31, 2001


Part I.........................................................................3

   ITEM 1: DESCRIPTION OF BUSINESS.............................................3
   ITEM 2: DESCRIPTION OF PROPERTIES..........................................13
   ITEM 3: LEGAL PROCEEDINGS..................................................13
   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................14
   ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........15
   ITEM 6: SELECTED FINANCIAL DATA............................................15
   ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........16
   ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........21
   ITEM 8: FINANCIAL STATEMENTS...............................................21
   ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
   FINANCIAL DISCLOSURE.......................................................22

Part III......................................................................23

   ITEMS 10-13: DIRECTORS AND EXECUTIVE OFFICERS, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................23

Part IV.......................................................................24

   ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
   ON FORM 8-K................................................................24

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS
-------------------------------

Overview and Background of Assisted Living Operations

Greenbriar Corporation, its subsidiaries and affiliates (the "Company") operate assisted and full service independent living communities designed to serve the needs of the elderly population. Assisted living residents generally comprise frail elderly persons who require assistance with the activities of daily living such as ambulation, bathing, eating, personal hygiene, grooming and dressing, but who do not generally require more expensive skilled nursing care.
Independent living residents typically require only occasional assistance but receive other support services. In addition, the Company also develops and operates communities for residents suffering from Alzheimer's or other forms of dementia, a growing specialty within the assisted living industry. Finally, the Company is involved in the identification and acquisition of real estate properties, primarily in the retirement housing and assisted living industry, enhancing the value of these properties by proper operations and marketing and reselling these properties for their appreciated value while retaining a management contract, if desirable, for their continuing operation.

As of March 28, 2002, the Company operated 16 communities in nine states, with a capacity of 1,281 residents, consisting of seven communities that are owned four that are leased and five that are managed under contract to one of the Company's subsidiaries for third party owners.



The Assisted Living Industry

The Company believes that the assisted living industry has become the preferred alternative to meet the growing demand for a cost-effective setting in which to care for the elderly who do not require more intensive medical attention provided by a skilled nursing center but who cannot live independently due to physical or cognitive frailties. In general, assisted living represents a combination of housing, general support services and full time personal care services designed to aid elderly residents with the activities of daily living ("ADLs") on a scheduled and unscheduled basis. Many assisted living communities also provide assistance to residents with low acuity medical needs or may offer higher levels of personal assistance for incontinent residents or residents with Alzheimer's disease or other forms of dementia. Another growing trend in the industry is the provision of care for higher levels of acuity. Generally, assisted living residents have higher levels of need than residents of independent retirement communities but lower levels than residents in skilled nursing centers. The Company believes that assisted living is one of the fastest growing segments of elderly care and will continue to experience significant growth due to the following:

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

     Demographic & Social Trends - The target market for the Company's services is, generally, persons 75 years and older, one of the fastest growing segments of the U.S. population (the average age of a resident in Assisted Living is typically age 84 or older and that resident is either widowed or single). According to the U.S. Census Bureau, the portion of the U.S. population age 75 and older will have increased by 28.7%, from approximately 13.0 million in 1990 to over 16.8 million by the year 2000, and the number of person's age 85 and older is expected to have increased 37.3% during the 1990s. This age group is projected to increase by 33.2% between the years 2000 and 2010. It is estimated by the United States Bureau of census that approximately 50% of the population of seniors over age 85 need assistance with ADLs and approximately 50% of such seniors develop Alzheimer's disease or other forms of dementia. According to Claritas, Inc., a nationally recognized demographics provider, 59% of householders over age 80 in 2000 had incomes of $15,000 and above and 40 % had incomes of $25,000 and above. Accordingly, the Company believes that the number of seniors who are able to afford high-quality residential environments, such as those offered by the Company, has increased in recent years. According to a 1998 study by the National Investment Conference
     (NIC), reported incomes and net worth of residents in assisted living communities are substantially lower than currently presumed by feasibility standards and industry benchmarks ($25,000 or more annual income). However, the same study states that residents are more willing to spend down assets and family members are providing more assistance than previously estimated. If the study is correct, this has dramatic implications for the future of the industry as it indicates that the industry's potential market could be two to three times larger than previously thought. Because of severe overbuilding in many markets, the NIC prediction has not been proved or disproved at this time.

     Lower Average Cost - The Company believes that the average annual cost to residents receiving assisted living care in the Company's communities is significantly less than the cost of receiving similar care in a skilled nursing center.

     Changing Supply of Long-term Care Beds - Most of the states in which the Company currently operates have enacted certificate of need ("CON") or similar legislation that restricts the supply of licensed nursing center beds. These laws generally limit the construction of nursing centers and the addition of beds or services to existing nursing centers, thus limiting the available supply of traditional nursing home beds. In addition, some long-term care centers have started to convert traditional nursing home beds into sub-acute beds. The Company also believes that high construction costs and limits on government reimbursement for the full cost of construction and start-up expenses will also constrain the growth and supply of traditional nursing home centers and beds. The Company expects that this tightening supply of nursing beds coupled with the aging of the population will create an increasing demand for assisted living communities. Finally, changes in Medicare reimbursement regulations have had a very negative impact on the nursing home industry. A high percentage of nursing homes are in bankruptcy and many have closed, further reducing the number of available beds and discouraging development of new beds. However, upscale private nursing homes seem to be experiencing an upturn and new construction of private pay nursing homes appears to be increasing in some markets.


Business Strategy

The Company has historically had two sources of revenue and earnings. The first is earnings from operations and the second is gain on sales of assets. The Company has a business strategy of acquiring undervalued assisted and full service retirement communities, enhancing their value and selling the property. Whenever possible the Company will maintain a management contract to operate the property for a fee. The Company conducts the management of the properties it owns or leases as well as those it manages for others through its wholly owned subsidiary. Senior Living Management, Inc.

The Company believes that significant growth opportunities exist to provide assisted living and full service independent living services to the rapidly growing elderly population. In addition, due to a series of setback that have plagued the industry, including overbuilding, higher than anticipated operating costs, quicker turnover of residents than anticipated and difficulties in obtaining insurance there is a number of properties available to be purchased at, what the Company believes to be attractive prices.

As discussed more fully in Management's Discussion and Analysis or Plan of Operations (See Item: 7) the Company plans on participating in the acquisitions of properties through limited partnership interests in partnerships formed in conjunction with officers of the Company.

The Company's top management has extensive acquisition experience and contacts in the assisted and full service independent living industry.

Acquisition Strategy - In reviewing acquisition opportunities, the Company considers, among other things, the competitive climate, the current reputation of the community or its operator, the quality of its management, the need and costs to reposition the community in the marketplace, the construction quality and any need for renovations of the community and the opportunity to improve or enhance a community's operating results. The Company also sells some of the communities it acquires when they no longer fit with the Company's long-range strategy.

Operating Strategy -The Company seeks to improve the profitability of its communities through continued enhancement of its operations. The majority of the Company's communities are operated and marketed on a private-pay, single-occupancy basis. The Company provides limited double occupancy in which residents are non-related people who are usually state-assisted. Most of the Company's state-assisted residents are in Texas and North Carolina communities. Most of the states now have a currently operating Medicaid waiver program (allowing a state to set its own disbursement standards for Medicaid funds - such as payment for assisted living services).

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

In the past the Company used the same development strategy for special care units in combined Alzheimer's and assisted living communities and dedicated special care communities. Using this strategy, the units and common space were designed for flexibility so that they could be marketed as single occupancy but also be used as double occupancy - again, based on market demand. The Company believes that this occupancy-flexible development strategy will provide an advantage over its competitors who do not have units and common space large enough to readily accommodate double occupancy. The Company's operating strategy is to achieve and sustain a strong competitive position within its chosen markets as well as to continue to enhance the performance of its operations. The Company seeks to enhance current operations by (i) maintaining and improving occupancy rates at its communities (ii) opportunistically increasing resident service fees, (iii) improving operating efficiencies and (iv) improving marketing positioning.

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


Properties

Operating Communities - The following table sets forth certain information with respect to communities that were operated or managed by the Company at March 28, 2002. The Company considers its communities to be in good operating condition and suitable for the purpose for which they are being used.

                                                                                        Community
                                                         Care               Resident   Operations
           Community                  Location           Level     Units   Capacity(1)  Commenced    Ownership
-----------------------------------------------------------------------------------------------------------------
Camelot Retirement              Harlingen, TX              S         57        57        Sep-94      Owned (2)
Countrytime Inn                 Kings Mountain, NC        FE         25        42        Jun-95      Owned (2)
Crown Pointe                    Corona, CA             S, FE, DC    163        168       Jan-93     Managed(5)
Corinthians Assisted Living     Carrollton, TX          FE, DC       55        65        Jan-02     Managed(5)
Corinthians Retirement          Carrollton TX              S        126        126       Oct-01     Managed(5)
Graybrier                       Southern Pines, NC      FE, DC       55        95        Feb-94      Owned (2)
Greenbriar at Muskogee          Muskogee, OK              FE         48        48        Mar-97      Owned (2)
Greenbriar at Sherman           Sherman, TX             FE, DC       48        53        Mar-98      Owned (2)
Neawanna by the Sea             Seaside, OR              S, FE       58        58        Jan-90     Leased (4,6)
Oak Park, Ft Worth              Fort Worth, TX            FE        150        150       Jan-98     Managed(5)
Pacific Pointe                  King City, OR              S        114        114       Jan-93     Leased (3)
Sweetwater Springs              Lithia Springs, GA      FE, DC       48        48        Oct-96     Leased (7)
Villa del Rey Roswell           Roswell, NM              S, FE      135        132       Oct-88     Leased (4,6)
Wedgwood Terrace                Lewiston, ID            FE, DC       38        47        Nov-95     Managed(5)
Windsor House Florence          Florence, SC            FE, DC       26        37        Sep-98      Owned (2)
Windsor House Greenville        Greenville, SC          FE, DC       31        41        Nov-97      Owned (2)
Total

    Key:

     S    basic support and supplemental services are offered.

     FE basic support, supplemental, personal care and wellness services are offered ("Frail Elderly").

     DC   Alzheimer's and special care services are offered ("Dementia Care").



     (1) Reflects licensed capacity for Assisted Living and Dementia Care and actual number of units for Independent Living.

     (2) Subject to first mortgage. Historically, each community has generally been pledged as collateral on a single mortgage and deed of trust securing a note payable to a bank, financial institution, individual or other lender. The mortgages and deeds of trust mature between 2002 and 2037 and bear interest at fixed and variable interest rates ranging from 7.5% to 14.5% as of December 31, 2001. Future communities owned and mortgaged by the Company will likely be pledged as collateral for mortgage credit lines, which relate to more than one community. See Item 7,"Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

     (3) Leased from a partnership. Initial lease term is 10 years, expiring in 2012. The Company is responsible for all costs including repairs to the community, property taxes and other direct operating costs of the community. The lease includes clauses that allow for rent to increase over time based on a specified schedule.

     (4) Community is leased from a Real Estate Investment Trust. The lease was part of a sale - leaseback transaction. The lease commenced in 1994 and expires in 2009. The Company has an option to purchase the community in 2004 and in 2009 for an amount equal to the greater of the sales price or the current replacement cost less actual depreciation.

     (5) The Company's wholly owned subsidiary Senior Living Management, Inc. or one of SLM's subsidiaries (SLM) managed the property under contract to a third party owner.

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


Community Description

The Company's existing communities as of March 28, 2002 range in size from 25 to 163 units, are from one to three stories and from 25,000 to 150,000 square feet. Most communities have a large family room, usually equipped with a fireplace, a spacious open dining area, library, TV room, commercial kitchen, beauty salon, laundry and indoor and outdoor recreational areas. Units generally range in size from approximately 330 to 400 square feet for a studio unit, 470 to 650 square feet for a one-bedroom unit and 680 to 850 square feet for a two-bedroom unit. Assisted living units, among other amenities, typically include a private bathroom, kitchenette, closets, living and sleeping areas, a lockable door, emergency call system, individual room temperature controls and fire alarm and sprinkler systems.

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

The Company's senior management and other personnel, located at the Dallas, Texas home office, provide support services to each of the Company's regions and its communities, including development of operational standards, budgets and quality assurance programs, recruiting, training and financial and accounting and data processing services such as accounts payable, billing and payroll. Corporate personnel, regional directors of operations and community executive directors collaborate with respect to the establishment of community goals and strategies, quality assurance oversight, development of Company policies and procedures, development and implementation of new programs, cash management, human resource management and community development.

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

Philosophy of Management- The Company's philosophy of management is to demonstrate by its actions and require from its employees high standards of personal integrity, to develop a climate of openness and trust, to demonstrate respect for human dignity in every circumstance, to be supportive in all relationships, to promote teamwork by involving employees in the management of their own work and to promote the free expression of ideas and opinions..

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


Marketing

The Company's marketing and sales efforts are undertaken at corporate, regional and local levels. These efforts are intended to create awareness of a community and its services among prospective residents, their families, other key decision-makers and professional referral sources. The Company develops overall strategies for promoting its communities throughout its markets and continuously assesses the success of these efforts. Most communities have, on staff, a community relations coordinator dedicated to sales and marketing activities and is guided and trained by corporate and operational personnel. For smaller communities who do not have a community relation's coordinator, the Executive Director performs the sales and marketing functions.

The Company engages in traditional types of marketing activities, such as special events, direct mailings, print advertising, signs and yellow page advertising. These marketing activities and media advertisements are directed to potential residents and their adult children, who often comprise the primary decision makers for placing a frail elderly relative in an assisted living setting.


Government Regulation

Healthcare is an area of extensive and frequent regulatory change. The assisted living industry is relatively new and, accordingly, the manner and extent to which it is regulated at the Federal and state levels are evolving at a steady pace. Currently, most states have a licensure category or statute that uses the term "assisted living." Several states are proposing regulations using the term. More than forty states have specific language in statute, licensure regulations (including states with draft regulations) or Medicaid policy that addresses the philosophy of assisted living. Several states have or are reviewing licensure regulations and increasing the role of sta te personnel in monitoring and controlling the assisted living industry.

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

As  noted  earlier,   the  Company   participates  in  Federally   funded  state
reimbursement programs. However, the Company expects the bulk of its revenues to come from private payments.

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

Environmental Matters

Under various Federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at the property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean up costs incurred by such parties in connection with the contamination. Such laws typically impose clean up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of such substances may be substantial and the presence of such substances or the failure to remediate properly such property may adversely affect the owner's ability to sell or lease the property or to borrow using the property as collateral. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or redemption of such substances at the disposal or treatment community, whether or not such community is owned or operated by that person or corporation. Finally, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

The Company has conducted environmental assessments on most of its existing communities that it operates plus one community it leases. These assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations nor is the Company aware of any such environmental liability. The Company owns seven communities that have been operated for periods ranging from 2 to 19 years for which environmental assessments have not been obtained. The Company believes that all of its communities are in compliance in all material respects with all Federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its communities.


Control by Insiders

As of March 28, 2002, the Company's officers, directors and affiliated entities owning more than 5% of the Company's outstanding stock owned approximately 56% of the outstanding shares of Common Stock. Mr. James R. Gilley, President, Chief Executive Officer and Chairman of the Board of the Company, and one corporation wholly owned by him and his spouse, beneficially owned an aggregate of approximately 24.2% of the outstanding Common Stock of the Company. Mr. Victor
L. Lund, a director of the Company and the founder of Wedgwood retirement Inns (a company acquired by the Company in 1996), beneficially owned approximately 16.6% of the outstanding shares of Common Stock. Mr. Floyd Rhoades, as a result of the stock he received when the Company purchased American Care Communities, Inc., beneficially owns 8.6% of the Company's outstanding stock. Mr. William Shirley, due principally from the sale to the Company of assisted living communities, beneficially owns approximately 6.5% of the outstanding Common Stock of the Company. Accordingly, such individuals will have the ability, by voting their shares in concert, to significantly influence (i) the election of the Company's Board of Directors and, thus, the direction and future operations of the Company, and (ii) the outcome of all other matters submitted to the Company's stockholders, including mergers, consolidations and the sale of all or substantially all of the Company's assets. In addition, the Company's officers and directors, including James R. Gilley, currently hold options or conversion rights to acquire 78,900 shares of Common Stock. The issuance of additional shares of Common Stock pursuant to the exercise of these stock options granted under the Company's stock option plan would increase the number of shares held by the Company's executive officers and directors in the future.

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


Employees

At March 28, 2002, the Company employed 450 employees, including 310 full-time and 140 part-time employees. The Company believes it maintains good relationships with its employees. None of the Company's employees are represented by a collective bargaining group.


Corporate Offices

The Company's principal office is approximately 12,000 square feet of leased space in Dallas, Texas. The lease extends through April 2006. The Company believes the leased space will meet the Company's needs for the foreseeable future.


ITEM 2: DESCRIPTION OF PROPERTIES
---------------------------------

See Item 1 for a discussion of properties owned or leased by the Company.


ITEM 3: LEGAL PROCEEDINGS
-------------------------


LSOF Pooled Equity L.P. vs. Greenbriar Corporation

In LSOF Pooled Equity L.P. vs. Greenbriar Corporation, Cause # 00-08824, 162nd Judicial District Court of Dallas County, Texas the plaintiff seeks to have the court affirm that its action taken on October 30, 2001 to convert its preferred stock into approximately 80% of Greenbriar outstanding common stock was proper.

In October 2001 the parties entered into a settlement agreement and On January 7, 2002 the court issued an order dismissing the lawsuit. For a discussion of the terms of the settlement see Item 7 of this document.

Lifestyles, Senior Housing Managers, LLC v. Greenbriar et al

In 1995 Lifestyles Senior Housing Managers, LLC (Lifestyles) entered into a contract to manage an assisted living community in Seaside, OR leased by Neawanna by the Sea, LP (Neawanna). In March 2000 Lifestyles organized and held a meeting with the executive director of Neawanna for the purpose of offering her the position of manager of an assisted living community not affiliated with Greenbriar. Greenbriar believes the action of Lifestyles represented a breach of their fiduciary duty as the manager and terminated the management contract. Lifestyles contended their termination was unjustified, sought damages of approximately $800,000 and demanded the matter be submitted to binding arbitration, which is called for in the management contract. The arbitration hearing was held on February 19-21, 2001. On April 9, 2001, the Company was notified that the arbitration panel had awarded Lifestyles $498,000 for damages plus expenses.

One of the terms of the Neawanna lease is that any unsatisfied debt exceeding $250,000 is an event of default. Rather than lose the lease on Neawanna, on July 12, 2001 Villa Del Rey - Seaside, Inc. and Neawanna By The Sea LP filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for The District of Nevada. In addition Villa del Rey - Roswell LP filed for Chapter 11 in the same court. Although unrelated to the Lifestyles matter Villa Del Rey - Roswell LP has a lease for an assisted living community, which is cross-collateralized with the lease held by Neawanna by the Sea, LP.

Lifestyles and the Company have reached an agreement in principle to have a subsidiary of the Company purchase Lifestyles judgment award and if the agreement is finalized a request will be made to the court to release the three entities from bankruptcy. If, however the parties are unsuccessful in concluding a settlement agreement it is anticipated that a plan of reorganization will be filed with the court in the second quarter of 2002. In 2000 the Company recorded as an expense the arbitration award received by Lifestyle. The cost of purchasing the arbitration award from Lifestyles will be less than the amount recorded.

Other

The Company has been named as defendant in other lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The Company held its annual meeting on December 28, 2001. At that meeting the shareholders re-elected two members to the Board of Directors.


                                     PART II


ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

The Company's Common Stock is traded under the symbol "GBR" and is listed on the American Stock Exchange. The high and low closing sales prices of the Company's
Common Stock on the American Stock Exchange during the last two fiscal years, adjusted for the December 2001 reverse split and the January 2002 stock dividend:

                                        2001                       2000
                                   High       Low             High       Low
                                 -----------------          -----------------

         First Quarter           $11.80       5.20          $79.60      13.80
         Second Quarter           11.00       5.00           32.60         20
         Third Quarter             7.00       5.20           26.20      12.60
         Fourth Quarter           15.28       4.20           17.60       5.00

The Company has not paid cash dividends on its Common Stock during at least the last ten fiscal years and it has been the Company's practice to retain all earnings to pay down long-term debt and to finance the future expansion and development of its business. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will be dependent on the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant. The Company's ability to pay dividends in the future may be limited by the terms of future debt financing and other arrangements.

The closing price on the Company's common stock on March 26, 2002, was $21.50 per share. As of February 28, 2002, there were 513 holders of record of the Company's common stock.


ITEM 6: SELECTED FINANCIAL DATA
-------------------------------

                                                    2001         2000         1999         1998         1997
                                                  ---------    ---------    ---------    ---------    ---------
     Operating revenue                            $  30,861    $  41,261    $  41,260    $  53,521    $  38,979
     Operating expenses                              33,528       46,311       38,323       55,216       39,958
                                                  ---------    ---------    ---------    ---------    ---------
     Operating profit (loss)                         (2,667)      (5,050)       2,937       (1,695)        (979)

     Earnings (loss) from continuing operations
     before income taxes                          $   9,242    $ (10,623)   $      82    $ (10,602)   $ (10,297)

     Earnings (loss) per common share
     Basic and diluted                            $   15.53    $  (39.17)   $  (12.33)   $  (37.20)   $  (18.42)

     BALANCE SHEET DATA:
     Total assets                                 $  44,022    $ 102,588    $ 119,908    $ 130,353    $ 151,243
     Long-term debt                                  16,693       50,887       50,477       58,154       54,851
     Total liabilities                               34,753       68,944       69,425       78,516       88,726
     Preferred stock redemption obligation             --         26,988       27,763       21,748         --
     Total stockholders' equity                       9,269        6,656       22,720       30,089       62,517

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------


Overview

During 1994 the Company began a series of steps to focus its business on the development, management and ownership of assisted living properties. The Company's historical businesses during the past five years have included ownership and operation of skilled nursing and retirement centers, real estate investments and the manufacture and leasing of electric convenience vehicles and wheelchairs. The nursing and retirement centers, convenience vehicle businesses and real estate investments have been sold. During 1994, the Company began independently to develop its assisted living business, began construction of its first assisted living community in July 1995, and opened that community to residents on May 30, 1996. In order to increase the Company's presence in the assisted living industry, create geographic diversity and obtain experienced personnel, the Company acquired Wedgwood Retirement Inn Corp. in March 1996, American Care in December 1996, the Windsor Group (Windsor) in October 1997 and Villa Residential Care Homes (VRCH) in December 1997. As of December 31, 1998 the Company operated 31 communities that it either owned or managed.

In December 1997 the Company sold Series F and Series G convertible preferred shares for $22,000,000 less selling and offering costs of $453,000. The preferred stockholders received a cash dividend of 6% payable quarterly. The sale was to Lone Star Opportunity Fund, L.P. Subsequent to the initial transaction the preferred stock was sold or transferred to LSOF Pooled Equity L.P. ("LSOF"). The agreement provided for 6% dividend and a mandatory conversion on January 13, 2001.

In connection with the sale of the preferred stock, the Company entered into an agreement which provides that, on the date of conversion, if the value of the Company's common stock has not increased at the annual rate of at least 14% during the period the preferred shares are outstanding, the Company is required to make a cash payment ("Cash Payment") to the preferred stockholders equal to the market price deficiency on the shares received upon conversion. At January 13, 2001, a Cash Payment of approximately $27,167,000 would have been due assuming conversion took place on that date.

In October 2000 a dispute arose between the parties as to the terms of the conversion into common stock. That dispute lead to a lawsuit being filed by LSOF.

On October 5, 2001 the parties entered into a settlement agreement to resolve all differences between the parties. The settlement resulted in the Company repurchasing all of LSOF's interest in the Company and LSOF releasing all claims in exchange for $4,000,000 in cash and the conveyance of 11 of the Company's assisted living properties. LSOF assumed the mortgage debt associated with the properties. In addition, the Company released LSOF from any claims it might have had. The amount owed to LSOF was $27,167,000 and the mortgages assumed by LSOF were $36,981,000. After factoring in the book value of the property, the cash paid and all expenses of the transaction the Company recorded a net gain on sale of assets of approximately $16,129,000. Prior to the settlement and the ultimately litigious dispute with LSOF it had been the Company's stated intention to sell or refinance properties to pay LSOF the amount it was due. By entering into this settlement the Company was able to settle its obligation without the cost and effort of selling and or refinancing the properties to end a lawsuit which was proving very costly in both professional fees and the distraction of senior management from the operations and growth of the Company.

During 2001 the Company identified four properties that were not meeting performance expectations. These properties are in a geographic region where, after the transfer of communities to LSOF, the Company does not have a significant presence. The Company has engaged a regional operator to assist in the operations of three of the properties and has entered into a one-year lease with this operator for the additional property. If the approvals from existing lenders can be obtained it is anticipated that three of the properties will be sold to this operator.

During 2001 the Company sold three properties to not-for-profit organizations and subsidiaries of the Company entered into long-term management contracts for the properties. The properties were sold for cash and approximately $6,400,000 in tax-free bonds paying 9.5% interest. The future payments on the bonds and their interest are limited to cash generated from the properties either from operations, refinancing or sale of the properties. The Company has deferred gains in the amount of $6,090,000. The deferred gains and any interest on the bonds will be recognized as cash is received.

In January 1997 the Company negotiated employment contracts with the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company. Both individuals had been employed by the Company since 1989. The employment contracts called for combined salaries of $640,000 per year and provided that if the contracts were terminated or amended the individuals would be entitled to cash payment of three years salary for the CEO and two years salary for the CFO. In light of the reduced size of the Company the independent directors and the officers in October 2001 agreed to modify the employment agreements with the two officers. The two officers have each agreed to continue their roles in the Company for $12,000 per year for three years. The revisions in the contracts triggered the contract termination payments requiring the Company to immediately pay the two officers $1,740,000. However, the two officers agreed to accept non-interest-bearing notes due December 31, 2004. These notes have certain acceleration provisions if the Company violates the terms of the revised contracts.

In the future the two officers will participate with the Company in partnerships or other entities formed to acquire and sell real estate properties during the period of their contracts. The Company believes that this arrangement will allow it to maintain experienced senior management at a fixed cost that will not overburden its resources while at the same time allowing it to realize significant profits through management fees, operating profits and the ultimate sale of the properties.

It is anticipated that the Company will acquire additional properties through investments in third party entities, which for the most part, will be partnerships. The Company may or may not be the controlling party with respect to these investments. It is anticipated that the two senior officers will bring potential acquisitions and financing to Greenbriar whereby the Company can choose to participate or not.

The Company conducts its property management operations through its subsidiary Senior Living Management, Inc (SLM). SLM expects to manage properties, for a fee, which are owned or leased by the Company or are owned by partnerships or other entities where Greenbriar is an investor. To a far lesser degree SLM will manage properties for independent third parties.

In October 2001 the Company became a limited partner in Corinthians Real Estate Investors LP (CREI), a partnership formed to acquire two properties. The general partner is a limited liability corporation whose controlling member is James Gilley. Mr. Gilley is also CEO of the Company. Greenbriar is a 56% limited partner. Mr. Gilley is a 26% limited partner and Mr. Bertcher (CFO) is a 10.5% limited partner. The remaining 7.5% is held by other Company employees and a third party attorney. In October 2001 the partnership acquired a retirement community and in January 2002 it acquired an assisted living community. The seller of the retirement community received $7,500,000 in cash from the partnership and a $1,600,000 note from the Company. CREI is obligated to pay the Company the $1,600,000 that the Company has agreed to pay the seller. The seller of the assisted living community received $2,800,000 in cash. The cash component for both acquisitions was financed through third party loans obtained by the partnership. In total the partnership borrowed approximately $11,500,000 for purchase costs, closing costs and working capital. The Company has guaranteed both loans. As of December 31, 2001 the Company had advanced the partnership approximately $311,000. The advance was repaid in January at 8% interest for all days outstanding. SLM has entered into a management contract with CREI to manage both properties.



Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of the Company's accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments and estimates are based upon the Company's historical experience, current trends, and information available from other sources that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies are more significant to the judgments and estimates used in the preparation of its consolidated financial statements. Revisions in such estimates are recorded in the period in which the facts that give rise to the revisions become known.

                              Assets Held For Sale

The Company determines the fair value, net of cost of disposal, of an asset on the date management determines that the asset is to be sold, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates such assets to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company currently has three communities held for sale. The actual sales price could differ significantly from the Company's estimates.

                               Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The future recoverability of the Company's net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carryforwards. The Company believes that it will generate future taxable income to fully utilize the net deferred tax assets.



Fiscal 2001 as Compared to Fiscal 2000

Revenues and Operating Expenses from Assisted Living Operations. Revenues decreased to $30,861,000 in 2001 compared to $41,261,000 in 2000. Community operating expenses, which consist of assisted living operations expense, lease expense and depreciation and amortization, were $25,417,000 in 2001 as compared to $33,402,000 in 2000. During 2001 the Company gave LSOF 11 communities as part of the settlement in October 2001, sold three communities to a not-for-profit in April, June and August of 2001, entered into a sub management agreement for three communities in November, leased one community in November and sold one community to a third party in April. The decrease in operating revenue and expenses is due almost entirely to the reduction in the number of communities operated by the Company.

Corporate General and Administrative Expenses. These expenses were $4,875,000 in 2001 as compared to $5,448,000 in 2000. The decrease in the corporate general and administrative expenses between 2001 and 2000 is primarily a result of the decrease in salaries and related personal expenses .Due to the significant reduction in the number of communities operated by the Company the number of employees on the corporate staff was reduced. Also reduced were the overhead costs associated with personnel. In addition in October the salaries for the two senior officers was reduced.

Write-off of Impaired Assets and Related Expenses. As noted above the Company is attempting to sell three communities and based upon the terms of the pending transaction Company has reduced the carrying value of the communities by $1,887,000.

Interest and Dividend Income. Interest and dividend income was $265,000 in 2001 as compared to $406,000 in 2000. The reduction in interest and dividend is due to a net reduction in the notes that generated the interest income.

Interest Expenses. These expenses decreased to $4,958,000 in 2001 as compared to $5,759,000 in 2000. Approximately $1,000,000 of the decrease is a result of the disposition of owned communities throughout 2001. There was an increase in interest expense in 2001 for additional notes due to the conversion of the Series D preferred stock to a note. The Series D preferred stock was held by Sylvia Gilley, the wife of the Company's CEO. The preferred stock was issued to Mrs. Gilley in 1996 to assist the Company in completing an acquisition. As the holder of preferred stock Mrs. Gilley received dividends, which are not deductible for tax purposes. As a note the interest paid will provide the Company with a tax deduction. The note matures on July 1, 2003. Because the note was a conversion of preferred stock the same corporate limitations regarding the redemption of preferred stock will apply to the note

Other income (expense), net. Other income (expense) was $16,602,000 in 2001 The Company recorded a gain of $16,129,000 due to the settlement with LSOF. The balance of the other income represents the net gain on the properties sold during 2001.


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

The Company was informed that the financial condition of the four nursing homes had deteriorated, that they failed to make the mortgage payment, and that the first mortgage holder foreclosed on the property in June 2000. The Company is actively pursuing collection of its judgment from Southern Care as well as from its officers, directors and a third party trustee. However, under the circumstances the Company is writing off the entire $4,525,000 (see Item 3:
Legal Proceedings for more information regarding Southern Care).

The Company decided in 2000 to dispose of two assisted living communities, which did not meet operating performance expectations. These communities were written down to net realizable value at June 30, 2000. One of these communities was disposed of in the quarter ending September 30, 2000. Also, a third community whose operations have deteriorated was written down based on management's estimate of future cash flows pursuant to the provisions of Statement of Financial Accounting Standards No. 121. In addition certain receivables associated with these properties were written off. These write offs substantially account for the remainder of the write-off of impaired assets and related expenses

Interest and Dividend Income. Interest and dividend income was $406,000 in 2000 as compared to $599,000 in 1999. In the fourth quarter of 1999, the Company entered into an agreement to sell its preferred stock in New Life Corporation. Prior to this agreement, the Company had been receiving quarterly cash dividends on this preferred stock.

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

The 1999 income is primarily the result of the divestiture of assets. The preferred stock investment in New Life Corporation was disposed of resulting in a gain of $2,166,000. In addition, the disposition of two assisted living communities that did not meet the Company's long-term strategies resulted in a loss of ($186,000).


Liquidity and Capital Resources

At December 31, 2001, the Company had current assets of $3,874,000 and current liabilities of $6,941,000.

Included in current liabilities is a $3,360,000 mortgage for an assisted living community, which matures in October 2002. The Company intends to refinance that mortgage on a long-term basis prior to its maturity date.

During 2001 the Company reduced it long-term debt from $50,887,000 to $16,693,000. The reduction was due to the sale of properties and the repayment of the mortgages related to the properties. The reduction was also due to the settlement with LSOF, which assumed the mortgage debt on eleven properties it received as settlement of a preferred stock obligation. In addition to the mortgage obligation the agreement with LSOF removed the obligation the Company had to repay LSOF a Preferred Stock Redemption Obligation, which at December 31, 2000 was $26,988,000. The LSOF settlement required a cash payment of $4,000,000. The Company used net proceeds from the sale of properties to make this payment.

In January 2001, the Company sold their corporate office building in Addison, Texas and received net cash proceeds of $1,477,772. The corporate office was relocated to leased space in April 2001

In January 2001 the Company sold certain garden homes and related property that was adjacent to a community in Harlingen, TX and received net cash of $866,280.

On July 1, 2001 the Company converted the Series D Preferred Stock to a $3,375,000 note, which matures on July 1, 2003. In addition the Company settled employment contracts with two officers by issuing notes totaling $1,740,000, discounted at 8.52% to $1,349,000 which mature on December 31, 2004.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. (See Management's Discussion and Analysis - Liquidity and Capital Resources appearing elsewhere in this Form 10-K.) If market interest rates average 1% (100 basis points) more in 2002 than they did in 2001, the Company's interest expense would increase and income before income taxes would decrease by approximately $50,000 based on the amount of debt outstanding at December 31, 2001. The Company does not expect changes in interest rates to have a material effect on income or cash flows for existing properties in fiscal 2002, although there can be no assurances that interest rates will not significantly change.


ITEM 8: FINANCIAL STATEMENTS
----------------------------

The financial statements required by this Item begin at page F-1 hereof.

ITEM  9:  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None.

                                    PART III

ITEMS 10-13: DIRECTORS AND EXECUTIVE OFFICERS, EXECUTIVE COMPENSATION,  SECURITY
--------------------------------------------------------------------------------
             OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT AND CERTAIN
             -------------------------------------------------------------------
             RELATIONSHIPS AND RELATED TRANSACTIONS
             --------------------------------------

The information required by Items 10, 11, 12and 13 is incorporated by reference into this Form 10-K from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, which definitive Proxy Statement the Company intends to file within 120 days after its fiscal year-end.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

     (a)  The following documents are filed as a part of the report:

          (1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filled as part of this Report on Form 10-K:

               Report of Independent Certified Public Accountants............F-1
               Consolidated Balance Sheets...................................F-2
               Consolidated Statement of Operations..........................F-4
               Consolidated Statement of Changes in Stockholders' Equity.....F-5
               Consolidated Statements of Cash Flows.........................F-6
               Notes to Consolidated Financial Statements....................F-7

          (2) FINANCIAL STATEMENT SCHEDULES: Other financial statement schedules have been omitted because the information required to be set forth therein is not applicable, is immaterial or is shown in the consolidated financial statements or notes thereto.

     (b) REPORTS ON FORM 8-K: Form 8-K filed on January 26, 2001, regarding additional events in the LSOF litigation. Form 8-K filed on August 10, 2001 regarding issuance of Series H Preferred Stock, the Master Settlement Agreement between the Company and LSOF Pooled Equity, LP and the conversion of Series D Preferred Stock to a promissory note.

     (c) Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

          Exhibit
          Number    Description of Exhibit
          ----------------------------------------------------------------------

          2.1.1 Stock Purchase Agreement between Villa Residential Care Homes, Inc., William A. Shirley, Jr. and Greenbriar Corporation ("Registrant") (filed as Exhibit 2.1.1 to Registrant's Form 8-K Current Report on January 13, 1998 and incorporated herein by this reference).
          2.1.2 Exchange Agreement between Villa Residential Care Homes-Corpus Christi South, L.P. and Greenbriar Corporation ("Registrant") (filed as Exhibit 2.1.2 to Registrant's Form 8-K Current Report on January 13, 1998 and incorporated herein by this reference).
          2.1.3 Exchange Agreement between Villa Residential Care Homes-Granbury, L.P. and Greenbriar Corporation ("Registrant") (filed as Exhibit 2.1.3 to Registrant's Form 8-K Current Report on January 13, 1998 and incorporated herein by this reference).
          2.1.4 Exchange Agreement between Villa Residential Care Homes-Oak Park, L.P. and Greenbriar Corporation ("Registrant") (filed as Exhibit 2.1.4 to Registrant's Form 8-K Current Report on January 13, 1998 and incorporated herein by this reference).
          2.1.5 Exchange Agreement between Villa Residential Care Homes-Fort Worth East, L.P. and Greenbriar Corporation ("Registrant") (filed as Exhibit 2.1.5 to Registrant's Form 8-K Current Report on January 13, 1998 and incorporated herein by this reference).
          2.1.6 Exchange Agreement between William A. Shirley, Jr., Lucy M. Brody and C. Kent Harrington and Greenbriar Corporation ("Registrant") (filed as Exhibit 2.1.6 to Registrant's Form 8-K Current Report on January 13, 1998 and incorporated herein by this reference).
          2.1.7* Certificate of Decrease in Authorized and Issued Shares dated November 27, 2001, and filed with the State of Nevada on November 30, 2001.

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

          10.22.3   Pledge  Agreement  dated as of May 23, 1992 between James R.
                    Gilley and M.S. Holding Co. Corp.  (filed as Exhibit 10.22.3
                    to   Registrant's    Form   S-4   Registration    Statement,
                    Registration No. 33-55968,  and incorporated  herein by this reference).
          10.22.4   Irrevocable  Proxy from James R. Gilley to M.S.  Holding Co.
                    Corp.  relating to shares of capital stock of JRG Investment
                    Co., Inc. (filed as Exhibit 10.22.4 to Registrant's Form S-4
                    Registration  Statement,   Registration  No.  33-55968,  and
                    incorporated herein by this reference).
          10.22.5   Blank  Assignment  and  Power  of  Attorney  signed  by  JRG
                    Investment  Co.,  Inc.  relating  to  482,000  (96,400  post
                    December 1995 shares)  shares of  Registrant's  Common Stock
                    (filed  as  Exhibit   10.22.5  to   Registrant's   Form  S-4
                    Registration  Statement,   Registration  No.  33-55968,  and
                    incorporated herein by this reference).
          10.22.6   Blank  Assignment  and  Power  of  Attorney  signed  by  JRG
                    Investment Co., Inc.  relating to 1,268,000  shares (236,600 post  December  1995  shares) of  Registrant's  Common Stock
                    (filed  as  Exhibit   10.22.6  to   Registrant's   Form  S-4
                    Registration  Statement,   Registration  No.  33-55968,  and
                    incorporated herein by this reference).
          10.22.7   Three Blank Assignments and Powers of Attorney signed by JRG
                    Investment  Co.,  Inc.,  each  relating  to  600,000  shares
                    (120,000 post December 1995 shares) of  Registrant's  Common
                    Stock  (filed as Exhibit  10.22.7 to  Registrant's  Form S-4
                    Registration  Statement,   Registration  No.  33-55968,  and
                    incorporated herein by this reference).
          10.22.8   Blank  Assignment  and  Power  of  Attorney  signed  by  JRG
                    Investment  Co.,  Inc.   relating  to  2,281,818  shares  of
                    Registrant's  Common  Stock  (filed as  Exhibit  10.22.8  to
                    Registrant's Form S-4 Registration  Statement,  Registration
                    No. 33-55968, and incorporated herein by this reference).
          10.22.9   Blank  Assignment  and  Power  of  Attorney  signed  by  JRG
                    Investment   Co.,  Inc.   relating  to  905,557   shares  of
                    Registrant's  Series A  Preferred  Stock  (filed as  Exhibit
                    10.22.9 to  Registrant's  Form S-4  Registration  Statement,
                    Registration No. 33-55968,  and incorporated  herein by this reference).
          10.37     Employment Agreements dated December 31, 1996
          10.37.1*  Modified  Employment  Contract between the Company and James
                    R. Gilley
          10.37.2*  Modified Employment Contract between the Company and Gene S.
                    Bertcher
          10.38     Stock  Purchase  Warrant  dated  December  31, 1996  between registrant and The April Trust
          10.39     Portfolio Divestiture Agreement between certain subsidiaries of the Company, the Company, Health Care REIT and HCRI Texas
                    Properties, Ltd.
          21.1*     Subsidiaries of Registrant.
          23.1*     Consent of Grant Thornton.
          *         Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act"), the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               GREENBRIAR CORPORATION



March 29, 2002                                 by:  /s/ Gene S. Bertcher
                                                    ----------------------------
                                                    Gene S. Bertcher
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GREENBRIAR CORPORATION


March 29, 2002                by: /s/James R. Gilley
                                  ----------------------------------------------
                                  James R. Gilley, President, Chief Executive Officer and Chairman of the Board of Directors



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



March 29, 2002                    /s/  James R. Gilley
                                  ----------------------------------------------
                                  James R. Gilley,  President,  Chief  Executive
                                  Officer and Chairman of the Board of Directors

March 29, 2002                    /s/  Don C. Benton
                                  ----------------------------------------------
                                  Don C. Benton, Director

March 29, 2002                    /s/  Gene S. Bertcher
                                  ----------------------------------------------
                                  Gene S. Bertcher,  Executive  Vice  President,
                                  Chief Financial Officer and Director

March 29, 2002                    /s/  Victor L. Lund
                                  ----------------------------------------------
                                  Victor L. Lund, Director

               Report of Independent Certified Public Accountants




Board of Directors and Stockholders
Greenbriar Corporation


We have audited the accompanying consolidated balance sheets of Greenbriar Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenbriar Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


GRANT THORNTON, LLP
Dallas, Texas
March 28, 2002

                     Greenbriar Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                  December 31,



                   ASSETS                                   2001         2000
                                                          ---------    ---------

CURRENT ASSETS
    Cash and cash equivalents                             $   1,246    $   2,287
    Short-term investments                                    1,098         --
    Accounts receivable - trade                                 106          470
    Receivables from affiliated partnership                     311         --
    Prepaid expenses                                            572          845
    Other current assets                                        541          260
                                                          ---------    ---------

               Total current assets                           3,874        3,862

NOTES RECEIVABLE, from sale of properties                     6,400         --
    Less deferred gains                                      (6,090)        --
                                                          ---------    ---------
                                                                310         --

NOTE RECEIVABLE FROM AFFILIATE PARTNERSHIP                    1,600         --

PROPERTY AND EQUIPMENT, AT COST
    Land and improvements                                     4,430        9,716
    Buildings and improvements                               32,675       75,723
    Equipment and furnishings                                 3,134        6,615
                                                          ---------    ---------
                                                             40,239       92,054
    Less accumulated depreciation and amortization            6,498       12,410
                                                          ---------    ---------
                                                             33,741       79,644

DEFERRED INCOME TAX BENEFIT                                   2,350        4,750

DEPOSITS                                                      1,730        3,834

LEASE RIGHTS AND OTHER INTANGIBLES                             --          9,347

OTHER ASSETS                                                    417        1,151
                                                          ---------    ---------

                                                          $  44,022    $ 102,588
                                                          =========    =========


                     Greenbriar Corporation and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                  (Amounts in thousands, except share amounts)

                                  December 31,



    LIABILITIES AND STOCKHOLDERS' EQUITY                              2001         2000
                                                                    ---------    ---------
CURRENT LIABILITIES
    Current maturities of long-term debt                            $   4,316    $   2,538
    Accounts payable - trade                                            1,042        1,445
    Accrued expenses                                                    1,116        1,934
    Other current liabilities                                             467          668
                                                                    ---------    ---------

               Total current liabilities                                6,941        6,585

LONG-TERM DEBT, including amounts to related
    parties of $4,724,000                                              16,693       50,887

FINANCING OBLIGATIONS                                                  10,815       10,815

OTHER LONG-TERM LIABILITIES                                               304          657
                                                                    ---------    ---------

               Total liabilities                                       34,753       68,944

PREFERRED STOCK REDEMPTION OBLIGATION                                    --         26,988

STOCKHOLDERS' EQUITY
    Preferred stock; liquidation value of $100                              1          254
    Common stock, $.20 par value; authorized, 4,000,000
       shares; issued and outstanding, 359 and 365 shares in 2001
       and 2000, respectively                                              75           76
    Additional paid-in capital                                         56,828       60,219
    Accumulated deficit                                               (45,268)     (51,526)
                                                                    ---------    ---------
                                                                       11,636        9,023
    Less employee stock purchase notes receivable                      (2,367)      (2,367)
                                                                    ---------    ---------
                                                                        9,269        6,656
                                                                    ---------    ---------

                                                                    $  44,022    $ 102,588
                                                                    =========    =========


        The accompanying notes are an integral part of these statements.


                     Greenbriar Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                             Year ended December 31,


                                                         2001        2000        1999
                                                        --------    --------    --------
Revenue
    Assisted living operations                          $ 30,861    $ 41,261    $ 41,260

Operating expenses
    Assisted living operations                            19,484      24,750      24,836
    Lease expense                                          3,139       4,912       5,197
    Facility depreciation and amortization                 2,794       3,740       3,977
    Termination of employment contracts                    1,349        --          --
    General and administrative                             4,875       5,448       4,313
    Write-down of assets                                   1,887       7,461        --
                                                        --------    --------    --------
                                                          33,528      46,311      38,323
                                                        --------    --------    --------

                  Operating profit (loss)                 (2,667)     (5,050)      2,937

Other income (expense)
    Interest and dividend income                             265         406         599
    Interest expense                                      (4,958)     (5,759)     (5,632)
    Other income (expense), net                           16,602        (220)      2,178
                                                        --------    --------    --------
                                                          11,909      (5,573)     (2,855)
                                                        --------    --------    --------
                  Earnings (loss) before income taxes      9,242     (10,623)         82

Income tax expense                                         2,824        --          --
                                                        --------    --------    --------

                  NET EARNINGS (LOSS)                      6,418     (10,623)         82

Preferred stock dividend requirement                        (160)     (4,105)     (4,720)
                                                        --------    --------    --------

Net earnings (loss) allocable to common stockholders    $  6,258    $(14,728)   $ (4,638)
                                                        ========    ========    ========

Earnings (loss) per share
    Basic and diluted                                   $  15.53    $ (39.17)   $ (12.33)

Weighted average number of common shares outstanding:
    Basic and diluted                                        403         376         376


        The accompanying notes are an integral part of these statements.


                     Greenbriar Corporation and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)


                                                                                                                  Stock
                                                 Preferred stock       Common stock      Additional             purchase
                                              -------------------   -------------------   paid in  Accumulated   notes
                                               Shares     Amount     Shares     Amount    capital    deficit   receivable   Total
                                              --------   --------   --------   --------   --------   --------   --------   --------
Balances at January 1, 1999                      2,876   $    289        365   $     76   $ 64,261   $(32,170)  $ (2,367)  $ 30,089

    Dividends on preferred stock, including
       accretion of $3,080                        --         --         --         --        3,080     (4,710)      --       (1,630)
    Accretion of redemption obligation -
       preferred stock                            --         --         --         --       (6,015)      --         --       (6,015)
    Escrow stock released                         --         --         --         --          194       --         --          194
    Net earnings                                  --         --         --         --         --           82       --           82
                                              --------   --------   --------   --------   --------   --------   --------   --------

Balance at December 31, 1999                     2,876        289        365         76     61,520    (36,798)    (2,367)    22,720

    Dividends on preferred stock, including
       accretion of $2,649                        --         --         --         --        2,649     (4,105)      --       (1,456)
    Redemption of preferred stock                 (355)       (35)      --         --       (4,725)      --         --       (4,760)
    Reduction of redemption obligation -
       preferred stock                            --         --         --         --          775       --         --          775
    Net loss                                      --         --         --         --         --      (10,623)      --      (10,623)
                                              --------   --------   --------   --------   --------   --------   --------   --------

Balance at December 31, 2000                     2,521        254        365         76     60,219    (51,526)    (2,367)     6,656

    Accretion of redemption obligation -
       preferred stock                            --         --         --         --         (179)      --         --         (179)
    Conversion of preferred stock to
       common stock                             (1,845)      (185)        53         11        174       --         --         --
    Conversion of preferred stock
       to debt                                    (675)       (68)      --         --       (3,307)      --         --       (3,375)
    Dividends on preferred stock                  --         --         --         --         --         (160)      --         (160)
    Common stock acquired                         --         --          (59)       (12)       (79)      --         --          (91)
    Net earnings                                  --         --         --         --         --        6,418       --        6,418
                                              --------   --------   --------   --------   --------   --------   --------   --------

Balance at December 31, 2001                         1   $      1        359   $     75   $ 56,828   $(45,268)  $ (2,367)  $  9,269
                                              ========   ========   ========   ========   ========   ========   ========   ========

         The accompanying notes are an integral part of this statement.


                     Greenbriar Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)



                                                                          Year ended December 31,
                                                                      --------------------------------
                                                                       2001        2000        1999
                                                                      --------    --------    --------
Cash flows from operating activities
    Net earnings (loss)                                               $  6,418    $(10,623)   $     82
    Adjustments to reconcile net earnings (loss) to net
       cash provided by (used in) operating activities
          Depreciation and amortization                                  2,329       3,740       3,977
          Gain on sale of properties                                   (16,635)        (49)       --
          Employment contract termination                                1,349        --             0
          Gain on sale of investment                                      --          --        (2,166)
          Write down of impaired assets                                  1,887       7,461         186
          Deferred income taxes                                          2,400        --          --
          Changes in operating assets and liabilities
                Accounts receivable - trade                                252        (288)        266
                Other current and noncurrent assets                        809        (750)       (367)
                Accounts payable and other liabilities                  (1,391)        750      (1,570
                                                                      --------    --------    --------

                  Net cash provided by (used in)
                    operating activities                                (2,582)        241         408

Cash flows from investing activities
    Purchase of property and equipment                                 (24,294)     (1,796)     (1,764)
    Proceeds from sale of investments                                     --          --         4,331
    Purchase of investments                                             (1,098)       --          --
    Proceeds from sales of properties                                   33,550       1,014       1,861
                                                                      --------    --------    --------

                   Net cash provided by (used in)
                      investing activities                               8,158        (782)      4,428

Cash flows from financing activities
    Proceeds from borrowings                                            15,788       3,956       2,290
    Payments on debt                                                   (18,045)     (3,725)     (2,706)
    Dividends on preferred stock                                          (160)     (1,457)     (1,630)
    Extinguishment of preferred stock redemption obligation             (4,200)     (4,760)       --
                                                                      --------    --------    --------

                Net cash provided by (used in) financing activities     (6,617)     (5,986)     (2,046)
                                                                      --------    --------    --------

                Net increase (decrease) in cash
                   and cash equivalents                                 (1,041)     (6,527)      2,790

Cash and cash equivalents at beginning of year                           2,287       8,814       6,024
                                                                      --------    --------    --------

Cash and cash equivalents at end of year                              $  1,246    $  2,287    $  8,814
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

                     Greenbriar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Nature of Operations
     --------------------

     Greenbriar Corporation's business consists of development and operation of assisted living communities located throughout the United States of America, that provide housing, healthcare, hospitality and personal services to elderly individuals. At December 31, 2001, the Company had 11 communities in operation in seven states. Five other communities are managed.

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

                     Greenbriar Corporation and Subsidiaries

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         - Continued


     Impairment of Notes Receivable
     ------------------------------

     Notes receivable are identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the note agreements. The accrual of interest is discontinued on such notes, and no income is recognized until all past due amounts of principal and interest are recovered in full.

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

     The Company determines the fair value of assets to be disposed of and records the asset at the lower of fair value less disposal costs or carrying value. Assets are not depreciated while held for disposal.

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

     Earnings (Loss) Per Common Share
     --------------------------------

     Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In 2001, 2000 and 1999, stock options for approximately 70,000, 70,000 and 113,000 shares, respectively, were excluded from diluted shares outstanding because their effect was anti-dilutive.

                     Greenbriar Corporation and Subsidiaries

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         - Continued

     Investment in Partnership
     -------------------------

     The Company accounts for its investment in partnership, in which it is a limited partner, by the equity method of accounting.

     Stock Split and Stock Dividend
     ------------------------------

     The Company declared a one-for-twenty-five reverse stock split effective December 1, 2001. Due to the reduced stock float available in the public market, the Company declared a twenty-five percent stock dividend to stockholders of record on January 25, 2002. All share data has been restated to give effect to the stock split and stock dividend.

     New Accounting Pronouncements
     -----------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supercedes APB Opinion No. 16, Business
     Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001. SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, a company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supercedes APB Opinion No. 17, Intangible Assets and is effective January 1, 2002.

     In September 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 established a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.

     The Company will adopt these statements as of January 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations or financial position.


                     Greenbriar Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE B - CASH FLOW INFORMATION

     Supplemental information on cash flows is as follows (in thousands):

                                                                      Year ended December 31,
                                                                     ------------------------
                                                                      2001     2000     1999
                                                                     ------   ------   ------
     Interest paid                                                   $4,958   $5,752   $5,613
     Income taxes paid                                                   82       13      170

     Noncash investing and financing activities (in thousands):
        Assets transferred in settlement of preferred stock
            redemption obligations, net of mortgage loans
            of $36,981                                                6,837     --       --
        Notes received from sale of assets                            6,400     --       --
        Note given in connection with purchase of
            property by affiliated partnership                        1,600     --       --
        Common stock received in payment of note receivable              80     --       --
        Common stock received in settlement of preferred stock
            obligation                                                   11     --       --


NOTE C - EMPLOYEE STOCK PURCHASE NOTES RECEIVABLE

                                                                       December 31,
                                                                     ---------------
                                                                      2001     2000
                                                                     ------   ------
                                                                      (In thousands)
     Note from James R. Gilley, chief executive officer, principal
         and interest at 5.50%, due November 2008                    $2,250   $2,250

     Others                                                             117      117
                                                                     ------   ------

                                                                     $2,367   $2,367
                                                                     ======   ======


     All stock purchase notes are collateralized by common stock of the Company and are presented in the balance sheet as a deduction from stockholders' equity.

                    Greenbriar Corporation and Subsidiaries

NOTE D - NOTES RECEIVABLE FROM SALE OF PROPERTY

     During 2001, the Company sold three properties for cash of $30,804,000 and $6,400,000 of tax-free notes bearing interest at 9.5%. The notes mature on April 1, 2032, March 20, 2037, and August 1, 2031, respectively.

     The repayment of the notes is limited to the cash flow of the respective communities either from operations refinancing or sale. The Company has deferred gains in the amount of $6,090,000. The deferred gains and interest income will be recognized as cash is received.


NOTE E - LEASE RIGHTS AND OTHER INTANGIBLES

     Lease rights and other intangibles consist of the following (in thousands):

                                                                   December 31,
                                                                 ---------------
                                                                  2001     2000
                                                                 ------   ------
     Lease rights, net of accumulated amortization of
        $1,458 in 2000                                           $ --     $3,447
     Lease buyout options                                          --      5,607
     Goodwill                                                      --        293
                                                                 ------   ------

                                                                 $ --     $9,347
                                                                 ======   ======

     In 2001, the Company exercised its lease buyout options and the properties were sold or transferred to LSOF (Note M). The related lease rights and goodwill were charged against the gain on disposition.

                    Greenbriar Corporation and Subsidiaries

NOTE F - EMPLOYMENT CONTRACT TERMINATIONS

     In January 1997, the Company negotiated employment contracts with the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company. Both individuals had been employed by the Company since 1989. The employment contracts called for combined annual salaries of $640,000 per year and provided that, if the contracts were terminated or amended, the individuals would be entitled to cash payment of three years salary for the CEO and two years salary for the CFO. In light of the reduced size of the Company, the independent directors and the officers in October 2001 agreed to modify the employment agreements with the two officers. The two officers have each agreed to continue their roles in the Company for $12,000 per year for three years. The revisions in the contracts triggered contract termination payments requiring the Company to immediately pay the two officers $1,740,000. However, the two officers agreed to accept non-interest bearing notes due December 31, 2004. These notes have certain acceleration provisions if the Company violates the terms of the revised employment contracts. For accounting purposes, interest has been imputed on the notes at 8.5%, resulting in a discount of $391,000. The net amount of the notes of $1,349,000 was expensed in 2001.

                    Greenbriar Corporation and Subsidiaries

NOTE G - AFFILIATED PARTNERSHIPS

     In October 2001, the Company became a limited partner in Corinthians Real Estate Investors LP (CREI), a partnership formed to acquire two properties. The general partner is a limited liability corporation whose controlling member is James Gilley. Mr. Gilley is also CEO of the Company. The Company is a 56% limited partner. Mr. Gilley has a 25.9% interest, the general partner has a .1% interest, the Company's chief financial officer has a 10.5% interest, and other employees of the Company have interests aggregating 7.5%. In October 2001, the Partnership acquired a retirement community for approximately $9,100,000 and in January 2002, it acquired an assisted living community for approximately $2,800,000.

     The Company issued a $1,600,000 note to the seller as partial payment for the purchase of the retirement community. The balance of the purchase price was funded by borrowings by CREI from a third party in the amount of $7,840,000, which was guaranteed by the Company. CREI gave the Company a $1,600,000 note in consideration for payment of that amount of the purchase price. The note bears interest at 8.75% and is due December 30, 2003. CREI also has debt in the amount of 3,975,000 collateralized by the assisted living community that has been guaranteed by the Company.

     The Company accounts for its investment in CREI by the equity method. However, because of its guaranty of the debt of CREI, the Company records 100% of the losses of CREI, which were $95,947 for 2001. The Company had a receivable of 311,000 at December 31, 2001, resulting from advances to CREI.

     Following are unaudited condensed financial statements of CREI at December 31, 2001 and the period from October 1, 2001 through December 31, 2001 (in thousands):

                                  Balance Sheet

     Current assets                                                     $    93
     Property and equipment                                               9,358
     Other assets                                                           361
                                                                        -------

                                                                        $ 9,812

     Current liabilities                                                $    67
     Other liabilities                                                      401
     Note payable to Greenbriar Corporation                               1,600
     Mortgage payable                                                     7,840
                                                                        -------
                                                                          9,908
     Partners' deficit                                                      (96)
                                                                        -------

                                                                        $ 9,812

                     Greenbriar Corporation and Subsidiaries

NOTE G - AFFILIATED PARTNERSHIPS - Continued

                             Statement of Operations

     Revenue                                                              $ 347

     Expenses
        Operating                                                           171
        Depreciation                                                         46
        General and administrative                                           22
        Interest                                                            204
                                                                          -----
                                                                            443

        Net loss                                                          $ (96)
                                                                          =====


NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values at December 31, 2001 and 2000:

     Cash and cash equivalents - The carrying amount approximates fair value because of the short maturity of these instruments.

     Long-term debt - The fair value of the Company's long-term debt is estimated based on market rates for the same or similar issues. The carrying value of long-term debt approximates its fair value.

     Notes receivable - The fair value of the note receivable from an affiliate partnership is estimated to approximate fair value based on its short maturity. It is not practical to estimate the fair value of notes receivable from sale of properties because no quoted market exists and there are no comparable debt instruments to provide a basis for valuation.


                     Greenbriar Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE I - LONG-TERM DEBT

     Long-term debt is comprised of the following (in thousands):

                                                                                       December 31,
                                                                                     -----------------
                                                                                      2001      2000
                                                                                     -------   -------
     Notes payable to financial institutions maturing through 2015; fixed and variable interest rates ranging from 5.25% to 10.5% ; collateralized
        by real property, fixtures, equipment and the assignment of rents            $ 8,947   $27,991

     Notes payable to individuals and companies maturing through 2023;
        variable and fixed interest rates ranging from 7% to 8.75%;
        collateralized by real property, personal property, fixtures, equipment and the assignment
        of rents                                                                       1,655     4,477

     Note payable to the Redevelopment Agency of the City of Corona,
        California, payable into a sinking fund semi-annually in increasing amounts from $65 to $420 through May 1, 2015; variable interest rate of 5.5% at December 31, 2000; collateralized by personal
        property, land, fixtures and rents                                              --       6,895

     Mortgage notes payable to a financial institutions maturing through 2010;
        interest rates ranging from 7.5% through 14.5%; collateralized by real
        property and equipment                                                         5,253    13,972

     Notes payable to wife of Chief Executive Officer, bearing interest at 10% and
        maturing on July 1, 2003                                                       3,375      --

     Notes payable to executive officers, noninterest-bearing at 8.5% and maturing
        December 31, 2004, net of discount of $391  representing  interest
        imputed at 8.5%                                                                1,349      --


     Line of credit with bank, bearing interest at 7.94% and maturing
        April 1, 2002; collateralized by certificates of deposit                         430        90
                                                                                     -------   -------
                                                                                      21,009    53,425
        Less current maturities                                                        4,316     2,538
                                                                                     -------   -------

                                                                                     $16,693   $50,887
                                                                                     =======   =======

                     Greenbriar Corporation and Subsidiaries

NOTE I - LONG-TERM DEBT - Continued

     Aggregate annual principal maturities of long-term debt at December 31, 2001 are as follows (in thousands):

      2002                                                               $ 4,316
      2003                                                                 5,474
      2004                                                                 1,867
      2005                                                                   529
      2006                                                                   314
      Thereafter                                                           8,509
                                                                         -------

                                                                         $21,009


NOTE J - FINANCING OBLIGATIONS

     The Company operates two communities that are financed through sale-leaseback obligations. At the end of the tenth year of the fifteen-year leases, the Company has options to repurchase the communities for the greater of the sales prices or their current replacement costs less depreciation plus land at current fair market values. Accordingly, these transactions have been accounted for as financings, and the Company has recorded the proceeds from the sales as financing obligations, classified the lease payments as interest expense and continues to carry the communities on its books and record depreciation. Payments under the lease agreements are $1,167,000 for each year through 2009.


NOTE K - OPERATING LEASES

     The Company leases certain communities under operating leases which expire through 2011 and has operating leases for equipment and office space. The leases generally provide that the Company pay property taxes, insurance, and maintenance.

     Future minimum payments following December 31, 2001 are as follows (in thousands):

      2002                                                               $ 1,581
      2003                                                                 1,661
      2004                                                                 1,661
      2005                                                                 1,661
      2006                                                                 1,467
      Thereafter                                                           8,169
                                                                         -------

                                                                         $16,200

     Lease  expense  in  2001,  2000 and 1999 was  $2,315,  $4,911  and  $5,196,
     respectively.

                     Greenbriar Corporation and Subsidiaries

NOTE L - INCOME TAXES

     At December 31, 2001, the Company had net operating loss carryforwards of approximately $19,300,000, which expire between 2002 and 2020. However, approximately $7,900,000 of these net operating loss carryforwards have limitations that restrict utilization to approximately $1,530,000 for any one year.

     The following is a summary of the components of income tax expense (in thousands):

                                                               Year ended
                                                              December 31,
                                                        ------------------------
                                                         2001     2000     1999
                                                        ------   ------   ------

     Current - state                                    $  424   $ --     $ --
     Deferred - federal                                  2,400     --       --
                                                        ------   ------   ------

                                                        $2,824   $ --     $ --
                                                        ======   ======   ======

     Deferred tax assets and liabilities were comprised of the following (in thousands):

                                                               December 31,
                                                           --------------------
                                                            2001        2000
                                                           --------    --------
     Deferred tax assets:
        Net operating loss carryforwards                   $  6,554    $ 12,784
        Note receivable                                         680         680
        Alternative minimum tax credit carryforwards            235         235
        Accounts receivable                                      20          32
        Accrued expenses                                        604         798
        Financing obligations                                 1,802       1,802
        Other                                                   493         550
                                                           --------    --------

        Total deferred tax assets                            10,388      16,881

     Deferred tax liabilities - property and equipment       (5,021)     (8,791)
     Valuation allowance                                     (3,017)     (3,340)
                                                           --------    --------

        Net deferred tax asset                             $  2,350    $  4,750
                                                           ========    ========


                     Greenbriar Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE L - INCOME TAXES - Continued

     Following is a reconciliation of income tax expense with the amount of tax computed at the federal statutory rate of 34% (in thousands):

                                                           Year ended December 31,
                                                        ----------------------------
                                                         2001       2000       1999
                                                        ------    -------    -------
     Tax expense (benefit) at the statutory rate        $ 3,142    $(3,612)   $    27
     State taxes net of federal benefit                     380       --         --
     Expiration of carryforwards                           --          433       --
     Change in deferred tax asset valuation allowance      (323)     2,244        (49)
     Nondeductible loss on write-down of properties        --          400       --
     Nondeductible amortization                            --          150         15
     Other                                                 (375)       385          7
                                                        -------    -------    -------

     Tax expense                                        $ 2,824    $  --      $  --
                                                        =======    =======    =======


     Changes in the deferred tax valuation allowance result from assessments made by the Company each year of its expected future taxable income available to absorb its carryforwards. The Company believes that it is more likely than not that the net deferred tax asset at December 31, 2001 of $2,350,000 will be realized. However, this evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accordingly, the ultimate realization of the net deferred tax asset could be less than the carrying amount.


                     Greenbriar Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE M- STOCKHOLDERS' EQUITY

     Preferred Stock

     Preferred stock consists of the following (amounts in thousands, except per share amounts):

                                                                                               Year ended
                                                                                              December 31,
                                                                                           -----------------
                                                                                             2001      2000
                                                                                           -------   -------
     Series B cumulative convertible preferred stock, $.10 par value; liquidation
        value of $100; authorized, 100 shares; issued and outstanding, 1 share             $     1   $     1

     Series D cumulative convertible preferred stock, $.10 par value; liquidation
        value of $3,375; authorized, issued and outstanding, 675 shares in 2000                --         68

     Series F voting cumulative convertible preferred stock, $.10 par value; liquidation value of $14,000; authorized, issued and outstanding, 1,400 shares at
        December 31, 2000                                                                      --        140

     Series G cumulative convertible preferred stock, $.10 par value;
        liquidation value of $4,450; authorized, 800 shares; issued and outstanding,
        445 and 800 shares at December 31, 2001 and 2000, respectively                         --         45
                                                                                           -------   -------

                                                                                           $     1   $   254
                                                                                           =======   =======

                     Greenbriar Corporation and Subsidiaries

NOTE M- STOCKHOLDERS' EQUITY - Continued

     The Series B preferred stock has a liquidation value of $100 per share and is convertible into common stock over a ten-year period at prices escalating from $500 per share in 1993 to $1,111 per share by 2001. Dividends at a rate of 6% are payable in cash or preferred shares at the option of the Company.

     The Series D preferred stock had a liquidation value of $5 per share and was convertible into common stock at $200 per share. Dividends were payable in cash at a rate of 9.5%. The stock was exchanged for a $3,375,000 note in 2001. See Note I.

     The Series F and Series G preferred shares were sold to LSOF Pooled Equity, L.P. (LSOF) in December 1997 for $22,000,000, less selling and offering costs of $716,000. In connection with the sale, the Company entered into an agreement which provided that, on the date of conversion, if the value of the Company's common stock has not increased at an annual rate of at least 14% during the period the preferred shares are outstanding, the Company is required to make a cash payment (the Cash Payment) to LSOF equal to the market price deficiency on the shares received upon conversion. Conversion was required by January 2001.

     The 14% guaranteed return was accreted by a charge to accumulated deficit. The amount of the Cash Payment that would be required assuming conversion at each balance sheet date is transferred from stockholders' equity to Preferred Stock Redemption Obligation.

     During 2000, the Company made payments totaling $4,760,000 to redeem 355,150 shares of the Series G preferred stock, pursuant to an agreement that it would redeem additional shares from the proceeds generated from the sale of assets or from refinancings.

     The Company received a notice dated October 30, 2000 from LSOF, advising that it was electing to convert the outstanding shares of preferred stock into common stock. Such notice set forth LSOF's position that, as a result of certain employee stock options issued by the Company, the conversion price of the preferred stock had been reduced from $350 per share to $13.80 per share, and that the Company was required to issue 1,373,768 shares of common stock upon conversion.

     The Company did not agree that the conversion price should be adjusted, and LSOF brought a lawsuit against the Company. In October 2001, LSOF and the Company entered into a settlement agreement. Pursuant to the agreement, (1) the Company transferred 11 assisted living communities to LSOF subject to the assumption by LSOF of debt in the amount of $36,981,000, (2) the Company paid LSOF $4,000,000 in cash, (3) LSOF transferred to the Company the 53,000 common shares received upon conversion of the Series F and G preferred shares, (4) the Preferred Stock Redemption Obligation of $27,167,000 was cancelled, and (5) each agreed to release all claims against the other. The Company recognized a gain of $16,129,000 on the transfer of assets to LSOF.


                     Greenbriar Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE M - STOCKHOLDERS' EQUITY - Continued

     Stock Options
     -------------

     In 1992, the Company established a long-term incentive plan (the 1993 Plan) for the benefit of certain key employees. Under the 1993 Plan, up to 10,875 shares of the Company's common stock are reserved for issuance. Options granted to employees under the 1993 Plan become exercisable over a period as determined by the Company and may be exercised up to a maximum of 10 years from date of grant. In 1997, the Company adopted the 1997 Stock
     Option Plan, under which up to 25,000 shares of the Company's common stock are reserve for issuance. In 2000, the Company adopted the 2000 Stock
     Option Plan, under which up to 25,000 shares of the Company's common stock are reserve for issuance.

     The Company has also granted options to an officer during 1996 through 2001, aggregating 50,000 shares not covered by either plan. These options were granted at market, were exercisable immediately, and expire 10 years from date of grant.

     SFAS 123 requires disclosure of pro forma net earnings (loss) and pro forma net earnings (loss) per share as if the fair value method had been applied in measuring compensation cost for stock-based awards.

     Reported and pro forma net earnings (loss) and net earnings (loss) per share amounts are set forth below (in thousands, except per share data):

                                                              2001        2000        1999
                                                            ---------   ---------   ---------
     Net earnings (loss) allocable to common stockholders
          As reported                                       $   6,258   $(14,728)   $( 4,638)
          Pro forma                                             5,889   $(15,080)   $ (5,287)

     Net earnings (loss) per share
          As reported                                           15.53   $ (39.17)   $ (12.33)
          Pro forma                                             14.61   $ (40.11)   $ (14.06)


     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividends; expected volatility of 317 percent in 2001, 87 percent for 2000, and 83 percent for 1999; risk-free interest rates of 5.0 percent for 2001, 5.6 percent for 2000, and 6.1 percent for 1999; and weighted average expected lives of 6.8 years.


                     Greenbriar Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE M - STOCKHOLDERS' EQUITY - Continued

     Information with respect to stock option activity is as follows:

                                                                       Weighted
                                                                        average
                                                                       exercise
                                                          Shares         price
                                                        ----------    ----------
     Outstanding at January 1, 1999                         60,800    $   245.80
        Granted                                             53,090         27.40
        Forfeitures                                           (275)       403.80
                                                        ----------    ----------

     Outstanding at December 31, 1999                      113,615    $   144.20

        Granted                                             10,000          7.60
        Cancelled, rescinded, or annulled                  (53,090)        65.40
        Forfeitures                                           (100)       315.00
                                                        ----------    ----------

     Outstanding at December 31, 2000                       70,425    $   183.80

        Granted                                             10,000         12.80
                                                        ----------    ----------

     Outstanding at December 31, 2001                       80,425    $   162.56
                                                        ==========    ==========

     Options exercisable at December 31, 1999               91,747    $   169.20
                                                        ==========    ==========

     Options exercisable at December 31, 2000               70,250    $   183.20
                                                        ==========    ==========

     Options exercisable at December 31, 2001               80,425    $   162.56
                                                        ==========    ==========

     Weighted average fair value per share of options granted during 2001, 2000 and 1999 was $7.60, $6.00 and $22.29, respectively.

     Additional information about stock options outstanding at December 31, 2001 is summarized as follows:

                                            Options outstanding and exercisable
                                 ------------------------------------------------------
                                                    Weighted average
                                      Number            remaining      Weighted average
     Range of exercise prices      outstanding      contractual life    exercise price
     ------------------------    ----------------   ----------------   ----------------
     $7.50 to $13.80                       30,000                9.0   $          11.37
     $13.81 to $50.00                      10,000                7.0              50.00
     $200.00 to $265.60                    17,900                4.6             240.84
     $350.00 to $403.80                    22.525                5.4             351.70
                                 ----------------   ----------------   ----------------

                                           80,425                6.8   $         162.56
                                 ================   ================   ================

                     Greenbriar Corporation and Subsidiaries

NOTE N - OTHER INCOME (EXPENSE)

    Other income (expenses) consists of the following: (amounts in thousands)

                                                    Year ended December 31,
                                               --------------------------------
                                                2001        2000        1999
                                               --------    --------    --------

     Gain (loss) on sale of properties         $ 16,635    $   --      $   (186)
     Gain on sale of investments                   --          --         2,166
     Other                                          (33)       (220)        198
                                               --------    --------    --------

                                               $ 16,602    $   (220)   $  2,178
                                               ========    ========    ========


NOTE O - WRITE-OFF OF IMPAIRED ASSETS

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

     The Company decided to dispose of two assisted living communities in 2000 that were not meeting operating performance expectations. These communities were written down to net realizable value at June 30, 2000. One of these communities was disposed of in the quarter ending September 30, 2000 with no additional write-off required. Also, a third community whose operations have deteriorated was written down based on management's estimate of future cash flows pursuant to the provisions of Statement of Financial Accounting Standards No. 121. In addition, certain receivables associated with these properties were written off. These write-offs substantially account for the remainder of the write-off of impaired assets and related expenses.

     During 2001, the Company identified four properties that were not meeting performance expectations. These properties are in a geographic region where, after the transfer to LSOF, the Company does not have a significant presence. The Company has engaged a regional operator to assist in the operations of three of the properties and has entered into a one-year lease with this operator for an additional property. If the approvals from existing lenders can be obtained, it is anticipated that three of these properties will be sold to this operator. In the fourth quarter, the Company wrote these properties down to their net realizable value of $5,066,000 with a charge to earnings of $1,887,000.


                     Greenbriar Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE P - CONTINGENCIES

     The Company is defendant in various lawsuits generally arising in the ordinary course of business. Management of the Company is of the opinion that these lawsuits will not have a material effect on the consolidated results of operations, cash flows or financial position of the Company.

     As discussed in Note G, the Company is guarantor of debt of an affiliated partnership in the amount of $11,815,000 at March 28, 2002.


NOTE Q - QUARTERLY DATA (UNAUDITED)

                                                                          Year ended December 31, 2001
                                                                --------------------------------------------
                                                                  First      Second       Third       Fourth
                                                                 Quarter     Quarter     Quarter      Quarter
                                                                --------    --------    --------    --------
     Revenue                                                    $  9,976    $  9,247    $  8,186    $  3,452
     Operating expenses                                            9,207       9,387       7,770       7,164
     Net earnings (loss)                                            (276)     (1,611)       (480)      8,785
     Preferred stock dividend requirement                            (80)        (80)       --          --
     Net earnings (loss) allocable to common shareholders           (356)     (1,691)       (480)      8,785
     Net earnings (loss) per common share - basic and diluted       (.85)      (4.05)      (1.15)      24.51

                                                                          Year ended December 31, 2000
                                                                --------------------------------------------
                                                                  First      Second       Third      Fourth
                                                                 Quarter     Quarter     Quarter     Quarter
                                                                --------    --------    --------    --------
     Revenue                                                    $ 10,522    $ 10,319    $ 10,263    $ 10,157
     Operating expenses                                            9,635      16,885       9,409      10,382
     Net loss                                                       (619)     (7,990)       (571)     (1,443)
     Preferred stock dividend requirement                         (1,047)     (1,028)     (1,028)     (1,002)
     Loss allocable to common shareholders                        (1,396)     (9,018)     (1,599)     (2,715)
     Loss per common share - basic and diluted                     (3.80)     (23.98)      (4.19)      (7.20)