Form 10QSB
period 2002-03-31
GREENBRIAR CORP
filed 2002-05-20
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2002

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

                                 YES [X] NO [ ]

At May 13, 2002, the issuer had outstanding approximately 359,000 shares of par value $.01 Common Stock.

                             GREENBRIAR CORPORATION
                     Index to Quarterly Report on Form 10-Q
                           Period ended March 31, 2002


Part I: Financial Information..................................................3

   ITEM 1: FINANCIAL STATEMENTS................................................3
     Consolidated Balance Sheets...............................................3
     Consolidated Statements Of Operations.....................................5
     Consolidated Statements Of Cash Flow......................................6
     Notes To Consolidated Financial Statements................................7
   ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS............................................11
     Three month period ended March 31, 2002 compared to three month period ended March 31, 2001.....................................................11
     Forward Looking Statements...............................................14

Part II: Other Information....................................................15

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
----------------\------------

                             Greenbriar Corporation
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                     March 31,     December 31,
Assets                                                  2002            2001
                                                    (Unaudited)
                                                   ------------    ------------

Current Assets
   Cash and cash equivalents                       $      1,065    $      1,246
   Short-term investments                                 1,098           1,098
   Accounts receivable-trade                                184             106
   Receivables from affiliated partnership                  112             311
   Prepaid expenses                                         156             572
   Other current assets                                     973             541
                                                   ------------    ------------


          Total Current Assets                            3,588           3,874

Notes receivable, from sale of properties                 6,400           6,400
        Less deferred gains                              (6,090)         (6,090)
                                                   ------------    ------------
                                                            310             310

Notes receivable from affiliate partnership               1,600           1,600

Deferred income tax benefit                               2,350           2,350

Property and equipment, at cost
   Land and improvements                                  4,437           4,430
   Buildings and improvements                            32,667          32,675
   Equipment and furnishings                              3,183           3,134
                                                   ------------    ------------
                                                         40,287          40,239
          Less accumulated depreciation                   6,783           6,498
                                                   ------------    ------------
                                                         33,504          33,741

Deposits                                                  1,676           1,730

Other Assets                                                518             417
                                                   ------------    ------------

                                                   $     43,546    $     44,022
                                                   ============    ============


                             Greenbriar Corporation
                     Consolidated Balance Sheets - Continued
                             (Amounts in thousands)

                                                          March 31,     December 31,
Liabilities and Stockholders' Equity                         2002            2001
                                                         (Unaudited)
                                                        ------------    ------------

Current Liabilities
    Current maturities of long-term debt                $      4,513    $      4,316
    Accounts payable - trade                                     912           1,042
    Accrued expenses                                             871           1,116
    Other current liabilities                                    640             467
                                                        ------------    ------------

           Total Current Liabilities                           6,936           6,941

Long-term debt                                                16,675          16,693

Financing obligations                                         10,815          10,815

Other long term liabilities                                      309             304
                                                        ------------    ------------

           Total Liabilities                                  34,735          34,753


Stockholders' Equity
    Preferred stock                                                1               1

    Common stock $.01 par value; authorized,
    100,000 shares; 359 shares issued and outstanding             75              75

    Additional paid-in capital                                56,828          56,828
    Accumulated deficit                                      (45,726)        (45,268)
                                                        ------------    ------------

                                                              11,178          11,636
    Less stock purchase notes receivable
           (Including $2,250 from related parties)            (2,367)         (2,367)
                                                        ------------    ------------

           Total Equity                                        8,811           9,269
                                                        ------------    ------------

                                                        $     43,546    $     44,022
                                                        ============    ============


                             Greenbriar Corporation
                      Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)

                                                          For The Three Month
                                                             Period Ended
                                                               March 31,
                                                           2002         2001
                                                               (Unaudited)
Revenue
    Assisted living operations                           $   2,925    $   9,976

                                                             2,925        9,976
Operating expenses

    Assisted living operations                           $   1,627    $   6,004
    Lease expense                                              409        1,154
    Depreciation and amortization                              331          865
    Corporate, general and
         administrative                                        431        1,184

                                                             2,798        9,207

           Operating income                                    127          769

Other income (expense)
    Interest income                                      $     164    $      77
    Interest expense                                          (628)      (1,422)
    Net gain on the sale of assets                            --            381

    Equity in net loss of affiliated
    partnership                                               (121)
    Other                                                     --            (81)

                                                              (585)      (1,045)

    Net loss                                                  (458)        (276)

Preferred stock dividend
    requirement                                               --            (80)

Loss allocable to common                                 ---------    ---------
    stockholders                                              (458)        (356)
                                                         =========    =========

Net loss per common share-
       basic and diluted                                 $   (1.28)   $   (0.86)

Weighted average number
        of common and equivalent
        shares outstanding                                     359          417

                             Greenbriar Corporation
                      Consolidated Statements Of Cash Flow
                             (Amounts in thousands)

                                                          For the three month
                                                         Period Ended March 31,
                                                           2002         2001
                                                         ---------    ---------
                                                        (Unaudited)  (Unaudited)

Cash flows from operating activities
    Net loss                                             $    (458)   $    (276)
    Adjustments to reconcile net loss to net
       cash used in operating activities
           Depreciation and amortization                       331          865
           Gain on sale of assets                             --           (381)


           Changes in operating assets and liabilities
             Accounts receivable                               121          155
             Other current and non current assets               38         (236)
             Accounts payable and other liabilities           (344)      (1,341)
                                                         ---------    ---------

           Net cash used in operating activities              (312)      (1,214)
                                                         ---------    ---------

Cash flows provided by (used in) investing activities
    Proceeds from sale of property                            --          2,767
    Purchase of property and equipment                         (48)         (91)
                                                         ---------    ---------

           Net cash provided by (used in) investing
              Activities                                       (48)       2,676

Cash flows from financing activities
    Payments on debt                                          --           (132)
    New Debt Borrowings                                        179
    Dividends on preferred stock                              --            (80)
                                                         ---------    ---------

           Net cash provided by (used in) financing
              Activities                                       179         (212)
                                                         ---------    ---------

           Net increase (decrease) in cash and                (181)       1,250
               cash equivalents

    Cash and cash equivalents at beginning of period         1,246        2,287
                                                         ---------    ---------

    Cash and cash equivalents at end of period           $   1,065    $   3,537
                                                         =========    =========

                   Notes To Consolidated Financial Statements
          For the Unaudited Three Months Ended March 31, 2002 and 2001

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

Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.



Note B: Notes Receivable From Sale Of Property

During 2001, the Company sold three properties for cash and $6,400,000 of tax-free-notes bearing interest at 9.5%. The notes mature on April 1, 2032, March 20, 2037 and August 1, 2031 respectively.

The repayment of the notes is limited to the cash flow of the respective communities either from operations, refinance or sale. The Company has deferred gains in the amount of $6,090,000. The deferred gains and interest income will be recognized as cash is received.


Note C: Affiliated Partnerships


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

The Company issued a $1,600,000 note to the seller as partial payment for the purchase of the retirement community. The balance of the purchase price was funded by borrowings by CREI from a third party in the amount of $7,840,000, which was guaranteed by the Company. CREI gave the Company a $1,600,000 note in consideration for payment of that amount of the purchase price. The notes bear interest at 8.75% and are due December 30, 2003. CREI also has debt in the amount of $3,975,000 collateralized by the assisted living community that has been guaranteed by the Company.

The Company accounts for its investment in CREI by the equity method and records 56% of the gains or losses of CREI. In addition, because of its debt guarantees the Company's policy is to record all cash losses of CREI that are in excess of its 56% investment. For the three-months ended March 31, 2002 the Company recorded a loss of $121,000. The Company had a receivable of $112,000 at March 31, 2002, resulting from advances to CREI.

Following are unaudited, condensed financial statements of CREI (in thousands):


                                  Balance Sheet
                                 March 31, 2002

                  Current Assets                      $    643
                  Property and Equipment                12,188
                  Other Assets                             871
                                                      --------

                                                      $ 13,702
                                                      ========

                  Current Liabilities                 $    132
                  Other Liabilities                        466
                  Notes Payable to Greenbriar Corp.      1,600
                  Mortgages Payable                     11,815
                                                      --------
                                                        14,013
                  Partners' Deficit                       (311)
                                                      --------
                                                      $ 13,702
                                                      ========



                             Statement of Operations
                        Three months ended March 31, 2002

                  Revenue                             $    743

                  Expenses
                     Operating                             370
                     Depreciation                          100
                     General and Administrative             56
                     Interest                              432
                                                      --------
                                                           958

                  Net loss                            $   (215)
                                                      ========


Note D: Long-Term Obligations

Long-term debt is comprised of the following (in thousands):

                                                                                   March 31,    December 31,
                                                                                      2002           2001
                                                                                 ------------   ------------
Notes payable to financial institutions maturing through 2015; fixed and variable interest rates ranging from 5.25% to 10.50%; collateralized by property, fixtures, equipment and the
     assignment of rents                                                         $     14,084   $      8,947

Notes payable to individuals and companies maturing through 2023; variable and fixed interest rates ranging from 7% to 8.75% collateralized by real property, personal property, fixtures,
     equipment and the assignment of rents                                              1,655          1,655

Mortgage note payable to a financial institution maturing in 2010; bearing interest rates ranging from7.5% through 14.5%;
     collateralized by property and equipment                                            --            5,253

Notes Payable to wife of Chief Executive Officer, bearing interest at
10% and maturing on July 1, 2003                                                        3,375          3,375

Notes Payable to executive officers, non interest bearing at 8.5% and maturing on December 31, 2004, net of discount of $358 and $391
respectively, representing interest imputed at 8.5%                                     1,382          1,349

Other                                                                                     692            430
                                                                                 ------------   ------------
                                                                                       21,188         21,009

     Less: current maturities                                                           4,513          4,316
                                                                                 ------------   ------------
                                                                                 $     16,675   $     16,693


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

As discussed in Note C the company is guarantor of debt for CREI in the amount of $11,815,000 at March 31, 2002.



ITEM 2: MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------


Overview

The Company owns and manages assisted living communities that provide housing, healthcare, hospitality and personal services to seniors. As of May 13, 2002 the Company operates 12 communities in seven states with a capacity of 1,069 residents, consisting of three communities that are owned, four that are leased and five that are managed under contract to one of the Company's subsidiaries for third party owners.


Three-month period ended March 31, 2002 compared to three-month period ended March 31, 2001.


Revenues and Operating Expenses from Assisted Living Operations

Revenues were $2,925,000 for the three months ended March 31, 2002 as compared to $9,976,000 for the three months ended March 31, 2001. Community operating expenses, which consist of assisted living community expenses, lease expense and depreciation and amortization, were $2,367,000 for the three months ended March 31, 2002 as compared to $8,023,000 for the three months ended March 31, 2001.


During the last nine months of 2001 the Company disposed of 11 Communities as part of a redemption of its Series E and F Preferred Stock. The Company also sold three Communities to not for profit organizations and retained a long-term management contract. The company also sold one Community and leased one Community to independent third parties. In addition the Company entered into a sub-management contract for three properties whereby the sub-manager is retaining the revenue and paying the expenses as their fee for being a sub-manager. The sub-manager also has an agreement to acquire the Communities upon approval of the third party lenders. For reporting purposes the Company no longer records the revenue and operating expenses of the three Communities.

In October of 2001 and January of 2002 the Company obtained a 56% limited partnership interest in two Communities. These Communities are accounted for using the equity method of accounting. Therefore, the Company does not record the revenue and expenses of the Communities.

Overall the Company recorded revenue and expenses for nineteen fewer Communities during the three months ended March 31, 2002 than for the comparable period in the preceding year. On a "same store basis" revenue and operating expenses for the three months ended March 31, 2001 would have been $2,652,000 and $2,196,000 respectively.



Corporate General and Administrative Expenses

General and administrative expenses were $431,000 for the three months ended March 31, 2002 compared to $1,184,000 for the three months ended March 31, 2001. The decrease in the corporate general and administrative expenses is primarily a result of a decrease in salaries and related payroll expenses. Due to the significant reduction in the number of Communities operated by the Company, the number of employees on the corporate staff was reduced. In addition the salaries for members of senior management have been reduced. Also during the three months ended March 31, 2001 the Company was incurring legal and professional fees with respect to a lawsuit was a preferred shareholder. Professional fees decreased by $189,000 for the three months ended March 31, 2002 when compared to the comparable period of 2001.

Interest Income

Interest Income increased to $164,000 for the three months ended March 31, 2002 as compared to $77,000 for the three months ended March 31, 2001. Included in 2002 is $117,000 of interest received from the notes receivable from the sale of properties. Interest income from investments other than notes receivable decreased by $70,000 due to lower interest rates and a less money invested.

Interest Expense

Interest expense decreased to $628,000 for the three months ended March 31, 2002 as compared to $1,422,000 for the three months ended March 31, 2001. Due to the reduction in the number of Communities the Company's long-term debt has been reduced significantly. The interest expense on a "same store basis" for the three months ended March 31, 2001 would have been $562,000. The increase in interest expense on a "same store basis" is due principally to higher interest rates on existing borrowings.

Other Income (Expense)

Other Income (expense) for the three months ended March 31, 2001 was $(81,000)) which represented minority interest in a Community. The community was sold during 2001.

Net gain on the Sale of Assets

The net gain on the sale of assets for the three months ended March 31, 2001 was $381,000. The gain is attributable to the sale of Company's corporate office building, which resulted in a gain of $406,000 and the sale of certain garden homes and related property that was adjacent to Camelot Retirement that resulted in a loss of $25,000.


Liquidity and Capital Resources

At March 31, 2002, the Company had current assets of $3,588,000 and current liabilities of $6,936,000.

Operating activities used $312,000 of cash in 2002 and $1,214,000 in 2001. The decrease in cash used in 2002 as compared to 2001 was the net result of decreased cash for certain working capital accounts.

Investing Activities used $48,000 of cash in 2002 and provided $2,676,000 of cash in 2001. In 2001 the Company sold certain assets, including its corporate office building, and realized cash proceeds of $2,767,000. There were no property sales in 2002.

Financing activities provided $179,000 in cash in 2002 and used $212,000 in cash in 2001. In 2002 the Company had increased net borrowings of $179,000 while in 2001 the Company had a net reduction in debt of $132,000. In addition in 2001 the Company paid $80,000 in dividends in 2001. There were no dividend payments in 2002.

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

In the future the two officers will participate with the Company in partnerships or other entities formed to acquire and sell real estate properties during the period of their contracts. The Company believes that this arrangement will allow it to maintain experienced senior management at a cost that will not overburden its resources while at the same time allowing it to realize significant profits through management fees, operating profits and the ultimate sale of the properties.

It is anticipated that the Company will acquire additional properties through investments in third party entities, which for the most part, will be partnerships. The Company may or may not be the controlling party with respect to these investments. It is anticipated that the two senior officers will bring potential acquisitions and financing to Greenbriar. The Company has no obligation to participate.

The Company conducts its property management operations through its subsidiary Senior Living Management, Inc (SLM). SLM expects to manage properties, which are owned or leased by the Company or are owned by partnerships or other entities where Greenbriar is an investor, for a fee. To a far lesser degree SLM will manage properties for independent third parties.



Future acquisitions by of the Company are dependent upon obtaining capital and financing through various means, including financing obtained from loans, sale/leaseback transactions, long-term state bond financing, debt or equity offerings and, to the extent available, cash generated from operations. There can be no assurance that the Company will be able to obtain adequate capital to finance its projected growth.


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

                           PART II: OTHER INFORMATION


ITEMS 1-6: ARE NOT APPLICABLE.
           -------------------

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.


                                                    Greenbriar Corporation



Date: May 20, 2002                             By:  /s/ Gene S. Bertcher
                                                    ----------------------------
                                                    Executive Vice President
                                                    Chief Financial Officer