Form 10-Q
period 2002-06-30
GREENBRIAR CORP
filed 2002-08-14
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2002

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

                                 YES [X] NO [ ]

At August 14, 2002 the issuer had outstanding approximately 359,000 shares of par value $.01 Common Stock.

                             GREENBRIAR CORPORATION
                     Index to Quarterly Report on Form 10-Q
                           Period ended June 30, 2002


Part I: Financial Information..................................................3

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

  ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS..........................13

Part II: Other Information....................................................17

                          PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

                             Greenbriar Corporation
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                     June 30,      December 31,
Assets                                                 2002           2001
                                                    (Unaudited)
                                                   ------------    ------------

Current Assets
       Cash And Cash Equivalents                   $      1,056    $      1,246
       Short-term investments                              --             1,098
       Accounts Receivable-Trade                             68             106
          Receivables from affiliated partnership           117             311
          Prepaid expenses                                  451             572
       Other Current Assets                                 553             541
                                                   ------------    ------------

              Total Current Assets                        2,245           3,874

Notes receivable, from sale of properties
                                                          6,400           6,400
          Less deferred gains                            (6,090)         (6,090)
                                                   ------------    ------------
                                                            310             310

Note receivable from affiliate partnership
                                                          1,600           1,600

Deferred Income Tax Benefit                               2,350           2,350

Property And Equipment, At Cost
       Land And Improvements                              3,522           4,430
       Buildings And Improvements                        28,763          32,675
       Equipment And Furnishings                          3,052           3,134
                                                   ------------    ------------
                                                         35,337          40,239
              Less Accumulated Depreciation               6,346           6,498
                                                   ------------    ------------
                                                         28,991          33,741

Deposits                                                  1,693           1,730

Other Assets                                                543             417
                                                   ------------    ------------

                                                   $     37,732    $     44,022
                                                   ============    ============


                             Greenbriar Corporation
                     Consolidated Balance Sheets - Continued
                             (Amounts in thousands)

                                                             June 30,      December 31,
Liabilities And Stockholders' Equity                           2002           2001
                                                            (Unaudited)
                                                           ------------    ------------
Current Liabilities
       Current Maturities Of Long-Term Debt                $      3,516    $      4,316
       Accounts Payable - Trade                                     862           1,042
       Accrued Expenses                                             413           1,116
       Other Current Liabilities                                    949             467
                                                           ------------    ------------

              Total Current Liabilities                           5,740           6,941

Long-Term Debt                                                   12,679          16,693

Financing Obligations                                            10,815          10,815

Other Long Term Liabilities                                         722             304
                                                           ------------    ------------

              Total Liabilities                                  29,956          34,753

Stockholders' Equity
       Preferred Stock                                                1               1

         Common Stock $.01 Par Value; authorized,100,000
         shares; 359 shares issued and outstanding                   75              75

       Additional Paid-In Capital                                56,828          56,828
       Accumulated Deficit                                      (46,761)        (45,268)
                                                           ------------    ------------

                                                                 10,143          11,636
       Less Stock Purchase Notes Receivable
              (Including $2,250 From Related Parties)            (2,367)         (2,367)
                                                           ------------    ------------

              Total Equity                                        7,776           9,269
                                                           ------------    ------------

                                                           $     37,732    $     44,022
                                                           ============    ============


                             Greenbriar Corporation
                      Consolidated Statements Of Operations
                  (Amounts in thousands, except per share data)

                                           For The Three Month      For The Six Month
                                                Period Ended          Period Ended
                                                  June 30,               June 30,
                                             2002        2001        2002        2001
                                           --------    --------    --------    --------
                                               (Unaudited)             (Unaudited)

Revenue
       Assisted living operations          $  2,549    $  9,247    $  5,474    $ 19,223
                                           --------    --------    --------    --------

                                              2,549       9,247       5,474      19,223
Operating Expenses
       Assisted living community
              operations                   $  1,442    $  5,722    $  3,069    $ 11,726
       Lease expense                            404         923         813       2,077
       Depreciation and amortization            373         794         704       1,659
       Corporate general and
              administrative                    438       1,948         869       3,132
                                           --------    --------    --------    --------

                                              2,657       9,387       5,455      18,594
                                           --------    --------    --------    --------

              Operating income (loss)          (108)       (140)         19         629

Other income (expense)
       Interest and dividend income        $     66    $     64    $    230    $    141
       Interest expense                        (684)     (1,252)     (1,312)     (2,674)
          Net gain (loss) on the sale of
                     assets                     (19)
                                                           (222)        (19)        159
          Loss due to partnership
                                               (292)       --          (413)       --
       Other                                   --           (61)       --          (142)
                                           --------    --------    --------    --------

                                               (929)     (1,471)     (1,514)     (2,516)
                                           --------    --------    --------    --------

       Net loss                              (1,037)     (1,611)     (1,495)     (1,887)

Preferred stock dividend
       requirement                             --           (80)       --          (160)
                                           --------    --------    --------    --------

Loss allocable to common
       stockholders                          (1,037)     (1,691)     (1,495)     (2,047)
                                           ========    ========    ========    ========

Net loss per common share -
       basic and diluted                   $  (2.89)   $  (4.06)   $  (4.16)   $  (4.91)

Weighted average number
        of common and equivalent
        shares outstanding                      359         417         359         417



                             Greenbriar Corporation
                      Consolidated Statements Of Cash Flow
                             (Amounts in thousands)

                                                              For the six month
                                                            Period Ended June 30,
                                                             2002          2001
                                                            -------       -------
                                                          (Unaudited)   (Unaudited)


Cash flows from operating activities
       Net loss                                             $(1,495)      $(1,887)
       Adjustments to reconcile net loss to net
          cash used in operating activities
              Depreciation and amortization                     704         1,659
              Loss on sale of assets                             19          (159)
              Loss on partnership                               413          --
              Changes in operating assets and liabilities
                 Accounts receivable                            248            74
                 Other current and noncurrent assets              4          (207)
                 Accounts payable and other liabilities        (395)       (1,360)
                                                            -------       -------

              Net cash used in operating activities            (502)       (1,880)
                                                            -------       -------

Cash flows used in investing activities
       Proceeds from sale of property                         4,236         7,550
       Purchase of property and equipment                      (208)         (477)
                                                            -------       -------

              Net cash provided by investing
              ......activities                                4,028         7,073

Cash flows from financing activities
       Payments on debt                                      (4,993)       (4,379)
       Dividends on preferred stock                            --            (160)
          New borrowings                                        179          --
                                                            -------       -------

              Net cash used in financing
                   activities                                (4,814)       (4,539)
                                                            -------       -------

              NET INCREASE (DECREASE) IN CASH AND            (1,288)          654
                     CASH EQUIVALENTS

       Cash and cash equivalents at beginning of period       2,344         2,287
                                                            -------       -------

       Cash and cash equivalents at end of period           $ 1,056       $ 2,941
                                                            =======       =======

                   Notes To Consolidated Financial Statements
       For the Unaudited Three and Six Months Ended June 30, 2002 and 2001

Note A: Basis of Presentation

The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of Greenbriar Corporation and its majority-owned subsidiaries (collectively, "the Company"). All significant intercompany transactions and accounts have been eliminated. The Company records its investment in certain affiliated partnerships using the equity method of accounting. (see "Note C").

The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. These financial statements are unaudited but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.

Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


Note B: Notes Receivable

During 2001, the Company sold three assisted living communities for cash and $6,400,000 of tax-free notes bearing interest at 9.5%. The notes mature on April 1, 2032, March 20, 2037 and August 1, 2031 respectively.

The repayment of the notes is limited to the cash flow of the respective communities either from operations, refinance or sale. The Company has deferred gains from the sale of the communities in the amount of $6,090,000. The deferred gains and interest income will be recognized as cash is received.

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

As of June 30, 2002 Messrs Gilley and Bertcher have received cash advances from the partnership of $195,000 and $87,000 respectively. Messrs Gilley and Bertcher currently hold notes receivable from the Company of $1,380,000 and $360,000 respectively. Both Messrs Gilley and Bertcher have pledged their notes as collateral for the advances they have received. Neither the cash advances received nor the notes receivable issued by the Company bear interest.

The Company accounts for its investment in CREI by the equity method, however because of its debt guarantees the company records the greater of 100% of the cash losses or 56% of the accounting losses of CREI, which were $393,000 for the six months ended June 30, 2002. The Company had a receivable from CREI of $100,746 at June 30, 2002 resulting from the normal course of business. This amount was repaid in the subsequent month.

Following are unaudited condensed financial statements of CREI at June 30, 2002 and the six-month period ended June 30, 2002 (in thousands):


                                  Balance Sheet

                Current Assets                      $    243
                Property and Equipment                12,031
                Other Assets                             931
                                                    --------

                                                    $ 13,205
                                                    ========

                Payable to Greenbriar               $    101
                Other Liabilities                        490
                Notes Payable to Greenbriar Corp.      1,600
                Mortgages Payable                     11,815
                                                    --------
                                                      14,006
                Partners' Deficit                       (801)
                                                    --------

                                                    $ 13,205
                                                    ========

                             Statement of Operations

                     Revenue                         $ 1,498

                     Expenses
                        Operating                        825
                        Depreciation                     377
                        General and Administrative       116
                        Interest                         885
                                                     -------
                                                     $ 2,203

                     Net loss                        $  (705)
                                                     =======


Effective May 31 2002, the Company became a limited partner in Muskogee Real Estate Investors LP (MREI), a partnership formed to acquire two properties. The general partner is a limited liability corporation whose controlling member is James Gilley. Mr. Gilley is also CEO of the Company. The Company is a 56% limited partner. Mr. Gilley has a 25.9% interest, the general partner has a .1% interest, the Company's chief financial officer has a 10.5% interest, and other employees of the Company have interests aggregating 7.5%. In May 2002, the Partnership acquired two assisted living communities in close proximity to one another. One property was acquired from an independent third party for $1,600,000 and one property was acquired from Greenbriar for a 56% limited partnership interest in the partnership. The debt on the two properties is $4,000,000, which is guaranteed by Mr. Gilley. Greenbriar recorded no gain or loss on the exchange from ownership of one property for its 56% limited partnership interest.

The Company accounts for its investment in MREI by the equity method and recorded earnings of $6,700 for the one month ended June 30, 2002. The Company had a receivable from MREI of $15,500 at June 30, 2002 resulting from the normal course of business. This amount has been repaid in the subsequent month.


Following are unaudited condensed financial statements of MREI at June 30, 2002 and the one- month period ended June 30, 2002 (in thousands):

                                  Balance Sheet

                    Current Assets                  $  141
                    Property and Equipment           3,940
                    Other Assets                        37
                                                    ------

                                                    $4,118
                                                    ======

                    Current Liabilities             $   29
                    Payables to Greenbriar              16
                    Other Liabilities                   61
                    Mortgages Payable                4,000
                                                    ------
                                                     4,106
                    Partners' Equity                    12
                                                    ------

                                                    $4,118
                                                    ======


                            Statement of Operations

                    Revenue                         $  147

                    Expenses
                       Operating                        86
                       Depreciation                     12
                       General and Administrative       13
                       Interest                         24
                                                    ------
                                                    $  135
                                                    ------
                    Net Income                      $   12
                                                    ======


Note D: Long-Term Obligations

Long-term debt is comprised of the following (in thousands):

                                                                                   June 30,     December 31,
                                                                                      2002           2001
                                                                                 ------------   ------------

Notes payable to financial institutions maturing through 2015; fixed and variable interest rates ranging from 5.25% to 10.50%; collateralized by property, fixtures, equipment and the
     assignment of rents                                                         $      9,752   $      8,947

Notes payable to individuals and companies maturing through 2023; variable and fixed interest rates ranging from 7% to 8.75% collateralized by real property, personal property, fixtures,
     equipment and the assignment of rents                                              1,654          1,655

Mortgage note payable to a financial institution maturing in 2010; bearing interest rates ranging from 7.5% through 14.5%;
     collateralized by property and equipment                                            --            5,253

Notes payable to wife of Chief Executive Officer, bearing interest at
     10% and maturing on July 1, 2003                                                   3,375          3,375

Notes payable to executive officers, non-interest bearing at 8.5% and maturing on December 31, 2004, net of discount of $328 and $391
     respectively, representing interest imputed at 8.5%                                1,412          1,349

Other                                                                                       2            430
                                                                                 ------------   ------------
                                                                                       16,195         21,009

     Less: current maturities                                                           3,516          4,316
                                                                                 ------------   ------------
                                                                                 $     12,679   $     16,693

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

Note E: Contingencies

Lifestyles Matter:

In 1995 Lifestyles Senior Housing Managers, LLC (Lifestyles) entered into a contract to manage an assisted living community in Seaside, OR which is leased by Neawanna by the Sea, LP (Neawanna) from a REIT. In 1996 the Company acquired its interest in the lease for Neawanna. In March 2000 Lifestyles organized and held a meeting with the executive director of Neawanna for the purpose of offering her the position of manager of an assisted living community not affiliated with Greenbriar. Greenbriar believes the action of Lifestyles represented a breach of their fiduciary duty as the manager and terminated the management contract. Lifestyles contended their termination was unjustified. The matter was taken to arbitration and on April 9, 2001, the Company was notified that the arbitration panel had awarded Lifestyles $498,000 for damages plus expenses.

One of the terms of the Neawanna lease is that any unsatisfied debt exceeding $250,000 is an event of default. Rather than lose the lease on Neawanna, on July 12, 2001 Neawanna filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for The District of Nevada. In addition Villa del Rey - Roswell LP (Roswell) filed for Chapter 11 in the same court. Although unrelated to the Lifestyles matter Roswell has a lease for an assisted living community, which is cross-collateralized with the lease held by Neawanna.

The Company is attempting to work out a settlement with Lifestyles but has thus far been unsuccessful. Concurrently the entities in the bankruptcy have presented a plan of reorganization to the court. Both Lifestlyes and the REIT have filed objections to the plan. The Company's net book value in the Neawanna and Roswell is approximately $4,700,000.

Insurance:

Due to the escalating costs of liability insurance in the assisted living industry the Company is currently self-insured at three of the Communities that it owns and operates. The Company is continuing to seek out insurance coverage.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------


Overview

The Company owns and manages assisted living communities that provide housing, healthcare, hospitality and personal services to seniors. As of July 31, 2002 the Company operates 13 communities in seven states with a capacity of 1,160 residents, consisting of two communities that are owned, four that are leased, four that are managed for affiliated partnerships, and three that are managed under contract to one of the Company's subsidiaries for third party owners.

In addition the Company has three Communities that are operated by independent third parties.


Three and six month periods ended June 30, 2002 compared to three and six-month periods ended June 30, 2001.


Revenues and Operating Expenses from Assisted Living Operations

Revenues were $2,549,000 and $5,474,000 for the three and six months ended June 30, 2002 as compared to $9,247,000 and $19,223,000 for the three and six months ended June 30, 2001. Community operating expenses, which consist of assisted living community operations, lease expense and depreciation and amortization, were $2,219,000 and $4,586,000 for the three and six months ended June 30, 2002 as compared to $7,439,000 and $15,462,000 for the three and six months ended June 30, 2001.

During the last six months of 2001 the Company disposed of 11 Communities as part of redemption of its Series E and F Preferred Stock. The Company also sold three Communities to not for profit organizations and retained long term management contracts. The Company also sold one Community and leased one Community to independent third parties. In addition the Company entered into a sub-management contract for three properties whereby the sub-manager is retaining the revenue and paying the expenses as their fee for being a sub-manager. The sub-manager also has an agreement to acquire the communities upon approval of the third party lenders. For reporting purposes the Company no longer records the revenue and operating expenses of the three Communities. In May 2002 one of the properties with a sub-management contract was sold.

During the first quarter of 2002 leases held by the company for the operation of two properties were not renewed. As of May 31, 2002 one property was contributed to a partnership that the Company has a 56% limited partnership interest. The partnership is accounted for using the equity method of accounting.

In October 2001 and May 2002 the Company obtained 56% limited partnership interests in two partnerships which own four Communities. These Communities are accounted for using the equity method of accounting and therefore the Company does not record the revenue and expenses of the Communities.

Overall the Company recorded revenue and expenses for 22 fewer Communities during the three and six months ended June 30, 2002 than the comparable periods in the prior year. On a "same store basis" revenue for the three and six months ended June 30, 2001 would have been $2,407,000 and $5,059,000 respectively and operating expenses for the three and six months ended June 30, 2002 would have been $2,048,000 and $4,244,000 respectively.



Corporate General and Administrative Expenses

General and administrative expenses were $438,000 and $869,000 for the three and six months ended June 30, 2002 as compared to $1,948,000 and $3,132,000 for the three and six months ended June 30, 2001. The decrease in the corporate general and administrative expenses is primarily a result of a decrease in salaries and related payroll expenses. Due to a significant reduction in the number of Communities operated by the Company the number of employees on the corporate staff was reduced. In addition salaries for members of senior management has been reduced. Also during the three and six months ended June 30, 2001 the Company was incurring legal and professional fees with respect to a lawsuit with a preferred shareholder. Legal fees decreased by $142,500 and $285,000 for the three and six months ended June 30, 2002 when compared to the comparable periods in 2001.



Interest and Dividend Income

Interest and dividend income for the three and six months ended June 30, 2002 was $66,000 and $230,000 compared to $64,000 and $141,000 for the comparable periods in 2001. The increase in interest and dividend income for both the three and six month periods is a result of interest recorded on a $1,600,000 note receivable related to the Company's investment in the Corinthian Real Estate Investors L.P. in November 2001.

Interest Expense

Interest expense for the three and six months ended June 30, 2002 was $684,000 and $1,312,000 as compared to $1,252,000 and $2,674,000 for the comparable periods in 2001. Due to the reduction in the number of Communities the company's long-term debt has been reduced significantly. The interest expense on a "same store basis" for the three and six months ended June 30, 2001 would have been $610,000 and $1,094,000 respectively. The increase in interest expense on a "same store basis" is due principally to higher interest rates on existing borrowings when compared to the previous year.


Net Gain (Loss) on the Sale of Assets


The net gain (loss) on the sale of assets for the three and six months ended June 30, 2001 was $(222,000) and $159,000 respectively and was $(19,000) for the six months ended June 30, 2002.

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


Other Income (Expense)

Other Income (Expense) for the three and six months ended June 30, 2001 was ($61,000) and ($142,000) respectively. The expenses for 2001 are the minority interest in a Community. The Community was sold in August 2001.


Liquidity and Capital Resources


At June 30, 2002, the Company had current assets of $2,245,000 and current liabilities of $5,740,000.

Included in current liabilities is a $3,360,000 mortgage for an assisted living community, which matures in October 2002. The Company intends to either sell the Community or refinance the mortgage prior to its maturity date.

During 2001 the Company reduced its long-term debt from $50,887,000 to $16,693,000. The reduction was due to the sale of properties and the repayment of the mortgages related to the properties.

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

                           PART II: OTHER INFORMATION




ITEMS 1-5:  ARE NOT APPLICABLE
------------------------------



ITEM 6: EXHIBITS AND REPORT ON FORM 8-K

A)       EXHIBITS:

         99.1:    CERTIFICATION  OF THE  CHIEF  EXECUTIVE  OFFICER  PURSUANT  TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         99.2:    CERTIFICATION  OF THE  CHIEF  FINANCIAL  OFFICER  PURSUANT  TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



B)       REPORTS ON FORM 8-K:     NONE

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.


                                                        Greenbriar Corporation



Date: August 14, 2002                                By: /s/ Gene S. Bertcher
                                                        ------------------------
                                                        Executive Vice President
                                                        Chief Financial Officer