Form 10-Q
period 2002-09-30
GREENBRIAR CORP
filed 2002-11-19
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the period ended September 30, 2002

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

                                 YES [X] NO [ ]

At November 14, 2002 the issuer had outstanding approximately 359,000 shares of par value $.01 Common Stock.

                             GREENBRIAR CORPORATION
                     Index to Quarterly Report on Form 10-Q
                         Period ended September 30, 2002


Part I: Financial Information..................................................3

   ITEM 1: FINANCIAL STATEMENTS................................................3
     Consolidated Balance Sheets...............................................3
     Consolidated Statements Of Operations.....................................5
     Consolidated Statements Of Cash Flow......................................6
     Notes To Consolidated Financial Statements................................7
   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS..........................13
   ITEM 4: CONTROLS AND PROCEDURES............................................18

Part II: Other Information....................................................19


                          PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

                             Greenbriar Corporation
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                          September 30,      December 31,
Assets                                                        2002              2001
                                                           (Unaudited)
                                                          -------------     -------------
Current assets
       Cash and cash equivalents                          $         888     $       1,246
          Short-term investments                                   --               1,098
          Accounts receivable-trade                                  52               106
          Receivables from affiliated partnerships                  537               311
          Prepaid expenses                                           48               572
          Note receivable                                         1,238              --
       Other current assets                                         905               541
                                                          -------------     -------------

              Total current assets                                3,668             3,874

Notes receivable, from sale of properties                         6,400             6,400
          Less deferred gains                                    (6,090)           (6,090)
                                                          -------------     -------------
                                                                    310               310

Note receivable from affiliate partnership                        1,600             1,600

Deferred income tax benefit                                       1,950             2,350

Property and equipment, at cost
       Land and improvements                                      1,741             4,430
       Buildings and improvements                                19,553            32,675
       Equipment and furnishings                                  2,436             3,134
                                                          -------------     -------------
                                                                 23,730            40,239
              Less accumulated depreciation                       4,695             6,498
                                                          -------------     -------------
                                                                 19,035            33,741

Deposits                                                          1,640             1,730

Other assets                                                        366               417
                                                          -------------     -------------

                                                          $      28,569     $      44,022
                                                          =============     =============


                             Greenbriar Corporation
                     Consolidated Balance Sheets - Continued
                             (Amounts in thousands)

                                                           September 30,     December 31,
Liabilities and stockholders' equity                           2002             2001
                                                            (Unaudited)
                                                           -------------    -------------
Current liabilities
       Current maturities of long-term debt                $         112    $       4,316
       Accounts payable - trade                                      961            1,042
       Accrued expenses                                            1,300            1,116
       Other current liabilities                                     724              467
                                                           -------------    -------------

              Total current liabilities                            3,097            6,941

Long-term debt                                                    10,363           16,693

Financing obligations                                             10,815           10,815

Other long term liabilities                                        1,041              304

                                                           -------------    -------------

              Total liabilities                                   25,316           34,753

Stockholders' equity
       Preferred stock                                                 1                1

         Common stock $.01 par value; authorized,100,000
         shares; 359 shares issued and outstanding                    75               75
       Additional paid-in capital                                 56,826           56,828
       Accumulated deficit                                       (51,282)         (45,268)
                                                           -------------    -------------

                                                                   5,620           11,636
       Less stock purchase notes receivable
              (Including $2,250 from related parties)             (2,367)          (2,367)
                                                           -------------    -------------

              Total stockholders' equity                           3,253            9,269
                                                           -------------    -------------

                                                           $      28,569    $      44,022
                                                           =============    =============


                             Greenbriar Corporation
                      Consolidated Statements Of Operations
                  (Amounts in thousands, except per share data)

                                                 For The Three Month    For The Nine Month
                                                     Period Ended            Period Ended
                                                     September 30,           September 30,
                                                  2002        2001        2002        2001
                                                --------    --------    --------    --------
                                                   (Unaudited)               (Unaudited)
Revenue
       Assisted living operations               $  2,342    $  8,186    $  7,816    $ 27,409
                                                --------    --------    --------    --------

                                                   2,342       8,186       7,816      27,409
Operating expenses
       Assisted living community
              operations                        $  1,404    $  5,327    $  4,473    $ 17,053
       Lease expense                                 388         671       1,201       2,748
       Depreciation and amortization                 380         783       1,084       2,442
       Corporate general and
              administrative                         480         989       1,349       4,121
                                                --------    --------    --------    --------

                                                   2,652       7,770       8,107      26,364
                                                --------    --------    --------    --------

              Operating income (loss)               (310)        416        (291)      1,045


Other income (expense)
       Interest and dividend income             $    178    $     71    $    408    $    212
       Interest expense                             (605)     (1,516)     (1,917)     (4,190)
       Net gain (loss) on the sale of
          assets and write-downs of
          $1,002 in 2002                          (2,422)      4,239      (2,441)      4,398
       Equity in net loss of  partnerships          (254)       --          (667)       --
       Minority interest                                      (3,738)                 (3,880)
       Other                                        (660)         48        (660)         48
                                                --------    --------    --------    --------

                                                  (3,763)       (896)     (5,277)     (3,412)
                                                --------    --------    --------    --------

Loss from operations before                       (4,073)       (480)     (5,568)     (2,367)
            income taxes
Income tax expense                                  (400)                   (400)
                                                --------    --------    --------    --------

Net loss
                                                  (4,473)       (480)     (5,968)     (2,367)
                                                --------    --------    --------    --------

Preferred stock dividend requirement                --          --          --          (160)
                                                --------    --------    --------    --------

Loss allocable to common
       stockholders                               (4,473)       (480)     (5,968)     (2,527)
                                                ========    ========    ========    ========

Net loss per common share -
       basic and diluted                        $ (12.46)   $  (0.06)   $ (16.63)   $  (0.30)

Weighted average of common and
       equivalent shares outstanding                 359       8,348         359       8,348


                             Greenbriar Corporation
                      Consolidated Statements Of Cash Flow
                             (Amounts in thousands)

                                                                For the nine month
                                                            Period Ended September 30,
                                                                2002           2001
                                                            -----------    -----------
                                                            (Unaudited)    (Unaudited)
Cash flows from operating activities
       Net loss                                             $    (5,968)   $    (2,367)
       Adjustments to reconcile net loss to net
          cash used in operating activities
              Depreciation and amortization                       1,084          2,404
              Loss on sale of assets                              2,441         (4,398)
              Minority interest                                   3,880
              Loss on partnership                                   667           --
              Changes in operating assets and liabilities
                 Changes in Deferred Taxes                          400           --
                 Accounts receivable                               (175)            47
                 Other current and noncurrent assets                301         (2,554)
                 Accounts payable and other liabilities             384         (1,650)
                                                            -----------    -----------

              Net cash used in operating activities                (866)        (4,638)
                                                            -----------    -----------

Cash flows used in investing activities
       Proceeds from sale of property                            12,488         21,267
       Purchase of property and equipment                          (209)       (12,284)
                                                            -----------    -----------

              Net cash provided by investing
                   activities                                    12,279          8,983

Cash flows from financing activities
        Redemption of preferred stock                              --           (3,375)
        Notes Receivable                                         (1,238)          --
        Payments on debt                                        (10,713)       (14,341)
        Dividends on preferred stock                               --             (160)
        New borrowings                                              179         15,704
                                                            -----------    -----------

              Net cash used in financing
                   activities                                   (11,772)        (2,172)
                                                            -----------    -----------

              NET INCREASE (DECREASE) IN CASH AND                  (359)         2,173
                     CASH EQUIVALENTS

       Cash and cash equivalents at beginning of period           1,246          2,287
                                                            -----------    -----------

       Cash and cash equivalents at end of period           $       888    $     4,460
                                                            ===========    ===========

                   Notes To Consolidated Financial Statements
    For the Unaudited Three and Nine Months Ended September 30, 2002 and 2001

Note A: Basis of Presentation

The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of Greenbriar Corporation and its majority-owned subsidiaries (collectively, "the Company"). All significant intercompany transactions and accounts have been eliminated. The Company records its investment in certain affiliated partnerships using the equity method of accounting (see "Note C").

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

Operating results for the three and nine month periods ending September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


Note B: Notes Receivable from Sale of Properties

During 2001 the Company sold three assisted living communities for cash and $6,400,000 of tax-free notes bearing interest at 9.5%. The notes mature on April 1, 2032, March 20, 2037 and August 1, 2031 respectively.

The repayment of the notes is limited to the cash flow of the respective communities either from operations, refinance or sale. The Company has deferred gains from the sale of the communities in the amount of $6,090,000. The deferred gains and interest income will be recognized as cash is received.

Note C: Affiliated Partnerships

In October 2001 the Company became a limited partner in Corinthians Real Estate Investors LP (CREI), a partnership formed to acquire two properties. The general partner is a limited liability corporation whose controlling member is James R. Gilley. Mr. Gilley is also CEO of the Company. The Company is a 56% limited partner. Mr. Gilley has a 25.9% interest, the general partner has a .1% interest, the Company's chief financial officer has a 10.5% interest, and other employees of the Company have interests aggregating 7.5%. In October 2001 the Partnership acquired a retirement community for approximately $9,100,000 and in January 2002 it acquired an assisted living community for approximately $2,800,000.

The Company issued a $1,600,000 note to the seller as partial payment for the purchase of the retirement community. The balance of the purchase price was funded by borrowings by CREI from a third party in the amount of $7,840,000, which was guaranteed by the Company. CREI gave the Company a $1,600,000 note in consideration for payment of that amount of the purchase price. The note bears interest at 8.75% and is due October 30, 2003. CREI also incurred debt of $3,975,000 to acquire the assisted living community and fund operating losses. The debt was collateralized by the assisted living community and guaranteed by the Company.

As of September 30, 2002 Messrs Gilley and Bertcher have received cash advances from the partnership of $275,500 and $122,700 respectively. Messrs Gilley and Bertcher currently hold notes receivable from the Company of $1,380,000 and $360,000 respectively. Both Messrs Gilley and Bertcher have pledged their notes as collateral for the advances they have received. Neither the cash advances received nor the notes issued by the Company bear interest.

The Company accounts for its investment in CREI by the equity method, however because of its debt guarantees the Company records the greater of 100% of the cash losses or 56% of the accounting losses of CREI, which were $738,000 for the nine months ended September 30, 2002. The Company had a receivable from CREI of $599,404 at September 30, 2002 arising in the normal course of business.

On September 27, 2002 CREI sold its two properties to an independent third party for $14,600,000. CREI received $11,800,000, which was used to payoff the existing mortgages on the properties. The balance was paid with a note, which includes the balance of the purchase price, a 4% fee, and one month accrued interest. The note totals $2,944,000 is due in two years and bears interest at 12% payable monthly. In addition, CREI sold its supply inventory and vehicles for approximately $50,000, which was paid with an 8% note due in eighteen months.

CREI recorded a gain on the sale of its properties of approximately $2,545,000. In accordance with the governing accounting rules this gain has been deferred.

Following are unaudited condensed financial statements of CREI at September 30, 2002 and nine-month period ended September 30, 2002 (in thousands):

                                  Balance Sheet

         Current Assets                                      $    77
         Notes Receivable                                      2,994
         Other Assets                                            398
                                                             -------

                                                             $ 3,469


         Payable to Greenbriar Corp.                         $   599
         Other Liabilities                                        55
         Notes Payable to Greenbriar Corp.                     1,600
         Deferred Gain                                         2,545
                                                             -------
                                                               4,799
         Partners' Deficit                                    (1,496)
                                                             -------

                                                             $ 3,469
         -----------------------------------------------------------


                             Statement of Operations

        Revenue                                              $ 2,233

        Expenses
           Operating                                           1,235
           Depreciation                                          747
           General and Administrative                            142
           Interest                                            1,344
                                                             -------
                                                             $ 3,468
                                                             -------
         Net loss                                            $(1,235)
                                                             =======


Effective May 31 2002 the Company became a 56% limited partner in Muskogee Real Estate Investors LP (MREI), a partnership formed to acquire two properties in Muskogee, Oklahoma. The general partner is a limited liability corporation whose controlling member is James R. Gilley. Mr. Gilley is also CEO of the Company. Mr. Gilley has a 25.9% interest, the general partner has a .1% interest, the Company's chief financial officer has a 10.5% interest, and other employees of the Company have interests aggregating 7.5%. In May 2002 the Partnership acquired two assisted living communities in close proximity to one another. One property was acquired from an independent third party for $1,600,000 and one property was acquired from Greenbriar for a 56% limited partnership interest in the partnership. The debt on the two properties is $4,000,000, which is personally guaranteed by Mr. Gilley. Greenbriar recorded no gain or loss on the exchange of one property for its 56% limited partnership interest.

The Company accounts for its investment in MREI by the equity method and recorded earnings of $24,764 for the four months ended September 30, 2002. The Company had a payable to MREI of $75,000 and a receivable of $12,887 as of September 30, 2002 resulting from the normal course of business. These amounts were repaid in the subsequent month.

On September 30,2002 MREI entered into a triple net lease with an independent third party. The lease payments are $60,000 per month for three years. The lessee is obligated to purchase the properties during the three-year period for $6,000,000.

Following are unaudited condensed financial statements of MREI at September 30, 2002 and the four- month period ended September 30, 2002 (in thousands):


                                  Balance Sheet

         Current Assets                                         $    18
         Receivable from Greenbriar                                  75
         Property and Equipment                                   3,944
         Other Assets                                                28
                                                                -------
                                                                $ 4,065
                                                                =======

         Current Liabilities                                    $   (14)
         Payables to Greenbriar Corp.                                13
         Other Liabilities                                           56
         Mortgages Payable                                        3,966
                                                                -------
                                                                  4,021
         Partners' Equity                                            44
                                                                -------
                                                                $ 4,065
                                                                =======
         --------------------------------------------------------------
                             Statement of Operations

         Revenue                                                $   542

         Expenses
            Operating                                               336
            Depreciation                                             49
            General and Administrative                               40
            Interest                                                 73
                                                                -------
                                                                $   498
                                                                -------
         Net Income                                             $    44
                                                                =======


Note D: Long-Term Obligations

Long-term debt is comprised of the following (in thousands):

                                                         September 30,    December 31,
                                                             2002            2001
                                                         -------------   -------------
Notes payable to financial institutions maturing
     through 2015; fixed and variable interest rates
     ranging from 5.25% to 10.50%; collateralized by
     property, fixtures, equipment and the
     assignment of rents                                 $       4,002   $       8,947

Notes payable to individuals and companies
     maturing through 2023; variable and fixed
     interest rates ranging from 7% to 8.75%
     collateralized by real property, personal
     property, fixtures, equipment and the
     assignment of rents                                         1,653           1,655

Mortgage note payable to a financial institution
     maturing in 2010; bearing interest rates ranging
     from 7.5% through 14.5%; collateralized by
     property and equipment                                       --             5,253

Notes payable to Sylvia M. Gilley, bearing interest at
     10% and maturing on July 1, 2004                            3,375           3,375

Notes payable to executive officers, non-interest
     bearing and maturing on December 31, 2004,
     net of discount of $328 and $391 respectively,
     representing interest imputed at 8.5%                       1,445           1,349

Other                                                             --               430
                                                         -------------   -------------
                                                                10,475          21,009

     Less: current maturities                                      112           4,316
                                                         -------------   -------------
                                                         $      10,363   $      16,693

Note E: Contingencies

Lifestyles Senior Housing Managers, LLC

In 1995 Lifestyles Senior Housing Managers, LLC (Lifestyles) entered into a contract to manage an assisted living community in Seaside, OR, which is leased by Neawanna by the Sea, LP (Neawanna) from a REIT. In 1996 the Company acquired the lease for Neawanna. In March 2000 Lifestyles organized and held a meeting with the executive director of Neawanna for the purpose of offering her the position of manager of an assisted living community not affiliated with Greenbriar. Greenbriar believes the action of Lifestyles represented a breach of their fiduciary duty as the manager and terminated the management contract. Lifestyles contended their termination was unjustified. The matter was taken to arbitration and on April 9, 2001 the Company was notified that the arbitration panel had awarded Lifestyles $498,000 for damages plus expenses.

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

The Company has entered into an agreement to sell its interest in VDR Roswell to an independent third party. This same group has purchased Lifestyles' claim regarding Neawanna. The Company is currently negotiating the sale of Neawanna to that group. These properties were written down in September 2002 by $902,000 to reflect anticipated net realizable value.



Internal Revenue Service Examination

In 1991 the Company sold four nursing homes to a not for profit entity who used tax-free bonds to finance the purchase. On September 18, 2002 the Company was notified by the Internal Revenue Service (IRS) that they have initiated an examination under Section 6700 of the Internal Revenue Code as it relates to the Company's activities in connection with the issuance and sale of such bonds.

The IRS examination is focused on whether the tax-free bonds were issued inappropriately and whether certain inappropriate statements were made or furnished with respect to the excludability of income or the securing of other tax benefits. If so, the IRS is reviewing whether the Company was involved.

The Company did sell the properties and receive tax-free bonds. The Company subsequently sold the bonds. The Company believes that it did nothing inappropriate. Both the issuance of tax-free bonds and their subsequent sale are a highly technical area and the Company relied on the advice and reports of investment bankers, appraisers, attorneys, and outside certified public accountants.

Other than the initial notice the Company has not been contacted by the IRS regarding this matter.


ITEM 2: MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

Overview

As of September 30, 2002 the Company operates four communities in three states with a capacity of 352 residents, consisting of two communities that are owned and two that are leased. In addition the Company owns two communities that are operated by independent third parties.

Since 1996 the Company has owned, leased and operated assisted living and retirement communities throughout the United States. During that period of time the Company has both acquired and sold over seventy communities. The acquiring and disposing of its real estate assets has been an integral part of the Company's business.

During the past year the Company's business strategy has evolved into one of focusing on the real estate component and reducing its operating activities. The Company objective is to become an investor in various entities, principally partnerships, whose intent is to acquire properties and either sell, lease or enter into joint venture agreements with third party operators with respect to these properties

In October 2001 the company became a 56% limited partner in a partnership, Corinthian Real Estate Investors LP (CREI), which acquired two assisted living communities in Carrollton, TX. In September 2002 the partnership sold its two properties for cash sufficient to pay off its debt plus a note for $1,335,000. The note is due in two years with interest of 12% payable monthly.

In January 2002 the Company became a 56% limited partner in a partnership, Muskogee Real Estate Investors (MREI), which acquired two assisted living communities in Muskogee, OK. In September 2002 the partnership leased the two Communities to a third party for three years. The lease will generate positive cash flow during the three-year lease period. The lessee has committed to purchase the two properties sometime during the three-year period for $6,000,000. The current debt on the property is $4,000,000.

It is the Company's intention to focus on these types of transactions.

In September 2002 the Company entered into an agreement with an independent third party to jointly acquire properties in the future. The third party entity is affiliated with the various entities that acquired or leased the properties from CREI and MREI mentioned above. Affiliates of this group also purchased properties in Harlingen, TX and Sherman, TX from the Company and it is anticipated that they will acquire the Company's interest in Neawanna and VDR Roswell.

The agreement provides that partnerships formed by the Company will be allowed to participate in the acquisition of twelve assisted living communities and receive a 50% partnership interest. The Company has agreed to pay $660,000 over the next twelve months to cover the due diligence expenses incurred by its partner in these ventures. The agreement further provides that at any time during the twenty-four months subsequent to the formation of a partnership and the acquisition of properties the third party can purchase the Company's partnership interest for $750,000 each.


Three and nine month periods ended September 30, 2002 compared to three and nine-month periods ended September 30, 2001.


Revenues and Operating Expenses from Assisted Living Operations

Revenues were $2,342,000 and $7,816,000 for the three and nine months ended September 30, 2002 as compared to $8,186,000 and $27,409,000 for the three and nine months ended September 30, 2001. Community operating expenses, which consist of assisted living community operations, lease expense and depreciation and amortization, were $2,172,000 and $6,758,000 for the three and nine months ended September 30, 2002 as compared to $6,781,000 and $22,243,000 for the three and nine months ended September 30, 2001.

During the last six months of 2001 the Company disposed of 11 Communities as part of redemption of its Series E and F Preferred Stock. The Company also sold three Communities to not for profit organizations and retained long term management contracts. The Company also sold one Community and leased one Community to independent third parties. In addition the Company entered into a sub-management contract for three properties whereby the sub-manager is retaining the revenue and paying the expenses as their fee for being a sub-manager. The sub-manager also has an option to acquire the communities upon approval of the third party lenders. For reporting purposes the Company no longer records the revenue and operating expenses of the three Communities. In May 2002 one of the properties with a sub-management contract was sold.

During the first quarter of 2002 leases held by the company for the operation of two properties were not renewed. As of May 31, 2002 one property was contributed to a partnership in which the Company has a 56% limited partnership interest. The partnership is accounted for using the equity method of accounting.

In October 2001 and May 2002 the Company obtained 56% limited partnership interests in two partnerships which own four communities. These communities are accounted for using the equity method of accounting and therefore the Company does not record the revenue and expenses of the communities.

Overall the Company recorded revenue and expenses for 22 fewer communities during the three and nine months ended September 30, 2002 than the comparable periods in the prior year. On a "same store basis" revenue for the three and nine months ended September 30, 2001 would have been $2,176,000 and $7,235,000 respectively compared to $2,342,000 and $7,816,000 for the three and nine months ended September 30, 2002. Community operating expenses for the three and nine months ended September 30, 2001 would have been $2,074,000 and $6,316,000 respectively compared to $2,172,000 and $6,758,000 for the three and nine months ended September 30, 2002. On a same store basis the increase in revenue is due to an increase in both census and the average rate charged per resident. The increase in expenses is due to the additional costs associated with additional residents.

Corporate General and Administrative Expenses

General and administrative expenses were $480,000 and $1,349,000 for the three and nine months ended September 30, 2002 as compared to $989,000 and $4,121,000 for the three and nine months ended September 30, 2001. The decrease in the corporate general and administrative expenses is primarily a result of a decrease in salaries and related payroll expenses. Due to a significant reduction in the number of Communities operated by the Company the number of employees on the corporate staff was reduced. In addition salaries for members of senior management have been reduced. Also during the three and nine months ended September 30, 2001 the Company was incurring legal and professional fees with respect to a lawsuit with a preferred shareholder. Legal fees decreased by $926,752 and $1,211,755 for the three and nine months ended September 30, 2002 when compared to the comparable periods in 2001.


Interest and Dividend Income

Interest and dividend income for the three and nine months ended September 30, 2002 was $178,000 and $408,000 compared to $71,000 and $212,000 for the comparable periods in 2001. The increase in interest and dividend income for both the three and nine month periods are a result of interest recorded on a $1,600,000 note receivable related to the Company's investment in the Corinthian Real Estate Investors L.P. in November 2001.

Interest Expense

Interest expense for the three and nine months ended September 30, 2002 was $605,000 and $1,917,000 as compared to $1,516,000 and $4,190,000 for the comparable periods in 2001. Due to the reduction in the number of Communities the company's long-term debt has been reduced significantly. The interest expense on a "same store basis" for the three and nine months ended September 30, 2001 would have been $412,000 and $1,506,000 respectively compared to $605,000 and $1,917,000 for the three and nine months ended September 30, 2002. The increase in interest expense on a "same store basis" is due principally to higher interest rates on existing borrowings when compared to the previous year.


Net Gain (Loss) on the Sale of Assets


The net gain (loss) on the sale of assets for the three and nine months ended September 30, 2001 was $4,239,000 and $4,398,000 respectively and was ($2,422,000) and ($2,441,000) for the three and nine months ended September 30, 2002.

The Company sold its corporate office building in 2001 which resulted in a gain of $406,000. In addition, certain garden homes and related property that were adjacent to Camelot Retirement were sold in 2001 resulting in a loss of $296,000. In 2001 the Company also exercised purchase options on two leased communities in Fort Worth, Texas, Palm House and Oak Park Retirement, and simultaneously sold both of the two communities to unrelated third parties. The gains on the sales of assets generated from these two transactions were $49,000.

In August 2001 the Company sold Crown Pointe Retirement, a community that it owned sixty percent of in Corona California. Per the terms of this sale the Company retained a fifteen-year management agreement with the new owners. The gross proceeds from the sale were $3,950,000 of notes and $14,371,068 of cash. There was a gain on the sale of assets recorded from this transaction of $4,239,000. Greenbriar's portion of the gain was $537,500 with the balance being allocated to the minority investors in Crown Pointe.

In September 2002 the Company sold a community it owned in Sherman Texas, The Willows at Sherman, and a community in Harlingen Texas, Camelot Retirement. There was a net loss on the sale of these two properties of $1,520,000. In September 2002 when it entered into an agreement to sell VDR Roswell in New Mexico and Neawanna by the Sea by the Sea in Oregon the Company wrote the assets down by $902,000 to reflect the anticipated net realizable value.

Other Expenses:

In September 2002 the Company entered into a venture with a third party to secure partnership interests in future acquisitions of assisted living communities. The agreement required the Company to pay $660,000 over the next twelve months to fund the cost of the due diligence for these acquisitions. There can be no assurance that this venture will be successful and the Company has therefore set up a reserve for it's entire investment.

Liquidity and Capital Resources

At September 30, 2002 the Company had current assets of $3,668,000 and current liabilities of $3,097,000.

During 2001 the Company reduced its long-term debt from $50,887,000 to $16,693,000. During the first nine months of 2002 the Company further reduced its long-term debt to $10,363,000. The reduction was due to the sale of properties and the repayment of the mortgages related to the properties.

Subsequent to September 30, 2002 the Company has negotiated agreements with certain note holders whose debt was coming due in 2003. These agreements provide that the note holders accept certain long-term third party notes receivable and partnership interests held by the Company in exchange for their debt obligations from the Company. It is anticipated that these transactions will be completed in November 2002. The result will be to further reduce the Company's long- term debt by $2,720,000.

After the above transactions are completed the Company will have long-term debt of approximately $7,643,000 with the earliest maturity date being July 2004.

In September 2002 the Company as well as Corinthian Real Estate Investors LP (a partnership in which the Company is a 56% limited partner) sold four properties to various affiliated entities. The Company agreed to loan the buyers a portion of the proceeds received from the sales. The loan was to assist the buyers with the costs of financing the purchase as well as closing costs. The loan was for $1,238,000 is due September 30, 2003 with 12% interest payable monthly.

The Company conducts its property management operations through its subsidiary Senior Living Management, Inc (SLM). SLM may manage properties, which are owned or leased by the Company or are owned by partnerships or other entities where Greenbriar is an investor, for a fee. The Company may decide to engage third party management companies.

Future acquisitions by the Company are dependent upon obtaining capital and financing through various means, including financing obtained from loans, sale/leaseback transactions, long-term state bond financing, debt or equity offerings and, to the extent available, cash generated from operations. There can be no assurance that the Company will be able to obtain adequate capital to finance its projected growth.



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

Item 4:   Controls and Procedures

The Company's management, including its Chief Executive Office and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in rules 13a-14( c ) and15-d-14( c ) under the Securities and Exchange Act of 1934) as of a date (the Evaluation
Date) which was within 90 days of this quarterly report on Form 10Q, have concluded in their judgment that , as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them.

There were no significant changes in the Company's internal controls or, to its knowledge, in other factors that could significantly affect its disclosure and procedures subsequent to the Evaluation Date.

                           PART II: OTHER INFORMATION




ITEMS 1-5:  ARE NOT APPLICABLE
------------------------------



ITEM 6: EXHIBITS AND REPORT ON FORM 8-K
---------------------------------------

A)       EXHIBITS:

         10.4: UMBRELLA AGREEMENT BETWEEN BY AND BETWEEN CERTAIN AFFILIATES OF GREENBRIAR CORPORATION, JAMES R. GILLEY, AND GREENBRIAR CORPORATION AND JON HARDER, SUNWEST MANAGEMENT, INC. ET AL.

         99.1: CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




B)       REPORTS ON FORM 8-K:

         A REPORT ON FORM 8K DATED SEPTEMBER 30, 2002 WAS FILED ON OCTOBER14, 2002 RELATED TO THE SALE OF TWO OF THE COMPANY'S ASSISTED LIVING COMMUNITIES AND THE SALE OF TWO ASSISTED LIVING COMMUNITIES BY A PARTNERSHIP INWHICH THE COMPANY OWNS A 56 LIMITED PARTNERSHIP INTEREST



Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.


                                                   Greenbriar Corporation



Date: November 18, 2002                            By:  /s/ Gene S. Bertcher
                                                      --------------------------
                                                      Executive Vice President &
                                                      Chief Financial Officer