Form 10-K
period 2002-12-31
GREENBRIAR CORP
filed 2003-04-15
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the closing sales price on March 31, 2003, was approximately $1,126,000.

At March 31, 2003, the issuer had outstanding approximately 343,900 shares of par value $.01 Common Stock.

Documents Incorporated by Reference:
None

                             GREENBRIAR CORPORATION
                       Index to Annual Report on Form 10-K
                       Fiscal year ended December 31, 2001


Part I.........................................................................3

   ITEM 1: DESCRIPTION OF BUSINESS.............................................3
   ITEM 2: DESCRIPTION OF PROPERTIES..........................................13
   ITEM 3: LEGAL PROCEEDINGS..................................................13
   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................14
   ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........15
   ITEM 6: SELECTED FINANCIAL DATA............................................15
   ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........16
   ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........20
   ITEM 8: FINANCIAL STATEMENTS...............................................20
   ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE..............................................20

Part III......................................................................21

   ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS..................................21
   ITEM 11: EXECUTIVE COMPENSATION............................................22
   ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....25
   ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................27
   ITEM 14.  CONTROLS AND PROCEDURES..........................................28

Part IV.......................................................................29

   ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...29

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS
-------------------------------

     Overview and Background of Operations

     Greenbriar Corporation, its subsidiaries and affiliates (the "Company") has evolved into a retirement real estate company which specializes in the buying, selling and leasing of retirement specific real estate with a concentration in the assisted living industry. The Company also operates assisted and full service independent living communities designed to serve the needs of the elderly population. Assisted living residents generally comprise frail elderly persons who require assistance with the activities of daily living such as ambulation, bathing, eating, personal hygiene, grooming and dressing, but who do not generally require more expensive skilled nursing care. Independent living residents typically require only occasional assistance but receive other support services.. When necessary, the Company enhances the value of these properties by proper operations and marketing. The Company will then resell or lease these properties to third parties, including partnerships in which the Company has an interest, at their appreciated value.

     As of March 31, 2003, the Company owned or leases four communities in four states. The Company operated three of the communities , with a capacity of 252 residents, and leases one community to a third party. The Company had no interests in any partnerships that operated communities.




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


     Business Strategy

     The Company has a business strategy of acquiring undervalued assisted and full service retirement communities, enhancing their value and selling or leasing the property to third parties, including partnerships in which the Company has an interest. The Company believes that significant growth opportunities still exist to provide assisted living and full service independent living services to the rapidly growing elderly population. In addition, due to a series of setbacks that have plagued the industry, including overbuilding; higher than anticipated operating costs; quicker turnover of residents than anticipated and difficulties in obtaining insurance, there are a number of properties available to be purchased at what the Company believes to be attractive prices.

     As discussed more fully in Management's Discussion and Analysis or Plan of Operations (See Item: 7) the Company plans on participating in the acquisitions of properties through limited partnership interests in partnerships formed in conjunction with officers of the Company.

     Acquisition Strategy - When reviewing acquisition opportunities, the Company considers, among other things, the competitive climate, the current reputation of the community or its operator, the quality of its management, the need and costs to reposition the community in the marketplace, the construction quality and any need for renovations and the opportunity to improve or enhance a community's operating results. The Company intends to sell any of the communities it acquires when they can be sold or leased at profit.

     Operating Strategy -The Company seeks to improve the profitability of its operations through continued enhancement of the communities in its portfolio. The Company's communities are primarily operated and marketed on a private-pay, single-occupancy basis. The Company provides limited double occupancy in which residents are non-related people who are usually state-assisted. The Company has few state-assisted residents. Most states now have a currently operating Medicaid waiver program (allowing a state to set its own disbursement standards for Medicaid funds - such as payment for assisted living services).

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

     The Company's operating strategy is to choose properties that can achieve and sustain a strong competitive position within chosen markets. The
     Company  also  seeks  to  continue  to  enhance  the   performance  of  the
     communities in its portfolio. The Company seeks to enhance current operations by (i) maintaining and improving occupancy rates at its communities (ii) opportunistically increasing resident service fees, (iii) improving operating efficiencies and (iv) improving market positioning.

     Offer Residents Customized Care and Service Packages -The Company offers each of the residents in its communities a personalized assisted living service plan which may include any combination of basic support care, personal care, supplemental services, wellness services and, if needed, Alzheimer's and special care services, all subject to the level of services allowed to be offered by the licensing in place at each community. The Company offers services on both a "point for services basis" and "level of service basis." Charges for services are based on each community's price structure. The Company uses active participation of the resident, the responsible party, the resident's personal physician and other appropriate support team members in determining the level of care needed on an individual basis, whether using the point or level of service system. As a result, the Company believes that it is able to maximize customer satisfaction while avoiding the high cost of delivering all services to all residents without regard for need or choice. In communities the Company operates, the care plan for each resident is reviewed and updated at least quarterly by the resident, the resident's family and the resident's physician.

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

     Offer Alzheimer's and Other Dementia Services - As of March 31, 2003, the Company operated two communities with distinct special care wings specifically designed to serve the needs of individuals with Alzheimer's disease and other forms of dementia. The Company's experience indicates that Alzheimer's residents often respond better by sharing a suite with another Alzheimer's resident rather than being in a single occupancy suite. Consequently, the Company's Alzheimer's programs are designed to allow double occupancy, although rooms are available for single occupancy.


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


     Properties

     Operating Communities - The following table sets forth certain information with respect to communities that were owned, operated or managed by the Company at March 31, 2003. The Company considers its communities to be in good operating condition and suitable for the purpose for which they are being used.

                                                                                   Community
                                                    Care               Resident    Operations
     Community                  Location            Level     Units   Capacity(1)   Commenced    Ownership
-------------------------------------------------------------------------------------------------------------
Graybrier                   Southern Pines, NC      FE, DC      55       90          Feb-94      Owned (2)
Pacific Pointe              King City, OR              S       114       114         Jan-93      Leased (3)
Sweetwater Springs          Lithia Springs, GA      FE, DC      48       48          Oct-96      Leased (4)
Windsor House Greenville    Greenville, SC          FE, DC      31       41          Nov-97      Owned (2)(5)
Total

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

          (2) Subject to first mortgage. Historically, each community has generally been pledged as collateral on a single mortgage and deed of trust securing a note payable to a bank, financial institution, individual or other lender. The mortgages and deeds of trust mature between 2004 and 2037 and bear interest at fixed and variable interest rates ranging from 7.5% to 12% as of December 31, 2002

          (3) Leased from a partnership. Initial lease term is 10 years, expiring in 2012. The Company is responsible for all costs including repairs to the community, property taxes and other direct operating costs of the community. The lease includes clauses that allow for rent to increase over time based on a specified schedule.

          (4)  Leased from a REIT for 15 years expiring in 2011.

          (5)  Leased to a third party.



     Repair and Maintenance - The Company conducts routine repairs and maintenance, as needed, of its communities on a regular basis. Several of the Company's communities have been in operation for ten years or more. The Company has no other current plans for significant expenditures relating to its existing communities and considers them to be in good repair and working order.


     Community Description

     The Company's existing communities as of March 31, 2003 range in size from 31 to 113 units, are from one to three stories and from 20,800 to 106,250 square feet. Most communities have a large family room, usually equipped with a fireplace, a spacious open dining area, library, TV room, commercial kitchen, beauty salon, laundry and indoor and outdoor recreational areas. Units generally range in size from approximately 330 to 400 square feet for a studio unit, 470 to 650 square feet for a one-bedroom unit and 680 to 850 square feet for a two-bedroom unit. Assisted living units, among other amenities, typically include a private bathroom, kitchenette, closets, living and sleeping areas, a lockable door, emergency call system, individual room temperature controls and fire alarm and sprinkler systems.

     Alzheimer's care units are approximately the same size as studios and contain only sleeping, limited storage and, in some units, bathroom areas. Most do not have emergency call systems but do have sprinkler and fire alarm systems.


     Operations

     In communities in the Company's portfolio, the day-to-day operations of each community are managed by an Executive Director who is responsible for all operations of the community, including overseeing the quality of care and services, marketing, coordinating social activities, monitoring financial performance and ensuring appropriate maintenance of the grounds and building. The Executive Director consults with outside providers, such as pharmacists and dieticians, to assist residents with medication review, menu planning and response to any special dietary needs. Personal care, dietary services, housekeeping and laundry services are performed primarily by line staff who are either part or full-time employees of the Company and who are trained to perform a variety of such services. Part or full-time employees perform most building maintenance services, while third party contractors generally perform elevator, HVAC maintenance and landscaping services.

     The Company's senior management and other personnel provide some support services to each of the Company's communities, including development of operational standards, budgets and quality assurance programs, recruiting, training and financial, accounting and data processing services such as accounts payable, billing and payroll. Corporate personnel and community executive directors collaborate with respect to the establishment of community goals and strategies, quality assurance oversight, development of Company policies and procedures, development and implementation of new programs, cash management, human resource management and community development.

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

     Regular Community Inspections - Community inspections are conducted by corporate personnel (including the vice president of construction and maintenance, the vice president of operations and the director of medical services) on a regular basis. These inspections cover the appearance of the exterior and grounds, the appearance and cleanliness of the interior, the professionalism and friendliness of staff, resident care plans, the quality of activities and the dining program, observance of residents in their daily living activities and compliance with governmental regulations.

     Marketing

     The Company's marketing and sales efforts are undertaken at the local level. These efforts are intended to create awareness of a community and its services among prospective residents, their families, other key decision-makers and professional referral sources. The communities engage in traditional types of marketing activities, such as special events, direct mailings, print advertising, signs and yellow page advertising. These marketing activities and media advertisements are directed to potential residents and their adult children, who often comprise the primary decision makers for placing a frail elderly relative in an assisted living setting.


     Government Regulation

     Healthcare is an area of extensive and frequent regulatory change. The assisted living industry is maturing and, accordingly, the manner and extent to which it is regulated at the Federal and state levels are evolving at a steady pace. Currently, most states have a licensure category or statute that uses the term "assisted living." Several states are proposing regulations using the term. More than forty states have specific language in statute, licensure regulations (including states with draft regulations) or Medicaid policy that addresses the philosophy of assisted living. Several states have or are reviewing licensure regulations and increasing the role of state personnel in monitoring and controlling the assisted living industry.

     Currently, assisted living and Alzheimer's care communities are not specifically regulated as such by the Federal Government. However, the Company's existing communities and communities it acquires are subject to regulation and licensing by state and local health, social service agencies and other regulatory authorities. Although regulatory requirements vary from state to state, these requirements generally address, among other things, staff education, training and records; staffing levels; community services, including administration and assistance with self-administration of medication; physical community specifications; size and furnishing of community units and common areas; food and housekeeping services and emergency evacuation plans and resident rights and responsibilities. Most of the Company's communities are required to possess state licenses in order to provide the levels and types of services that they offer. A limited number of the Company's communities are not required to possess such licenses because they do not supply care and/or supervision to an extent requiring them to be licensed under their respective state's laws. The Company's communities are also subject to various state and local building codes and other ordinances, including safety codes. Management anticipates that states establishing regulatory frameworks for assisted living communities will require the licensing of assisted living communities and will establish varying requirements with respect to such licensing. The Company has obtained all required licenses for each of its communities. Each of the Company's licenses must be renewed annually.

     Currently, only a few states have CON requirements for assisted living communities. If Federal and state reimbursement increase or overbuilding continues in the industry other states may initiate CON requirements. This is not happening at this time and there is significant overbuilding in many markets. Consequently most major companies have either stopped or greatly reduced their development programs. Conversely, small operators and individual entrepreneurs continue to build, even in overbuilt markets. This overbuilding provides a significant opportunity for the Company to acquire properties as a substantial discount under original cost.

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


     Competition

     The long-term care industry is highly competitive and the assisted living and Alzheimer's care businesses in particular have and will continue to become increasingly competitive in the future. In the communities within its portfolio the Company competes with other assisted living companies and numerous other companies providing similar long-term care alternatives such as home healthcare agencies, community-based service programs, retirement communities and convalescent centers (nursing homes). In addition, the Company competes with a number of tax-exempt nonprofit organizations which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company and which are generally exempt from income tax. In most markets where the Company operates or plans to operate the level of competition is rapidly increasing both from regional, national and local providers. The Company expects this trend to continue and many markets are already overbuilt and more will be overbuilt in the future. If reimbursement programs, such as the Medicaid waiver program, increase, assisted living competition will grow from existing and new companies focusing primarily on assisted living. Nursing home centers that provide long-term care services are also a source of competition for the Company, particularly with respect to Alzheimer's care services. Many of the Company's present and potential competitors have, or may have access to, greater financial, management and other resources than those of the Company. There can be no assurance that competitive pressures will not have a material adverse effect on the Company's portfolio. However, these same circumstances provide a substantial opportunity for the Company to acquire communities at a price that will allow a profitable resale or lease if the community is operated properly. The Company also competes with other providers of long-term care in the acquisition and development of additional communities.

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


     Insurance

     The provision of personal and healthcare services entails an inherent risk of liability compared to more institutional long-term care communities. Assisted living communities of the type operated by the Company, especially its dementia care communities, offer residents a greater degree of independence in their daily lives. This increased level of independence, however, may subject the resident and the Company to certain risks that would be reduced in more institutionalized settings. The Company currently maintains liability insurance intended to cover such claims however the number of insurance carriers who offer such insurance is rapidly diminishing and the costs continue to escalate. The Company also carries property insurance on each communities.


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

     The Company has conducted environmental assessments on most of its existing communities that it operates plus one community it leases. These assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations nor is the Company aware of any such environmental liability. The Company owns one community that has been operated for nine years for which an environmental assessment has not been obtained. The Company believes that all of its communities are in compliance in all material respects with all Federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its communities.

     Control by Insiders

     As of March 31, 2003, the Company's officers, directors and affiliated entities owning more than 5% of the Company's outstanding stock owned approximately 56% of the outstanding shares of Common Stock. Sylvia M. Gilley, widow of former Chairman, President and Chief Executive Officer James R. Gilley, and one corporation wholly owned by Mrs. Gilley, beneficially owned an aggregate of approximately 22.8% of the outstanding Common Stock of the Company. Mr. Victor L. Lund, a director of the Company and the founder of Wedgwood Retirement Inns (a company acquired by the Company in 1996), beneficially owned approximately 17.7% of the outstanding shares of Common Stock. Mr. Floyd Rhoades, as a result of the stock he received when the Company purchased American Care Communities, Inc., beneficially owns 9.1% of the Company's outstanding stock. Mr. William Shirley, due principally from the sale to the Company of assisted living communities, beneficially owns approximately 6% of the outstanding Common Stock of the Company. Accordingly, such individuals will have the ability, by voting their shares in concert, to significantly influence (i) the election of the Company's Board of Directors and, thus, the direction and future operations of the Company, and (ii) the outcome of all other matters submitted to the Company's stockholders, including mergers, consolidations and the sale of all or substantially all of the Company's assets. In addition, the parties listed above currently hold options or conversion rights to acquire 87,800 shares of Common Stock. The issuance of additional shares of Common Stock pursuant to the exercise of these stock options granted under the Company's stock option plan would increase the number of shares held by the Company's executive officers, directors and affiliated entities in the future.


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


     Employees

     At March 31, 2003, the Company employed 140 employees, including 58 full-time and 82 part-time employees. The Company believes it maintains good relationships with its employees. None of the Company's employees are represented by a collective bargaining group.

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

     In September 2002 the Company has entered into an agreement to sell its interest in VDR Roswell to an independent third party. This same group has purchased Lifestyles' claim regarding Neawanna. The Company is currently negotiating the sale of Neawanna to that group. In November 2002 all of the above entities were released from bankruptcy and Neawanna and VDR Roswell were sold.

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

     Other

     The Company has been named as a defendant in other lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     The Company held its annual meeting on June 7, 2002. At that meeting the shareholders re-elected two members to the Board of Directors.


                                     PART II


ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     The Company's Common Stock is traded under the symbol "GBR" and is listed on the American Stock Exchange. The high and low closing sales prices of the Company's Common Stock on the American Stock Exchange during the last two fiscal years, adjusted for the December 2001 reverse split and the January 2002 stock dividend are:

                                          2002                      2001
                                    High       Low            High        Low
                               ---------------------     ---------------------

        First Quarter             $24.50      12.50          $11.80       5.20
        Second Quarter             21.00       8.00           11.00       5.00
        Third Quarter               9.50       7.50            7.00       5.20
        Fourth Quarter             10.00       5.50           15.28       4.20

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

     The closing price on the Company's common stock on March 31, 2003, was $7.40 per share. As of March 31, 2003, there were 508 holders of record of the Company's common stock.


ITEM 6: SELECTED FINANCIAL DATA
-------------------------------



                                                2002         2001         2000         1999         1998
                                             -------------------------------------------------------------
Operating revenue                            $   4,422    $  23,568    $  33,482    $  33,587    $  46,208
Operating expenses                               6,767       27,543        6,378       33,606       50,499
                                             -------------------------------------------------------------
Operating profit (loss)                         (2,345)      (3,975)     (10,115)         (19)      (4,291)

Earnings (loss) from continuing operations
before income taxes                          $  (2,996)   $   9,559    $ (10,115)   $     709    $ (10,357)

Income tax expense                                 749        2,824         --           --           --

    Earnings (loss) from continuing
    operations                                  (3,745)       6,735      (10,115)         709      (10,357)

    Loss from discontinued operations           (4,628)        (317)        (508)        (627)        (245)

    NET EARNINGS (LOSS)                         (8,373)       6,418      (10,623)          82      (10,602)

Earnings (loss) per common Share
Basic and diluted                            $  (23.32)   $   15.53    $  (39.17)   $  (12.33)   $  (37.20)

BALANCE SHEET DATA:
Total assets                                 $  12,624    $  44,022    $ 102,588    $ 119,908    $ 130,353
Long-term debt                                   8,479       16,693       50,887       50,477       58,154
Total liabilities                               11,273       34,753       68,944       69,425       78,516
Preferred stock redemption obligation             --           --         26,988       27,763       21,748
Total stockholders' equity                       1,351        9,269        6,656       22,720       30,089

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------


     Overview

     As of December 31, 2002 the Company owns or leases three communities in three states with a capacity of 257 residents, consisting of two communities that are owned and one that is leased. In addition the Company owns one community that is operated by an independent third party with a capacity of 41 residents.

     Since 1996 the Company has owned, leased and operated assisted living and retirement communities throughout the United States. During that period of time the Company has both acquired and sold over seventy communities. The acquiring and disposing of its real estate assets has been an integral part of the Company's business.

     During the past year the Company's business strategy has evolved into one of focusing on the real estate component and reducing its operating activities. The Company objective is to become an investor in various entities, principally partnerships, whose intent is to acquire properties and either sell, lease or enter into joint venture agreements with third party operators with respect to these properties

     In October 2001 the company became a 56% limited partner in a partnership, Corinthian Real Estate Investors LP (CREI), which acquired two assisted living communities in Carrollton, TX. In September 2002 the partnership sold its two properties for cash sufficient to pay off its debt plus a note for $1,394,000. The note is due in two years with interest of 12% payable monthly. CREI owed the Company $400,000 and settled its obligation by giving the Company a $400,000 participation in the note.

     In January 2002 the Company became a 56% limited partner in a partnership, Muskogee Real Estate Investors (MREI), which acquired two assisted living communities in Muskogee, OK, including one community acquired from the Company. In September 2002 the partnership leased the two Communities to a third party for three years. The lease will generate positive cash flow during the three-year lease period. The lessee has committed to purchase the two properties sometime during the three-year period for $6,000,000. The current debt on the property is $4,000,000. When the purchase is completed the Company will receive 56% of $2,000,000 or $1,120,000.

     The Company has a note to Sylvia M. Gilley for $3,375,000 bearing interest at 10%. In November 2002, the Company transferred its 56% interest in MREI to Sylvia M. Gilley in exchange for a reduction of $1,120,000 on the debt and a one year extension on the due date of the Company's note to Mrs. Gilley.

     In September 2002 the Company entered into an agreement with an independent third party to jointly acquire properties in the future. The third party entity is affiliated with the various entities that acquired or leased the properties from CREI and MREI mentioned above. Affiliates of this group also purchased properties in Harlingen, TX and Sherman, TX from the Company on September 30, 2002 and acquired the Company's interest in entities that operated properties in Roswell NM and Seaside OR.

     The agreement provides that partnerships formed by the Company will be allowed to participate in the acquisition of twelve communities and receive a 50% partnership interest. The Company has agreed to pay $660,000, payable at $55,000 per month from October 2002 through September 2003, to cover the due diligence expenses incurred by its partner in these ventures. The agreement further provides that at any time during the twenty-four months subsequent to the formation of a partnership and the acquisition of properties the third party can purchase the Company's partnership interest in each of the 12 properties.



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



     Deferred Tax Assets

     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The future recoverability of the Company's net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards. The Company believes that it will generate future taxable income to fully utilize the net deferred tax assets.

     Fiscal 2002 as Compared to Fiscal 2001

     Revenues and Operating Expenses from Assisted Living Operations. Revenues decreased to $9,120,000 in 2002 compared to $30,861,000 in 2001. Community operating expenses, which consist of assisted living operations expense, lease expense and depreciation and amortization, were $8,070,000 in 2002 as compared to $25,417,000 in 2001.

     During the last six months of 2001 the Company disposed of 11 Communities as part of redemption of its Series E and F Preferred Stock. The Company also sold three Communities to not for profit organizations. The Company also sold one Community and leased one Community to independent third parties. In addition the Company entered into a sub-management contract for three properties whereby the sub-manager is retaining the revenue and paying the expenses as their fee for being a sub-manager. The sub-manager also had an option to acquire the communities upon approval of the third party lenders. For reporting purposes the Company for the duration of the sub management agreement no longer recorded the revenue and operating expenses of the three Communities. In May 2002 one of the properties with a sub-management contract was sold and one was returned to the Company and immediately leased to a third party. The final property was shut down and is in the process of being turned over to the lender.

     During the first quarter of 2002 leases held by the company for the operation of two properties were not renewed. As of May 31, 2002 one property was contributed to a partnership in which the Company has a 56% limited partnership interest. The partnership is accounted for using the equity method of accounting.

     On September 30, 2002 the company sold two properties and on November 1, 2002 the Company sold two subsidiaries each of whom owned an assisted living property

     In October 2001 and May 2002 the Company obtained 56% limited partnership interests in two partnerships which own four communities. These communities are accounted for using the equity method of accounting and therefore the Company does not record the revenue and expenses of the communities.

     Overall the Company recorded revenue and expenses for 24 fewer communities 2002 than the comparable periods in the prior year. The reduction in the revenue and operating expenses for 2002 as compared to 2001 is almost entirely due to the reduction in the number of Communities owned and leased by the company

     Corporate General and Administrative Expenses. These expenses were $2,329,000 in 2002 as compared to $4,875,000 in 2001. The decrease in the corporate general and administrative expenses is primarily a result of a decrease in salaries and related payroll expenses. Due to a significant reduction in the number of Communities operated by the Company the number of employees on the corporate staff was reduced. In addition salaries for members of senior management have been reduced. Also during 2001 the Company was incurring legal and professional fees with respect to a lawsuit with a preferred shareholder in addition to its customary expenses. Legal fees decreased by $1,55,052 in 2002 when compared to 2001.

     Write-off of Impaired Assets and Related Expenses. During 2002 the Company wrote down the recorded value of a property it is attempting to sell.

     Interest and Dividend Income Interest and dividend income was $412,000 in 2002 as compared to $212,000 in 2001. The increase in interest and dividend income is a result of interest recorded on a $1,600,000 note receivable related to the Company's investment in the Corinthian Real Estate Investors L.P. in November 2001.

     Interest Expenses. These expenses decreased to $2,279,000 in 2001 as compared to $4,958,000 in 2000. The decrease is due primarily to the reduction in the number of Communities.

     Gain on Sale of Partnership Interest In November the Company sold it's 56% interest in MREI to Sylvia M. Gilley in exchange for a reduction of $1,120,000 owed to Ms Gilley and a one year extension on the remaining portion of the note due her of $2,255,000. The Company recorded income of $930,000.

     Other Income Expenses: In September 2002 the Company entered into a venture with a third party to secure partnership interests in future acquisitions of assisted living communities. The agreement required the Company to pay $660,000 over the next twelve months to fund the cost of the due diligence for these acquisitions. There can be no assurance that this venture will be successful and the Company has therefore charged the entire cost to expense. The Company records its 56% investment CREI by the equity method of accounting. The Company's share of the operating losses of this partnership was $621,000. On September 30, 2002 CREI sold it's two properties to a third party for a gain of $2,315,000. The Company has deferred recognition of its 56% participation in the gain.


     Discontinued Operations In October 2001the Financial Accounting Standard Board issued Statement of Financial Accounting Standards #144 Accounting for the Impairment or Disposal of long Lived Assets. (SFAS # 144). The Company adopted SFAS # 144 effective January 1, 2002 which resulted in a presentation of the net operating results of these qualifies properties sold in 2002 as (loss) from discontinued operations for all periods presented. During 2002 the Company disposed of six properties. Revenue for the six properties were approximately $4,698,000 in 2002 and $7,293,000 in 2001. Operating expenses for the six properties were approximately $5,325,000 in 2002 and $7,610,000 in 2001.

     The loss on sale of these six properties in 2002 was $4,001,000which includes income tax expense of $440,000.






     Fiscal 2001 as Compared to Fiscal 2000

     Revenues and Operating Expenses from Assisted Living Operations. Revenues decreased to $23,568,000 in 2001 compared to $33,482,000 in 2000 .
     Community operating expenses, which consist of assisted living operations expense, lease expense and depreciation and amortization, were $19,432,000 in 2001 as compared to $26,951,000 in 2000. During 2001 the Company gave LSOF 11 communities as part of the settlement in October 2001, sold three communities to a not-for-profit in April, June and August of 2001, entered into a sub management agreement for three communities in November, leased one community in November and sold one community to a third party in April. The decrease in operating revenue and expenses is due almost entirely to the reduction in the number of communities operated by the Company.

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

     Interest and Dividend Income. Interest and dividend income was $212,000 in 2001 as compared to $254,000 in 2000. The reduction in interest and dividend is due to a net reduction in the notes that generated the interest income.

     Interest Expenses. These expenses decreased to $3,280,000 in 2001 as compared to $3,771,000 in 2000. Approximately $1,000,000 of the decrease is a result of the disposition of owned communities throughout 2001. There was an increase in interest expense in 2001 for additional notes due to the conversion of the Series D preferred stock to a note. The Series D preferred stock was held by Sylvia Gilley, the wife of the Company's CEO. The preferred stock was issued to Mrs. Gilley in 1996 to assist the Company in completing an acquisition. As the holder of preferred stock Mrs. Gilley received dividends, which are not deductible for tax purposes. As a note the interest paid will provide the Company with a tax deduction. The note matures on July 1, 2003. Because the note was a conversion of preferred stock the same corporate limitations regarding the redemption of preferred stock will apply to the note

     Other income (expense), net. Other income (expense) was $16,602,000 in 2001 The Company recorded a gain of $16,129,000 due to the settlement with LSOF. The balance of the other income represents the net gain on the properties sold during 2001.

     Discontinued Operations In October 2001the Financial Accounting Standard Board issued Statement of Financial Accounting Standards #144 Accounting for the Impairment or Disposal of long Lived Assets. (SFAS # 144). The Company adopted SFAS # 144 effective January 1, 2002 which resulted in a presentation of the net operating results of these qualifies properties sold in 2002 as (loss) from discontinued operations for all periods presented. During 2002 the Company disposed of six properties. Revenue for the six properties were approximately $7293,000 in 2001 and $7,779,000 in 2000. Operating expenses for the six properties were approximately $7,610,,000 in 2001 and $8,287,000 in 2001.



     Liquidity and Capital Resources

     At December 31, 2002 the Company had current assets of $2,048,000 and current liabilities of $1,501,000.

     During 2001 the Company reduced its long-term debt from $50,887,000 to $16,693,000. During 2002 the Company further reduced its long-term debt to $8,986,000. The reduction was due to the sale of properties, the repayment of the mortgages related to the properties and the exchange of a partnership interest held by the Company for a reduction in debt.

     In December 2002 the company satisfied a $1,600,000 note it owed a third party by exchanging it for a $1,600,000 note receivable the Company held from a third party. The Company has guaranteed the original creditor that the note will be paid. The note is due September 30, 2004.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     Nearly all of the Company's debt is financed at fixed rates of interest. Therefore, the Company has minimal risk from exposure to changes in interest rates.


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


ITEM  9:  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS
-----------------------------------------

     Directors and Business Experience
     Class I
     Term expires in 2004
     --------------------

     Gene S.  Bertcher           Due  to the  death  of  James  R.  Gilley,  the
     Age 54                      Company's   Chairman,   President   and   Chief
                                 Executive  Officer,  on December 30, 2002,  Mr.
                                 Bertcher  was  elected   President   and  Chief
                                 Executive  Officer  on  January  3,  2003.  Mr.
                                 Bertcher  has been  Executive  Vice  President,
                                 Chief  Financial  Officer and  Treasurer of the
                                 Company since November 1989 and was a director from November 1989 until September 1996 and re-elected to the board in 1999. He is a certified public accountant

     Class II
     Term expires in 2005
     --------------------

     Victor L.  Lund             Mr.  Lund has been a  director  of the  Company
     Age 74                      since  1996.  He  founded  Wedgwood  Retirement
                                 Inns, Inc.  (Wedgwood) in 1977. Wedgwood became
                                 a wholly  owned  subsidiary  of the  Company on
                                 March  31,   1996.   For  most  of   Wedgwood's
                                 existence,  Mr. Lund was Chairman of the Board,
                                 President   and   Chief   Executive    Officer,
                                 positions  he held until the  Company  acquired
                                 Wedgwood. He continues to serve as Chairman of the board of Wedgwood.

     Class III
     Term expires in 2003
     --------------------

     Don C.  Benton              Mr.  Benton has been a director  of the Company
     Age 47                      since  June  1994.  He  currently  serves  as a
                                 consultant  to  various  Twelve  Step  ministry
                                 programs.   He  was  Director  of  Twelve  Step
                                 Ministries, Lovers Lane United Methodist Church
                                 of Dallas  from 1991  until 1997 and has been a
                                 consultant   for   Spiritual   Counseling   and
                                 Education for the Addiction Recovery Center since 1993. He also served in that capacity for the Argyle Specialty Hospital. Mr. Benton is a
                                 Licensed  Chemical  Dependency  Counselor and a
                                 Certified Alcohol and Drug Abuse Counselor.


     Other Executive Officers and Business Experience

     Oscar Smith                 Mr.  Smith has been  Secretary  of the  Company
     Age 60                      since December 2001. He has been Vice President
                                 of the Company since June 1994. Prior to joining the Company he owned and operated a multi-unit retail and manufacturing business in Norfolk, Virginia..


Organization of the Board of directors

The board of directors has the following committee:

                      Committee         Members
                      ---------         -------
                      Audit             Victor L. Lund - Chairman
                                        Don C. Benton

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

ITEM 11: EXECUTIVE COMPENSATION
-------------------------------

     The following tables set forth the compensation paid by the Company for services rendered during the fiscal years ended December 31, 2002, 2001 and 2000 to the Chief Executive Officer of the Company and to the other executive officers of the Company whose total annual salary in 2002 exceeded $100,000, the number of options granted to any of such persons during 2002 and the value of the unexercised options held by any of such persons on December 31, 2002.

                           Summary Compensation Table


                                                                Long Term
                                                              Compensation-
                                                                Number of
                                                                Shares of
      Name and                                   Annual       Common Stock         All
      Principal                               Compensation-    Underlying         Other
      Position                       Year        Salary          Options      Compensation(1)
      ---------                      ----     -------------   --------------  ---------------
     James R. Gilley,                2002        $12,000               -          $5,500
     Chairman, President and Chief   2001        386,000          10,000           8,000
     Executive Officer               2000        460,000          10,000           5,500


     Gene S. Bertcher,               2002         14,000             (Y)          $6,500
     Executive Vice President and    2001        155,000               -            8,00
     Chief Financial Officer         2000        185,000               -           4,500


     (1)  Constitutes   directors'  fees  paid  by  the  Company  to  the  named
          individuals.

                               Option Grants Table
                       (Option Grants in Last Fiscal Year)



                Number of      Percent of
               Securities    Total Options
               Underlying      Granted to      Exercise or
                Options       Employees in     Base Price    Expiration
     Name       Granted        Fiscal Year      Per Share        Date
    -----      ----------   ---------------    -----------   -----------

                                       NONE


                   Aggregated Option Exercises in Last Fiscal
                          Year and FY-End Option Values

                                                                                      Value of Unexercised
                                                          Number of Securities            In-the-Money
                                                         Underlying Unexercised         Options at 2002
                                                         Options at 2002 FY-End              FY-End
                           Shares Acquired     Value    -------------------------            ------
          Name               on Exercise     Realized   Exercisable Unexercisable   Exercisable Unexercisable
          ----             ---------------   --------   -------------------------   -------------------------
     James R. Gilley            (Y)            (Y)        50,000         (Y)            (Y)           (Y)

     Gene S. Bertcher           (Y)            (Y)         1,000         (Y)            (Y)           (Y)

     Stock Option Plan

     The Board of Directors administers the Company's 1992 Stock Option Plan, as amended (the "1992 Plan"), 1997 Stock Option Plan (the "1997 Plan") and the 2000 Stock Option Plan (the "2000 Plan") each of which provides for grants of incentive and non-qualified stock options to the Company's executive officers, as well as its directors and other key employees, and consultants in the case of the 1997 Plan and 2000 Plan. Under the three Plans, options are granted to provide incentives to participants to promote long-term performance of the Company and specifically, to retain and motivate senior management in achieving a sustained increase in stockholder value. Currently, none of the Plans has a pre-set formula or criteria for determining the number of options that may be granted. The exercise price for an option granted is determined by the compensation committee, in an amount not less than 100 percent of the fair market value of the Company's common stock on the date of grant. The compensation committee reviews and evaluates the overall compensation package of the executive officers and determines the awards based on the overall performance of the Company and the individual performance of the executive officers. The Company currently has reserved 10,875 shares of common stock for issuance under the 1992 Plan, 25,000 shares of common stock under the 1997 Plan and 25,000 shares of common stock under the 2000 Plan. As of March 31, 2003 options have been granted for all shares reserved under the 1992 Plan. No options are issued for the 1997 or 2000 Plans.

     Compensation of Directors

     The Company pays each director a fee of $2,500 per year, plus a meeting fee of $2,000 for each board meeting attended.

     Audit Committee Report
     Due to the death of James R. Gilley and the resignation of S, Louis Jackson the Board of Directors currently has three members. The Audit Committee is currently comprised of the two outside directors, Victor L. Lund and Donald
     C. Benton. The Company anticipates that at least one additional outside director will be added within the next sixty days.

     PERFORMANCE GRAPH

          The following graph compares the cumulative total return on a $100 investment in the company's common stock on December 31, 1998 through December 31, 2002, based on the company's closing stock price on December 31, for each of those years. The same information is provided for the Standard & Poor's 500 index and, from 1998 through 2002 for an industry peer group1.





                               ][GRAPHIC OMITTED]
























1 The company considers its peer group to be public companies whose business is primarily in the assisted living industry. Those companies are Alterra Healthcare Corporation, American Retirement Corporation, ARV Assisted Living, Inc., Assisted Living Concepts, Inc., Emeritus Corporation and Sunrise Assisted Living, Inc.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------


     The following table sets forth as of March 31, 2003, certain information with respect to all stockholders known by the company to own beneficially more than 5% of the outstanding common stock (which is the only outstanding class of securities of the company, except for Series B preferred stock, the ownership of which is immaterial), as well as information with respect to the company's common stock owned beneficially by each director, director nominee, and current executive officer whose compensation from the company in 2001 exceeded $100,000, and by all directors and executive officers as a group. Unless otherwise indicated, each of these stockholders has sole voting and investment power with respect to the shares beneficially owned. All share numbers have been adjusted to reflect the company's one for twenty-five reverse stock split at the close of business on November 30, 2001 and the company's one for four stock dividend on February 4, 2002.

                                                            Common Stock
                                           -------------------------------------
              Name and Address                           Number         Percent
            of Beneficial Owner                            of              of
                                                         Shares          Class
      --------------------------------------------------------------------------

      Sylvia M.  Gilley(1 & 2)                          153,843          35.1%
      6211 Georgian Court
      Dallas TX 75240

      Victor L.  Lund(3)                                 60,748          17.7%
      816 NE 87th Avenue
      Vancouver WA 98664

      Floyd B.  Rhoades(4)                               38,119          11.7%
      95 Argonaut Street
      Aliso Viego CA 92656

      Gene S.  Bertcher(5)                                2,650          >1.0%
      14185 Dallas Parkway, Suite 650
      Dallas TX 75254

      William A.  Shirley, Jr.(6)                        32,026           9.0%
      2621 State Street
      Dallas TX 75204

      Don C. Benton                                         -              -
      Arrowhead Ranch
      Route 1, Box 204
      Clarksville TX 75426

      American Realty Trust, Inc.(7)                      4,874           1.4%
      10670 North Central Expressway
      Suite 300
      Dallas TX 75231

      Basic Capital Management,                           7,063           2.1%
      Inc.(7)
      10670 North Central Expressway
      Suite 600
      Dallas TX 75231

      Nevada Sea Investments, Inc.(7)                     3,640           1.1%
      10670 North Central Expressway
      Suite 501
      Dallas TX 75231

      International Health Products,                     12,454           3.6%
      Inc.(7)
      10670 North Central Expressway
      Suite 410
      Dallas TX 75231

      Davister Corporation (7)                           12,560           3.7%
      10670 North Central Expressway
      Suite 410
      Dallas TX 75231

      Institutional Capital                              12,125           3.5%
      Corporation (7)
      10670 North Central Expressway
      Suite 411
      Dallas TX 75231

      All executive officers and                         62,891          18.4%
      directors as a group(five
      persons)

     (1) The shares are owned by a grantor trust for the benefit of Sylvia M. Gilley, the widow of James R. Gilley.

     (2) Consists of 46,143 shares of common stock owned by JRG Investments Co., Inc., a corporation wholly owned by James R. Gilley ("JRG"); 5,500 shares of common stock owned by a grantor trust for the benefit of James R. and Sylvia M. Gilley; options to James R. Gilley to purchase 10,000 shares of common stock at $265.60 per share, exercisable through December 31, 2006; options to James R. Gilley to purchase 10,000 shares of common stock at $350.00 per share, exercisable through December 31, 2007; options to James
     R. Gilley to purchase 10,000 shares of common stock at $50.00 per share, exercisable through December 31, 2008; options to James R. Gilley to purchase 10,000 shares of common stock at $13.80 per share exercisable through December 31, 2009; options to James R. Gilley to purchase 10,000 shares of common stock at $7.50 per share, exercisable through December 31, 2010; options to James R. Gilley to purchase 10,000 shares of common stock at $12.80 per share, exercisable through December 31, 2011; a warrant to purchase 5,400 shares at an exercise price of $200.00 per share, exercisable through October 1, 2006, owned by the grantor trust for the benefit of Mr. and Mrs. Gilley; and 26,800 shares of common stock owned of record by Mrs. Gilley. Other than shares owned by the grantor trust, Mrs. Gilley disclaims any beneficial ownership of the shares owned by Mr. Gilley and JRG. Mr. Gilley and JRG disclaim beneficial ownership of the shares owned by Mrs. Gilley. Mr. Gilley has pledged all of his shares in JRG to Institutional Capital Corporation (formerly known as MS Holding Corp.), a non-affiliated entity, as collateral for repayment of a promissory note payable by JRG to Institutional Capital Corporation in the remaining principal amount of $2,996,373. (3) Consists of 60,748 shares of common stock owned by Mr. Lund.

     (4) Consists of 31,341 shares of common stock owned by Mr. Rhoades, options to Mr., Rhoades to purchase 10,000 shares of common stock at $350.00 per share, and 58 shares owned by his spouse. Mr. Rhoades disclaims beneficial ownership of shares owned by his spouse.

     (5) Consists of 1,650 shares of common stock owned by Mr. Bertcher and options to purchase 1,000 shares of common stock for $225.00 per share, all of which are vested.

     (6) Includes 20,622 shares of common stock owned of record by Mr. Shirley and 11,404 shares of common stock which Mr. Shirley may acquire upon conversion of certain limited partnership units.

     (7) Based on a Schedule 13D, dated April 8, 1998, filed by each of these entities and by Gene E. Phillips, each of these entities owns of record the number of shares set forth for such entity in the table above and each of such entities and Mr. Phillips disclaim they filed such Schedule 13D as a "group". According to the Schedule 13D, Basic Capital Management, Inc. may be deemed to beneficially own 15,578 shares, including the shares owned of record by American Realty Trust, Inc. and Nevada Sea Investments, Inc., and Mr. Phillips may be deemed to beneficially own all 52,717 shares owned of record and beneficially by these six entities. In the Schedule 13D, Mr. Phillips does not affirm beneficial ownership of any of these shares.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Certain Relationships and Related Transactions

     The following paragraphs describe certain transactions between the company and any stockholder beneficially owning more than 5% of the outstanding common stock, the executive officers and directors of the company and members of the immediate family or affiliates of any of them, which occurred since the beginning of the 1998 fiscal year.

     On November 19, 1993 the company sold 10,000 unregistered shares of its common stock to The April Trust, a grantor trust for the benefit of James
     R. Gilley, Chairman, President and Chief Executive Officer of the company, and his wife, at a price equal to the closing price of the shares on the American Stock Exchange on that date ($281.25) per share for consideration consisting of a $2,250,000 promissory note (for which Mr. Gilley is a co-maker) for the full purchase price thereof, of which $450,000 of the principal amount of the note is a recourse obligation of Mr. Gilley and the grantor trust and the balance of the note is non-recourse. The note bears interest at a rate of 5.5% per annum, which accrues and is payable along with all principal upon maturity on November 18, 2003, and is secured by a pledge of the stock back to the company to hold as collateral for payment of the note pending payment in full. On December 16,1996, the compensation committee extended the due date of the note to November 18, 2008.

     Effective December 31, 2002 April Trust and the Company agreed to cancel the $2,250,000 promissory note. The 10,000 shares were returned to the Company. From an unrelated matter the Company has a note due James R Gilley's estate of $1,081,000. This note was reduced to $631,000 to reflect the $450,000 recourse portion of the $2,250,000 promissory note.

     Gene S. Bertcher, an officer of the company, was indebted to the company for an aggregate of $92,500, for notes issued in 1993 as payment for shares of Common Stock. Mr. Bertcher's notes were secured by a pledge of 650 shares of common stock. Such notes bore interest at a rate equal to any cash or stock dividends declared on the purchased stock and were due in a single installment for each such note on or before October 1, 2002. Upon maturity of the note the stock was returned to the Company in full satisfaction of the obligation.

     As part of the Wedgwood Acquisition and as an accommodation to the sellers to assist them to help achieve a tax-free acquisition, James R. Gilley and members of his family agreed to contribute a retail property in North Carolina to the company in exchange for 27,000 shares of the company's Series D preferred stock. Mr. Gilley and his family had owned the retail property for over five years. The consideration received by James R. Gilley and members of his family, valued at $3,375,000, was based upon an independent appraisal of the North Carolina shopping center. The Series D preferred stock is unregistered, has no trading market unless converted to common stock and is entitled to one vote per share on all matters to come before a meeting of stockholders. The Series D preferred stock bears a cumulative quarterly dividend of 9.5% per year, which approximates the cash flow Mr. Gilley and his family members were receiving from the retail property prior to its contribution to the company. Mr. Gilley and his family members and affiliates transferred all of the shares of Series D preferred stock to The April Trust effective April 1997. On July 1, 2001 the Series D Preferred Stock was converted to a note due June 30, 2004. The note bears interest at the rate of 10% per annum.

     The Company owned a 56% interest in a partnership, which owned two assisted living communities in Oklahoma. The partnership leased the two communities to an independent third party for three years and entered into a future sales contract that obligated the leasee to purchase the two communities at the end of the lease. If the transaction were completed as planned the Company would receive $1,120,000 for its 56% interest. To reduce its debt the Company entered into an agreement with April Trust to transfer its 56% interest to the April Trust in exchange for a reduction in the debt of $1,120,000, which reduced its obligation to April Trust to $2,255,000.

     It is anticipated that in the future the company's executive officers will participate in the profits or losses derived from the company's involvement in real estate and senior living property partnerships. The company feels that allowing these officers to participate as partners instead of drawing large salaries will allow the company to hold down its overhead while rewarding those executive officers who help the company prosper.

     It is the policy of the company that all transactions between the company and any officer or director, or any of their affiliates, must be approved by non-management members of the board of directors of the company. All of the transactions described above were so approved.


ITEM 14.  CONTROLS AND PROCEDURES
---------------------------------

     Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, the Chief Executive Officer/Chief Financial Officer has concluded that the Company's disclosure controls and procedures are effective to insure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or other factors that could significantly affect these disclosure controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

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

     (b) REPORTS ON FORM 8-K: The Company did not file any reports on Form 8-K during the quarterly period ended December 31, 2002.

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

          Exhibit
          Number    Description of Exhibit
          ----------------------------------------------------------------------
          2.2.1     Stock Purchase Agreement between Lone Star Opportunity Fund,
                    L.P.  and  Greenbriar  Corporation  ("Registrant")  filed as
                    Exhibit 2.2.1 of Registrant's Form 10-KSB for the year ended
                    December 31, 1997.
          2.2.4     Form of Registration Rights Agreement between Registrant and
                    Lone Star Opportunity Fund, L.P. as regards 1,400,000 shares of Registrant's Series F Senior Convertible  Preferred Stock
                    and  800,000   shares  of   Registrant's   Series  G  Senior
                    Non-Voting   Preferred  Stock  filed  as  Exhibit  2.2.4  of
                    Registrant's  Form  10-KSB for the year ended  December  31,
                    1997.
          2.2.5     Agreement  between  Lone Star  Opportunity  Fund,  L.P.  and
                    Registrant  regarding certain minimum values of Registrant's stock filed as Exhibit 2.2.5 of Registrant's Form 10-KSB for the year ended December 31, 1997.
          3.1       Articles of Incorporation  of Medical Resource  Companies of
                    America ("Registrant") (filed as Exhibit 3.1 to Registrant's
                    Form S-4 Registration Statement,  Registration No. 33-55968,
                    and incorporated herein by this reference).
          3.1.1     Restated    Articles   of    Incorporation   of   Greenbriar
                    Corporation.
          3.2       Bylaws of Registrant  (filed as Exhibit 3.2 to  Registrant's
                    Form S-4 Registration Statement,  Registration No. 33-55968,
                    and incorporated herein by this reference).
          3.2.1     Amendment to Section 3.1 of the Bylaws of Registrant adopted upon  approval  of the  Merger  (filed as  Exhibit  3.2.1 to
                    Registrant's Form S-4 Registration  Statement,  Registration
                    No. 33-55968, and incorporated herein by this reference).
          3.3       Certificate of Decrease in Authorized and Issued Shares.
          4.1.2     Certificate  of  Designations,  Preferences  and  Rights  of
                    Preferred Stock dated May 7, 1993,  relating to Registrant's
                    Series  B  Preferred   Stock  (filed  as  Exhibit  4.1.2  to
                    Registrant's Form S-3 Registration  Statement,  Registration
                    No. 33-64840, and incorporated herein by this reference.
          4.1.4     Certificate  of  Designations,  Preferences  and  Rights  of
                    Preferred   Stock   dated  March  15,   1996,   relating  to
                    Registrants' Series D Preferred Stock.
          4.1.6     Certificate of Voting Powers, Designations,  Preferences and
                    Rights of Registrant's Series F Senior Convertible Preferred
                    Stock dated  December  31, 1997,  filed as Exhibit  2.2.2 of
                    Registrant's  Form  10-KSB for the year ended  December  31,
                    1997.
          4.1.7     Certificate of Voting Powers, Designations,  Preferences and
                    Rights   of   Registrant's   Series  G   Senior   Non-Voting
                    Convertible  Preferred Stock dated December 31, 1997,  filed as Exhibit  2.2.3 of  Registrant's  Form 10-KSB for the year ended December 31, 1997.
          10.3.2    Form of $62,500  Promissory  Note dated  December  27,  1991 payable to Registrant by Gene S. Bertcher  representing  the purchase price for 250,000 shares (50,000 post December 1995 shares)  of  Registrant's  Common  Stock  (filed as  Exhibit
                    10.3.2  to  Registrant's  Form S-4  Registration  Statement,
                    Registration No. 33-55968,  and incorporated  herein by this reference).
          10.3.3    Form of Renewal of  Promissory  Note dated  October 14, 1992
                    extending   the  maturity  date  of  the   Promissory   Note
                    referenced  in Exhibit  10.3.2  (filed as Exhibit  10.3.3 to
                    Registrant's Form S-4 Registration  Statement,  Registration
                    No. 33-55968, and incorporated herein by this reference).
          10.3.4    Form of Security Agreement - Pledge  (Non-recourse)  between
                    Gene S. Bertcher and Registrant securing the Promissory Note referenced in Exhibit 13.3.2. (Filed as Exhibit 10.3.4 to
                    Registrant's Form S-4 Registration  Statement,  Registration
                    No. 33-55968, and incorporated herein by this reference).
          10.4      Form of Umbrella Agreement between  Greenbriar  Corporation,
                    James R. Gilley and Jon Harder, Sunwest Management, Inc. et al.

          Exhibit
          Number    Description of Exhibit
          ----------------------------------------------------------------------
          10.4.2    Form of $75,000  Promissory  Note  dated  October  12,  1992 payable to Registrant by Robert L. Griffis  representing the purchase price for 150,000 shares (30,000 post December 1995 shares)  of  Registrant's  Common  Stock  (filed as  Exhibit
                    10.4.2  to  Registrant's  Form S-4  Registration  Statement,
                    Registration No. 33-55968,  and incorporated  herein by this reference).
          10.4.3    Form of Security Agreement - Pledge  (Non-recourse)  between
                    Registrant  and Robert L. Griffis  securing  the  Promissory
                    Note  referenced in Exhibit  10.4.2 (filed as Exhibit 10.4.3
                    to   Registrant's    Form   S-4   Registration    Statement,
                    Registration No. 33-55968,  and incorporated  herein by this reference).
          10.6.1    Form of Stock Option to purchase 100,000 shares (20,000 post
                    December 1995 shares) of Registrant's Common Stock issued to
                    Oscar Smith on October 1, 1992  (filed as Exhibit  10.6.1 to
                    Registrant's Form S-4 Registration  Statement,  Registration
                    No. 33-55968, and incorporated herein by this reference).
          10.6.2    Form of  $50,000  Promissory  Note  dated  October  1,  1992 payable  to  Registrant  by  Oscar  Smith  representing  the purchase price for 100,000 shares (20,000 post December 1995 shares)  of  Registrant's  Common  Stock  (filed as  Exhibit
                    10.6.2  to  Registrant's  Form S-4  Registration  Statement,
                    Registration No. 33-55968,  and incorporated  herein by this reference).
          10.6.3    Form of Security Agreement - Pledge  (Non-recourse)  between
                    Registrant  and Oscar Smith  securing  the  Promissory  Note referenced  in Exhibit  10.6.2  (filed as Exhibit  10.6.3 to
                    Registrant's Form S-4 Registration  Statement,  Registration
                    No. 33-55968, and incorporated herein by this reference).
          10.7.1    Form of Stock Option to purchase  80,000 shares (16,000 post
                    December 1995 shares) of Registrant's Common Stock issued to
                    Lonnie  Yarbrough  on  October  12,  1992  (filed as Exhibit
                    10.7.1  to  Registrant's  Form S-4  Registration  Statement,
                    Registration No. 33-55968,  and incorporated  herein by this reference).
          10.7.2    Form of $40,000  Promissory  Note  dated  October  12,  1992 payable to Registrant by Lonnie  Yarbrough  representing the purchase  price for 80,000 shares (16,000 post December 1995 shares)  of  Registrant's  Common  Stock  (filed as  Exhibit
                    10.7.2  to  Registrant's  Form S-4  Registration  Statement,
                    Registration No. 33-55968,  and incorporated  herein by this reference).
          10.7.3    Form of Security Agreement - Pledge  (non-recourse)  between
                    Registrant and Lonnie Yarbrough securing the Promissory Note referenced  in Exhibit  10.7.2  (filed as Exhibit  10.7.3 to
                    Registrant's Form S-4 Registration  Statement,  Registration
                    No. 33-55968, and incorporated herein by this reference).
          10.9.6    Form of $62,500  promissory  note dated  December  29, 1994, payable  to  Registrant  by  L.A.  Tuttle  representing  the purchase  price of 50,000 shares  (10,000 post December 1995 shares)  of  Registrant's  Common  Stock  (filed as  Exhibit
                    10.9.6  to  Registrant's  Form  10-KSB  for the  year  ended
                    December 31, 1994).
          10.9.7    Form of Security  Agreement-Pledge  between  Registrant  and
                    L.A.  Tuttle  securing  the  promissory  note  reference  in
                    Exhibit 10.9.6 (filed as Exhibit 10.9.7 to Registrant's Form
                    10-KSB for the year ended December 31, 1994).
          10.13.1   Registrant's  1992 Stock Option Plan (filed as Exhibit 10.13
                    to   Registrant's    Form   S-4   Registration    Statement,
                    Registration No. 33-55968, and incorporated herein by this reference).
          10.13.2   Registrant's 1997 Stock Option Plan (filed as Exhibit 4.1 to
                    Registrant's Form S-8 Registration  Statement,  Registration
                    No. 333-33985 and incorporated herein by this reference).
          10.13.3   Registrant's 2000 Stock Option Plan (filed as Exhibit 4.1 to
                    Registrant's Form S-8 Registration  Statement,  Registration
                    No. 333-50868 and incorporated herein by this reference).

          Exhibit
          Number    Description of Exhibit
          ----------------------------------------------------------------------
          10.21.1   Extended and  Consolidated  Promissory Note in the principal amount of $5,700,000 dated effective May 23, 1992 payable by
                    JRG Investment Co., Inc. to M.S. Holding Co. Corp. (filed as
                    Exhibit  10.22.1  to  Registrant's   Form  S-4  Registration
                    Statement,   Registration  No.  33-55968,  and  incorporated
                    herein by this reference).
          10.22.2   Extended and  Consolidated  Pledge Agreement dated effective
                    May 23,  1992  between JRG  Investment  Co.,  Inc.  and M.S.
                    Holding Co. Corp.  securing the Note  referenced  in Exhibit
                    10.22.1 (filed as Exhibit 10.22.2 to  Registrant's  Form S-4
                    Registration  Statement,   Registration  No.  33-55968,  and
                    incorporated herein by this reference).
          10.22.3   Pledge  Agreement  dated as of May 23, 1992 between James R.
                    Gilley and M.S. Holding Co. Corp.  (filed as Exhibit 10.22.3
                    to   Registrant's    Form   S-4   Registration    Statement,
                    Registration No. 33-55968,  and incorporated  herein by this reference).
          10.22.4   Irrevocable  Proxy from James R. Gilley to M.S.  Holding Co.
                    Corp.  relating to shares of capital stock of JRG Investment
                    Co., Inc. (filed as Exhibit 10.22.4 to Registrant's Form S-4
                    Registration  Statement,   Registration  No.  33-55968,  and
                    incorporated herein by this reference).
          10.22.5   Blank  Assignment  and  Power  of  Attorney  signed  by  JRG
                    Investment  Co.,  Inc.  relating  to  482,000  (96,400  post
                    December 1995 shares)  shares of  Registrant's  Common Stock
                    (filed  as  Exhibit   10.22.5  to   Registrant's   Form  S-4
                    Registration  Statement,   Registration  No.  33-55968,  and
                    incorporated herein by this reference).
          10.22.6   Blank  Assignment  and  Power  of  Attorney  signed  by  JRG
                    Investment Co., Inc.  relating to 1,268,000  shares (236,600 post  December  1995  shares) of  Registrant's  Common Stock
                    (filed  as  Exhibit   10.22.6  to   Registrant's   Form  S-4
                    Registration  Statement,   Registration  No.  33-55968,  and
                    incorporated herein by this reference).
          10.22.7   Three Blank Assignments and Powers of Attorney signed by JRG
                    Investment  Co.,  Inc.,  each  relating  to  600,000  shares
                    (120,000 post December 1995 shares) of  Registrant's  Common
                    Stock  (filed as Exhibit  10.22.7 to  Registrant's  Form S-4
                    Registration  Statement,   Registration  No.  33-55968,  and
                    incorporated herein by this reference).
          10.22.8   Blank  Assignment  and  Power  of  Attorney  signed  by  JRG
                    Investment  Co.,  Inc.   relating  to  2,281,818  shares  of
                    Registrant's  Common  Stock  (filed as  Exhibit  10.22.8  to
                    Registrant's Form S-4 Registration  Statement,  Registration
                    No. 33-55968, and incorporated herein by this reference).
          10.22.9   Blank  Assignment  and  Power  of  Attorney  signed  by  JRG
                    Investment   Co.,  Inc.   relating  to  905,557   shares  of
                    Registrant's  Series A  Preferred  Stock  (filed as  Exhibit
                    10.22.9 to  Registrant's  Form S-4  Registration  Statement,
                    Registration No. 33-55968,  and incorporated  herein by this reference).
          10.37     Employment Agreements dated December 31, 1996
          10.37.1   Modified  Employment  Contract between the Company and James
                    R. Gilley
          10.37.2   Modified Employment Contract between the Company and Gene S.
                    Bertcher
          10.38     Stock  Purchase  Warrant  dated  December  31, 1996  between registrant and The April Trust
          10.39     Portfolio Divestiture Agreement between certain subsidiaries of the Company, the Company, Health Care REIT and HCRI Texas
                    Properties, Ltd.
          21.1*     Subsidiaries of Registrant.
          23.1*     Consent of Grant Thornton.
          99.2*     Certification  pursuant to Section 906 of the Sarbanes-Oxley
                    Act

          *         Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act"), the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   GREENBRIAR CORPORATION



April 11, 2003                                     by:  /s/ Gene S. Bertcher
                                                        ------------------------
                                                        Gene S. Bertcher
                                                        President and
                                                        Chief Financial Officer
                                                        (Principal Financial and
                                                        Accounting Officer)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          GREENBRIAR CORPORATION


April 11, 2003            by: /s/Gene S. Bertcher
                             ---------------------------------------------------
                            Gene S. Bertcher, President, Chief Executive Officer and Chairman of the Board of Directors


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     April 11, 2003         /s/  Don C. Benton
                            ----------------------------------------------------
                            Don C. Benton, Director

     April 11, 2003         /s/  Gene S. Bertcher
                            ----------------------------------------------------
                            Gene S. Bertcher, President, Chief Executive Officer
                            and Director

     April 11, 2003         /s/  Victor L. Lund
                            ----------------------------------------------------
                            Victor L. Lund, Director

                             GREENBRIAR CORPORATION
                                DECEMBER 31, 2002

                                 CERTIFICATIONS

I, Gene S. Bertcher, Chief Executive Officer of Greenbriar Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Greenbriar Corporation ("Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                              /s/ GENE S. BERTCHER
                     --------------------------------------
                                Gene S. Bertcher
                             Chief Executive Officer
                             Chief Financial Officer
                                 April 11, 2003

               Report of Independent Certified Public Accountants




Board of Directors and Stockholders
Greenbriar Corporation


We have audited the accompanying consolidated balance sheets of Greenbriar Corporation (a Nevada corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenbriar Corporation and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note O to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."



/s/ Grant Thornton, LLP
-----------------------
Dallas, Texas
March 28, 2003

                     Greenbriar Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                  December 31,



                   ASSETS                                    2002        2001
                                                           --------    --------

CURRENT ASSETS
    Cash and cash equivalents                              $    661    $  1,246
    Short-term investments                                     --         1,098
    Accounts receivable - trade                                  22         106
    Receivables from affiliated partnership                    --           311
    Notes receivable                                          1,238        --
    Prepaid expenses                                           --           572
    Other current assets, net                                   323         291
                                                           --------    --------

               Total current assets                           2,244       3,624

NOTES RECEIVABLE, from sale of properties                     7,997       6,400
    Less deferred gains                                      (6,127)     (6,090)
                                                           --------    --------
                                                              1,870         310

NOTE RECEIVABLE FROM AFFILIATE PARTNERSHIP                     --         1,600

PROPERTY AND EQUIPMENT, AT COST
    Land and improvements                                       678       4,430
    Buildings and improvements                                6,850      32,675
    Equipment and furnishings                                 1,387       3,134
                                                           --------    --------
                                                              8,915      40,239
    Less accumulated depreciation and amortization           (2,282)     (6,498)
                                                           --------    --------
                                                              6,633      33,741

DEFERRED INCOME TAX BENEFIT                                   1,161       2,350

DEPOSITS                                                        311       1,730

OTHER ASSETS, NET                                               405         667
                                                           --------    --------

                                                           $ 12,624    $ 44,022
                                                           ========    ========


                     Greenbriar Corporation and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                  (Amounts in thousands, except share amounts)

                                  December 31,



    LIABILITIES AND STOCKHOLDERS' EQUITY                          2002        2001
                                                                --------    --------
CURRENT LIABILITIES
    Current maturities of long-term debt                        $    113    $  4,316
    Accounts payable - trade                                         405       1,042
    Accrued expenses                                                 367       1,116
    Other current liabilities                                        668         467
                                                                --------    --------

               Total current liabilities                           1,553       6,941

LONG-TERM DEBT, including amounts to related
    parties of $2,853,000                                          8,479      16,693

INVESTMENT IN AFFILIATE                                               46          96

DEFERRED GAIN                                                        740        --

FINANCING OBLIGATIONS                                               --        10,815

OTHER LONG-TERM LIABILITIES                                          455         208
                                                                --------    --------

               Total liabilities                                  11,273      34,753

CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock (liquidation value of $100)                        1           1
    Common stock, $.20 par value; authorized, 4,000,000
       shares; issued and outstanding, 344,000 shares in 2002
       and 359,000 in 2001                                            72          75
    Additional paid-in capital                                    54,923      56,828
    Accumulated deficit                                          (53,645)    (45,268)
                                                                --------    --------
                                                                   1,351      11,636
    Less stock purchase notes receivable                            --        (2,367)
                                                                --------    --------
                                                                   1,351       9,269
                                                                --------    --------

                                                                $ 12,624    $ 44,022
                                                                ========    ========

        The accompanying notes are an integral part of these statements.


                     Greenbriar Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except share amounts)

                             Year ended December 31,


                                                                  2002         2001         2000
                                                               ---------    ---------    ---------
Revenue
    Assisted living operations                                 $   4,422    $  23,568    $  33,482

Operating expenses
    Assisted living operations                                     2,233       15,006       19,892
    Lease expense 1,618                                            2,391        4,165
    Facility depreciation and amortization                           321        2,035        2,894
    Termination of employment contracts                             --          1,349         --
    General and administrative                                     2,329        4,875        5,448
    Write-down of assets                                             266        1,887        7,461
                                                               ---------    ---------    ---------
                                                                   6,767       27,543       39,860
                                                               ---------    ---------    ---------

                  Operating loss                                  (2,345)      (3,975)      (6,378)

Other income (expense)
    Interest and dividend income                                     412          212          254
    Interest expense                                                (840)      (3,280)      (3,771)
    Gain on sale of partnership interest - related party             930         --           --
    Other income (expense), net                                   (1,153)      16,602         (220)
                                                               ---------    ---------    ---------
                                                                    (651)      13,534       (3,737)
                                                               ---------    ---------    ---------

                  Earnings (loss) before income taxes             (2,996)       9,559      (10,115)

Income tax expense                                                   749        2,824         --
                                                               ---------    ---------    ---------

                  Earnings (loss) from continuing operations      (3,745)       6,735      (10,115)

Discontinued operations
    Loss from operations                                            (627)        (317)        (508)
    Loss on disposal, including taxes of $440                     (4,001)        --           --
                                                               ---------    ---------    ---------

                  Loss from discontinued operations               (4,628)        (317)        (508)
                                                               ---------    ---------    ---------

                  NET EARNINGS (LOSS)                             (8,373)       6,418      (10,623)

Preferred stock dividend requirement                                  (4)        (160)      (4,105)
                                                               ---------    ---------    ---------

Net earnings (loss) allocable to common stockholders           $  (8,377)   $   6,258    $ (14,728)
                                                               =========    =========    =========

Basic and diluted earnings (loss) per share
    Continuing operations                                      $   (9.76)   $   16.32    $  (37.82)
    Discontinued operations                                       (13.57)        (.79)       (1.35)
                                                               ---------    ---------    ---------

                  Net earnings (loss) per share                $  (23.33)   $   15.53    $  (39.17)
                                                               =========    =========    =========

Weighted average number of common shares outstanding:
    Basic and diluted                                            359,000      403,000      376,000


        The accompanying notes are an integral part of these statements.


                     Greenbriar Corporation and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)


                                                                                                                 Stock
                                           Preferred stock        Common stock        Additional               purchase
                                        --------------------   -------------------       paid in  Accumulated    notes
                                         Shares      Amount     Shares      Amount      capital    deficit    receivable    Total
                                        --------    --------   --------    --------    --------    --------    --------    --------
Balance at January 1, 2000                 2,876    $    289        365    $     76    $ 61,520    $(36,798)   $ (2,367)   $ 22,720

  Dividends on preferred stock,
     including accretion of $2,649          --         --          --          --         2,649      (4,105)       --        (1,456)
  Redemption of preferred stock             (355)        (35)      --          --        (4,725)       --          --        (4,760)
  Reduction of redemption obligation -
     preferred stock                        --          --         --          --           775        --          --           775
  Net loss                                  --          --         --          --          --       (10,623)       --       (10,623)
                                        --------    --------   --------    --------    --------    --------    --------    --------

Balance at December 31, 2000               2,521         254        365          76      60,219     (51,526)     (2,367)      6,656

  Accretion of redemption obligation -
     preferred stock                        --          --         --          --          (179)       --          --          (179)
  Conversion of preferred stock to
     common stock                         (1,845)       (185)        53          11         174        --          --          --
  Conversion of preferred stock
     to debt                                (675)        (68)      --          --        (3,307)       --          --        (3,375)
  Dividends on preferred stock              --          --         --          --          --          (160)       --          (160)
  Common stock acquired                     --          --          (59)        (12)        (79)       --          --           (91)
  Net earnings                              --          --         --          --          --         6,418        --         6,418
                                        --------    --------   --------    --------    --------    --------    --------    --------

Balance at December 31, 2001                   1           1        359          75      56,828     (45,268)     (2,367)      9,269

  Write-off of stock purchase notes
     receivable                             --          --          (15)         (3)     (1,905)       --         1,905          (3)
  Dividend on preferred stock               --          --         --          --          --            (4)       --            (4)
  Other                                     --          --         --          --          --          --            12          12
  Stock purchase notes receivable
     reclassified as a reduction of
     related party debt                     --          --         --          --          --          --           450         450
  Net loss                                  --          --         --          --          --        (8,373)       --        (8,373)
                                        --------    --------   --------    --------    --------    --------    --------    --------

Balance at December 31, 2002                   1    $      1        344    $     72    $ 54,923    $(53,645)   $   --      $  1,351
                                        ========    ========   ========    ========    ========    ========    ========    ========


         The accompanying notes are an integral part of this statement.


                     Greenbriar Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                                   Year ended December 31,
                                                              --------------------------------
                                                                2002        2001        2000
                                                              --------    --------    --------
Cash flows from operating activities
    Net earnings (loss)                                       $ (8,373)   $  6,418    $(10,623)
    Adjustments to reconcile net earnings (loss) to net
       cash provided by (used in) operating activities
          Depreciation and amortization                            321       2,329       3,740
          Loss from affiliate                                      612        --          --
          (Gain) loss on sale of properties                      3,561     (16,635)        (49)
          Employment contract termination                         --         1,349        --
          Write down of impaired assets                            266       1,887       7,461
          Deferred income taxes                                  1,189       2,400        --
          Changes in operating assets and liabilities
                Accounts receivable - trade                        395         252        (288)
                Other current and noncurrent assets               (927)        809        (750)
                Accounts payable and other liabilities            (929)     (1,391)        750
                                                              --------    --------    --------

                  Net cash provided by (used in)
                    operating activities                        (3,885)     (2,582)        241

Cash flows from investing activities
    Purchase of property and equipment                            (285)    (24,294)     (1,796)
    Proceeds from sale of investments                            1,098        --          --
    Purchase of investments                                       --        (1,098)       --
    Proceeds from sales of properties                            7,460      33,550       1,014
                                                              --------    --------    --------

                   Net cash provided by (used in)
                      investing activities                       8,273       8,158        (782)

Cash flows from financing activities
    Proceeds from borrowings                                     1,730      15,788       3,956
    Payments on debt                                            (6,699)    (18,045)     (3,725)
    Dividends on preferred stock                                    (4)       (160)     (1,457)
    Extinguishment of preferred stock redemption obligation       --        (4,200)     (4,760)
                                                              --------    --------    --------

                Net cash used in financing activities           (4,973)     (6,617)     (5,986)
                                                              --------    --------    --------

                Net increase (decrease) in cash
                   and cash equivalents                           (585)     (1,041)     (6,527)

Cash and cash equivalents at beginning of year                   1,246       2,287       8,814
                                                              --------    --------    --------

Cash and cash equivalents at end of year                      $    661    $  1,246    $  2,287
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

                     Greenbriar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations
     --------------------

     Greenbriar Corporation's business consists of development and operation of assisted living communities that provide housing, healthcare, hospitality and personal services to elderly individuals. At December 31, 2002, the Company had three communities in operation in three states.

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

     Impairment of Notes Receivable
     ------------------------------

     Notes receivable are identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the note agreements. The accrual of interest is discontinued on such notes, and no income is recognized until all past due amounts of principal and interest are recovered in full. No notes were deemed to be impaired at December 31, 2001 and 2002.

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

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform with the current year presentation.

     Stock Options
     -------------

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) in its primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" and by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of SFAS No. 123."

     Options were granted at market during 2001 and 2000, are exercisable immediately, and expire 10 years from date of grant.

     SFAS 123 requires disclosure of pro forma net earnings (loss) and pro forma net earnings (loss) per share as if the fair value method had been applied in measuring compensation cost for stock-based awards.


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES -
Continued

     Reported and pro forma net earnings (loss) and net earnings (loss) per share amounts are set forth below (in thousands, except per share data):

                                                              2002        2001        2000
                                                            --------    --------    --------
     Net earnings (loss) allocable to common stockholders
          As reported                                       $ (8,377)   $  6,258    $(14,728)
          Deduct:  total stock-based compensation under
              fair value based method for all awards            (464)       (369)       (325)
                                                            --------    --------    --------

          Pro forma                                         $ (8,841)   $  5,889    $(15,080)
                                                            ========    ========    ========

     Net earnings (loss) per share
          As reported                                       $ (23.33)   $  15.53    $ (39.17)
          Pro forma                                         $ (24.63)   $  14.61    $ (40.11)

     The fair value of these options was estimated at the date of grant during 2001 and 2000 using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividends; expected volatility of 317 percent in 2001, and 87 percent for 2000; risk-free interest rates of 5.0 percent for 2001, and 5.6 percent for 2000; and weighted average expected lives of 6.8 years.

     Earnings (Loss) Per Common Share
     --------------------------------

     Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In 2002, 2001 and 2000, stock options for approximately 70,000 shares were excluded from diluted shares outstanding because their effect was anti-dilutive.

     Investment in Affiliate
     -----------------------

     The Company accounts for its investment in affiliate, in which it is a limited partner, by the equity method of accounting.

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

     Sales of Real Estate
     --------------------

     Gains on sales of real estate are recognized to the extent permitted by SFAS No. 66, "Accounting for Sales of Real Estate." Until the requirements of SFAS No. 66 have been met for full profit recognition, sales are accounted for by the installment or cost recovery method, whichever is appropriate.

     New Accounting Pronouncements
     -----------------------------

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The Company adopted SFAS No. 144 as of January 1, 2002. See Note O for a discussion of the impact on the Company from the adoption of SFAS No. 144.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements." For certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Our initial determination is that the adoption of the provisions of FIN 46 will not have a material impact upon our financial condition or results of operations.

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material effect on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of this statement.


NOTE B - CASH FLOW INFORMATION

     Supplemental information on cash flows is as follows (in thousands):

                                                                   Year ended December 31,
                                                                  ------------------------
                                                                   2002     2001     2000
                                                                  ------   ------   ------
     Interest paid                                                $2,215   $4,958   $5,752
     Income taxes paid                                               129       82       13

     Noncash investing and financing activities (in thousands):
        Assets transferred in settlement of preferred stock
            redemption obligations, net of mortgage loans
            of $36,981                                              --      6,837     --
        Notes received from sale of assets                         1,050    6,400     --
        Note given in connection with purchase of
            property by affiliated partnership                              1,600     --
        Common stock received in payment of note receivable                    80     --
        Common stock received in settlement of preferred stock
            obligation                                                         11     --


NOTE C - EMPLOYEE STOCK PURCHASE NOTES RECEIVABLE

                                                                       December 31,
                                                                     ---------------
                                                                      2002     2001
                                                                     ------   ------
                                                                     (In thousands)
     Note from James R. Gilley, chief executive officer, principal
         and interest at 5.50%, due November 2008                    $ --     $2,250

     Others                                                            --        117
                                                                     ------   ------

                                                                     $ --     $2,367
                                                                     ======   ======

     On November 19, 1993 the company sold 10,000 unregistered shares of its common stock to The April Trust, a grantor trust for the benefit of James
     R. Gilley, former Chairman, President and Chief Executive Officer of the company, and his wife, at a price equal to the closing price of the shares on the American Stock Exchange on that date ($281.25) per share for consideration consisting of a $2,250,000 promissory note (for which Mr. Gilley is a co-maker) for the full purchase price thereof, of which $450,000 of the principal amount of the note is a recourse obligation of Mr. Gilley and the grantor trust, and the balance of the note is non-recourse. The note bears interest at a rate of 5.5% per annum, which accrues and is payable along with all principal upon maturity on November 18, 2008, and is secured by a pledge of the stock back to the company to hold as collateral for payment of the note pending payment in full. The stock purchase note was presented in the balance sheet as a deduction from stockholders' equity as of December 31, 2001.

     Effective December 31, 2002, the Company canceled the nonrecourse portion of stock purchase note receivable. The 10,000 shares were returned to the Company. The $450,000 recourse portion of the note was realized through an agreement of the parties to offset the Company's receivable against its note payable to Mr. Gilley.


NOTE D - DEFERRED GAINS ON SALE OF PROPERTY

     During 2001, the Company sold three properties for cash of $30,804,000 and three tax-free notes for a total of $6,400,000 bearing interest at 9.5%. The notes mature on April 1, 2032, March 20, 2037, and August 1, 2031.

     The repayment of the notes is limited to the cash flow of the respective properties either from operations, refinancing or sale. The Company has deferred gains in the amount of $6,127,000 and $6,090,000 in 2002 and 2001, respectively. The deferred gains and interest income will be recognized as cash is received.

NOTE E - EMPLOYMENT CONTRACT TERMINATIONS

     In January 1997, the Company negotiated employment contracts with the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company. Both individuals had been employed by the Company since 1989. The employment contracts called for combined annual salaries of $640,000 per year and provided that, if the contracts were terminated or amended, the individuals would be entitled to a cash payment of three years salary for the CEO and two years salary for the CFO. In light of the reduced size of the Company, the independent directors and the officers in October 2001 agreed to modify the employment agreements with the two officers. The two officers each agreed to continue their roles in the Company for $12,000 per year for three years. The revisions in the contracts triggered contract termination payments requiring the Company to immediately pay the two officers $1,740,000. However, the two officers agreed to accept non-interest bearing notes due December 31, 2004. These notes have certain acceleration provisions if the Company violates the terms of the revised employment contracts. For accounting purposes, interest has been imputed on the notes at 8.5%, resulting in a discount of $391,000. The net amount of the notes of $1,349,000 was expensed in 2001. At December 31, 2002, the balance of the notes payable, net of discount of $260,000, was $1,048,000.


NOTE F - AFFILIATED PARTNERSHIPS

     In October 2001, the Company became a 56% limited partner in Corinthians Real Estate Investors LP (CREI), a partnership formed to acquire two properties. The general partner is a limited liability corporation whose controlling member was James Gilley. Mr. Gilley was the former CEO of the Company. Mr. Gilley's estate has a 25.9% interest, the general partner has a .1% interest, the Company's chief financial officer has a 10.5% interest, and other employees of the Company have interests aggregating 7.5%. In October 2001, CREI acquired a retirement community for approximately $9,100,000 and in January 2002, it acquired an assisted living community for approximately $2,800,000.

     The Company issued a $1,600,000 note to the seller in 2001 as partial payment for the purchase of the retirement community. CREI gave the Company a $1,600,000 note in consideration for payment of that amount of the purchase price. The note bears interest at 8.75% and was due December 30, 2003. The balance of the purchase price was funded by borrowings by CREI from a third party in the amount of $7,840,000, which was guaranteed by the Company. CREI also had debt in the amount of $3,975,000 at December 31, 2001 collateralized by the assisted living community that was guaranteed by the Company. CREI paid both of the latter two amounts in 2002.

     The Company accounts for its investment in CREI by the equity method. The Company recorded losses of $692,338 and $95,947 for 2002 and 2001, respectively. The Company had a receivable of $311,000 at December 31, 2001, resulting from advances to CREI.

     In September 2002, CREI sold its two properties for cash and notes and paid off its debt. As part of the proceeds, CREI received a note for $1,600,000 which was transferred to the Company in satisfaction of its $1,600,000 note receivable from CREI. CREI also assigned to the Company a $400,000 participation in another note in payment of other CREI debt to the Company.

     The Company transferred the $1,600,000 note it received in 2002 to the original owner of the retirement community in payment of the Company's $1,600,000 debt. The Company guaranteed payment of the $1,600,000 note.

     CREI recognized a gain on sale in the amount of $1,322,000. The Company has deferred recognition of its share ($740,000) of the gain because of the aforementioned guaranty. CREI has deferred a gain on sale in the amount $994,000 that will be recognized on the installment method.

     In January 2002 the Company became a 56% limited partner in a partnership, Muskogee Real Estate Investors (MREI), which acquired two assisted living communities in Muskogee, OK, including one community acquired from the Company. In September 2002 MREI leased the two communities to a third party for three years. The lessee has committed to purchase the two properties during the three-year period for $6,000,000. The current debt on the property is approximately $4,000,000.

     The Company had a note to Sylvia M. Gilley, wife of the former CEO of the Company, for $3,375,000. In November 2002, the Company transferred its 56% interest in MREI to Mrs. Gilley in exchange for a reduction of $1,120,000 on the debt and a one-year extension on the due date of the Company's note to Mrs. Gilley. The Company recognized a gain of $929,956 on the transaction.

     The Company accounted for its investment in MREI using the equity method. The Company recorded income of $80,215 during 2002.

     In September 2002 the Company entered into an agreement with an independent third party to jointly acquire properties in the future. The third party entity is affiliated with the various entities that acquired or leased the properties from CREI and MREI mentioned above. Affiliates of this group also purchased properties in Harlingen, TX and Sherman, TX from the Company on September 30, 2002 and acquired the Company's interest in entities that operated properties in Roswell, NM and Seaside, OR.

     The agreement provides that the Company will be allowed to participate in the acquisition of twelve communities and receive a 50% partnership interest. The Company has agreed to pay $660,000, payable at $55,000 per month from October 2002 through September 2003, to cover the due diligence expenses incurred by the third party. The Company's $660,000 obligation has been accrued and charged to expense in 2002. The agreement further provides that at any time during the twenty-four months subsequent to the formation of a partnership and the acquisition of properties, the third party can purchase the Company's partnership interest in each of the 12 properties for a stipulated amount per property.

     Following are unaudited condensed financial statements of CREI at December 31, 2001 and 2002 and the period from October 1, 2001 through December 31, 2001 and the year ended December 31, 2002 (in thousands):

                                 Balance Sheets

                                                               2002       2001
                                                             -------    -------

     Current assets                                          $    67    $    93
     Property and equipment                                     --        9,358
     Notes receivable                                            994       --
     Other assets                                                171        361
                                                             -------    -------

                                                             $ 1,232    $ 9,812
                                                             =======    =======

     Current liabilities                                     $   248    $    67
     Other liabilities                                          --          401
     Note payable to Greenbriar Corporation                     --        1,600
     Deferred gain                                               994       --
     Mortgage payable                                           --        7,840
                                                             -------    -------
                                                               1,242      9,908
     Partners' deficit                                           (10)       (96)
                                                             -------    -------

                                                             $ 1,232    $ 9,812
                                                             =======    =======

                            Statements of Operations

     Revenue                                                 $ 2,233    $   347

     Expenses
        Operating                                              1,284        171
        Depreciation                                             747         46
        General and administrative                               111         22
        Interest                                               1,328        204
                                                             -------    -------
                                                               3,470        443
                                                             -------    -------

     Gain on sale of properties                                1,322       --
                                                             -------    -------

        Net income (loss)                                    $    85    $   (96)
                                                             =======    =======



NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values at December 31, 2002 and 2001:

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


NOTE H - LONG-TERM DEBT

    Long-term debt is comprised of the following (in thousands):

                                                                                 December 31,
                                                                                ---------------
                                                                                 2002     2001
                                                                                ------   ------
     Notes payable to financial institutions maturing through 2015; fixed and variable interest rates ranging from 5.25% to 10.5% ; collateralized
        by real property, fixtures, equipment and the assignment of rents       $3,956   $8,947

     Notes payable to individuals and companies maturing through 2023;
        variable and fixed interest rates ranging from 7% to 12%;
        collateralized by real property, personal property, fixtures,
        equipment and the assignment of rents                                    1,753    1,655

     Mortgage notes payable to financial institutions maturing through 2010;
        interest rates ranging from 7.5% through 14.5%;
        collateralized by real property and equipment                             --      5,253

     Notes payable to wife of former Chief Executive Officer, bearing
        interest at 10% and maturing on July 1, 2004                             2,255    3,375

     Notes payable to executive officers, noninterest-bearing and maturing
        December 31, 2004, net of discount of $260 and $391 at December 31,
        2002 and 2001, respectively, representing interest imputed at 8.5%         598    1,349


NOTE H - LONG-TERM DEBT

                                                                           December 31,
                                                                        -----------------
                                                                          2002       2001
                                                                        -------   -------
     Line of credit with bank, bearing interest at 7.94% and maturing
        April 1, 2002; collateralized by certificates of deposit        $  --     $   430

     Line of credit with bank, bearing interest at 8% and maturing
        March 31, 2005                                                       30      --
                                                                        -------   -------
                                                                          8,592    21,009
        Less current maturities                                             113     4,316
                                                                        -------   -------

                                                                        $ 8,479   $16,693
                                                                        =======   =======

     Aggregate annual principal maturities of long-term debt at December 31, 2002 are as follows (in thousands):

          2003                                                                    $   113
          2004                                                                      5,154
          2005                                                                        131
          2006                                                                        143
          2007                                                                        922
          Thereafter                                                                2,579
                                                                                  -------
                                                                                  $ 9,042
                                                                                  =======

NOTE I - FINANCING OBLIGATIONS

     The Company operated two communities that are financed through sale-leaseback obligations. At the end of the tenth year of the fifteen-year leases, the Company has options to repurchase the communities for the greater of the sales prices or their current replacement costs less depreciation plus land at current fair market values. Accordingly, these transactions have been accounted for as financings, and the Company has recorded the proceeds from the sales as financing obligations, classified the lease payments as interest expense and continues to carry the communities on its books and record depreciation. Payments under the lease agreements are $1,167,000 for each year through 2009. The Company sold its interest in entities that operated these communities during 2002.

NOTE J - OPERATING LEASES

     The Company leases certain communities under operating leases which expire through 2011 and has operating leases for equipment and office space. The leases generally provide that the Company pay property taxes, insurance, and maintenance.

     Future minimum payments following December 31, 2002 are as follows (in thousands):

          2003                                                          $  1,620
          2004                                                             1,620
          2005                                                             1,620
          2006                                                             1,426
          2007                                                             1,365
          Thereafter                                                       7,187
                                                                        --------
                                                                        $ 14,838
                                                                        ========

     Lease  expense  in  2002,  2001 and 2000 was  $1,650,  $3,139  and  $4,912,
     respectively.


NOTE K - INCOME TAXES

     At December 31, 2002, the Company had net operating loss carryforwards of approximately $19,300,000, which expire between 2002 and 2020. However, approximately $7,900,000 of these net operating loss carryforwards have limitations that restrict utilization to approximately $1,530,000 for any one year.

     The following is a summary of the components of income tax expense of continuing operations (in thousands):

                                                             Year ended
                                                            December 31,
                                                  ------------------------------
                                                    2002       2001       2000
                                                  --------   --------   --------
     Current - state                              $   --     $    424   $   --
     Deferred - federal                                749      2,400       --
                                                  --------   --------   --------

                                                  $    749   $  2,824   $   --
                                                  ========   ========   ========


NOTE K - INCOME TAXES - Continued

     Deferred tax assets and liabilities were comprised of the following (in thousands):

                                                               December 31,
                                                             2002        2001
                                                           --------    --------

     Deferred tax assets:
        Net operating loss carryforwards                   $  7,308    $  6,554
        Note receivable                                         680         680
        Alternative minimum tax credit carryforwards            235         235
        Accounts receivable                                    --            20
        Accrued expenses                                      2,285         604
        Financing obligations                                  --         1,802
        Other                                                   583         493
                                                           --------    --------

        Total deferred tax assets                            11,091      10,388

     Deferred tax liabilities - property and equipment       (3,198)     (5,021)
     Valuation allowance                                     (6,732)     (3,017)
                                                           --------    --------

        Net deferred tax asset                             $  1,161    $  2,350
                                                           ========    ========

     Following is a reconciliation of income tax expense attributable to continuing operations with the amount of tax computed at the federal statutory rate of 34% (in thousands):

                                                             Year ended December 31,
                                                         -----------------------------
                                                           2002       2001       2000
                                                         -------    -------    -------
     Tax expense (benefit) at the statutory rate         $(1,019)   $ 3,250    $(3,439)
     State taxes net of federal benefit                     --          380       --
     Expiration of carryforwards                            --         --          433
     Change in deferred tax asset valuation allowance,
        attributable to continuing operations              1,768       (431)     2,071
     Nondeductible loss on write-down of properties         --         --          400
     Nondeductible amortization                             --         --          150
     Other                                                  --         (375)       385
                                                         -------    -------    -------

     Tax expense                                         $   749    $ 2,824    $  --
                                                         =======    =======    =======

     Changes in the deferred tax valuation allowance result from assessments made by the Company each year of its expected future taxable income available to absorb its carryforwards. The Company believes that it is more likely than not that the net deferred tax asset at December 31, 2002 of $1,161,000 will be realized. However, this evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accordingly, the ultimate realization of the net deferred tax asset could be less than the carrying amount.


NOTE L - STOCKHOLDERS' EQUITY

    Outstanding Preferred Stock

     Preferred stock consists of the following (amounts in thousands):

                                                                                         Year ended
                                                                                        December 31,
                                                                                       ---------------
                                                                                        2002     2001
                                                                                       ------   ------
     Series B cumulative convertible preferred stock, $.10 par value; liquidation
        value of $100; authorized, 100 shares; issued and outstanding, 1 share         $    1   $    1
                                                                                       ======   ======

     The Series B preferred stock has a liquidation value of $100 per share and is convertible into common stock over a ten-year period at prices escalating from $500 per share in 1993 to $1,111 per share by 2002. The right to convert expires April 30, 2003. Dividends at a rate of 6% are payable in cash or preferred shares at the option of the Company.

     Preferred Stock Redemptions
     ---------------------------

     Series D preferred stock had a liquidation value of $5 per share and was convertible into common stock at $200 per share. Dividends were payable in cash at a rate of 9.5%. The stock was exchanged for a $3,375,000 note in 2001. See Note H.

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

     Information with respect to stock option activity is as follows:

                                                                      Weighted
                                                                       average
                                                                      exercise
                                                            Shares      price
                                                           --------    -------
     Outstanding at January 1, 2000                         113,615    $144.20

        Granted                                              10,000       7.60
        Cancelled, rescinded, or annulled                   (53,090)     65.40
        Forfeitures                                            (100)    315.00
                                                           --------    -------

     Outstanding at December 31, 2000                        70,425    $183.80

        Granted                                              10,000      12.80
                                                           --------    -------

     Outstanding at December 31, 2001                        80,425    $162.56

        Expired                                              (2,525)    365.15
                                                           --------    -------

     Outstanding at December 31, 2002                        77,900    $155.99
                                                           ========    =======

     Options exercisable at December 31, 2000                70,250    $183.20
                                                           ========    =======

     Options exercisable at December 31, 2001                80,425    $162.56
                                                           ========    =======

     Options exercisable at December 31, 2002                77,900    $155.99
                                                           ========    =======

     Weighted average fair valufe per share of options granted during 2001 and 2000 was $7.60 and $6.00, respectively.

     Additional information about stock options outstanding at December 31, 2002 is summarized as follows:

                                           Options outstanding and exercisable
                               -------------------------------------------------
                                              Weighted average
                                   Number       remaining       Weighted average
     Range of exercise prices  outstanding   contractual life    exercise price
     ------------------------  -----------  ------------------  ----------------

     $7.50 to $13.80                30,000           8.0          $ 11.37
     $13.81 to $50.00               10,000           6.0            50.00
     $200.00 to $265.60             17,900           3.6           240.84
     $350.00                        20,000             5           350.00


NOTE M - OTHER INCOME (EXPENSE)

     Other income (expenses) consists of the following: (amounts in thousands)

                                                       Year ended December 31,
                                                  --------------------------------
                                                    2002        2001        2000
                                                  --------    --------    --------
    Gain on sale of properties                    $   --      $ 16,635    $   --
    Property acquisition due diligence expenses       (660)       --          --
    Other                                             (493)        (33)       (220)
                                                  --------    --------    --------

                                                  $ (1,153)   $ 16,602    $   (220)
                                                  ========    ========    ========


NOTE N - WRITE-OFF OF IMPAIRED ASSETS

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

     The Company was informed during 2000 that the financial condition of Southern Care had deteriorated, that it was delinquent on mortgage payments on the homes, and that the first mortgage holder foreclosed on the homes in June 2000. The Company wrote off the entire $4,525,000 during 2000.

     The Company decided to dispose of two assisted living communities in 2000 that were not meeting operating performance expectations. These communities were written down to net realizable value at June 30, 2000. One of these communities was disposed of in the quarter ending September 30, 2000 with no additional write-off required. Also, a third community whose operations have deteriorated was written down based on management's estimate of future cash flows pursuant to the provisions of Statement of Financial Accounting Standards No. 121. In addition, certain receivables associated with these properties were written off. These write-offs substantially account for the remainder of the write-off of impaired assets and related expenses in 2000.

     During 2001, the Company identified four properties that were not meeting performance expectations. These properties are in a geographic region where, after the transfer to LSOF, the Company does not have a significant presence. In the fourth quarter of 2001, the Company wrote these properties down to their net realizable value of $5,066,000 with a charge to earnings of $1,887,000. One of these properties was sold in 2002. The Company continues to hold the other three properties.

     During 2002, the Company wrote off $266,000 related to a property it is attempting to sell.


NOTE O - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

     In October 2001,  the  Financial  Accounting  Standards  Board (the "FASB")
     issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the
     accounting and reporting provisions for disposals of a segment of a business as addressed in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and addresses various implementation issues of SFAS No. 121. In addition, SFAS No. 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. The Company adopted SFAS No. 144 as of January 1, 2002.

     During 2002, the Company disposed of six properties. Revenues for the six properties were $4,698,000, $7,293,000, and $7,779,000 in 2002, 2001, and
     2000, respectively.

     The Company's adoption of SFAS No. 144 resulted in the presentation of the net operating results of these qualifying properties sold during 2002, as loss from discontinued operations for all periods presented. Losses on sale of these properties totaling $4,001,000 (including income tax expense of $440,000) are reflected as losses on sales of real estate from discontinued operations in the accompanying consolidated statements of operations. Financial statements for 2000 and 2001 have been reclassified to reflect the operations of these properties as discontinued operations. The adoption of SFAS No. 144 did not have an impact on net earnings or loss.

     Pursuant to SFAS No. 144, the results of operations and gains or losses on properties sold prior to the adoption of SFAS No. 144, are not reflected in discontinued operations. Therefore, the presentation of results of operations for 2002 is not comparable with 2000 and 2001.


NOTE P - CONTINGENCIES

     The Company is defendant in various lawsuits generally arising in the ordinary course of business. Management of the Company is of the opinion that these lawsuits will not have a material effect on the consolidated results of operations, cash flows or financial position of the Company.

    As discussed in Note F, the Company is guarantor of debt of a third party in the amount of $1,600,000.


NOTE Q - QUARTERLY DATA (UNAUDITED)

     The table below reflects the Company's selected  quarterly  information for the years ended  December 31, 2002 and 2001.  Certain 2002 and 2001 amounts
     have  been   reclassified  to  conform  to  the  current   presentation  of
     discontinued operations.

                                                                    Year ended December 31, 2002
                                                               ----------------------------------------
                                                                First     Second      Third     Fourth
                                                               Quarter    Quarter    Quarter    Quarter
                                                               -------    -------    -------    -------
     Revenue                                                   $ 1,237    $ 1,185    $ 1,035    $   965
     Operating expenses                                          1,810      1,634      1,520      1,803
     Net loss                                                     (458)    (1,037)    (4,473)    (2,405)
     Loss allocable to common shareholders                        (458)    (1,037)    (4,473)    (2,405)
     Loss per common share - basic and diluted                   (1.28)     (2.89)    (12.46)     (6.69)

                                                                       Year ended December 31, 2001
                                                                ----------------------------------------
                                                                 First     Second      Third     Fourth
                                                                Quarter    Quarter    Quarter    Quarter
                                                                -------    -------    -------    -------
     Revenue                                                    $ 8,164    $ 7,448    $ 6,398    $ 1,558
     Operating expenses                                           8,122      8,278      6,604      4,539
     Net earnings (loss)                                           (276)    (1,611)      (480)     8,785
     Preferred stock dividend requirement                           (80)       (80)      --         --
     Net earnings (loss) allocable to common shareholders          (356)    (1,691)      (480)     8,785
     Net earnings (loss) per common share - basic and diluted      (.85)     (4.05)     (1.15)     24.51