Form 10-Q
period 2003-03-31
GREENBRIAR CORP
filed 2003-05-20
CIK 105744

_
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2003

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

                                 YES [X] NO [ ]

At May 13, 2003, the issuer had outstanding approximately 343,900 shares of par value $.01 Common Stock.

                             GREENBRIAR CORPORATION
                     Index to Quarterly Report on Form 10-Q
                           Period ended March 31, 2003


PART I: FINANCIAL INFORMATION..................................................3

   ITEM 1: FINANCIAL STATEMENTS................................................3
      CONSOLIDATED BALANCE SHEETS..............................................3
      CONSOLIDATED STATEMENTS OF CASH FLOW.....................................6
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................7
   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS........................................11
      THREE-MONTH PERIOD ENDED MARCH 31, 2003OMPARED TO THREE-MONTH
        PERIOD ENDED MARCH 31, 2002...........................................11
      FORWARD LOOKING STATEMENTS..............................................13
   ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RATE.........14
   ITEM 4: CONTROLS AND PROCEDURES............................................14

PART II: OTHER INFORMATION....................................................15

   SIGNATURES.................................................................15

EXHIBIT 99.2..................................................................17

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
   ACT OF 2002...............................................................17

                          PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

                             Greenbriar Corporation
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                  March 31,        December 31,
Assets                                              2003              2002
                                                 (Unaudited)
                                                 ------------      ------------

Current Assets
       Cash and cash equivalents                 $        166      $        661
       Accounts receivable-trade                           35                22
       Notes receivable                                 1,238             1,238
       Other current assets                               220               323
                                                 ------------      ------------


              Total Current Assets                      1,659             2,244

Notes receivable, from sale of properties               7,997             7,997
       Less deferred gains                             (6,127)           (6,127)
                                                 ------------      ------------
                                                        1,870             1,870

Deferred income tax benefit                             1,161             1,161

Property and equipment, at cost
       Land and improvements                              678               678
       Buildings and improvements                       6,850             6,850
       Equipment and furnishings                        1,432             1,387
                                                 ------------      ------------
                                                        8,960             8,915
              Less accumulated depreciation             2,344            (2,282)
                                                 ------------      ------------
                                                        6,616             6,633

Deposits                                                  327               311

Other Assets                                              391               405
                                                 ------------      ------------

                                                 $     12,024      $     12,624
                                                 ============      ============




                             Greenbriar Corporation
                     Consolidated Balance Sheets - Continued
                             (Amounts in thousands)

                                                             March 31,     December 31,
Liabilities and Stockholders' Equity                           2003           2002
                                                            (Unaudited)
                                                           ------------    ------------
Current Liabilities
       Current maturities of long-term debt                $         85    $        113
       Accounts payable - trade                                     177             405
       Accrued expenses                                             346             367
       Other current liabilities                                    541             668
                                                           ------------    ------------

              Total Current Liabilities                           1,149           1,553

Long-term debt                                                    8,521           8,479

Investment in Affiliate                                              28              46

 Deferred Gain                                                      740             740

Other long term liabilities                                         497             455
                                                           ------------    ------------

              Total Liabilities                                  10,935          11,273


Stockholders' Equity
       Preferred stock                                                1               1
       Common stock $.01 par value; authorized,
       100,000 shares; 359 shares issued and outstanding             72              72
       Additional paid-in capital                                54,923          54,923
       Accumulated deficit                                      (53,907)        (53,645)
                                                           ------------    ------------

                                                                  1,089           1,351


                                                           $     12,024    $     12,624
                                                           ============    ============

                             Greenbriar Corporation
                      Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)

                                                           For The Three Month
                                                              Period Ended
                                                                March 31,
                                                           2003           2002
                                                              (Unaudited)
Revenue
       Assisted living operations                        $ 1,070        $ 1,327

Operating expenses

       Assisted living operations                            632            638
       Lease expense                                         413            377
       Depreciation and amortization                          79            121

       Corporate, general and
              administrative                                 142            431
                                                         -------        -------
                                                           1,266          1,567
                                                         -------        -------

              Operating income (loss)                       (196)          (240)

Other income (expense)
       Interest income                                        54            161
       Interest expense                                     (196)          (229)
       Equity in net income (loss) of
              affiliated partnership                          18           (121)
       Other                                                  58           --
                                                         -------        -------

                                                             (66)          (189)
                                                         -------        -------

       Loss from continuing operations                      (262)          (429)

Discontinued operations
          Loss from operations
                                                                            (29)
                                                         -------        -------


                                                         -------        -------
       NET (LOSS)                                        $  (262)       $  (458)
                                                         =======        =======

Net loss per common share -
       basic and diluted                                 $  (.76)       $ (1.28)

Weighted average number
        of common and equivalent
        shares outstanding                                   344            359


                             Greenbriar Corporation
                      Consolidated Statements Of Cash Flow
                             (Amounts in thousands)

                                                              For the three month
                                                             Period Ended March 31,
                                                                2003         2002
                                                             ---------    ---------
                                                            (Unaudited)  (Unaudited)

Cash flows from operating activities
       Net loss                                              $    (262)   $    (458)
       Adjustments to reconcile net loss to net
          cash used in operating activities
              Depreciation and amortization                         79          331
              Loss (Gain) from affiliate                           (18)         121


              Changes in operating assets and liabilities
                 Accounts receivable                               (13)         121
                 Other current and non current assets               84           38
                 Accounts payable and other liabilities           (334)        (465)
                                                             ---------    ---------

              Net cash used in operating activities               (464)        (312)
                                                             ---------    ---------
Cash flows provided by (used in) investing activities
       Purchase of property and equipment                          (45)         (48)
                                                             ---------    ---------

              Net cash provided by (used in) investing
                    Activities                                     (45)         (48)

Cash flows from financing activities
       Payments on debt                                            (14)        --
       Borrowings                                                 --            179
                                                             ---------    ---------

              Net cash provided by (used in) financing
                   activities                                      (14)         179
                                                             ---------    ---------

              Net increase (decrease) in cash and
                   cash equivalents                               (495)        (181)

       Cash and cash equivalents at beginning of period            661        1,246
                                                             ---------    ---------

       Cash and cash equivalents at end of period            $     166    $   1,065
                                                             =========    =========

                   Notes To Consolidated Financial Statements
          For the Unaudited Three Months Ended March 31, 2003 and 2002

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

Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.




Note B: Notes Receivable and Deferred Gain From Sale Of Property

As a result of the sale of three communities in 2001 the Company holds tax-free-notes in the amount of $6,437,000 bearing interest at 9.5%. The notes mature on April 1, 2032, March 20, 2037 and August 1, 2031 respectively.

The repayment of the notes is limited to the cash flow of the respective communities either from operations, refinance or sale. The Company has deferred gains in the amount of $6,127,000. The deferred gains and interest income will be recognized as cash is received.




Note C: Affiliated Partnerships


In October 2001, the Company became a 56% limited partner in Corinthians Real Estate Investors LP (CREI), a partnership formed to acquire two properties. The general partner is a limited liability corporation whose sole member is W. Michael Gilley, the son of the former CEO of the company. Sylvia Gilley, W. Michael Gilley's mother, has a 25.9% interest, the general partner has a .1% interest, the Company's chief financial officer has a 10.5% interest, and other employees of the Company have interests aggregating 7.5%. In October 2001, the Partnership acquired a retirement community for approximately $9,100,000 and in January 2002, it acquired an assisted living community for approximately $2,800,000.

The Company issued a $1,600,000 note to the seller as partial payment for the purchase of the retirement community. CREI gave the Company a $1,600,000 note in consideration for payment of that amount of the purchase price. The balance of the purchase price was funded by CREI's borrowings from a third party.

In September 2002 CREI sold its two properties for cash and notes and paid off its third party debt. As part of the proceeds, CREI received a note for $1,600,000 due September 30, 2004 which was transferred to the Company in satisfaction of its $1,600,000 note receivable from CREI. CREI also assigned the Company a $400,000 participation in another note due September 30, 2004 in payment of other CREI debt to the Company.

The Company transferred the $1,600,000 note it received to the original owner of the retirement community in payment of the Company's $1,600,000 debt. The Company guaranteed payment of the $1,600,000 note.

CREI recognized a gain of $1,322,000. The Company has deferred recognition of its $740,000 share of the gain because of the aforementioned guaranty. CREI has deferred a gain of $994,000 that will be recognized on the installment method. The Company will realize its $557,000 (56%) portion of the $994,000 as it receives proceeds.

Following are unaudited, condensed financial statements of CREI (in thousands):


                                  Balance Sheet
                                 March 31, 2003

          Current assets                                   $        96
          Other assets                                             152
          Notes receivable                                         994
                                                           -----------

                                                           $     1,242

          Current liabilities                              $        70
          Other liabilities                                        157
          Deferred gain                                            994
                                                           -----------
                                                                 1,221
          Partners' equity                                          21
                                                           -----------

                                                           $     1,242







                            Statement of Operations
                       Three months ended March 31, 2003

          Revenue                                          $       33
          Expenses                                                  1
                                                           ----------

          Net Income                                       $       32
                                                           ----------


Note D: Long-Term Obligations

Long-term debt is comprised of the following (in thousands):

                                                           March 31,      December 31,
                                                             2003             2002
                                                         ------------     ------------
Notespayable to financial institutions maturing
     through 2015; fixed and variable interest rates
     ranging from 5.25% to 10.50%; collateralized by
     property, fixtures, equipment and the
     assignment of rents                                 $      3,937     $      3,956

Notespayable to individuals and companies
     maturing through 2023; variable and fixed
     interest rates ranging from 7% to 8.75%
     collateralized by real property, personal
     property, fixtures, equipment and the
     assignment of rents                                        1,753            1,753

Notes payable to Sylvia M. Gilley, bearing interest
     at 10% and maturing on July 1, 2004                        2,255            2,255

Notespayable to current and former executive
     officers, non interest bearing at 8.5% and
     maturing on December 31, 2004, net of discount
     of $227 and $260 respectively, representing
     interest imputed at 8.5%                                     631              598


Other                                                              30               30
                                                         ------------     ------------
                                                                8,606            8,592

     Less: current maturities                                      85              113
                                                         ------------     ------------
                                                         $      8,521     $      8,479

As discussed in Note C the company is guarantor of debt in the amount of $1,600,000.




Note E - Discontinued Operations and Sales of Real Estate

In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions for disposals of a segment of a business as addressed in APB Opinion No. 30,

"Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and addresses various implementation issues of SFAS No. 121. In addition, SFAS No. 144 extends the reporting requirements of discontinued operations to include components of an entity that has either been disposed of or classified as held for sale. The Company adopted SFAS No. 144 as of January 1, 2002.

During 2002, the Company disposed of six communities. Revenues for the six communities for the three months ended March 31, 2002 was $1,888,000.

Pursuant to SFAS No. 144, the results of operations for the six communities has been reclassified to Discontinued Operations for the three months ended March 31, 2002.


ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------------
              AND RESULTS OF OPERATIONS
              -------------------------


Overview

As of March 31, 2003, the Company owns or leases three communities in three states with a capacity of 257 residents, consisting of two communities that are owned and one that is leased. In addition the Company owns one community that is operated by an independent third party with a capacity of 41 residents.

Since 1996 the Company has owned, leased and operated assisted living and retirement communities throughout the United States. During that period of time the Company has both acquired and sold over seventy communities. The acquiring and disposing of its real estate assets has been an integral part of the Company's business.

During the past year the Company's business strategy has evolved into one of focusing on the real estate component and reducing its operating activities. The Company's objective is to become an investor in various entities, principally partnerships, whose intent is to acquire properties and either sell, lease or enter into joint venture agreements with third party operators with respect to these properties


Three-month period ended March 31, 2003 compared to three-month period ended March 31, 2002.


Revenues and Operating Expenses from Assisted Living Operations

Revenues were $1,070,000 for the three months ended March 31, 2003 as compared to $1327,000 for the three months ended March 31, 2002. Community operating expenses, which consist of assisted living community expenses, lease expense and depreciation and amortization, were $1,124,000 for the three months ended March 31, 2003 as compared to $1,136,000 for the three months ended March 31, 2002.

Included in revenue and operating expenses for 2002 are $240,000 and $165,000 respectively which pertain to one community that was contributed to an unconsolidated partnership in May 2002. The partnership was subsequently sold.



The Company owned a community which it leased to a third party during the three-month period ended March 31, 2002. The lease expired in November 2002 and the Company operated the Community during the three months ended March 31 2003. The revenues and operating expenses included for this community in 2003 were $115,000 and $161, 000 respectively

During the three months ended March 31, 2002 the Company managed three communities for a third party. The management fees recorded in 2002 were $110,000. The Company did not manage properties for third parties during 2003.

Corporate General and Administrative Expenses

General and administrative expenses were $142,000 for the three months ended March 31, 2003 compared to $431,000 for the three months ended March 31, 2002. During the later part of 2001 and 2002 the Company sold, leased or disposed twenty-six communities. The decrease in the corporate general and administrative expenses is primarily a result of a decrease in salaries and related payroll expenses. Due to the reduction in the number of communities operated by the Company, the number of employees on the corporate staff was reduced. In addition, due to having less communities, expenses such as travel, communication costs and general operating costs were reduced.

Interest Income

Interest income decreased to $54,000 for the three months ended March 31, 2003 as compared to $161,000 for the three months ended March 31, 2002. Interest for 2002 includes $117,000 received from the notes receivable from the sale of properties. As discussed in Note B, the interest from these notes is recorded when a payment is received. The Company did not receive an interest payment for the notes during the three months ended March 31, 2003.

Interest Expense

Interest expense decreased to $196,000 for the three months ended March 31, 2003 as compared to $229,000 for the three months ended March 31, 2002. In December the Company borrowed $1,700,000 at 12% interest which represents an additional $51,000 in 2003 when compared to 2002.

In May 2002 the Company contributed one community to an unconsolidated partnership. Interest expense for that community was $55,000 during the three months ended March 31, 2002. In November 2002, the Company transferred the partnership to Sylvia Gilley, wife of the former CEO of the Company, and reduced the debt due to Mrs. Gilley by $1,120,000 and extending the due date of the note by one year to June 30, 2004. This reduction in debt reduced interest expense by an additional $28,000 in 2003 as compared to 2002.

Equity in Net Income (Loss) of Affiliated Partnership

During the quarter ended March 31, 2002 CREI operated two properties. The Company's share of the operating losses was ($121,000). CREI sold its properties in September 2002 and, as part of the proceeds, received notes. The collection of the notes and interest thereon is the only remaining operation of the partnership. For the three months ended March 31, 2003 the Company's portion of the CREI's earnings was $18,000.

Other Income (Expense)

Other Income (expense) for the three months ended March 31, 2003 was $58,000. The majority of that amount was proceeds from the settlement of a legal action brought by the Company.



Liquidity and Capital Resources

At March 31, 2003, the Company had current assets of $1,659,000 and current liabilities of $1,149,000.

Operating activities used $464,000 of cash in 2003 and $312,000 in 2002. The decrease in cash used in 2003 as compared to 2002 was the net result of decreased cash for certain working capital accounts.

Investing Activities used $45,000 of cash in 2003 and $48,000 of cash in 2002. The use of cash was for purchases of equipment at the various Communities owned by the Company

Financing activities used $14,000 in cash in 2003 and provided $179,000 in cash in 2002. In 2002 the Company had increased net borrowings of $179,000 while in 2003 the Company had no additions in debt.



It is anticipated that the Company will acquire additional properties through investments in third party entities which, for the most part, will be partnerships. The Company may or may not be the controlling party with respect to these investments. It is anticipated that the senior officers will bring potential acquisitions and financing to the Company. The Company has no obligation to participate.



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




ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

Nearly all of the Company's debt is financed at fixed rates of interest. Therefore the Company has minimal risk from exposure to changes in interest rates.




ITEM 4: CONTROLS AND PROCEDURES
-------------------------------

The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. Our principal executive and financial officer has evaluated our disclosure control procedures within 90 days prior to the filing of this Quarterly report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

There were no significant changes in the Company's internal controls or, to its knowledge, in other factors that could significantly affect its disclosure controls and procedures subsequent to the Evaluation Date.

                           PART II: OTHER INFORMATION


ITEMS 1-6:   ARE NOT APPLICABLE.
--------------------------------








SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.


                                                         Greenbriar Corporation


Date: May 20, 2002                                  By:  /s/ Gene S. Bertcher
                                                         -----------------------
                                                         Chief Executive Officer
                                                         Chief Financial Officer

                             GREENBRIAR CORPORATION
                                 MARCH 31, 2003


                                 CERTIFICATIONS


I, Gene S. Bertcher, Chief Executive Officer and Chief Financial Officer of Greenbriar Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Greenbriar Corporation ("Registrant");

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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


                           /S/   Gene S. Bertcher
                           ---------------------------------
                                 Chief Executive Officer
                                 Chief Financial Officer
                                 May 20, 2002