Form 10-Q
period 2003-06-30
GREENBRIAR CORP
filed 2003-08-19
CIK 105744

_
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 YES [X] NO [ ]

At August 19, 2003, the issuer had outstanding approximately 343,900 shares of par value $.01 Common Stock.

                             GREENBRIAR CORPORATION
                     Index to Quarterly Report on Form 10-Q
                           Period ended June 30, 2003


PART I: FINANCIAL INFORMATION..................................................3

   ITEM 1:  FINANCIAL STATEMENTS...............................................3
      CONSOLIDATED BALANCE SHEETS..............................................3
      CONSOLIDATED STATEMENTS OF OPERATIONS....................................5
      CONSOLIDATED STATEMENTS OF CASH FLOW.....................................6
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................7
   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS..................................................12
      THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003 COMPARED TO THREE
      AND SIX MONTH PERIODS ENDED JUNE 30, 2002.............................. 12
      FORWARD LOOKING STATEMENTS..............................................14
   ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........15
   ITEM 4: CONTROLS AND PROCEDURES............................................15

PART II: OTHER INFORMATION....................................................16

      EXHIBIT 31.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
      FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR RULE 15D-14(A)..........16
      EXHIBIT 32.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
      FINANCIAL OFFICER PURSUANT TO RULE 13A-14(B), 18 U.S.C. SECTION
      1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
      ACT OF 2002.............................................................16
   SIGNATURES.................................................................16

                          PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

                             Greenbriar Corporation
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                     June 30,      December 31,
Assets                                                 2003            2002
                                                   (Unaudited)
                                                   ------------    ------------

Current assets
       Cash and cash equivalents                   $        141    $        661
       Accounts receivable-trade                             35              22
          Note receivable                                 2,322           1,238
       Other current assets                                 172             323
                                                   ------------    ------------

              Total current assets                        2,670           2,244

Notes receivable, from sale of properties                 6,914           7,997
          Less deferred gains                            (6,127)         (6,127)
                                                   ------------    ------------
                                                            787           1,870

Deferred income tax benefit                               1,161           1,161

Property and equipment, at cost
       Land and improvements                                777             678
       Buildings and improvements                         4,841           6,850
       Equipment and furnishings                          1,325           1,387
                                                   ------------    ------------
                                                          6,943           8,915
              Less accumulated depreciation               2,172           2,282
                                                   ------------    ------------
                                                          4,771           6,633

Deposits                                                    324             311

Other assets                                                374             405
                                                   ------------    ------------

                                                   $     10,087    $     12,624
                                                   ============    ============


                             Greenbriar Corporation
                     Consolidated Balance Sheets - Continued
                             (Amounts in thousands)

                                                             June 30,      December 31,
Liabilities and stockholders' equity                           2003            2002
                                                           (Unaudited)
                                                           ------------    ------------
Current liabilities
       Current maturities of long-term debt                $      2,331    $        113
       Accounts payable - trade                                     301             405
       Accrued expenses                                             375             367
       Other current liabilities                                    426             668
                                                           ------------    ------------

              Total current liabilities                           3,433           1,553


Long-term debt                                                    4,487           8,479

Investment in Affiliate                                              13              46

Deferred Gain                                                       740             740

Other long term liabilities                                         502             455
                                                           ------------    ------------

              Total liabilities                                   9,175          11,273

Stockholders' equity
       Preferred stock                                                1               1

       Common stock $.01 par value; authorized,100,000
              shares; 359 shares issued and outstanding              72              72
       Additional paid-in capital                                54,923          54,923
       Accumulated deficit                                      (54,084)        (53,645)
                                                           ------------    ------------

                                                                    912           1,351

                                                           $     10,087    $     12,624
                                                           ============    ============


                             Greenbriar Corporation
                      Consolidated Statements Of Operations
                  (Amounts in thousands, except per share data)

                                            For The Three Month         For The Six Month
                                               Period Ended                Period Ended
                                                 June 30,                    June 30,
                                            2003          2002          2003          2002
                                         ----------    ----------    ----------    ----------
                                               (Unaudited)                 (Unaudited)
Revenue
       Assisted living operations        $    1,118    $    1,042    $    2,189    $    2,369


Operating expenses
       Assisted living operations               607           476         1,239         1,114
       Lease expense                            386           391           799           768
       Depreciation and amortization             93           103           173           224
       Corporate general and
              administrative                    149           438           290           869
                                         ----------    ----------    ----------    ----------

                                              1,235         1,408         2,501         2,975
                                         ----------    ----------    ----------    ----------

              Operating loss                   (117)         (366)         (312)         (606)

Other income (expense)
       Interest  income                          60            66           114           227
       Interest expense                        (190)         (198)         (386)         (427)
       Equity in net income (loss) of
              affiliated partnership             15          (292)           33          (413)
       Other                                     55           (19)          112           (19)
                                         ----------    ----------    ----------    ----------

                                                (60)         (443)         (127)         (632)
                                         ----------    ----------    ----------    ----------

       Loss from continuing operations         (177)         (809)         (439)       (1,238)

Discontinued operations
       Loss from operations                                  (228)                       (257)
                                         ----------    ----------    ----------    ----------

       Net loss                                (177)       (1,037)         (439)       (1,495)
                                         ----------    ----------    ----------    ----------


Net loss per common share -
       basic and diluted                 $     (.51)   $    (2.49)   $    (1.28)   $    (3.59)

Weighted average of common and
       equivalent shares outstanding            344           417           344           417

                             Greenbriar Corporation
                      Consolidated Statements Of Cash Flow
                             (Amounts in thousands)

                                                           For the six month
                                                         Period Ended June 30,
                                                            2003        2002
                                                         ---------    --------
                                                        (Unaudited)  (Unaudited)

Cash flows from operating activities
       Net loss                                          $    (439)   $  (1,495)
       Adjustments to reconcile net loss to net
              cash used in operating activities
              Depreciation and amortization                    173          704
              Loss on sale of assets                            19
              (Gain) loss on partnership                       (33)         413
              Changes in operating assets and liabilities
                 Accounts receivable                           (13)         248
                 Other current and non current assets          153            4
                 Accounts payable and other liabilities       (291)        (395)
                                                         ---------    ---------

              Net cash used in operating activities           (450)        (502)
                                                         ---------    ---------

Cash flows used in investing activities
       Proceeds from sale of property                                     4,236
       Purchase of property and equipment                      (50)        (208)
                                                         ---------    ---------

              Net cash provided by (used in) investing
                    activities                                 (50)       4,028

Cash flows from financing activities
        Payments on debt                                       (20)      (4,993)
           Borrowings                                                       179
                                                         ---------    ---------

              Net cash used in financing
                    activities                                 (20)      (4,814)
                                                         ---------    ---------

              NET INCREASE (DECREASE) IN CASH AND             (520)      (1,288)
                     CASH EQUIVALENTS

       Cash and cash equivalents at beginning of period        661        2,344
                                                         ---------    ---------

       Cash and cash equivalents at end of period        $     141    $   1,056
                                                         =========    =========

                   Notes To Consolidated Financial Statements
       For the Unaudited Three and Six Months Ended June 30, 2003 and 2002

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

Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.




Note B: Notes Receivable and Deferred Gain From Sale Of Property

As a result of the sale of three communities in 2001 the Company holds tax exempt notes in the amount of $6,437,000 bearing interest at 9.5%. The notes mature on April 1, 2032, March 20, 2037 and August 1, 2031 respectively.

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

CREI recognized a gain of $1,322,000. The Company has deferred recognition of its $740,000 share of the gain because of the aforementioned guaranty. CREI has deferred a gain of $994,000 that will be recognized on the installment method. The Company will realize its $557,000 (56%) portion of the $994,000 upon collection of the notes held by CREI. The notes are due September 30, 2004.

Following are unaudited, condensed financial statements of CREI (in thousands):


                                  Balance Sheet
                                  June 30, 2003

            Current assets                                $        109
            Other assets                                           152
            Notes receivable                                       994
                                                          ------------

                                                          $      1,255

            Current liabilities                           $         70
            Other liabilities                                      157
            Deferred gain                                          994
                                                          ------------
                                                                 1,221
            Partners' equity                                        34
                                                          ------------

                                                          $      1,255



                             Statement of Operations
                         Six months ended June 30, 2003

            Interest Income                               $         57
            Expenses                                                 6
                                                          ------------

            Net Income                                    $         51
                                                          ------------


Note D: Long-Term Obligations

Long-term debt is comprised of the following (in thousands):

                                                             June 30,     December 31,
                                                               2003           2002
                                                           ------------   ------------
Notes payable to financial institutions maturing through
2015; fixed and variable interest rates ranging from
5.25% to 10.50%; collateralized by property, fixtures,
equipment and the assignment of rents                      $      2,123   $      3,956

Notes payable to individuals and companies maturing
through 2023; variable and fixed interest rates ranging
from 7% to 8.75% collateralized by real property,
personal property, fixtures, equipment and the
assignment of rents                                               1,752          1,753

Notes payable to Sylvia M. Gilley, bearing interest at
10% and maturing on July 1, 2004                                  2,255          2,255

Notes payable to current and former executive officers,
non interest bearing at 8.5% and maturing on December
31, 2004, net of discount of $227 and $260 respectively,
representing interest imputed at 8.5%                               661            598


Other                                                                27             30
                                                           ------------   ------------
                                                                  6,818          8,592

Less: current maturities                                          2,331            113
                                                           ============   ============
                                                           $      4,487   $      8,479

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

During 2002, the Company disposed of six communities. Revenues for the six communities for the three and six months ended June 30, 2002 was $1,507,000 and $3,105,000 respectively.

Pursuant to SFAS No. 144, the results of operations for the six communities has been reclassified to Discontinued Operations for the three and six months ended June 30, 2002.


Note F - Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) in its primary financial statements and has provided supplemental disclosures required by State of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation" and by Statement of Financial Accounting Standards No. 148
"Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of SFAS No. 123."

SFAS 123 requires disclosure of pro forma net earnings (loss) and pro forma net earnings (loss) per share as if the fair value method had been applied in measuring compensation cost for stock based awards. There was no stock based compensation expense for any period presented.


Note G - Contingencies

Benetic Financial vs. Wedgwood et al

This action is against a subsidiary of the Company as well as other corporate and individual defendants who are unrelated to The Company. In 1993, Wedgwood Retirement Inns entered into a financing arrangement with a third party lender. The plaintiff alleged that he had a verbal brokerage agreement with Wedgwood and was entitled to a fee. The Company acquired Wedgwood in 1996.

In a jury trial the plaintiff was awarded $150,000 on one count of his complaint. However, the jury found for the defendants on all other counts. In his final ruling the judge awarded the defendants legal fees that were in excess of the judgment. The plaintiff appealed and on April 30,2003 the California Court of Appeals let the $150,000 stand but reversed the judges award of legal fees. At this point the defendants are obligated for the judgment plus interest since 1993. The judgment is against all the defendants as a group.

The defendants have filed an appeal to the California Supreme Court.

ITEM 2: MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS
        -------------


Overview

As of June 30, 2003, the Company owns one community and leases two communities in three states with a capacity of 257 residents. In addition the Company owns one community that is operated by an independent third party with a capacity of 41 residents.

Since 1996 the Company has owned, leased and operated assisted living and retirement communities throughout the United States. During that period of time the Company has both acquired and sold over seventy communities. The acquiring and disposing of its real estate assets has been an integral part of the Company's business.

During the past year the Company's business strategy has evolved into one of focusing on the real estate component and reducing its operating activities. The Company's objective is to become an investor in various entities, principally partnerships, whose intent is to acquire properties and either sell, lease or enter into joint venture agreements with third party operators with respect to these properties


Three and six month periods ended June 30, 2003 compared to three and six month periods ended June 30, 2002.


Revenues and Operating Expenses from Assisted Living Operations

Revenues were $1,118,000 and $2,189,000 for the three and six months ended June 30, 2003 as compared to $1,042,000 and $2,369,000 for the three and six months ended June 30, 2002. Community operating expenses, which consist of assisted living community expenses, lease expense and depreciation and amortization, were $1,086,000 and $2,211,000 for the three and six months ended June 30, 2003 as compared to $970,000 and $2,106,000 for the three and six months ended June 30, 2002.

The Company owned a community which it leased to a third party during the three and six month period ended June 30, 2002. The lease expired in November 2002 and the Company operated the Community during the three and six months ended June 30 2003. The revenues included for this community in 2003 were $170,000 and $284,000 respectively. The operating expenses were $155,000 and $316,000.

Included in revenue for the three and six months ended June 30, 2002 are $ 78,000 and 333,000 respectively which pertain to one Community that was contributed to an unconsolidated partnership in May 2002. Operating expenses for the equivalent periods were $50,000 and $215,000. The Company sold its partnership interest in November 2002.

During the three and six months ended June 30, 2002 the Company managed three communities for a third party. The management fees recorded in the three and six months of 2002 were $114,000 and $224,000, respectively. The Company did not manage properties for third parties during 2003.

Corporate General and Administrative Expenses

General and administrative expenses were $149,000 and $290,000 for the three and six months ended June 30, 2003 compared to $438,000 and $869,000 for the three and six months ended June 30, 2002. During the later part of 2001 and 2002 the Company sold, leased or disposed twenty-six communities. The decrease in the corporate general and administrative expenses is primarily a result of a decrease in salaries and related payroll expenses. Due to the reduction in the number of communities operated by the Company, the number of employees on the corporate staff was reduced. In addition, due to fewer communities, expenses such as travel, communication costs and general operating costs were reduced.

Interest Income

Interest income decreased to $60,000 and $114,000 for the three and six months ended June 30, 2003 as compared to $66,000 and $227,000 for the three and six months ended June 30, 2002. Interest for the first quarter of 2002 includes $117,000 received from the notes receivable from the sale of properties. As discussed in Note B, the interest from these notes is recorded when a payment is received. The Company did not receive an interest payment for the notes during 2003.

Interest Expense

Interest expense decreased to $190,000 and $386,000 for the three and six months ended June 30, 2003 as compared to $198,000 and $427,000 for the three and six months ended June 30, 2002. In December the Company borrowed $1,700,000 at 12% interest which represents an additional $51,000 and $102,000 for the three and six months ended June 30, 2003 when compared to 2002.

In May 2002 the Company contributed one community to an unconsolidated partnership. Interest expense for that community was $18,000 and $73,000 for the three months and six months ended June 30, 2002. In November 2002, the Company transferred its partnership interest in Muskogee Real Estate Investors, LP to Sylvia M. Gilley, reducing the debt due to Mrs. Gilley by $1,120,000 and extending the due date of the note by one year to June 30, 2004. This reduction in debt reduced interest expense by an additional $28,000 and $56,000 for the three and six months ended June 30, 2003 as compared to 2002.

Equity in Net Income (Loss) of Affiliated Partnership

During the three and six months ended June 30, 2002, CREI operated two properties. The Company's share of the net losses was ($292,000) and ($439,000) respectively. CREI sold its properties in September 2002 and, as part of the proceeds, received notes. The collection of the notes and interest thereon is the only remaining operation of the partnership. For the three and six month periods ended June 30, 2003 the Company's portion of the CREI's earnings were $15,000 and $33,000 respectively.

Other Income (Expense)

Other Income (expense) for the three months and six months ended June 30, 2003 was $55,000 and $112,000 respectively. The majority of that amount was proceeds from the settlement of a legal action brought by the Company.



Liquidity and Capital Resources

At June, 2003, the Company had current assets of $2,670,000 and current liabilities of $3,433,000. Included in current liabilities is a $2,255,000 note to Sylvia M. Gilley. Under the terms of the note the obligation will only be due if the Company has sufficient cash to pay the note.

Operating activities used $450,000 of cash in 2003 and $502,000 in 2002 The decrease in cash used in 2003 as compared to 2002 was the net result of the reduced net loss offset by a lower level of non-cash charges in 2003.

Investing Activities used $50,000 of cash in 2003 and provided $4,028,000 of cash in 2002. The cash used in 2003 was for purchases of equipment at the various Communities owned by the Company. The cash provided in 2002 includes $4,236,000 which is the proceeds from the sale of properties as well as expenditures of $208,000 for the purchase of equipment.

Financing activities used $20,000 in cash in 2003 and used $4,814,000 in cash in 2002. The cash used in 2003 was for principal payments on debt. The cash used in 2002 was for the payment of debt. The principal source of the cash in 2002 was from the sale of properties.

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


Forward Looking Statements

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this filing that are not historical or current facts deal with potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from The Company's actual future experience involving any one or more of such matters and subject areas relating to interest rate fluctuations, ability to obtain adequate debt and equity financing, demand, pricing, competition, construction, licensing, permitting, construction delays on new developments contractual and licensure, and other delays on the disposition, transition, or restructuring of currently or previously owned, leased or managed communities in the Company's portfolio, and the ability of the Company to continue managing its costs and cash flow while maintaining high occupancy rates and market rate assisted living charges in its assisted living communities. The Company Corporation has attempted to identify, in context, certain of the factors that they currently believe may cause actual future experience and results to differ from The Company's current expectations regarding the relevant matter of subject area. These and other risks and uncertainties are detailed in the Company's reports filed with the Securities and Exchange Commission (SEC), including The Company's Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

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

                           PART II: OTHER INFORMATION


ITEMS 1-6:  ARE NOT APPLICABLE.
-------------------------------

EXHIBITS
--------


Exhibit 31.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).


Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b), 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.






SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.


                                                         Greenbriar Corporation


Date: August 19, 2003                               By:  /s/ Gene S. Bertcher
                                                         -----------------------
                                                         Chief Executive Officer
                                                         Chief Financial Officer