Form 10-Q
period 2003-09-30
GREENBRIAR CORP
filed 2003-11-17
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended September 30, 2003

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

                                 YES [X] NO [ ]

At November 3, 2003, the issuer had outstanding approximately 703,000 shares of par value $.01 Common Stock.

                             GREENBRIAR CORPORATION
                     Index to Quarterly Report on Form 10-Q
                         Period ended September 30, 2003


PART I: FINANCIAL INFORMATION..................................................3

   ITEM 1:  FINANCIAL STATEMENTS...............................................3
      CONSOLIDATED BALANCE SHEETS..............................................3
      CONSOLIDATED STATEMENTS OF OPERATIONS....................................5
      CONSOLIDATED STATEMENTS OF CASH FLOW.....................................6
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................7
   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS......................................................14
      THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE
      AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002.........................14
      FORWARD LOOKING STATEMENTS..............................................18
   ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........18
   ITEM 4: CONTROLS AND PROCEDURES............................................18

PART II: OTHER INFORMATION....................................................19

   SIGNATURES.................................................................19


                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
-----------------------------

                             Greenbriar Corporation
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                           September 30,     December 31,
Assets                                                          2003             2002
                                                            (Unaudited)
                                                           -------------    -------------
Current assets
       Cash and cash equivalents                           $         238    $         661
       Accounts receivable-trade                                     108               22
          Note receivable                                          2,604            1,238
       Other current assets                                          207              323
                                                           -------------    -------------

              Total current assets                                 3,157            2,244

Notes receivable, from sale of properties                          4,107            7,997
          Less deferred gains                                     (3,720)          (6,127)
                                                           -------------    -------------
                                                                     387            1,870

Deferred income tax benefit                                        1,161            1,161

Property and equipment, at cost
       Land and improvements                                         541              678
       Buildings and improvements                                  4,851            6,850
       Equipment and furnishings                                   1,285            1,387
       Proven oil and gas properties (full cost method)            1,294
                                                           -------------    -------------
                                                                   7,971            8,915
               Less accumulated depreciation and
                    depletion                                      2,172            2,282
                                                           -------------    -------------
                                                                   5,799            6,633

Deposits                                                             292              311

Other assets                                                         391              405
                                                           -------------    -------------

                                                           $      11,187    $      12,624
                                                           =============    =============


                             Greenbriar Corporation
                     Consolidated Balance Sheets - Continued
                             (Amounts in thousands)

                                                           September 30,     December 31,
Liabilities and Stockholders' equity                            2003             2002
                                                            (Unaudited)
                                                           -------------    -------------
Current liabilities
       Current maturities of long-term debt                $       2,340    $         113
       Accounts payable - trade                                      306              405
       Accrued expenses                                              574              367
       Other current liabilities                                     279              668
                                                           -------------    -------------

              Total current liabilities                            3,499            1,553


Long-term debt                                                     4,591            8,479

Investment in Affiliate                                               82               46

Deferred Gain                                                        740              740

Other long term liabilities                                          508              455
                                                           -------------    -------------

              Total liabilities                                    9,420           11,273

Stockholders' equity
       Preferred stock                                                 1                1

       Common stock $.01 par value; authorized, 4,000
              shares; 703 shares issued and outstanding                7                7
       Additional paid-in capital                                 54,988           54,988
       Accumulated deficit                                       (53,229)         (53,645)
                                                           -------------    -------------

                                                                   1,767            1,351
                                                           -------------    -------------

                                                           $      11,187    $      12,624
                                                           =============    =============


                             Greenbriar Corporation
                      Consolidated Statements Of Operations
                  (Amounts in thousands, except per share data)

                                            For The Three Month        For The Nine Month
                                                Period Ended              Period Ended
                                                September 30,             September 30,
                                              2003         2002         2003         2002
                                           ---------    ---------    ---------    ---------
                                                (Unaudited)               (Unaudited)
Revenue
       Assisted living operations          $   1,168    $   1,185    $   3,356    $   3,554
       Oil and gas operations                    174          174
                                           ---------    ---------    ---------    ---------
                                               1,342        1,185        3,530        3,554
                                           ---------    ---------    ---------    ---------

Operating expenses
       Assisted living operations                633          547        1,888        1,661
       Oil and gas operations                    141          141
       Lease expense                             338          376        1,137        1,145
       Depletion, depreciation and                84          120          241          345
              amortization
       Corporate general and
              administrative                     295          480          554        1,349
                                           ---------    ---------    ---------    ---------
                                               1,491        1,523        3,961        4,500
                                           ---------    ---------    ---------    ---------

              Operating loss                    (149)        (338)        (431)        (946)

Other income (expense)
       Interest income                           110          178          224          408
       Interest expense                         (157)        (203)        (543)        (597)
       Net gain on sale of assets              1,008        1,008
       Equity in net income (loss) of
              affiliated partnership              16         (254)          49         (667)
       Other                                      27         (660)         109         (660)
                                           ---------    ---------    ---------    ---------
                                               1,004         (939)         847       (1,516)
                                           ---------    ---------    ---------    ---------

       Earnings (loss) from continuing           855       (1,277)         416       (2,462)
              Operations

Discontinued operations
       Loss from operations                                  (374)                     (684)
       Loss on disposal, including taxes
              of $400                                      (2,822)                   (2,822)
                                           ---------    ---------    ---------    ---------
       Loss from discontinued                              (3,196)                   (3,506)
              operations
                                           ---------    ---------    ---------    ---------

       Net earnings (loss)                       855       (4,473)         416       (5,968)
                                           ---------    ---------    ---------    ---------

Net earnings (loss) per common share -
       basic and diluted                   $    1.21    $   (6.23)   $     .59    $   (8.31)

Weighted average of common and
       equivalent shares outstanding -           703          718          703          834
       basic and diluted

                             Greenbriar Corporation
                      Consolidated Statements of Cash Flow
                             (Amounts in thousands)

                                                                 For the nine month
                                                             Period Ended September 30,
                                                                 2003          2002
                                                             -----------    -----------
                                                             (Unaudited)    (Unaudited)
Cash flows from operating activities
       Net earnings (loss)                                   $       416    $    (5,968)
       Adjustments to reconcile net earnings (loss) to net
              cash used in operating activities
              Depreciation and amortization                          241            345
              (Gain) loss on sale of assets                       (1,008)         2,422
              Equity in net loss (income) of partnership             (49)           667
              Changes in operating assets and liabilities
                  Deferred taxes                                     400
                  Accounts receivable                                (86)            54
                  Other current and non current assets                92         (1,204)
                  Accounts payable and other liabilities              59           (141)
                                                             -----------    -----------

              Net cash used in operating activities                 (335)        (3,425)
                                                             -----------    -----------

Cash flows used in investing activities
       Proceeds from sale of property                                125          8,558
       Purchase of property and equipment                           (262)          (209)
                                                             -----------    -----------

              Net cash provided by (used in) investing
                    activities                                      (137)         8,349

Cash flows from financing activities
       Payments on debt                                              (51)        (6,699)
       Borrowings                                                    100          1,417
                                                             -----------    -----------

              Net cash provided by  (used in) financing
                    activities                                        49         (5,282)
                                                             -----------    -----------

              NET DECREASE IN CASH AND                              (423)          (358)
                     CASH EQUIVALENTS

       Cash and cash equivalents at beginning of period              661          1,246
                                                             -----------    -----------

       Cash and cash equivalents at end of period            $       238    $       888
                                                             ===========    ===========

                   Notes To Consolidated Financial Statements
      For the Unaudited Three and Nine Months Ended June 30, 2003 and 2002

Note A: Basis of Presentation

The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of Greenbriar Corporation and its majority-owned subsidiaries (collectively, "the Company"). All significant intercompany transactions and accounts have been eliminated.

The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. These financial statements have not been examined by independent certified public accountants but, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated have been included.

Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.




Note B: Notes Receivable and Deferred Gain From Sale Of Property

As a result of the sale of two communities in 2001 the Company holds tax-exempt notes in the amount of $4,030,000 bearing interest at 9.5%. The notes mature on April 1, 2032, and August 1, 2031 respectively.

The repayment of the notes is limited to the cash flow of the respective communities either from operations, refinance or sale. The Company has deferred gains in the amount of $3,720,000. The deferred gains and interest income will be recognized as cash is received.




Note C: Affiliated Partnerships

In October 2001, the Company became a 56% limited partner in Corinthians Real Estate Investors, LP ("CREI"), a partnership formed to acquire two properties. The general partner is a limited liability corporation whose sole member is W. Michael Gilley, the son of the former CEO of the Company. Sylvia Gilley, W. Michael Gilley's mother, has a 25.9% interest, the general partner has a .1% interest, the Company's current chief executive officer has a 10.5% interest, and other employees of the Company have interests aggregating 7.5%. In October 2001, the Partnership acquired a retirement community for approximately
$9,100,000 and in January 2002, it acquired an assisted living community for approximately $2,800,000.

The Company issued a $1,600,000 note to the seller as partial payment for the purchase of the retirement community. CREI gave the Company a $1,600,000 note as consideration for payment of that amount of the purchase price. The balance of the purchase price was funded by CREI's borrowings from a third party.

In September 2002 CREI sold its two properties for cash and notes and paid off its third party debt. As part of the proceeds, CREI received a note for $1,600,000 due September 30, 2004, which was transferred to the Company in satisfaction of its $1,600,000 note receivable from CREI. CREI also assigned to the Company a $400,000 participation in another note due September 30, 2004 in payment of all other CREI debt to the Company.

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

Following are unaudited, condensed financial statements of CREI (in thousands):


                                  Balance Sheet
                               September 30, 2003

Current assets                                     $        51
Other assets                                               248
Notes receivable                                           994
                                                   -----------

                                                   $     1,293

Current liabilities                                $        70
Other liabilities                                          157
Deferred gain                                              994
                                                   -----------
                                                         1,221
Partners' equity                                            72
                                                   -----------

                                                   $     1,293







                            Statement of Operations
                      Nine months ended September 30, 2003

Interest Income                                    $        89
Expenses                                                     6
                                                   -----------

Net Income                                         $        83
                                                   -----------

Note D - Acquisition and Sale of Assets

Acquisition of Gaywood Oil & Gas, LLC

Effective August 1, 2003 Greenbriar acquired Gaywood Oil & Gas, LLC (Gaywood) a company that has oil and gas leases in the East Texas Field. The oil wells in this field have low but steady oil production. The Texas Railroad Commission, which regulates the oil & gas industry in Texas, limits production in this field to 20 barrels of oil per day for each operating well. There are approximately 300 existing wells on the leases owned by Gaywood At the time of the acquisition Gaywood had 46 operating wells, generating approximately 4,000 barrels of oil per month.

Greenbriar has elected to account for it's oil and gas operations using the full cost method of accounting.

Gaywood was formed and acquired the leases in October 2002 however the production was insignificant until January of 2003. The following pro forma financial information reflects Greenbriar as if Gaywood had been acquired on January 1, 2003

                                         Three months        Nine Months
                                            ended                ended
                                     September 30, 2003   September 30, 2003
                                     ------------------   ------------------

     Revenue                             $1,428,000           $4,045,000

     Net  earnings                         $830,000             $441,000

     Net earnings per share                 $1.18                $.63



Greenbriar purchased Gaywood with 9.5% interest bearing bonds which were carried at zero in the Company's financial statements. Gaywood was valued by independent reserve engineers as having a fair market value of $1,119,000 which was recorded as a gain by Greenbriar. The purpose of this acquisition was to acquire a cash flowing asset with future potential value in excess of the purchase price.

Gaywood was acquired from a trust for the benefit of Mr. Gene E. Phillips spouse and children. On October 16, 2003 Mr. Phillips and six other entities filed a
Schedule 13D with the Securities and Exchange Commission indicating that the six entities owned, in total, 55,000 shares (approximately 8% of the Company's outstanding common stock) and the entire group may be deemed to constitute a person within the meaning of Section 13d of the Securities act of 1934.

Sale of Undeveloped Land
On September 10, 2003, the Company sold one acre of undeveloped land for $125,000 in cash to an entity which has been deemed to be an affiliate of Gene
E. Phillips. The sale resulted in a loss of approximately $111,000.


Note E: Long-Term Obligations

Long-term debt is comprised of the following (in thousands):

                                                                     September 30,    December 31,
                                                                          2003            2002
                                                                     -------------   -------------
Notes payable to financial institutions maturing through
2015; fixed and variable interest rates ranging from
5.25% to 10.50%; collateralized by property, fixtures,
equipment and the assignment of rents                                $       2,107   $       3,956

Notes payable to individuals and companies maturing
through 2023; variable and fixed interest rates ranging
from 7% to 12% collateralized by real property,
personal property, fixtures, equipment and the assignment of rents           1,850           1,753

Notes payable to Sylvia M. Gilley, bearing interest at 10% and
maturing on July 1, 2004                                                     2,255           2,255

Notes payable to current and former executive officers,
non-interest bearing at 8.5% and maturing on December 31,
2004, net of discount of $163 and $260 respectively,
representing interest imputed at 8.5%                                          695             598


Other                                                                           24              30
                                                                     -------------   -------------
                                                                             6,931           8,592

Less: current maturities                                                     2,340             113
                                                                     =============   =============
                                                                     $       4,591   $       8,479


As discussed in Note C the company is a guarantor of debt in the amount of $1,600,000.



Note F - Discontinued Operations and Sales of Real Estate

In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions for disposals of a segment of a business as addressed in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring

Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and addresses various implementation issues of SFAS No. 121. In addition, SFAS No. 144 extends the reporting requirements of discontinued operations to include components of an entity that has either been disposed of or classified as held for sale. The Company adopted SFAS No. 144 as of January 1, 2002.

During 2002, the Company disposed of six communities. Revenues for the six communities for the three and nine months ended September 30, 2002 were $1,157,000 and $4,262,000 respectively.

Pursuant to SFAS No. 144, the results of operations for the six communities have been reclassified to Discontinued Operations for the three and nine months ended September 30, 2002.


Note G - Stock Options

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

SFAS 123 requires disclosure of pro forma net earnings (loss) and pro forma net earnings (loss) per share as if the fair value method had been applied in measuring compensation cost for stock based awards. There was no pro forma stock based compensation expense for any period presented.


Note H - Stock Split

In October 2003 the Company completed a stock split, affected in the form of a stock dividend, whereby each shareholder received one additional share of stock for each share that they owned. All financial and share information included in this filing has been adjusted to reflect the stock split.


Note I - Segments

The Company and its subsidiaries are principally engaged in the business of acquiring, enhancing and selling real estate properties. Since 1996 those activities have, almost exclusively, involved assisted living facilities. Effective August 1, 2003 the Company acquired 100% of the stock in Gaywood Oil & Gas LLC, a limited liability company that owns working interests in certain oil producing wells. The acquisition was done for investment purposes and substantially all costs associated with the oil and gas operations are operating expenses incurred directly by Gaywood. The Company continues to allocate all of its corporate overhead expenses to its core real estate operation.

Segment information and reconciliation to income (loss) from operations are as follows:

Three months ended September 30, 2003
-------------------------------------

                                     Real Estate     Oil and Gas   Consolidated
                                     Operations      Operations

       Revenue                      $  1,168,000    $    174,000   $  1,342,000
       Depletion, depreciation
          and amortization                69,000          15,000         84,000
        Operating income (loss)         (167,000)         18,000       (149,000)
       Total assets                 $  9,873,000    $  1,314,000   $ 11,187,000



Nine months ended September 30, 2003
------------------------------------

                                     Real Estate     Oil and Gas   Consolidated
                                     Operations      Operations

       Revenue                      $  3,356,000    $    174,000   $  3,530,000
       Depletion, depreciation
          and amortization               226,000          15,000        241,000
        Operating income (loss)         (449,000)         18,000       (431,000)
       Total assets                 $  9,873,000    $  1,314,000   $ 11,187,000



Note J - Contingencies

Benetic Financial vs. Wedgwood et al:

This action is against a subsidiary of the Company as well as other corporate and individual defendants who are unrelated to the Company. In 1993, Wedgwood Retirement Inns entered into a financing arrangement with a third party lender. The plaintiff alleged that he had a verbal brokerage agreement with Wedgwood and was entitled to a fee. The Company acquired Wedgwood in 1996.

In a jury trial the plaintiff was awarded $150,000 on one count of his complaint. However, the jury found for the defendants on all other counts. In his final ruling the judge awarded the defendants legal fees that were in excess of the judgment. The plaintiff appealed and on April 30, 2003 the California Court of Appeals let the $150,000 stand but reversed the judge's award of legal fees. Based upon the ruling of the Court of Appeals the defendants are obligated for the judgment plus $165,093 in interest since 1993. The judgment is against all the defendants as a group.

The defendants have filed an appeal to the California Supreme Court but the appeal was denied. There are no further legal defenses available. There remains the issue of the allocation of the award among the defendants. Management has provided a reserve that it believes is sufficient to cover its expected liability in this matter.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
              AND RESULTS OF OPERATIONS
              -------------------------


Overview

As of September 30, 2003, the Company owns one assisted living community and leases two assisted living communities in three states with a capacity of 257 residents. In addition the Company owns one assisted living community that is operated by an independent third party with a capacity of 41 residents.

Since 1996 the Company has owned, leased and operated assisted living and retirement communities throughout the United States. During that period of time the Company has both acquired and sold over seventy communities. The acquiring and disposing of its real estate assets has been an integral part of the Company's business.

During the past year the Company's business strategy has evolved into one of focusing on the real estate component and reducing its operating activities. The Company's objective is to become an investor in various entities whose intent is to acquire properties and either sell, lease or hire third party operators to manage the properties.

Effective August 1, 2003 Greenbriar acquired Gaywood Oil & Gas, LLC (Gaywood) a company that has oil and gas leases in the East Texas field. The oil wells in this field have low but steady production. There are approximately 300 existing wells on the leases owned by Gaywood. At the time of the acquisition Gaywood had 46 operating wells, generating approximately 4,000 barrels of oil per month. Greenbriar intends to open additional Gaywood wells however Greenbriar does not, at this time, anticipate acquiring additional oil and gas properties. The purpose of this acquisition was to acquire a cash flowing asset with future potential value in excess of the purchase price.


Three and nine month periods ended September 30, 2003 compared to three and nine-month periods ended September 30, 2002.


Revenues and Operating Expenses from Assisted Living Operations

Revenues for the assisted living communities were $1,168,000 and $3,356,000 for the three and nine months ended September 30, 2003 as compared to $1,185,000 and $3,554,000 for the three and nine months ended September 30, 2002. Community operating expenses, which consist of assisted living community expenses, lease expense, depreciation and amortization, were $1,040,000 and $3,128,000 for the three and nine months ended September 30, 2003 as compared to $1,043,000 and $2,863,000 for the three and nine months ended September 30, 2002.

The Company owned a community that it leased to a third party during the three and nine month periods ended September 30, 2002. The lease expired in November 2002 and the Company operated the Community during the three and nine months ended September 30, 2003. The revenues included for this community in 2003 were $177,000 and $461,000 respectively. The operating expenses were $184,000 and $564,000.

Included in revenue for the nine months ended September 30, 2002 is $333,000, which pertains to one community that was contributed to an unconsolidated partnership in May 2002. Operating expense for the equivalent period was $215,000. The Company sold its partnership interest in November 2002.

During the three and nine months ended September 30, 2002 the Company managed three communities for a third party. The management fees recorded in the three and nine months of 2002 were $114,000 and $338,000, respectively. The Company did not manage properties for third parties during 2003.

On a "same store" basis the revenues for the three and nine months ended September 30, 2003 were $991,000 and $2,895,000 as compared to $1,071,000 and
$2,883,000. The Community operating expenses for the three and nine months ended September 30, 2003 were $856,000 and $2,564,000 as compared to $1,043,000 and
$2,648,000 for the three and nine months ended September 30, 2002.


Corporate General and Administrative Expenses

General and administrative expenses were $295,000 and $554,000 for the three and nine months ended September 30, 2003 compared to $480,000 and $1,349,000 for the three and nine months ended September 30, 2002. During the later part of 2001 and 2002 the Company sold, leased or disposed of 26 communities. The decrease in the corporate general and administrative expenses is primarily a result of a decrease in salaries and related payroll expenses. Due to the reduction in the number of communities operated by the Company, the number of employees on the corporate staff was reduced. In addition, due to fewer communities, expenses such as travel, communication costs and general operating costs were reduced.

In October 2001, principally to help the Company's cash flow due to its reduced size, the senior officers agreed to substantial salary reductions. In lieu of salary the Company agreed to allow the officers to participate in future acquisitions. In October 2003 the Company's Board of Directors decided that the officers would no longer participate in the ownership of acquired entities. The Board agreed to increase certain officers' salaries effective January 1, 2003. During the third quarter of 2003 there was a charge of $110,000 for officers' salaries that pertained to the first two quarters of 2003.

Interest Income

Interest income decreased to $110,000 and $224,000 for the three and nine months ended September 30, 2003 as compared to $178,000 and $408,000 for the three and nine months ended September 30, 2002. Interest for the first quarter of 2002 includes $117,000 received from the notes receivable from the sale of properties. As discussed in Note B, the interest from these notes is recorded when a payment is received. The Company did not receive an interest payment for the notes during 2003. The balance of the difference is due principally to a lowering of interest rates.

Interest Expense

Interest expense decreased to $157,000 and $543,000 for the three and nine months ended September 30, 2003 as compared to $203,000 and $597,000 for the three and nine months ended September 30, 2002.

In December 2002 the Company borrowed $1,700,000 at 12% interest which represents an additional $51,000 and $153,000 for the three and nine months ended September 30, 2003 when compared to 2002.

In May 2002 the Company contributed one community to an unconsolidated partnership. Interest expense for that community was $18,000 and $73,000 for the three months and nine months ended September 30, 2002. In November 2002, the Company transferred its partnership interest in Muskogee Real Estate Investors, LP to Sylvia M. Gilley in exchange for a reduction in the debt due Mrs. Gilley of $1,120,000 and extending the due date of the note by one year to June 30, 2004. This reduction in debt reduced interest expense by an additional $28,000 and $84,000 for the three and nine months ended September 30, 2003.

Equity in Net Income (Loss) of Affiliated Partnership

During the three and nine months ended September 30, 2002, CREI operated two properties. The Company's share of the net losses was ($254,000) and ($667,000) respectively. CREI sold these properties in September 2002 and, as part of the proceeds, received notes. The collection of the notes and interest thereon is the only remaining operation of the partnership. For the three and nine month periods ended September 30, 2003 the Company's portion of the CREI's earnings were $16,000 and $49,000 respectively.

Other Income (Expense)

Other Income (expense) for the three months and nine months ended September 30, 2003 was $27,000 and $109,000 respectively. These amounts principally represent income from the reimbursement of a prior year insurance claim as well as the settlement of a lawsuit.

Gain on Sale of Assets

In 2001 the Company sold a property and received proceeds of both cash and a bond bearing interest at the rate of 9.5%. The payment of both principal and interest on the bond was based exclusively on the cash flow from the property sold. For financial statement purposes the bond was valued at zero.

In August the Company exchanged the bond for 100% of Gaywood Oil & Gas LLC. Gaywood was valued by independent engineers as having a fair market value of $1,119,000, which was recorded as a gain by the Company. In September 2003 the Company sold land it was holding for $125,000 cash and recorded a loss of $111,000 on the sale.


Liquidity and Capital Resources

On September 30, 2003, the Company had current assets of $3,157,000 and current liabilities of $3,499,000. Included in current liabilities is a $2,255,000 note to Sylvia M. Gilley. Under the terms of the note the obligation will only be due if the Company has sufficient cash to pay the note.

Operating activities used $335,000 of cash in 2003 and $3,425,000 in 2002. The decrease in cash used in 2003 as compared to 2002 was the net result of the reduced net loss offset by a lower level of non-cash charges in 2003.

Investing Activities used $137,000 of cash in 2003 and provided $8,349,000 of cash in 2002. The net cash used in 2003 was for purchases of equipment at the various Communities owned by the Company. The cash provided in 2002 includes $8,558,000, which is the proceeds from the sale of properties less expenditures of $209,000 for the purchase of equipment.

Financing activities provided $49,000 in cash in 2003 and used $5,282,000 in cash in 2002. The cash provided in 2003 was additional debt of $100,000 as part of the Gaywood Oil & Gas acquisition offset by $51,000 in principal payments on the debt. The cash used in 2002 was for the payment of debt. The principal source of the cash in 2002 was from the sale of properties.

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

Forward Looking Statements

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this filing that are not historical or current facts deal with potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas relating to interest rate fluctuations, ability to obtain adequate debt and equity financing, demand, pricing, competition, construction, licensing, permitting, construction delays on new developments contractual and licensure, and other delays on the disposition, transition, or restructuring of currently or previously owned, leased or managed communities in the Company's portfolio, and the ability of the Company to continue managing its costs and cash flow while maintaining high occupancy rates and market rate assisted living charges in its assisted living communities. The Company has attempted to identify, in context, certain of the factors that they currently believe may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter of subject area. These and other risks and uncertainties are detailed in the Company's reports filed with the Securities and Exchange Commission (SEC), including the Company's Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.




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

                           PART II: OTHER INFORMATION


ITEMS 1-6:  ARE NOT APPLICABLE.
-------------------------------

EXHIBITS
--------

Exhibit 31.1 - Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1 - Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b), 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002





SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.


                                                         Greenbriar Corporation


Date: November 17, 2003                             By:  /s/ Gene S. Bertcher
                                                         -----------------------
                                                         Chief Executive Officer
                                                         Chief Financial Officer