Form 10-K
period 2003-12-31
GREENBRIAR CORP
filed 2004-04-15
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-8187

                             Greenbriar Corporation
             (Exact name of Registrant as specified in its charter)

            Nevada                                               75-2399477
(State or other jurisdiction of                                 (IRS Employer
Incorporation or organization)                               Identification No.)

1755 Wittington Place, Suite 340, Dallas, Texas                      75234
   (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (972) 407-8400

Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of Each Exchange
      Title of Each Class                         on Which Registered
      ----------------------------                ------------------------
      Common Stock, $.01 par value                American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None Indicate by check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the closing sales price on March 31, 2004, was approximately $3,732,000. At March 31, 2004, the issuer had outstanding approximately 977,000 shares of par value $.01 Common Stock.

Documents Incorporated by Reference:
None

                             GREENBRIAR CORPORATION
                       Index to Annual Report on Form 10-K
                       Fiscal year ended December 31, 2003


Part I                                                                      3

   Item 1:     Business and Properties                                      3
   Item 2:     Description of Properties                                   12
   Item 3:     Legal Proceedings                                           12
   Item 4:     Submission of Matters to A Vote of
               Security Holders                                            14
   Item 5:     Market for Common Equity and Related
               Stockholder Matters                                         15
   Item 6:     Selected Financial Data                                     15
   Item 7:     Management's Discussion and Analysis
               or Plan of Operation                                        16
   Item 7(a):  Quantitative And Qualitative Disclosures
               About Market Risk                                           21
   Item 8:     Financial Statements                                        21
   Item 9:     Changes In And Disagreements With Accountants
               On Accounting And Financial Disclosure                      21
   Item 9(a):     Controls and Procedures                                  22
Part III                                                                   23
   Item 10:       Directors And Executive Officers                         23
   Item 11:       Executive Compensation                                   24
   Item 12:       Security Ownership Of Certain Beneficial
                  Owners And Management                                    27
   Item 13:       Certain Relationships And Related Transactions           28
   Item 14:       Principal Accounting Fees and Services                   30
Part IV                                                                    31
   Item 15:       Exhibits, Financial Statement Schedules
                  And Reports On Form 8-K                                  31
Exhibits                                                                   38
   Exhibit 14      Code of Ethics for Senior Financial Officers            38
   Exhibit 21.1:   Subsidiaries of the Company                             40
   Exhibit 23.1:   Consent of Farmer, Fuqua & Huff, P.C.                   41
   Exhibit 23.2:   Consent of Grant Thornton, LLP                          42
   Exhibit 31.1    Certification of Chief Executive Officer and
                   Chief Financial Officer Pursuant to
                   Rule 13a-14(a) or Rule 15d-14(a)                        43
   EXHIBIT 32.1:   Certification of Chief Executive Officer and
                   Chief Financial Officer Pursuant to
                   Rule 13a-14(b), 18 U.S.C. Section 1350, as
                   Adopted Pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002                              44

                                     PART I

ITEM 1: BUSINESS AND PROPERTIES
-------------------------------

Website Access to Reports
Through our Internet website, www.greenbriar.com, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Overview and Background of Operations
Greenbriar Corporation, its subsidiaries and affiliates (the "Company") is principally a real estate company which owns or leases retirement specific real estate and an outlet shopping mall. In addition the Company owns oil and gas leases The Company strives to enhance the value of these properties by proper operations and marketing. The Company can then, if it wishes, sell or lease the properties at their appreciated value.

As of March 31, 2004, the Company owns or leases three retirement communities in three states. The Company operates two of the retirement communities with a capacity of 162 residents and leases one community to a third party. The Company owns an outlet shopping mall in Gainesville Texas with approximately 315,000 square feet of retail space available for lease. In addition the Company owns approximately 200 oil wells in East Texas. These are low production wells with maximum production limits of 20 barrels of oil per day. As of March 31, 2004 there are 50 wells in operation.

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

The Oil and Gas Industry
Gaywood Oil & Gas, LLC, of which the Company is the sole member, is in a very narrow niche of the oil and gas industry. Gaywood has approximately 200 oil wells in Gregg and Rusk counties in Texas of which 50 were operating as of March 31, 2004. Gaywood has no natural gas leases. Gaywood's only gas production is totally incidental to its oil production and has no significant value. Gaywood's leases are all wells whose potential or actual production is low, averaging slightly over four barrels per day in March 2004. Gaywood's operation of low volume wells is only feasible if the price of oil is above $24 per barrel. Gaywood is neither a refiner nor a retailer of oil products. It sells its entire production to companies who, in turn, either resell or use the products for their own purposes.

The oil and gas industry has experienced significant commodity price volatility in recent years. Price decreases in 2002 were driven by weather patterns, a recession and actions by OPEC. Price increases in 2000 and again in 2003 were driven in part by several years of accentuated "boom and bust" cycles of drilling activity, combined with strong growth in demand for energy commodities and continued unrest in the Middle East.

The Company has no strategy, as such, for the acquisition of oil and gas properties. Gaywood was an unusual opportunity and the Company decided to pursue this particular acquisition to enhance cash flow and operating income streams.

Business Strategy
In choosing properties to invest in the Company's strategy is to choose a property that can achieve and sustain a strong competitive position within a chosen market. The Company also seeks to continue to enhance the performance of the properties it operates directly. In its senior living properties the Company seeks to enhance current operations by (i) maintaining and improving occupancy rates at its communities (ii) opportunistically increasing resident service fees, (iii) improving operating efficiencies and (iv) improving market positioning.

In its oil and gas properties the Company seeks to keep producing wells properly maintained and to recondition and, where economically feasible, bring into production non-operating leases it owns.

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



     Personal Care Services - These services include providing assistance with activities of daily living (the ADLs) such as ambulation, bathing, eating, dressing, personal hygiene and grooming.

     Wellness   Services  -  These   services   include   assistance   with  the
     administration of medication and health  monitoring,  which are provided as permitted by government regulation.

     Alzheimer's and Special Care Services - Alzheimer's  care includes a higher
     24-hour staff ratio to provide oversight and around-the-clock scheduled activities. An Alzheimer's care wing is secured from the rest of the building.

Retirement Properties
Operating Communities - The following table sets forth certain information with respect to communities that were owned, operated or managed by the Company at March 31, 2004. The Company considers its communities to be in good operating condition and suitable for the purpose for which they are being used.

                                                                                  Community
                                                  Care               Resident    Operations
         Community               Location         Level     Units   Capacity(1)   Commenced    Ownership
----------------------------------------------------------------------------------------------------------
Graybrier                   Southern Pines, NC   FE, DC       55        90         Feb-94      Owned (2)
Pacific Pointe              King City, OR           S        114        114        Jan-93     Leased (3)
Windsor House Greenville    Greenville, SC       FE, DC       31        41         Nov-97        Owned
                                                                                                (2)(5)

Total

     Key:

     S basic support and supplemental services are offered.

     FE basic support, supplemental, personal care and wellness services are offered ("Frail Elderly").

     DC Alzheimer's and special care services are offered ("Dementia Care").



     (1) Reflects licensed capacity for Assisted Living and Dementia Care and actual number of units for Independent Living.

     (2) Subject to first mortgage. Historically, each community has generally been pledged as collateral on a single mortgage and deed of trust securing a note payable to a bank, financial institution, individual or other lender. The mortgages and deeds of trust mature between 2004 and 2018 and bear interest at fixed and variable interest rates ranging from 7.5% to 12% as of December 31, 2003

     (3) Leased from a partnership. Initial lease term is 10 years, expiring in 2012. The Company is responsible for all costs including repairs to the community, property taxes and other direct operating costs of the community. The lease includes clauses that allow for rent to increase over time based on a specified schedule.

     (4)  Leased to a third party.

Repair and Maintenance - The Company conducts routine repairs and maintenance, as needed, of its properties on a regular basis. The Company has no other current plans for significant expenditures relating to its existing properties and considers them to be in good repair and working order.

Retirement Community Description
The Company's existing communities as of March 31, 2004 range in size from 41 to 114 units, are from one to three stories and from 20,800 to 106,250 square feet. Most communities have a large family room, usually equipped with a fireplace, a spacious open dining area, library, TV room, commercial kitchen, beauty salon, laundry and indoor and outdoor recreational areas. Units generally range in size from approximately 330 to 400 square feet for a studio unit, 470 to 650 square feet for a one-bedroom unit and 680 to 850 square feet for a two-bedroom unit. Assisted living units, among other amenities, typically include a private bathroom, kitchenette, closets, living and sleeping areas, a lockable door, emergency call system, individual room temperature controls and fire alarm and sprinkler systems.

Retirement Operations
In properties in the Company's portfolio, the day-to-day operations of each community are managed by an Executive Director who is responsible for all operations of the community, including overseeing the quality of care and services, marketing, coordinating social activities, monitoring financial performance and ensuring appropriate maintenance of the grounds and building. The Executive Director consults with outside providers, such as pharmacists and dieticians, to assist residents with medication review, menu planning and response to any special dietary needs. Personal care, dietary services, housekeeping and laundry services are performed primarily by line staff who are either part or full-time employees of the Company and who are trained to perform a variety of such services. Part or full-time employees perform most building maintenance services, while third party contractors generally perform elevator, HVAC maintenance and landscaping services.

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

Summary Oil Reserve Data
The following table sets forth summary information concerning Gaywood's proved oil reserves on December 31, 2003, based on a report prepared by Haas Petroleum Engineering Services, Inc., an independent consulting and engineering firm. Reserves were determined using year-end product prices, held constant for the life of the properties. Estimates of economically recoverable reserves and future net revenues are based on a number of variables, which may differ from actual results.



Proved and Developed Reserves                        December 31, 2003
Oil (Mbbl)                                                   14,890.91

Productive Wells
The following table summarizes our gross and net interests in productive oil wells at March 31, 2004. Net interests represented in the table are "working interests" which bear the cost of operations. All wells are in the State of Texas.



           Gross Wells          Net Wells
                    53                 50


Oil Well Description
The Company's oil wells have all been "abandoned" by the larger oil companies and their leases have devolved to other persons or entities. The Company has ninety nine of these leases with a range of 67.63% to 80% of ownership. The wells produce from 70 to 360 barrels per month.

Oil Well Operations
The Company's oil wells are maintained by third party contractors, its production is hauled by third party contractors and the entire production is sold under contract to a subsidiary of Black Hills Corporation. This contract is renegotiated annually and is based on the average daily closing price of oil for the previous month as published by Koch Supply & Trading plus a premium of $3.06 per barrel.

Quality Assurance
In retirement and assisted living a commitment to quality assurance is designed to achieve a high degree of resident and family member satisfaction with the care and services the Company provides. In addition to training and performance reviews of all employees, the Company's quality control measures include:

Philosophy of Management - The Company's philosophy of management is to demonstrate by its actions and require from its employees high standards of personal integrity, to develop a climate of openness and trust, to demonstrate respect for human dignity in every circumstance, to be supportive in all relationships, to promote teamwork by involving employees in the management of their own work and to promote the free expression of ideas and opinions..

Regular Community Inspections - Community inspections are conducted by corporate personnel on a regular basis. These inspections cover the appearance of the exterior and grounds, the appearance and cleanliness of the interior, the professionalism and friendliness of staff, resident care plans, the quality of activities and the dining program, observance of residents in their daily living activities and compliance with governmental regulations.

In oil production, quality is a matter of proper separation of crude oil from saltwater. These processes are automated at each well and the Company is not aware of any complaints as to the quality of its crude oil.

Marketing
In retirement and assisted living the Company's marketing and sales efforts are undertaken at the local level. These efforts are intended to create awareness of a community and its services among prospective residents, their families, other key decision-makers and professional referral sources. The communities engage in traditional types of marketing activities, such as special events, direct mailings, print advertising, signs and yellow page advertising. These marketing activities and media advertisements are directed to potential residents and their adult children, who often comprise the primary decision makers for placing a frail elderly relative in an assisted living setting.

In its oil  business  the Company  sells its  production  of crude oil through a
contract  as  described  above.   The  Company  has  no  marketing   efforts  or
responsibility in this facet of its business.

Government Regulation
The assisted living industry is maturing and, accordingly, the manner and extent to which it is regulated at the Federal and state levels are evolving at a steady pace. Currently, most states have a licensure category or statute that uses the term "assisted living." Several states are proposing regulations using the term. More than forty states have specific language in statute, licensure regulations (including states with draft regulations) or Medicaid policy that addresses the philosophy of assisted living. Several states have or are reviewing licensure regulations and increasing the role of state personnel in monitoring and controlling the assisted living industry.

One of the communities the Company operates is not required to have a license for its independent retirement operation. The other community is required to be licensed by the state in which it operates.

Any community acquired by the Company must be correctly licensed as required by its state and local laws and must be in compliance with the Americans with Disabilities Act ("ADA"). Such community must also be in compliance with the Fair Housing Amendments Act.

In compliance with underlying state bond financing, rents at one community in Oregon must be approved by an agency of the state.

The operations of any facility gathering, transporting, processing or storing natural gas and crude oil is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, the Company must comply with federal, state and local laws that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. Costs of operating oil wells must incorporate compliance with environmental laws, regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures.

The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. Many of the Company's employees are paid at rates related to the Federal minimum wage and accordingly, increases in the minimum wage will result in an increase in labor costs.

Management is not aware of any non-compliance by the Company as regards applicable regulatory requirements that would have a material adverse effect on the Company's financial condition or results of operations.

Competition
The long-term care industry is highly competitive and the assisted living and Alzheimer's care businesses in particular have and will continue to become increasingly competitive in the future. The Company competes with other assisted living companies and numerous other companies providing similar long-term care alternatives such as home healthcare agencies, community-based service programs, retirement communities and convalescent centers (nursing homes). In addition, the Company competes with a number of tax-exempt nonprofit organizations which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company and which are generally exempt from income tax. In the markets where the Company operates the level of competition is has increased both from regional, national and local providers. Many of the Company's present and potential competitors have, or may have access to, greater financial, management and other resources than those of the Company. There can be no assurance that competitive pressures will not have a material adverse effect on the two properties the Company operates. However, these same circumstances provide a substantial opportunity for the Company to acquire communities at a price that will allow a profitable resale or lease if the community is operated properly. The Company also competes with other providers of long-term care in the acquisition and development of additional communities.

The Company also competes with other providers of long-term care in attracting and retaining qualified and skilled personnel. In recent years, the industry has experienced a shortage of qualified professionals. The Company's operations require some professionally certified (RN or LPN) services, primarily for supervision and training of care staff. The Company has been able to retain the services of an adequate number of professional third party contractors to staff its communities appropriately and maintain its standards of quality care.

Insurance
The provision of personal services entails an inherent risk of liability compared to more institutional long-term care communities. Assisted living communities of the type operated by the Company, especially as regards dementia care, offer residents a greater degree of independence in their daily lives. This increased level of independence, however, may subject the resident and the

Company to certain risks that would be reduced in more institutionalized settings. The Company currently maintains liability insurance intended to cover such claims. However, the number of insurance carriers who offer such insurance has diminished since 1999 and the costs of such insurance continues to escalate. The Company also carries property insurance on each of its properties.

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

The Company has conducted environmental assessments on most of its existing owned or leased properties. These assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations. The Company is not aware of any such environmental liability. The Company believes that all of its properties are in compliance in all material respects with all Federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its communities.

Control by Insiders
As of March 31, 2004, the Company's officers, directors and affiliated entities owning more than 5% of the Company's outstanding stock owned approximately 62% of the outstanding shares of Common Stock. Warwick Summit square, from purchases, owns approximately 21% of the outstanding Common Stock of the Company. Sylvia M. Gilley, widow of former Chairman, President and Chief Executive Officer James R. Gilley, and one corporation wholly owned by Mrs. Gilley, beneficially owned an aggregate of approximately 16 % of the outstanding Common Stock of the Company. Victor L. Lund, a director of the Company and the founder of Wedgwood Retirement Inns (a company acquired by the Company in 1996), beneficially owned approximately 12% of the outstanding shares of Common Stock. Floyd Rhoades, as a result of the stock he received when the Company purchased American Care Communities, Inc., beneficially owns approximately 6% of the Company's outstanding stock. Gene S. Bertcher, Chairman of the Board of Directors and Chief Executive Officer, from purchases owns approximately 7% of the outstanding Common Stock of the Company. Accordingly, such individuals will have the ability, by voting their shares in concert, to significantly influence
(i) the election of the Company's Board of Directors and, thus, the direction and future operations of the Company, and (ii) the outcome of all other matters submitted to the Company's stockholders, including mergers, consolidations and the sale of all or substantially all of the Company's assets. In addition, the parties listed above currently hold options or conversion rights to acquire 80,000 shares of Common Stock. The issuance of additional shares of Common Stock pursuant to the exercise of these stock options granted under the Company's stock option plan would increase the number of shares held by the Company's executive officers, directors and affiliated entities in the future.

Anti-Takeover Provisions
The Company's Articles of Incorporation and Bylaws contain, among other things, provisions (i) authorizing shares of preferred stock with respect to which the Board of Directors has the power to fix the rights, preferences, privileges and restrictions without any further vote or action by the stockholders (ii) requiring holders of at least 80% of the outstanding Common Stock to join together in requesting a special meeting of stockholders and (iii) prohibiting removal of a director other than for "cause" and then only if the holders of at least 80% of the outstanding Common Stock vote for such removal. The Company is also subject to Sections 78.411-78.444 of the Nevada Revised Statutes (the "Control Act") which in general prohibits any business combination involving the Company and a person that beneficially owns 10% or more of the outstanding Common Stock or an affiliate or associate of the Company who within the past three years was the beneficial owner, directly or indirectly, or 10% or more of the outstanding Common Stock, except under certain circumstances. The application of the Control Act and/or the provisions of the Company's Articles of Incorporation and Bylaws could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving the Company that some or a majority of the Company's stockholders might consider to be in their personal best interests, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price of the Common Stock and may adversely affect the market price of and the voting and other rights of, the holders of Common Stock.

Employees
At March 31, 2004, the Company employed 86 employees, including 39 full-time and 47 part-time employees. The Company believes it maintains good relationships with its employees. None of the Company's employees are represented by a collective bargaining group.

Corporate Offices
The Company's principal office is approximately 2,500 square feet of leased space in Dallas, Texas. The Company believes the leased space will meet the Company's needs for the foreseeable future.

ITEM 2: DESCRIPTION OF PROPERTIES
---------------------------------

See Item 1 for a discussion of properties owned or leased by the Company.


ITEM 3: LEGAL PROCEEDINGS
-------------------------

Benetic Financial vs. Wedgwood et al:
This action is against a subsidiary of the Company as well as other corporate and individual defendants. In 1993, Wedgwood Retirement Inns entered into a financing arrangement with a third party lender. The plaintiff alleged that he had a verbal brokerage agreement with Wedgwood and was entitled to a fee. The Company acquired Wedgwood in 1996.

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

The defendants filed an appeal to the California Supreme Court but the appeal was denied. There are no further legal defenses available. A 1995 sharing arrangement exists whereby Wedgwood and Victor Lund, the former President of Wedgwood and a current director of Greenbriar were obligated to pay 2/3 of any judgment. Greenbriar had previously agreed to indemnify Mr. Lund for any losses in this matter.

The Company has recorded its share of the loss in prior years.

Internal Revenue Service Pre-Assessment Letter
In December 1991 the Company sold four nursing homes to a not-for-profit corporation in exchange for tax exempt bonds issued on behalf or the acquiring corporation by government authorities. The bonds were issued in three lettered series. The aggregate principal amount of the Series A bonds was $8,700,000, the aggregate principal amount of the series B bonds was $1,000,000 and the aggregate amount of the series C bonds was $6,700,000. Interest on the bonds was payable semi-annually. A nationally recognized law firm opined that the interest on the bonds would be tax-exempt.

In March 1992, pursuant to a plan promulgated and recommended by a nationally recognized investment banking firm, the Series C bonds were converted to zero coupon status and their value was enhanced by substituting higher grade collateral. The substitute collateral, which consisted of zero coupon U.S. Treasury obligations, was placed in trust to defease the Series C bonds, in exchange for the underlying mortgage. The Series C bonds were then sold for approximately $47,000,000. A gain was recorded equal to the proceeds received by the Company of $6,252,000 after deducting transaction costs and the cost of the higher grade collateral. A nationally recognized law firm opined that the defeasance of the bonds would not adversely affect the tax exempt status.

In December 1992, again pursuant to a plan promulgated and recommended by a nationally recognized investment banking firm, the Series A bonds were converted to zero coupon status, their value enhanced by substituting zero coupon U.S.

Treasury obligations as collateral and the collateral placed in trust in exchange for the mortgage underlying the Series A bonds in a transaction similar to the sale of the Series C bonds. The Series A bonds were then sold for approximately $20,000,000. A gain was recorded equal to the proceeds received by the Company of $2,081,000 after deducting transaction costs and the cost of the higher grade collateral.

On January 8, 2004 the Company  was  notified by the  Internal  Revenue  Service
(IRS) in the form of a Section 6700 Pre-Assessment Letter that the IRS was considering assessing penalties under Section 6700 of the Internal Revenue Code as a result of the Company's organization or assistance in connection with the issuance and sale of the Series A and Series C bonds.

In general, Section 6700 of the IRS Code imposes a penalty on any person or organization who organizes or assists in organizing an entity or participates in the sale of any interest in an entity and makes or furnishes or causes another person to make or furnish a statement with respect to the allowably of any deduction, the excludability of any income which the person knows or has reason to know is false or fraudulent as to any material matter.

The penalty prescribed in Section 6700 is the lesser of 100% of the gross income derived from the activity or $1,000 for each such activity. Each entity or arrangement shall be treated as a separate activity.

If it is ultimately determined that the Company is subject to a fine that fine would be the lesser of $1,000 per activity or the gross proceeds the Company received. Effectively the fine would be calculated based upon a determination as to what constitutes an activity. The IRS has informed the Company that the Series A and C bonds were purchased by 266 individuals or entities. If the penalty is computed by considering each sale an activity the maximum exposure to the Company would be $267,000. However, neither Section 6700 nor, to the Company's knowledge, relevant authorities specify what constitutes an activity. The IRS has indicated that the $1,000 per activity should be computed in a manner other than the number of individuals who purchased the bonds however they have not indicated to the Company any basis or authority for their position. If the IRS's assertions as to the number of activities exceeds 8,333 activities then the Company believes the maximum exposure would be the total proceeds received and income recorded of $8,333,000.

The transactions which the IRS is examining involved technically complex financial and legal issues and were undertaken on the advice of and reliance on the investment banking firm, the law firms that issued the tax exempt bond legal opinions and other professionals. The Company believed in 1992 and still believes that its actions were appropriate in all respects.

The Company and the IRS are engaged in negotiations regarding settling this twelve year old matter. However, there is no assurance that any settlement will be achieved. In the absence of a settlement, the Company intends to contest the

IRS's position in court. Any litigation may be expensive and time consuming. However, if this matter is litigated the Company believes that it will prevail on the merits. Should it not prevail in this matter the Company intends to pursue actions against the professionals who advised the Company regarding the sale of the bonds.


Other
The Company has been named as a defendant in other lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
The Company held its annual meeting on December 16, 2003. At that meeting the shareholders elected three new members to the Board of Directors.



                                     PART II


ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

The Company's Common Stock is traded under the symbol "GBR" and is listed on the American Stock Exchange. The high and low closing sales prices of the Company's
Common Stock on the American Stock Exchange during the last two fiscal years, adjusted for the January 2002 stock dividend and the October 2003 stock split

                                    2003                       2002
                                High       Low              High       Low
                            ----------- ----------     ----------- ----------

   First Quarter                 $8.30       7.25          $24.50      12.50
   Second Quarter                 9.00       7.30           21.00       8.00
   Third Quarter                  8.00       4.30            9.50       7.50
   Fourth Quarter                13.00       2.60           10.00       5.50

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

The closing price on the Company's common stock on March 31, 2004, was $3.82 per share. As of March 31, 2004, there were 478 holders of record of the Company's common stock.


ITEM 6: SELECTED FINANCIAL DATA
-------------------------------

                                      2003         2002         2001        2000          1999
Operating revenue                 $   5,034    $   4,422    $  23,568    $  33,482    $  33,587
Operating expenses                    5,811        6,767       27,543        6,378       33,606
Operating profit (loss)                (777)      (2,345)      (3,975)     (10,115)         (19)

Earnings (loss) from continuing
operations before income taxes
                                  $     222    $  (2,996)   $   9,559    $ (10,115)   $     709

Income tax expense                      749        2,824         --           --

         Earnings (loss)                                                                   from
continuing                                                                            operations
                                        222       (3,745)       6,735      (10,115)         709

         Loss from
discontinued                                                                          operations
                                                  (4,628)        (317)        (508)        (627)

         NET EARNINGS                                                                    (LOSS)
                                        222       (8,373)       6,418      (10,623)          82



Earnings (loss) per common
Share-basic and diluted
                                  $    0.31    $  (23.32)   $   15.53    $  (39.17)   $  (12.33)

BALANCE SHEET DATA:
Total assets                      $  18,131    $  12,624    $  44,022    $ 102,588    $ 119,908
Long-term debt                        2,053        8,479       16,693       50,887       50,477
Total liabilities                    15,577       11,273       34,753       68,944       69,425
Preferred stock redemption           26,988       27,763
obligation
Total stockholders' equity            2,554        1,351        9,269        6,656       22,720



ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
As of March 31, 2004 the Company owns one assisted living community and leases one community in two states with total capacity of 204 residents.. In addition the Company owns one community that is operated by an independent third party with a capacity of 41 residents. The Company also owns 200 oil wells in East Texas and a 315,000 square foot outlet mall in Gainesville, Texas

Since 1996 the Company has owned, leased and operated assisted living and retirement communities throughout the United States. During that period of time the Company has both acquired and sold over seventy communities. The acquiring and disposing of its real estate assets has been an integral part of the Company's business.

During the past several years the Company's business strategy has evolved into one of focusing on the real estate component and reducing its operating activities. The Company objective is to become an investor in various entities, principally partnerships, whose intent is to acquire properties and either sell, lease or enter into joint venture agreements with third party operators with respect to these properties

Critical Accounting Policies and Estimates
The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of the Company's accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments and estimates are based upon the Company's historical experience, current trends, and information available from other sources that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Fiscal 2003 as Compared to Fiscal 2002
Revenues and Operating Expenses from Assisted Living Operations: Revenues were $4,585,000 in 2003 compared to $4,422,000 in 2002. Community operating expenses, which consist of assisted living operations expense, lease expense and depreciation and amortization, were $4,131,000 in 2003 as compared to $3,872,000 in 2002.

During the first quarter of 2002 leases held by the company for the operation of two properties were not renewed. As of May 31, 2002 one property was contributed to a partnership in which the Company has a 56% limited partnership interest. The partnership is accounted for using the equity method of accounting. On September 30, 2002 the company sold two properties and on November 1, 2002 the Company sold two subsidiaries each of whom owned an assisted living property. On November 1, 2002 the Company reacquired a property that had been previously leased to a third party.

On a same store basis for properties held for all of 2003 and 2002 Revenues were $3,587,000 in 2003 and $3,500,000 in 2002. Community operating expenses were $3,149,000 in 2003 and $3,145,000 in 2002.

Revenues and Operating Expenses from Oil & Gas Operations: The Company acquired it's oil & gas operations effective August 1, 2003. Revenues were $449,000, operating expenses were $400,000 and depletion and depreciation was $41,000.

Corporate General and Administrative Expenses: These expenses were $1,111,000 in 2003 as compared to $2,329,000 in 2002. The decrease in the corporate general and administrative expenses is primarily a result of a decrease in salaries and related payroll expenses. Due to a significant reduction in the number of Communities operated by the Company the number of employees on the corporate staff was reduced. The downsizing also resulted in an overall decrease in almost all general and administrative cost categories.

Write-off of Impaired Assets and Related Expenses: During 2002 the Company wrote down the recorded value of a property it was attempting to sell.

Interest and Dividend Income Interest and dividend income was $304,000 in 2003 as compared to $412,000 in 2002. The decrease in interest and dividend income is a result of a reduction in the notes receivable held by the Company

Interest Expenses: These expenses decreased to $705,000 in 2003 as compared to $840,000 in 2002. The decrease is due primarily to the reduction in the number of Communities.

Gain on Sale of Assets: In 2001 the Company sold a property and received proceeds of both cash and a bond bearing interest at 9.5%. The payment of both principal and interest on the bond was based exclusively on the cash flow from the property sold. For financial statement purposes the bond was valued at zero.

In August 2003 the Company exchanged the bond for 100% of Gaywood Oil and Gas LLC. Gaywood was valued by independent engineers as having a fair market value of $1,169,000 which was recorded as a gain by the Company. In September 2003 the Company sold land it was holding for $125,000 cash and recorded a loss of $111,000 on the sale.

In November 2002 the Company sold its 56% interest in MREI to Sylvia M. Gilley in exchange for a reduction of $1,120,000 owed to Ms Gilley and a one year extension on the remaining portion of the note due her of $2,255,000. The Company recorded income of $930,000.

Other Income ( Expense): Other income was $342,000 in 2003 and ($1,153,000) in 2002

Other income in 2003 includes reimbursement of a prior year insurance claim, the settlement of a lawsuit as well as settlements for certain prior year accounts payable.

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

Discontinued Operations In October 2001the Financial Accounting Standard Board issued Statement of Financial Accounting Standards #144 Accounting for the Impairment or Disposal of long Lived Assets. (SFAS #144). The Company adopted SFAS # 144 effective January 1, 2002 which resulted in a presentation of the net operating results of these qualifies properties sold in 2002 as (loss) from discontinued operations for all periods presented. During 2002 the Company disposed of six properties. Revenue for the six properties were approximately $4,698,000 in 2002. Operating expenses for the six properties were approximately $5,325,000 in 2002.

The loss on sale of these six properties in 2002 was $4,001,000which includes income tax expense of $440,000.

Fiscal 2002 as Compared to Fiscal 2001
Revenues and Operating Expenses from Assisted Living Operations: Revenues decreased to $9,120,000 in 2002 compared to $30,861,000 in 2001. Community operating expenses, which consist of assisted living operations expense, lease expense and depreciation and amortization, were $8,070,000 in 2002 as compared to $25,417,000 in 2001.

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

Overall the Company recorded revenue and expenses for 24 fewer communities 2002 than the comparable periods in the prior year. The reduction in the revenue and operating expenses for 2002 as compared to 2001 is almost entirely due to the reduction in the number of Communities owned and leased by the company

Corporate General and Administrative Expenses: These expenses were $2,329,000 in 2002 as compared to $4,875,000 in 2001. The decrease in the corporate general and administrative expenses is primarily a result of a decrease in salaries and related payroll expenses. Due to a significant reduction in the number of Communities operated by the Company the number of employees on the corporate staff was reduced. In addition salaries for members of senior management have been reduced. Also during 2001 the Company was incurring legal and professional fees with respect to a lawsuit with a preferred shareholder in addition to its customary expenses. Legal fees decreased by $155,052 in 2002 when compared to 2001.

Write-off of Impaired Assets and Related Expenses: During 2002 the Company wrote down the recorded value of a property it is attempting to sell.

Interest and Dividend Income: Interest and dividend income was $412,000 in 2002 as compared to $212,000 in 2001. The increase in interest and dividend income is a result of interest recorded on a $1,600,000 note receivable related to the Company's investment in the Corinthian Real Estate Investors L.P. in November 2001.

Interest Expense: These expenses decreased to $2,279,000 in 2001 as compared to $4,958,000 in 2000. The decrease is due primarily to the reduction in the number of Communities.

Gain on Sale of Assets: In August 2003 the Company exchanged a bond, which had a zero value for accounting purposes for 100% of Gaywood Oil & Gas LLC. Gaywood was valued by independent engineers as having a fair market value of $1,169,000 which was recorded as a gain by the Company. In September 2003 the Company sold land it was holding for $125,000 cash and recorded a loss of $111,000 on the sale

In November 2002 the Company sold it's 56% interest in MREI to Sylvia M. Gilley in exchange for a reduction of $1,120,000 owed to Ms Gilley and a one year extension on the remaining portion of the note due her of $2,255,000. The Company recorded income of $930,000.

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

Discontinued Operations: In October 2001the Financial Accounting Standard Board issued Statement of Financial Accounting Standards #144 Accounting for the Impairment or Disposal of long Lived Assets. (SFAS #144). The Company adopted SFAS # 144 effective January 1, 2002 which resulted in a presentation of the net operating results of these qualifies properties sold in 2002 as (loss) from discontinued operations for all periods presented. During 2002 the Company disposed of six properties. Revenue for the six properties were approximately $4,698,000 in 2002 and $7,293,000 in 2001. Operating expenses for the six properties were approximately $5,325,000 in 2002 and $7,610,000 in 2001.

The loss on sale of these six properties in 2002 was $4,001,000 which includes income tax expense of $440,000.

Liquidity and Capital Resources
At December 31, 2003 the Company had current assets of $3,421,000 and current liabilities of $12,328,000.

In December 2003 the Company acquired the Gainesville Outlet Mall in Gainesville, Texas. The Company paid approximately $800,000 in cash and a short term obligation to pay the seller approximately $5,571,000. The Company has negotiated long term financing and anticipates closing on or before April 30, 2004.

Also included in current liabilities is an obligation of principal and accrued interest to Sylvia Gilley, wife of the former President of the Company, for $2,580,000. The terms of this obligation are similar to that of preferred stock whereby the Company can only pay this obligation out of available earned surplus.

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

ITEM 7(A): QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------
Nearly all of the Company's debt is financed at fixed rates of interest. Therefore, the Company has minimal risk from exposure to changes in interest rates.


ITEM 8: FINANCIAL STATEMENTS
----------------------------
The financial statements required by this Item begin at page F-1 hereof.


ITEM 9:  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
     FINANCIAL DISCLOSURE
     --------------------
Effective February 5, 2004, the Company's Board of Directors engaged the Plano, Texas firm of Farmer, Fuqua& Huff, P.C. as the independent accountant to audit Greenbriar's financial statements. During the Registrant's two most recent fiscal years, and any subsequent interim period, Greenbriar did not consult with Farmer, Fuqua & Huff, PC. or any of its members about the application of accounting principles to any specified transaction or any other matter. The engagement effective February 5, 2004, of Farmer, Fuqua & Huff, P.C. as a new independent accountant for Greenbriar necessarily results in the termination or dismissal of the principal accountant which audited Greenbriar's financial statements in the past two fiscal years ended December 31, 2001 and 2002, Grant Thornton, LLP. During the Registrant's two most recent fiscal years and any subsequent interim period, Grant Thornton's report on Greenbriar's financial statements for those two years did not contain an adverse opinion or disclaimer of opinion, nor was such opinion qualified or modified as to uncertainty, audit scope or accounting principles, and no disagreement existed between the Registrant and Grant Thornton concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The decision to change accountants was approved by the Company's Audit Committee consisting of Dan Locklear, Chairman, James Huffstickler and Victor Lund.

ITEM 9(A): CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10:      DIRECTORS AND EXECUTIVE OFFICERS
----------------------------------------------

Term Expires in 2004

Gene S.  Bertcher   Mr.  Bertcher  was  elected  President  and Chief  Executive
Age 55              Officer on January 3, 2003. Mr.  Bertcher has been Executive
                    Vice President, Chief Financial Officer and Treasurer of the
                    Company since November 1989 and was a director from November
                    1989 until September 1996 and re-elected to the board in 1999. He is a certified public accountant

Roz Campisi Beadle  Ms.  Beadle  has  a  background  in  public   relations  and
Age 47              marketing.  She is self  employed  and has, in the past five years,  worked with III Forks  Restaurant and RB Ranch.  Ms.
                    Beadle  is  also  extremely  active  in  various  civic  and
                    community   services  and  is  currently  working  with  the
                    Congressional Medal of Honor Society and on the Medal of Honor Host City Committee (Gainesville, Texas, USA). Ms.
                    Beadle is a Cutting Horse breeder specializing in the registration, buying, selling and veterinary care of the breed.


James E.            Mr.  Huffstickler  is Chief  Financial  Officer of  Sunchase
Huffstickler        America, Ltd., a multi-state property management company. He
Age 61              is a graduate of the  University  of South  Carolina and has worked for Southmark Management, Inc., a nationwide real estate management company. Mr. Huffstickler is a certified public accountant.

Dan Locklear        Mr.  Locklear  is  chief   financial   officer  of  Sunridge
Age 51              Management  Group,  a real estate  management  company.  Mr.
                    Locklear has worked for Johnstown  Management Company,  Inc.
                    and Trammel Crow Company. Mr. Locklear is a certified public accountant and a licensed real estate broker in the State of
                    Texas.
Term Expires in
2005

Victor L. Lund      Mr. Lund has been a director of the Company  since 1996 when
Age 75              a  company  he  founded,   Wedgwood  Retirement  Inns,  Inc.
                    (Wedgwood), became a wholly owned subsidiary of the Company.
                    At the time the Company acquired Wedgwood, Mr. Lund was Chairman of the Board, President and CEO



Oscar Smith         Other Executive  Officers and Business  Experience Mr. Smith
Age 61              has been  Secretary of the Company since  December  2001. He has been Vice  President  of the  Company  since  June 1994.
                    Prior to  joining  the  Company  he  owned  and  operated  a multi-unit  retail and  manufacturing  business  in Norfolk,
                    Virginia..


Organization of the Board of directors The board of directors has the following committee:

                      Committee                 Members

                      Audit                     Dan Locklear - Chairman
                                                Roz Campesi Beadle
                                                James Huffstickler

                      Compensation              James E. Huffstickler, Chairman
                                                Roz Beadle
                                                Dan J. Locklear
                                                Victor L. Lund

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the
"Exchange Act"), or upon written representations received by the Company, the Company is not aware of any failure by any director, officer or beneficial owner of more than 10% of the Company's common stock to file with the Securities and Exchange Commission, on a timely basis.

ITEM 11: EXECUTIVE COMPENSATION
-------------------------------
The following tables set forth the compensation paid by the Company for services rendered  during the fiscal years ended December 31, 2003,  2002 and 2001 to the
Chief Executive  Officer of the Company and to the other  executive  officers of the Company whose total annual salary in 2003 exceeded  $100,000,  the number of options  granted  to any of  such  persons  during  2003  and the  value  of the unexercised options held by any of such persons on December 31, 2003.

                           Summary Compensation Table

                                                           Long Term Compensation-
                                                                 Number of
           Name and                                              Shares of
           Principal                                            Common Stock
           Position                             Annual          Underlying            All
                                              Compensation-      Options             Other
                                 Year           Salary                           Compensation(1)

------------------------------   ----          --------          --------          --------
Gene S. Bertcher,                2003           134,000              --            $  6,500
Chairman, President and Chief    2002            14,000              --               6.500
Executive Officer since 1/3/03   2001           155,000              --               8,000
and Chief Financial Officer
James R. Gilley,                 2002          $ 12,000              --            $  5,500
Chairman, President and Chief    2001           386,000            10,000             8,000


Executive Officer
(1) Constitutes directors' fees paid by the Company to the named individuals.

                                                     Option Grants Table
                                             (Option Grants in Last Fiscal Year)
---------------------------    -------------------    -------------------------    ------------------    -------------------


                                   Percent of
                       Number of Total Options Exercise or
                                   Securities         Granted to Employees in         Base Price             Expiration
           Name                    Underlying                Fiscal Year               Per Share                Date
                                    Options
                                    Granted
---------------------------    -------------------    -------------------------    ------------------    -------------------
                                                                          NONE
---------------------------    -------------------    -------------------------    ------------------    -------------------

                                         Aggregated Option Exercises in Last Fiscal
                                                Year and FY-End Option Values

                                                                                                 Value of Unexercised
                                                                Number of Securities                 In-the-Money
                                                               Underlying Unexercised              Options at 2002
                        Shares Acquired        Value           Options at 2002 FY-End                   FY-End
                                                               ----------------------                   ------
        Name              on Exercise        Realized        Exercisable Unexercisable        Exercisable Unexercisable

---------------------- ------------------- -------------- --------------------------------- -------------------------------

---------------------- ------------------- -------------- -------------- ------------------ -------------- ----------------
                                      NONE
---------------------- ------------------- -------------- -------------- ------------------ -------------- ----------------

Stock Option Plan
The Board of Directors administers the Company's 1997 Stock Option Plan (the "1997 Plan") and the 2000 Stock Option Plan (the "2000 Plan") each of which provides for grants of incentive and non-qualified stock options to the Company's executive officers, as well as its directors and other key employees, and consultants. Under the two Plans, options are granted to provide incentives to participants to promote long-term performance of the Company and specifically, to retain and motivate senior management in achieving a sustained increase in stockholder value. Currently, none of the Plans has a pre-set formula or criteria for determining the number of options that may be granted. The exercise price for an option granted is determined by the compensation committee, in an amount not less than 100 percent of the fair market value of the Company's common stock on the date of grant. The compensation committee reviews and evaluates the overall compensation package of the executive officers and determines the awards based on the overall performance of the Company and the individual performance of the executive officers. The Company's stock plans total 50,000 shares of common stock under the 1997 Plan and 50,000 shares of common stock under the 2000 Plan. As of March 31, 2004 options have been granted for all shares reserved under the 1997 Plan and 10,000 shares for the 2000 Plan.

Compensation of Directors
The Company pays each director a fee of $2,500 per year, plus a meeting fee of $2,000 for each board meeting attended . Performance Graph The following graph compares the cumulative total return on a $100 investment in the company's common stock on December 31, 1999 through December 31, 2003, based on the company's closing stock price on December 31, for each of those years. The same information is provided using the Standard & Poor's 500 index and for an industry peer group1.





[GRAPHIC OMITTED][GRAPHIC OMITTED]

ITEM 12:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth as of March 31, 2004, certain information with respect to all stockholders known by the company to own beneficially more than 5% of the outstanding common stock (which is the only outstanding class of securities of the company, except for Series B preferred stock, the ownership of which is immaterial), as well as information with respect to the company's common stock owned beneficially by each director, director nominee, and current executive officer whose compensation from the company in 2003 exceeded $100,000, and by all directors and executive officers as a group. Unless otherwise indicated, each of these stockholders has sole voting and investment power with respect to the shares beneficially owned. All share numbers have been adjusted to reflect the company's one for twenty-five reverse stock split at the close of business on November 30, 2001, the company's one for four stock dividend on February 4, 2002 and the Company's 2 for 1 stock split on October 20, 2003.

                                            Common Stock
                                 ------------------------------------
        Name and Address                 Number         Percent
      of Beneficial Owner                  of              of
                                         Shares          Class
-----------------------------------------------------------------

Sylvia M.  Gilley(1 & 2)                        186,884    17.7%
6211 Georgian Court
Dallas TX 75240

Victor L.  Lund(3)                              121,496    12.2%
816 NE 87th Avenue
Vancouver WA 98664

Floyd B.  Rhoades(4)                             78,023     7.7%
95 Argonaut Street
Aliso Viego CA 92656

Gene S.  Bertcher(5)                             72,811     7.3%
1755 Wittington Place
Dallas TX 75234

Warwick Summit Square, Inc..(6)                  200130    20.2%


TacCo Financial, Inc.(7)                         28,596     2.9%
One Hickory Center
1800 Valley View Lane
Dallas TX 75234

International Health Products,                    9,970     1.0%
Inc.(7)
One Hickory Center
1800 Valley View Lane
Dallas TX 75234

All executive officers and                      194,307    19.5%
directors as a group(five
persons)

(1) The shares are owned by a grantor trust for the benefit of Sylvia M. Gilley, the widow of James R. Gilley.

(2) Consists of 92,284 shares of common stock owned by JRG Investments Co., Inc., a corporation wholly owned by Sylvia M. Gilley ("JRG"); 11,000 shares of common stock owned by a grantor trust for the benefit of Sylvia M. Gilley, 53,600 shares of common stock owned of record by Mrs. Gilley options to James R. Gilley to purchase 20,000 shares of common stock at $6.90 per share exercisable through December 31, 2009; options to James R. Gilley to purchase 20,000 shares of common stock at $3.75 per share, exercisable through December 31, 2010; options to James R. Gilley to purchase 20,000 shares of common stock at $6.40 per share, exercisable through December 31, 2011;.
            The shares owned by JRG are pledged to TacCO Financial, Inc. (formerly known as Institutional Capital Corporation and more formerly known as MS Holding Corp.), a non-affiliated entity, as collateral for repayment of a promissory note payable by JRG to Institutional Capital Corporation in the remaining principal amount of $2,996,373.

(3)      Consists of 121,496 shares of common stock owned by Mr. Lund.

(4) Consists of 58,023 shares of common stock owned by Mr. Rhoades, options to Mr., Rhoades to purchase 20,000 shares of common stock at $175.00 per share, and 58 shares owned by his spouse. Mr. Rhoades disclaims beneficial ownership of shares owned by his spouse.

(5)      Consists of 72,811 shares of common stock owned by Mr. Bertcher

(6) Consists of 200130 shares of common stock owned by Warrick Summit Square, Inc (Warrick).

(7) Based on a Schedule 13D, dated March 17, 2004, filed by each of these entities and by Gene E. Phillips, each of these entities owns of record the number of shares set forth for such entity in the table above and each of such entities and Mr. Phillips acknowledge they filed such Schedule 13D as a "group". According to the Schedule 13D, TacCo Financial, Inc. may be deemed to beneficially own 28,596 shares. and International Health Products, Inc. may be deemed to beneficially own 9,970 shares. The Schedule 13D further indicates that Warrick has a note payable to a subsidiary of TacCo Financial, Inc. in the amount of $1,752,984.The note is secured by a pledge of all the outstanding shares of Warwick .


ITEM 13:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions
The following paragraphs describe certain transactions between the company and any stockholder beneficially owning more than 5% of the outstanding common stock, the executive officers and directors of the company and members of the immediate family or affiliates of any of them, which occurred since the beginning of the 1999 fiscal year.

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

The Company owned a 56% interest in a partnership, which owned two assisted living communities in Oklahoma. The partnership leased the two communities to an independent third party for three years and entered into a future sales contract that obligated the lessee to purchase the two communities at the end of the lease. If the transaction were completed as planned the Company would receive $1,120,000 for its 56% interest. To reduce its debt the Company entered into an agreement with Sylvia Gilley to transfer its 56% interest to the Sylvia Gilley in exchange for a reduction in the debt of $1,120,000, which reduced its obligation to Sylvia Gilley to $2,255,000.

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

ITEM 14:      PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
Farmer, Fuqua & Huff's fees for our 2003 annual audit and review of interim financial statements is estimated to be $40,000.

All Other Fees
Grant Thornton's fees for all other professional services rendered to the Company during 2003 were $136,783, including audit related services of $94,259 and non-audit services of $42,524. Audit related services included fees for statutory audits, lender required audits and accounting consultations. Non-audit services included fees for tax preparation and tax consultations.

Audit Committee
Under the Sarbanes-Oxley Act of 2002 (the "SO Act"), and the rules of the Securities and Exchange Commission (the "SEC"), the Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditor. The purpose of the provisions of the SO Act and the SEC rules for the Audit Committee role in retaining the independent auditor is two-fold. First, the authority and responsibility for the appointment, compensation and oversight of the auditors should be with directors who are independent of management. Second, any non-audit work performed by the auditors should be reviewed and approved by these same independent directors to ensure that any non-audit services performed by the auditor do not impair the independence of the independent auditor. To implement the provisions of the SO Act, the SEC issued rules specifying the types of services that an independent may not provide to its audit client, and governing the Audit Committee's administration of the engagement of the independent auditor. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor's independence. Accordingly, the Audit Committee has adopted a pre-approval policy of audit and non-audit services (the "Policy"), which sets forth the procedures and conditions pursuant to which services to be performed by the independent auditor are to be pre-approved. Consistent with the SEC rules establishing two different approaches to pre-approving non-prohibited services, the Policy of the Audit Committee covers Pre-approval of audit services, audit-related services, international administration tax services, non-U.S. income tax compliance services, pension and benefit plan consulting and compliance services, and U.S. tax compliance and planning. At the beginning of each fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and the approve or reject each service, taking into account whether services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. Typically, in addition to the generally pre-approved services, other services would include due diligence for an acquisition that may or may not have been known at the beginning of the year. The Audit Committee has also delegated to any member of the Audit Committee designated by the Board or the financial expert member of the Audit Committee responsibilities to pre-approve services to be performed by the independent auditor not exceeding $25,000 in value or cost per engagement of audit and non-audit services, and such authority may only be exercised when the Audit Committee is not in session.



                                     PART IV

ITEM 15:      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)               The following documents are filed as a part of the report:

(1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and the Report of Independent Public
                  Accountants therein are filled as part of this Report on Form
                  10-K:

                  Report of Farmer, Fuqua & Huff, P.C......................F-1
                  Report of Grant Thornton, LLP............................F-1a
                  Consolidated Balance Sheets..............................F-2
                  Consolidated Statement of Operations.....................F-4
                  Consolidated Statement of Changes in Stockholders' EquityF-5
                  Consolidated Statements of Cash Flows....................F-6
                  Notes to Consolidated Financial Statements...............F-8

(2)......FINANCIAL STATEMENT SCHEDULES: Other financial statement schedules have been omitted because the information required to be set forth therein is not applicable, is immaterial or is shown in the consolidated financial statements or notes thereto.



(b) REPORTS ON FORM 8-K: The Company did not file any reports on Form 8-K during the quarterly period ended December 31, 2002.

(c) Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

         Exhibit
         Number         Description of Exhibit
         -------------- --------------------------------------------------------------------------------------------
         2.1.1          Stock Purchase Agreement between Villa Residential Care Homes, Inc., William A. Shirley,
                        Jr. and Greenbriar Corporation ("Registrant") (filed as Exhibit 2.1.1 to Registrant's Form
                        8-K Current Report on January 13, 1998 and incorporated herein by this reference).
         2.1.2          Exchange Agreement between Villa Residential Care Homes-Corpus Christi South, L.P. and
                        Greenbriar Corporation ("Registrant") (filed as Exhibit 2.1.2 to Registrant's Form 8-K
                        Current Report on January 13, 1998 and incorporated herein by this reference).
         2.1.3          Exchange Agreement between Villa Residential Care Homes-Granbury, L.P. and Greenbriar
                        Corporation ("Registrant") (filed as Exhibit 2.1.3 to Registrant's Form 8-K Current Report
                        on January 13, 1998 and incorporated herein by this reference).
         2.1.4          Exchange Agreement between Villa Residential Care Homes-Oak Park, L.P. and Greenbriar
                        Corporation ("Registrant") (filed as Exhibit 2.1.4 to Registrant's Form 8-K Current Report
                        on January 13, 1998 and incorporated herein by this reference).
         2.1.5          Exchange Agreement between Villa Residential Care Homes-Fort Worth East, L.P. and
                        Greenbriar Corporation ("Registrant") (filed as Exhibit 2.1.5 to Registrant's Form 8-K
                        Current Report on January 13, 1998 and incorporated herein by this reference).
         2.1.6          Exchange Agreement between William A. Shirley, Jr., Lucy M. Brody and C. Kent Harrington
                        and Greenbriar Corporation ("Registrant") (filed as Exhibit 2.1.6 to Registrant's Form 8-K
                        Current Report on January 13, 1998 and incorporated herein by this reference).
         2.1.7          Certificate of Decrease in Authorized and Issued Shares
                        dated November 27, 2001, and filed with the State of
                        Nevada on November 30, 2001.
         2.2.1          Stock Purchase Agreement between Lone Star Opportunity Fund, L.P. and Greenbriar
                        Corporation ("Registrant") filed as Exhibit 2.2.1 of Registrant's Form 10-KSB for the year ended December 31, 1997.
         2.2.4          Form of Registration Rights Agreement between Registrant
                        and Lone Star Opportunity Fund, L.P. as regards
                        1,400,000 shares of Registrant's Series F Senior
                        Convertible Preferred Stock and 800,000 shares of
                        Registrant's Series G Senior Non-Voting Preferred Stock
                        filed as Exhibit 2.2.4 of Registrant's Form 10-KSB for
                        the year ended December 31, 1997.
         2.2.5          Agreement between Lone Star Opportunity Fund, L.P. and
                        Registrant regarding certain minimum values of
                        Registrant's stock filed as Exhibit 2.2.5 of
                        Registrant's Form 10-KSB for the year ended December 31,
                        1997.
         3.1            Articles of Incorporation of Medical Resource Companies
                        of America ("Registrant") (filed as Exhibit 3.1 to
                        Registrant's Form S-4 Registration Statement,
                        Registration No. 33-55968, and incorporated herein by
                        this reference).
         3.1.1          Restated Articles of Incorporation of Greenbriar Corporation.
         3.2            Bylaws of Registrant (filed as Exhibit 3.2 to Registrant's Form S-4 Registration
                        Statement, Registration No. 33-55968, and incorporated herein by this reference).
         3.2.1          Amendment to Section 3.1 of the Bylaws of Registrant adopted upon approval of the Merger
                        (filed as Exhibit 3.2.1 to Registrant's Form S-4 Registration Statement, Registration No.
                        33-55968, and incorporated herein by this reference).
         3.3            Certificate of Decrease in Authorized and Issued Shares.
         4.1.2          Certificate of Designations, Preferences and Rights of
                        Preferred Stock dated May 7, 1993, relating to
                        Registrant's Series B Preferred Stock (filed as Exhibit
                        4.1.2 to Registrant's Form S-3 Registration Statement,
                        Registration No. 33-64840, and incorporated herein by
                        this reference.
         4.1.4          Certificate of Designations, Preferences and Rights of
                        Preferred Stock dated March 15, 1996, relating to
                        Registrants' Series D Preferred Stock.
         4.1.6          Certificate of Voting Powers, Designations, Preferences
                        and Rights of Registrant's Series F Senior Convertible
                        Preferred Stock dated December 31, 1997, filed as
                        Exhibit 2.2.2 of Registrant's Form 10-KSB for the year
                        ended December 31, 1997.
         4.1.7          Certificate of Voting Powers, Designations, Preferences
                        and Rights of Registrant's Series G Senior Non-Voting
                        Convertible Preferred Stock dated December 31, 1997,
                        filed as Exhibit 2.2.3 of Registrant's Form 10-KSB for
                        the year ended December 31, 1997.
         10.3.2         Form of $62,500 Promissory Note dated December 27, 1991
                        payable to Registrant by Gene S. Bertcher representing
                        the purchase price for 250,000 shares (50,000 post
                        December 1995 shares) of Registrant's Common Stock
                        (filed as Exhibit 10.3.2 to Registrant's Form S-4
                        Registration Statement, Registration No. 33-55968, and
                        incorporated herein by this reference).
         10.3.3         Form of Renewal of Promissory Note dated October 14,
                        1992 extending the maturity date of the Promissory Note
                        referenced in Exhibit 10.3.2 (filed as Exhibit 10.3.3 to
                        Registrant's Form S-4 Registration Statement,
                        Registration No. 33-55968, and incorporated herein by
                        this reference).
         10.3.4         Form of Security Agreement - Pledge (Non-recourse)
                        between Gene S. Bertcher and Registrant securing the
                        Promissory Note referenced in Exhibit 13.3.2. (Filed as
                        Exhibit 10.3.4 to Registrant's Form S-4 Registration
                        Statement, Registration No. 33-55968, and incorporated
                        herein by this reference).







         10.4           Form of Umbrella Agreement between Greenbriar Corporation, James R. Gilley and Jon Harder,
                        Sunwest Management, Inc. et al.
         10.4.2         Form of $75,000 Promissory Note dated October 12, 1992
                        payable to Registrant by Robert L. Griffis representing
                        the purchase price for 150,000 shares (30,000 post
                        December 1995 shares) of Registrant's Common Stock
                        (filed as Exhibit 10.4.2 to Registrant's Form S-4
                        Registration Statement, Registration No. 33-55968, and
                        incorporated herein by this reference).
         10.4.3         Form of Security Agreement - Pledge (Non-recourse)
                        between Registrant and Robert L. Griffis securing the
                        Promissory Note referenced in Exhibit 10.4.2 (filed as
                        Exhibit 10.4.3 to Registrant's Form S-4 Registration
                        Statement, Registration No. 33-55968, and incorporated
                        herein by this reference).
         10.6.1         Form of Stock Option to purchase 100,000 shares (20,000
                        post December 1995 shares) of Registrant's Common Stock
                        issued to Oscar Smith on October 1, 1992 (filed as
                        Exhibit 10.6.1 to Registrant's Form S-4 Registration
                        Statement, Registration No. 33-55968, and incorporated
                        herein by this reference).
         10.6.2         Form of $50,000 Promissory Note dated October 1, 1992
                        payable to Registrant by Oscar Smith representing the
                        purchase price for 100,000 shares (20,000 post December
                        1995 shares) of Registrant's Common Stock (filed as
                        Exhibit 10.6.2 to Registrant's Form S-4 Registration
                        Statement, Registration No. 33-55968, and incorporated
                        herein by this reference).
         10.6.3         Form of Security Agreement - Pledge (Non-recourse)
                        between Registrant and Oscar Smith securing the
                        Promissory Note referenced in Exhibit 10.6.2 (filed as
                        Exhibit 10.6.3 to Registrant's Form S-4 Registration
                        Statement, Registration No. 33-55968, and incorporated
                        herein by this reference).
         10.7.1         Form of Stock Option to purchase 80,000 shares (16,000
                        post December 1995 shares) of Registrant's Common Stock
                        issued to Lonnie Yarbrough on October 12, 1992 (filed as
                        Exhibit 10.7.1 to Registrant's Form S-4 Registration
                        Statement, Registration No. 33-55968, and incorporated
                        herein by this reference).
         10.7.2         Form of $40,000 Promissory Note dated October 12, 1992
                        payable to Registrant by Lonnie Yarbrough representing
                        the purchase price for 80,000 shares (16,000 post
                        December 1995 shares) of Registrant's Common Stock
                        (filed as Exhibit 10.7.2 to Registrant's Form S-4
                        Registration Statement, Registration No. 33-55968, and
                        incorporated herein by this reference).
         10.7.3         Form of Security Agreement - Pledge (non-recourse)
                        between Registrant and Lonnie Yarbrough securing the
                        Promissory Note referenced in Exhibit 10.7.2 (filed as
                        Exhibit 10.7.3 to Registrant's Form S-4 Registration
                        Statement, Registration No. 33-55968, and incorporated
                        herein by this reference).
         10.9.6         Form of $62,500 promissory note dated December 29, 1994,
                        payable to Registrant by L.A. Tuttle representing the
                        purchase price of 50,000 shares (10,000 post December
                        1995 shares) of Registrant's Common Stock (filed as
                        Exhibit 10.9.6 to Registrant's Form 10-KSB for the year
                        ended December 31, 1994).
         10.9.7         Form of Security Agreement-Pledge between Registrant and
                        L.A. Tuttle securing the promissory note reference in
                        Exhibit 10.9.6 (filed as Exhibit 10.9.7 to Registrant's
                        Form 10-KSB for the year ended December 31, 1994).
         10.13.1        Registrant's 1992 Stock Option Plan (filed as Exhibit
                        10.13 to Registrant's Form S-4 Registration Statement,
                        Registration No. 33-55968, and incorporated herein by
                        this reference).
         10.13.2        Registrant's 1997 Stock Option Plan  (filed as Exhibit 4.1 to Registrant's Form S-8
                        Registration Statement, Registration No. 333-33985 and incorporated herein by this reference).
         10.13.3        Registrant's 2000 Stock Option Plan (filed as Exhibit 4.1 to Registrant's Form S-8
                        Registration Statement, Registration No. 333-50868 and incorporated herein by this reference).
         10.21.1        Extended and Consolidated Promissory Note in the principal amount of $5,700,000 dated effective May 23, 1992 payable by JRG Investment Co., Inc. to M.S. Holding Co. Corp.
                        (filed as Exhibit 10.22.1 to Registrant's Form S-4 Registration Statement, Registration
                        No. 33-55968, and incorporated herein by this reference).
         10.22.2        Extended and Consolidated Pledge Agreement dated effective May 23, 1992 between JRG
                        Investment Co., Inc. and M.S. Holding Co. Corp. securing the Note referenced in Exhibit
                        10.22.1 (filed as Exhibit 10.22.2 to Registrant's Form S-4 Registration Statement,
                        Registration No. 33-55968, and incorporated herein by this reference).
         10.22.3        Pledge Agreement dated as of May 23, 1992 between James R. Gilley and M.S. Holding Co.
                        Corp. (filed as Exhibit 10.22.3 to Registrant's Form S-4 Registration Statement,
                        Registration No. 33-55968, and incorporated herein by this reference).
         10.22.4        Irrevocable Proxy from James R. Gilley to M.S. Holding Co. Corp. relating to shares of capital stock of JRG Investment Co., Inc. (filed as Exhibit 10.22.4 to Registrant's Form
                        S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).
         10.22.5        Blank Assignment and Power of Attorney signed by JRG Investment Co., Inc. relating to
                        482,000 (96,400 post December 1995 shares) shares of Registrant's Common Stock (filed as
                        Exhibit 10.22.5 to Registrant's Form S-4 Registration Statement, Registration No.
                        33-55968, and incorporated herein by this reference).
         10.22.6        Blank Assignment and Power of Attorney signed by JRG Investment Co., Inc. relating to
                        1,268,000 shares (236,600 post December 1995 shares) of Registrant's Common Stock (filed as Exhibit 10.22.6 to Registrant's Form S-4 Registration Statement, Registration No.
                        33-55968, and incorporated herein by this reference).
         10.22.7        Three Blank Assignments and Powers of Attorney signed by JRG Investment Co., Inc., each relating to 600,000 shares (120,000 post December 1995 shares) of Registrant's Common
                        Stock (filed as Exhibit 10.22.7 to Registrant's Form S-4 Registration Statement,
                        Registration No. 33-55968, and incorporated herein by this reference).
         10.22.8        Blank Assignment and Power of Attorney signed by JRG Investment Co., Inc. relating to
                        2,281,818 shares of Registrant's Common Stock (filed as Exhibit 10.22.8 to Registrant's
                        Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).
         10.22.9        Blank Assignment and Power of Attorney signed by JRG Investment Co., Inc. relating to
                        905,557 shares of Registrant's Series A Preferred Stock (filed as Exhibit 10.22.9 to
                        Registrant's Form S-4 Registration Statement, Registration No. 33-55968, and incorporated herein by this reference).
         10.37          Employment Agreements dated December 31, 1996
         10.37.1        Modified Employment Contract between the Company and James R. Gilley
         10.37.2        Modified Employment Contract between the Company and Gene S. Bertcher
         10.38          Stock Purchase Warrant dated December 31, 1996 between registrant and The April Trust
         10.39          Portfolio Divestiture Agreement between certain subsidiaries of the Company, the Company,
                        Health Care REIT and HCRI Texas Properties, Ltd.
         14*            Code of Ethics for Senior Financial Officers
         16.1           Letter from Grant Thornton, LLP agreeing with statements filed with the Company's Form
                        8-K, dated February 9, 2004 and incorporated herein by reference.
         21.1*          Subsidiaries of Registrant.
         23.1*          Consent of Farmer, Fuqua & Hunt, P.C.
         23.2*          Consent of Grant Thornton, LLP
         31.1*          Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule
                        13a-14(a) or Rule 15d-14(a)
         32.1*          Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule
                        13a-14(b), 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002
         99.1           Press Release regarding a pre-assessment letter from the
                        Internal Revenue Service dated January 8, 2004, filed
                        with the Company's Form 8-K on January 8, 2004, and
                        incorporated herein by reference.
          *           Filed herewith.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act"), the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized

                          GREENBRIAR ORPORATION


April 11, 2003        by:    /s/ Gene S. Bertcher
                          Gene S. Bertcher, President, Chief Executive Officer\
                           and Chairman of the Board
                          of Directors


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      April 11, 2003             ____/s/ Gene S. Bertcher___________
                                     --------------------
                                      Gene S. Bertcher, President, Chief
                                      Executive Officer and Director
      April 11, 2003             ___/s/ Roz Campesi Beadle________
                                    ----------------------
                                      Roz Campesi Beadle, Director
      April 11, 2003             ___/s/ James Huffstickler__________
                                      James Huffstickler, Director
      April 11, 2003             ___/s/ Dan Locklear______________
                                      Dan Locklear, Director
      April 11, 2003             ___/s/ Victor Lund_______________
                                      Victor. Lund, Director

               Report of Independent Certified Public Accountants




Board of Directors and Stockholders
Greenbriar Corporation


We have audited the accompanying consolidated balance sheet of Greenbriar Corporation (a Nevada corporation) and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenbriar Corporation and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note P to the consolidated financial statements, the Company was notified by the Internal Revenue Service of potential penalties that may be assessed against the Company as a result of the sale of certain bonds in 1992. The Company is currently in discussions with the Internal Revenue Service to resolve the matter. The Company cannot predict the outcome of these discussions, nor the ultimate amount of penalties, if any, which may be assessed. This condition raises substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ FARMER, FUQUA & HUFF, P.C.

Plano, Texas
April 13, 2004

               Report of Independent Certified Public Accountants




Board of Directors and Stockholders
Greenbriar Corporation


We have audited the accompanying consolidated balance sheet of Greenbriar Corporation (a Nevada corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenbriar Corporation and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note O to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."


/s/ GRANT THORNTON, LLP

Dallas, Texas
March 18, 2003





                     Greenbriar Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                  December 31,



                   ASSETS                                          2003        2002
                                                                 --------    --------
CURRENT ASSETS
    Cash and cash equivalents                                    $    688    $    661
    Accounts receivable - trade                                       100          22
    Notes receivable                                                2,435       1,238
    Other current assets, net                                         198         323
                                                                 --------    --------

               Total current assets                                 3,421       2,244

NOTES RECEIVABLE, from sale of properties                           4,107       7,997
    Less deferred gains                                            (3,720)     (6,127)
                                                                 --------    --------
                                                                      387       1,870

PROPERTY AND EQUIPMENT, AT COST
    Land and improvements                                           2,758         678
    Buildings and improvements                                      9,410       6,850
    Equipment and furnishings                                       1,317       1,387
    Proven oil and gas properties (full cost method)                1,361        --
                                                                 --------    --------
                                                                   14,846       8,915
    Less accumulated depreciation, depletion, and amortization     (2,233)     (2,282)
                                                                 --------    --------
                                                                   12,613       6,633

DEFERRED INCOME TAX BENEFIT                                         1,161       1,161

DEPOSITS                                                              232         311

OTHER ASSETS, NET                                                     317         405
                                                                 --------    --------

                                                                 $ 18,131    $ 12,624
                                                                 ========    ========





                     Greenbriar Corporation and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                  (Amounts in thousands, except share amounts)

                                  December 31,



    LIABILITIES AND STOCKHOLDERS' EQUITY                          2003        2002
                                                                --------    --------
CURRENT LIABILITIES
    Current maturities of long-term debt, including amounts
       To related parties of $2,783,000                         $  4,690    $    113
    Current notes payable                                          5,571        --
    Accounts payable - trade                                         503         405
    Accrued expenses                                                 633         367
    Other current liabilities                                        931         668
                                                                --------    --------

               Total current liabilities                          12,328       1,553

LONG-TERM DEBT 2,053                                               8,479

INVESTMENT IN AFFILIATE                                             --            46

DEFERRED GAIN                                                        740         740

OTHER LONG-TERM LIABILITIES                                          456         455
                                                                --------    --------

               Total liabilities                                  15,577      11,273

CONTINGENCIES                                                       --          --

STOCKHOLDERS' EQUITY
    Preferred stock (liquidation value of $100)                        1           1
    Common stock, $.01 par value; authorized, 4,000,000
       shares; issued and outstanding, 977,000 shares in 2003
       and 688,000 in 2002                                            10           7
    Additional paid-in capital                                    55,966      54,988
    Accumulated deficit                                          (53,423)    (53,645)
                                                                --------    --------

                                                                   2,554       1,351
                                                                --------    --------

                                                                $ 18,131    $ 12,624
                                                                ========    ========



                   The accompanying notes are an integral part
                              of these statements.





                     Greenbriar Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except share amounts)

                             Year ended December 31,


                                                                 2003        2002        2001
                                                               --------    --------    --------
Revenue
    Assisted living operations                                 $  4,585    $  4,422    $ 23,568
    Oil and gas operations                                          449        --          --
                                                               --------    --------    --------
                                                                  5,034       4,422      23,568
                                                               --------    --------    --------

Operating expenses
    Assisted living operations                                    2,522       2,233      15,006
    Oil and gas operations                                          400        --          --
    Lease expense 1,412                                           1,618       2,391
    Depreciation, depletion, and amortization                       331         321       2,035
    Termination of employment contracts                            --          --         1,349
    General and administrative                                    1,111       2,329       4,875
    Management fees                                                  35        --          --
    Write-down of assets                                           --           266       1,887
                                                               --------    --------    --------
                                                                  5,811       6,767      27,543
                                                               --------    --------    --------

                  Operating loss                                   (777)     (2,345)     (3,975)

Other income (expense)
    Interest and dividend income                                    304         412         212
    Interest expense                                               (705)       (840)     (3,280)
    Net gain on sale of assets                                    1,058         930        --
    Other income (expense), net                                     342      (1,153)     16,602
                                                               --------    --------    --------
                                                                    999        (651)     13,534
                                                               --------    --------    --------

                  Earnings (loss) before income taxes               222      (2,996)      9,559

Income tax expense                                                 --           749       2,824
                                                               --------    --------    --------

                  Earnings (loss) from continuing operations        222      (3,745)      6,735

Discontinued operations
    Loss from operations                                           --          (627)       (317)
    Loss on disposal, including taxes of $440                      --        (4,001)       --
                                                               --------    --------    --------

                  Loss from discontinued operations                --        (4,628)       (317)
                                                               --------    --------    --------

                  NET EARNINGS (LOSS)                               222      (8,373)      6,418

Preferred stock dividend requirement                               --            (4)       (160)
                                                               --------    --------    --------

Net earnings (loss) allocable to common stockholders           $    222    $ (8,377)   $  6,258
                                                               ========    ========    ========



                   The accompanying notes are an integral part
                              of these statements.



                     Greenbriar Corporation and Subsidiaries

                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
                  (Amounts in thousands, except share amounts)

                             Year ended December 31,


                                                             2003          2002           2001
                                                        -----------   -----------    -----------
Basic and diluted earnings (loss) per share
    Continuing operations                               $       .31   $     (4.88)   $      8.15
    Discontinued operations                                    --           (6.79)          (.39)
                                                        -----------   -----------    -----------

                  Net earnings (loss) per share         $       .31   $    (11.67)   $      7.76
                                                        ===========   ===========    ===========


Weighted average number of common shares outstanding:
    Basic and diluted
                                                            706,000       718,000        806,000



















                  The accompanying notes are an integral part
                              of these statements.




                     Greenbriar Corporation and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)



                                                       Preferred stock         Common stock
                                                   --------------------    --------------------
                                                    Shares      Amount      Shares      Amount
                                                   --------    --------    --------    --------

Balance at January 1, 2001                            2,521         254         730           7

    Accretion of redemption obligation -
       preferred stock                                 --          --          --          --
    Conversion of preferred stock to
       common stock                                  (1,845)       (185)        106           1
    Conversion of preferred stock
       to debt                                         (675)        (68)       --          --
    Dividends on preferred stock                       --          --          --          --
    Common stock acquired                              --          --          (118)         (1)
    Net earnings                                       --          --          --          --
                                                   --------    --------    --------    --------

Balance at December 31, 2001                              1           1         718           7

    Write-off of stock purchase notes receivable       --          --           (30)       --
    Dividend on preferred stock                        --          --          --          --
    Other                                              --          --          --          --
    Stock purchase notes receivable reclassified
       as a reduction of related party debt            --          --          --          --
    Net loss                                           --          --          --          --
                                                   --------    --------    --------    --------

Balance at December 31, 2002                              1           1         688           7

    Dividend on preferred stock                        --          --          --          --
    Conversion of obligation to common stock           --          --            23        --
    Common stock acquired                              --          --            (5)       --
    Common stock issued                                --          --           271           3
    Net earnings                                       --          --          --          --
                                                   --------    --------    --------    --------

Balance at December 31, 2003                              1    $      1         977    $     10
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





                     Greenbriar Corporation and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)


                                                                            Stock
                                                  Additional               purchase
                                                   paid in   Accumulated    notes
                                                   capital      deficit   receivable    Total
                                                   --------    --------    --------    --------

Balance at January 1, 2001                           60,288     (51,526)     (2,367)      6,656

    Accretion of redemption obligation -
       preferred stock                                 (179)       --          --          (179)
    Conversion of preferred stock to
       common stock                                     184        --          --          --
    Conversion of preferred stock
       to debt                                       (3,307)       --          --        (3,375)
    Dividends on preferred stock                       --          (160)       --          (160)
    Common stock acquired                               (90)       --          --           (91)
    Net earnings                                       --         6,418        --         6,418
                                                   --------    --------    --------    --------

Balance at December 31, 2001                         56,896     (45,268)     (2,367)      9,269

    Write-off of stock purchase notes receivable     (1,908)       --         1,905          (3)
    Dividend on preferred stock                        --            (4)       --            (4)
    Other                                              --          --            12          12
    Stock purchase notes receivable reclassified
       as a reduction of related party debt            --          --           450         450
    Net loss                                           --        (8,373)       --        (8,373)
                                                   --------    --------    --------    --------

Balance at December 31, 2002                         54,988     (53,645)       --         1,351

    Dividend on preferred stock                        --          --          --          --
    Conversion of obligation to common stock           --          --          --          --
    Common stock acquired                                (9)       --          --            (9)
    Common stock issued                                 987        --          --           990
    Net earnings                                       --           222        --           222
                                                   --------    --------    --------    --------

Balance at December 31, 2003                       $ 55,966    $(53,423)   $   --      $  2,554
                                                   ========    ========    ========    ========




                     Greenbriar Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)





                                                               Year ended December 31,
                                                          --------------------------------
                                                            2003        2002        2001
                                                          --------    --------    --------
Cash flows from operating activities
    Net earnings (loss)                                   $    222    $ (8,373)   $  6,418
    Adjustments to reconcile net earnings (loss) to net
       cash provided by (used in) operating activities
          Depreciation and amortization                        330         321       2,329
          (Gain) loss from affiliate                          (131)        612        --
          (Gain) loss on sale of properties                 (1,058)      3,561     (16,635)
          Employment contract termination                     --          --         1,349
          Write down of impaired assets                       --           266       1,887
          Deferred income taxes                               --         1,189       2,400
          Changes in operating assets and liabilities
                Accounts receivable - trade                    (45)        395         252
                Other current and noncurrent assets            174        (927)        809
                Accounts payable and other liabilities          22        (929)     (1,391)
                                                          --------    --------    --------

                  Net cash provided by (used in)
                    operating activities                      (486)     (3,885)     (2,582)

Cash flows from investing activities
    Purchase of property and equipment                      (1,225)       (285)    (24,294)
    Net repayment of notes receivable                          334        --          --
    Proceeds from sale of investments                         --         1,098        --
    Purchase of investments                                   --          --        (1,098)
    Proceeds from sales of properties                          126       7,460      33,550
                                                          --------    --------    --------

                   Net cash provided by (used in)
                      investing activities                    (765)      8,273       8,158


                   The accompanying notes are an integral part
                              of these statements.



                     Greenbriar Corporation and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                             (Amounts in thousands)





                                                                                  Year ended December 31,
                                                                      ---------------------------------------------
                                                                2003        2002        2001
                                                              --------    --------    --------

Cash flows from financing activities
    Proceeds from common stock issuance                            792        --          --
    Proceeds from borrowings                                       500       1,730      15,788
    Payments on debt                                               (90)     (6,699)    (18,045)
    Distributions from equity partnership's
       financing cash flow                                          85        --          --
    Dividends on preferred stock                                  --            (4)       (160)
    Repurchase of common stock                                      (9)       --          --
    Extinguishment of preferred stock redemption obligation       --          --        (4,200)
                                                              --------    --------    --------

                Net cash provided by (used in)
                   financing activities                          1,278      (4,973)     (6,617)
                                                              --------    --------    --------

                Net increase (decrease) in cash
                   and cash equivalents                             27        (585)     (1,041)

Cash and cash equivalents at beginning of year                     661       1,246       2,287
                                                              --------    --------    --------

Cash and cash equivalents at end of year                      $    688    $    661    $  1,246
                                                              ========    ========    ========

                     Greenbriar Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations
     --------------------

     Greenbriar Corporation, its subsidiaries and affiliates (the "Company") is principally a real estate company which owns or leases retirement specific real estate and an outlet shopping mall. In addition the Company owns oil and gas leases. The Company strives to enhance the value of these properties by proper operations and marketing. The Company can then, if it wishes, sell or lease the properties at their appreciated value.

     As of December 31, 2003, the Company owns or leases three retirement communities in three states. The Company operates two of the retirement communities with a capacity of 162 residents and leases one community to a third party. The Company owns an outlet shopping mall in Gainesville, Texas with approximately 315,000 square feet of retail space available for lease. In addition the Company owns approximately 200 oil wells in East Texas. These are low production wells with maximum production limits of 20 barrels of oil per day. As of March 31, 2004 there are 50 wells in operation.

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

     Impairment of Notes Receivable
     ------------------------------

     Notes receivable are identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the note agreements. The accrual of interest is discontinued on such notes, and no income is recognized until all past due amounts of principal and interest are recovered in full. No notes were deemed to be impaired at December 31, 2002 and 2003.

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

     Options were granted at market during 2003 and 2001, are exercisable immediately, and expire 5 and 10 years from date of grant, respectively.

     SFAS 123 requires disclosure of pro forma net earnings (loss) and pro forma net earnings (loss) per share as if the fair value method had been applied in measuring compensation cost for stock-based awards.


     Reported and pro forma net earnings (loss) and net earnings (loss) per share amounts are set forth below (in thousands, except per share data):

                                                        2003       2002       2001
                                                       -------    -------    -------
Net earnings (loss) allocable to common stockholders
     As reported                                       $   222    $(8,377)   $ 6,258
     Deduct:  total stock-based compensation under
         fair value based method for all awards            (43)      (464)      (369)
                                                       -------    -------    -------

     Pro forma                                         $   179    $(8,841)   $ 5,889
                                                       =======    =======    =======

Net earnings (loss) per share
     As reported                                       $   .31    $(11.67)   $  7.76
     Pro forma                                         $   .25    $(12.31)   $  7.31


     The fair value of these options was estimated at the date of grant during 2003 and 2001 using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividends; expected volatility of 20 percent in 2003, and 317 percent in 2001; risk-free interest rates of
     4.24 percent for 2003, 5.0 percent for 2001; and weighted average expected lives of 5 years for 2003 and 6.8 years for 2001.

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES -
     Continued

     Earnings (Loss) Per Common Share
     --------------------------------

     Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In 2003, 2002 and 2001, stock options for approximately 140,000, 280,000, and 280,000 shares, respectively, were excluded from diluted shares outstanding because their effect was anti-dilutive.

     Investment in Affiliate
     -----------------------

     The Company accounts for its investment in affiliate, in which it is a limited partner, by the equity method of accounting.

     Stock Split and Stock Dividend
     ------------------------------

     The Company declared a one-for-twenty-five reverse stock split effective December 1, 2001. Due to the reduced stock float available in the public market, the Company declared a twenty-five percent stock dividend to stockholders of record on January 25, 2002 and a two-for-one stock split on October 31, 2003. All share data has been restated to give effect to the stock split and stock dividend.

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

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES -
     Continued


     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. .

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

     In December 2003, the FASB issued a revised FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements." For certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after March 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before January 1, 2004. Our determination is that the adoption of the provisions of FIN 46 will not have a material impact upon our financial condition or results of operations.



NOTE B - CASH FLOW INFORMATION

     Supplemental information on cash flows is as follows (in thousands):

                                                              Year ended December 31,
                                                             ------------------------
                                                             2003     2002     2001
                                                             ------   ------   ------

Interest paid                                                $  515   $2,215   $4,958
Income taxes paid                                              --        129       82

Noncash investing and financing activities (in thousands):
   Assets transferred in settlement of preferred stock
       redemption obligations, net of mortgage loans
       of $36,981                                              --       --      6,837
   Notes received from sale of assets                          --      1,050    6,400
   Note given in connection with purchase of
       property by affiliated partnership                      --       --      1,600
   Notes given in connection with purchase of property        5,804     --       --
   Common stock received in payment of note receivable         --       --         80
   Common stock received in settlement of preferred stock
       obligation                                              --       --         11
   Common stock issued in connection with satisfaction
       of note to executive officer                             198     --       --
   Purchase of oil and gas property in exchange
       for note receivable                                    1,169     --       --



NOTE C - DEFERRED GAINS ON SALE OF PROPERTY

     As a result of the sale of two communities in 2001 the Company holds tax-exempt notes for a total of $4,030,000 bearing interest at 9.5%. The notes mature on April 1, 2032, and August 1, 2031 respectively.

     The repayment of the notes is limited to the cash flow of the respective properties either from operations, refinancing or sale. The Company has deferred gains in the amount of $3,720,000 and $6,127,000 in 2003 and 2002, respectively. The deferred gains and interest income will be recognized as cash is received.

NOTE D - EMPLOYMENT CONTRACT TERMINATIONS

     In January 1997, the Company negotiated employment contracts with James Gilley (the then Chief Executive Officer) and Gene Bertcher (the then Chief Financial Officer) of the Company. Both individuals had been employed by the Company since 1989. The employment contracts called for combined annual salaries of $640,000 per year and provided that, if the contracts were terminated or amended, the individuals would be entitled to a cash payment of three years salary for Gilley and two years salary for Bertcher. In light of the reduced size of the Company, the independent directors and the officers in October 2001 agreed to modify the employment agreements with the two officers. The two officers each agreed to continue their roles in the Company for $12,000 per year for three years. The revisions in the contracts triggered contract termination payments requiring the Company to immediately pay the two officers $1,740,000. However, the two officers agreed to accept non-interest bearing notes due December 31, 2004. These notes have certain acceleration provisions if the Company violates the terms of the revised employment contracts. For accounting purposes, interest has been imputed on the notes at 8.5%, resulting in a discount of $391,000. The net amount of the notes of $1,349,000 was expensed in 2001. In 2002, the notes were reduced by $881,600 as an offset for amounts due the company. During 2003, the note to Bertcher was satisfied by issuing stock in the amount of $197,809, net of discount of $29,591. At December 31, 2003, the balance of the notes payable to Gilley, net of remaining discount of $103,000, was $528,000.


NOTE E - AFFILIATED PARTNERSHIPS

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

     The Company accounts for its investment in CREI by the equity method. The Company recorded income of $131,733 in 2003 and losses of $692,338 and $95,947 for 2002 and 2001, respectively. These amounts are included in other income (expense), net in the accompanying financial statements.

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

     CREI recognized a gain on sale in the amount of $1,322,000. The Company has deferred recognition of its share ($740,000) of the gain because of the aforementioned guaranty. CREI has deferred a gain on sale in the amount $994,000 that will be recognized on the installment method. The Company will realize its $577,000 (56%) portion of the $944,000 upon collection of the notes held by CREI. The notes are due September 30, 2004.

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

     Following are unaudited condensed financial statements of CREI at December 31, 2002 and 2003 and the years ended December 31, 2002 and December 31, 2003(in thousands):

                                 Balance Sheets

                                                              2003       2002
                                                             -------    -------

Current assets                                               $    63    $    67
Notes receivable                                                 994        994
Other assets                                                     165        171
                                                             -------    -------

                                                             $ 1,222    $ 1,232
                                                             =======    =======

Current liabilities                                          $   228    $   248
Deferred gain                                                    994        994
                                                             -------    -------
                                                               1,222      1,242
Partners' equity (deficit)                                       142        (10)
Distributions                                                   (142)      --
                                                             -------    -------

                                                             $ 1,222    $ 1,232
                                                             =======    =======

                     Statements of Operations

Revenue                                                      $   164    $ 2,233

Expenses
   Operating                                                    --        1,284
   Depreciation                                                 --          747
   General and administrative                                     12        111
   Interest                                                     --        1,328
                                                             -------    -------
                                                                 152      3,470
                                                             -------    -------

Gain on sale of properties                                      --        1,322
                                                             -------    -------

   Net income                                                $   152    $    85
                                                             =======    =======

NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values at December 31, 2003 and 2002:

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


NOTE G - ACQUISITION AND SALE OF ASSETS

     ACQUISITION OF GAYWOOD OIL AND GAS, LLC

     Effective  August 1,  2003 the  Company  acquired  Gaywood  Oil & Gas,  LLC
     (Gaywood) a company that has oil and gas leases in the East Texas Field. The oil wells in this field have low but steady oil production. The Texas Railroad Commission, which regulates the oil & gas industry in Texas, limits production in this field to 20 barrels of oil per day for each operating well. There are approximately 200 existing wells on the leases owned by Gaywood. At December 31, 2003 Gaywood had 50 operating wells, generating approximately 4,000 barrels of oil per month.

     Greenbriar has elected to account for it's oil and gas operations using the full cost method of accounting.

     Gaywood was formed and acquired the leases in October 2002 however the production was insignificant until January of 2003. The following pro forma financial information reflects Greenbriar as if Gaywood had been acquired on January 1, 2003.

                                                                     Twelve
                                                                     Months
                                                                      Ended
                                                               December 31, 2003
                                                               -----------------

Revenue                                                            $5,723,000

Net Earnings                                                       $  247,000

Net Earnings per share                                             $      .35



     ACQUISITION OF GAYWOOD OIL AND GAS, LLC - Continued

     The Company purchased Gaywood with 9.5% interest bearing bonds which were carried at zero in the Company's financial statements. Gaywood was valued by independent reserve engineers as having a fair market value of $1,169,000 which was recorded as a gain by the Company. The purpose of this acquisition was to acquire a cash flowing asset with future potential value in excess of purchase price.

     Gaywood was acquired from a trust for the benefit of Mr. Gene E.  Phillips'
     spouse  and  children.  On  October  16,  2003 Mr.  Phillips  and six other entities filed a Schedule 13D with the  Securities and Exchange  Commission
     indicating  that  the  six  entities   owned,   in  total,   55,000  shares
     (approximately 8% of the Company's outstanding common stock) and the entire group may be deemed to  constitute  a person  within the meaning of Section
     13d of the Securities act of 1934.


     SALE OF UNDEVELOPED LAND

     On September 10, 2003 the Company sold on acre of undeveloped land for $125,000 in cash to an entity which has been deemed to be an affiliate of Gene E. Phillips. The sale resulted in a loss of approximately $111,000.


     ACQUISITION OF GAINESVILLE OUTLET MALL, LLC

     Effective  December 10, 2003 the Company acquired  Gainesville Outlet Mall,
     LLC (Gainesville) a company that has approximately 315,000 square feet of retail space available for lease in Gainesville, Texas. At the time of acquisition Gainesville had approximately 65% of its retail space leased, generating approximately $180,000 of gross rent revenue per month.

    The Company paid approximately $800,000 in cash at closing, $200,000 in earnest money and due diligence fees, and two short term obligations to pay the seller approximately $5,571,000. The Company has negotiated long term financing and anticipates closing on or before April 30, 2004.


NOTE H - NOTES PAYABLE

     LONG TERM DEBT

     Long-term debt is comprised of the following (in thousands):

                                                                                        December 31,
                                                                                    --------------------
                                                                                     2003          2002
                                                                                    ------        ------
       Notes payable to financial institutions maturing through 2015; fixed and variable interest rates ranging from 5.25% to 10.5% ; collateralized
          by real property, fixtures, equipment and the assignment of rents         $2,090        $3,956



LONG TERM DEBT - Continued

                                                                                         December 31,
                                                                                        ---------------
                                                                                        2003     2002
                                                                                        ------   ------
Notes payable to individuals and companies maturing through 2023;
   variable and fixed interest rates ranging from 7% to 14%;
   collateralized by real property, personal property, fixtures,
   equipment and the assignment of rents                                                 1,851    1,753

Notes payable to wife of former Chief Executive Officer, bearing
   interest at 10% and maturing on July 1, 2004                                          2,255    2,255

Notes payable to executive officers, noninterest-bearing and maturing
   December 31, 2004, net of discount of $260 and $391 at December 31, 2002 and 2001,
   respectively, representing interest imputed at 8.5%                                     528      598

Line of credit with bank, bearing interest at 8% and maturing
   March 31, 2005                                                                           19       30
                                                                                        ------   ------
                                                                                         6,743    8,592
   Less current maturities                                                               4,690      113
                                                                                        ------   ------

                                                                                        $2,053   $8,479
                                                                                        ======   ======


    Aggregate annual principal maturities of long-term debt at December 31, 2002 are as follows (in thousands):

          2004                                                          4,690
          2005                                                             95
          2006                                                            104
          2007                                                            890
          2008                                                             96
          Thereafter                                                      868
                                                                      -------

                                                                      $ 6,743

CURRENT NOTES PAYABLE

     The Company has two notes payable to institutions of $4,800,000 and $771,000 at December 31, 2003, bearing interest at a rate of 15% and is presently due by April 30, 2004, as prescribed under the extension terms of the original notes. These notes are secured by real estate and fixtures with a net book value of $6,800,000, as well as an assignment of rents and leases associated with said property.

NOTE I - OPERATING LEASES

     The Company leases certain communities under operating leases which expire through 2011 and has operating leases for equipment and office space. The leases generally provide that the Company pay property taxes, insurance, and maintenance.

     Future minimum payments following December 31, 2003 are as follows (in thousands):

      2004                                                                $  827
      2005                                                                   827
      2006                                                                   827
      2007                                                                   844
      2008                                                                   853
      Thereafter                                                           3,588
                                                                          ------

                                                                          $7,766

     Lease  expense  in 2003,  2002 and 2001 was  $1,412,  $1,650,  and  $3,139,
     respectively.


NOTE J - INCOME TAXES

     At December 31, 2003, the Company had net operating loss carryforwards of approximately $21,500,000, which expire between 2003 and 2021. However, approximately $7,900,000 of these net operating loss carryforwards have limitations that restrict utilization to approximately $1,530,000 for any one year.

     The following is a summary of the components of income tax expense of continuing operations (in thousands):

                                                             Year ended
                                                             December 31,
                                                        ------------------------
                                                        2003     2002     2001
                                                        ------   ------   ------
Current - state                                         $ --     $ --     $  424
Deferred - federal                                        --        749    2,400
                                                        ------   ------   ------

                                                        $ --     $  749   $2,824
                                                        ======   ======   ======

     Deferred tax assets and liabilities were comprised of the following (in thousands):

                                                               December 31,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------

Deferred tax assets:
   Net operating loss carryforwards                        $  7,163    $  7,308
   Note receivable                                              680         680
   Alternative minimum tax credit carryforwards                 235         235
   Accounts receivable                                         --          --
   Accrued expenses                                           2,241       2,285
   Financing obligations                                       --          --
   Other                                                        583         583
                                                           --------    --------

   Total deferred tax assets                                 10,902      11,091

Deferred tax liabilities - property and equipment            (3,198)     (3,198)
Valuation allowance                                          (6,543)     (6,732)
                                                           --------    --------

   Net deferred tax asset                                  $  1,161    $  1,161
                                                           ========    ========

     Following is a reconciliation of income tax expense attributable to continuing operations with the amount of tax computed at the federal statutory rate of 34% (in thousands):

                                                      Year ended December 31,
                                                  ------------------------------
                                                   2003       2002       2001
                                                  -------    -------    -------

Tax expense (benefit) at the statutory rate       $    75    $(1,019)   $ 3,250
State taxes net of federal benefit                   --         --          380
Change in deferred tax asset valuation allowance,
   attributable to continuing operations              (75)     1,768       (431)
Other                                                --         --         (375)
                                                  -------    -------    -------

Tax expense                                       $  --      $   749    $ 2,824
                                                  =======    =======    =======

     Changes in the deferred tax valuation allowance result from assessments made by the Company each year of its expected future taxable income available to absorb its carryforwards. The Company believes that it is more likely than not that the net deferred tax asset at December 31, 2003 of $1,161,000 will be realized. However, this evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accordingly, the ultimate realization of the net deferred tax asset could be less than the carrying amount.



NOTE K - STOCKHOLDERS' EQUITY

     Outstanding Preferred Stock
     ---------------------------

     Preferred stock consists of the following (amounts in thousands):

                                                                               Year ended
                                                                               December 31,
                                                                               -----------
                                                                               2003   2002
                                                                               ----   ----
Series B cumulative convertible preferred stock, $.10 par value; liquidation
   value of $100; authorized, 100 shares; issued and outstanding, 1 share      $  1   $  1
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


     Stock Options
     -------------

     In 1997, the Company established a long-term incentive plan (the 1997 Plan) for the benefit of certain key employees. Options granted to employees under the 1997 Plan become exercisable over a period as determined by the Company and may be exercised up to a maximum of 5 years from date of grant. The 1997 Plan allowed up to 50,000 shares of the Company's common stock to be reserved for issuance. In 2000, the Company adopted the 2000 Stock Option Plan, under which up to 50,000 shares of the Company's common stock are reserve for issuance.

     The Company granted options to two officers during 1996 through 2001, aggregating 80,000 shares not covered by either plan. These options were granted at market, were exercisable immediately, and expire 10 years from date of grant.

    Information with respect to stock option activity is as follows:

                                                                        Weighted
                                                                         average
                                                                        exercise
                                                             Shares       price
                                                             -------    --------

Outstanding at January 1, 2001                               140,850    $  91.90

   Granted                                                    20,000        6.40
                                           -                 -------    --------

Outstanding at December 31, 2001                             160,850    $  81.28

   Expired                                                    (5,050)     182.58
                                           -                 -------    --------

Outstanding at December 31, 2002                             155,800    $  78.00

   Granted                                                    60,000        2.60
   Cancelled, rescinded, or annulled                         (70,800)     109.27
   Expired                                                    (3,000)     112.50

Outstanding at December 31, 2003                             142,000    $  30.27
                                           =                 =======    ========

Options exercisable at December 31, 2001                     160,850    $  81.28
                                           =                 =======    ========

Options exercisable at December 31, 2002                     155,800    $  78.00
                                           =                 =======    ========

Options exercisable at December 31, 2003                     142,000    $  30.27
                                           =                 =======    ========

Weighted average fair value per share of options granted during 2003 and 2001 was $0.71 and $7.60, respectively.

Additional information about stock options outstanding at December 31, 2003 is summarized as follows:

                                   Options outstanding and exercisable
                           ---------------------------------------------------
                                                              Weighted average
                               Number            remaining    Weighted average
Range of exercise prices   outstanding    contractual life     exercise price
------------------------   -----------   ------------------   ----------------

$2.60                           60,000            5.0           $   2.60
$3.75 to $6.90                  60,000            7.0               5.68
$100.00 to $150.39               2,000            2.0             150.39
$175.00                         20,000            4.0             175.00

NOTE L - OTHER INCOME (EXPENSE)

Other income (expenses) consists of the following: (amounts in thousands)

                                                  Year ended December 31,
                                              --------------------------------
                                                2003        2002        2001
                                              --------    --------    --------

Gain on sale of properties                    $   --      $   --      $ 16,635
Equity Earnings in CREI                            131        --          --
Property acquisition due diligence expenses       --          (660)       --
Accrued tenant revenue                             121        --          --
Other                                               90        (493)        (33)
                                              --------    --------    --------

                                              $    342    $ (1,153)   $ 16,602
                                              ========    ========    ========


NOTE M - WRITE-OFF OF IMPAIRED ASSETS

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

     During 2002, the Company wrote off $266,000 related to a property it is attempting to sell. As of December 31, 2003 the Company is not aware of further impairment of remaining assets.

NOTE N - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

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

     During 2002, the Company disposed of six properties. Revenues for the six properties were $4,698,000 and $7,293,000 in 2002 and 2001, respectively.

     The Company's adoption of SFAS No. 144 resulted in the presentation of the net operating results of these qualifying properties sold during 2002, as loss from discontinued operations for all periods presented. Losses on sale of these properties totaling $4,001,000 (including income tax expense of $440,000) are reflected as losses on sales of real estate from discontinued operations in the accompanying consolidated statements of operations. Financial statements for 2001 have been reclassified to reflect the operations of these properties as discontinued operations. The adoption of SFAS No. 144 did not have an impact on net earnings or loss.

     Pursuant to SFAS No. 144, the results of operations and gains or losses on properties sold prior to the adoption of SFAS No. 144, are not reflected in discontinued operations. Therefore, the presentation of results of operations for 2002 is not comparable with 2001.


NOTE O - SEGMENTS

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

     Segment information and reconciliation to income (loss) from operations are as follows:

    Twelve months ended December 31, 2003 (amounts in thousands)
    -------------------------------------

                                          Real Estate         Oil & Gas
                                           Operations   Operations  Consolidated
                                           -------------------------------------

Revenue                                      $ 4,585    $   449      $ 5,034
Depletion, depreciation and amortization         290         41          331
Net income 214                                     8        222
Total assets                                  16,626      1,361       17,987


NOTE P - CONTINGENCIES

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

INTERNAL REVENUE SERVICE EXAMINATION

     In December 1991 the Company sold four nursing homes to a not-for-profit corporation in exchange for tax exempt bonds issued on behalf or the acquiring corporation by government authorities. In 1992, the bonds were converted to zero coupon status and their value was enhanced by substituting higher grade collateral. The substitute collateral which consisted of zero coupon U.S. Treasury obligations was placed in trust to defease the bonds, in exchange for the underlying mortgage. The bonds were then sold for approximately $67,000,000. A gain was recorded equal to the proceeds received by the Company of $8,333,000 after deducting transaction costs and the cost of the higher grade collateral.

     On January 8, 2004 the Company was notified by the Internal Revenue Service
     (IRS) in the form of a Section 6700 Pre-Assessment Letter that the IRS was considering assessing penalties under Section 6700 of the Internal Revenue Code as a result of the Company's organization or assistance in connection with the issuance and sale of the bonds.

     The transactions which the IRS is examining involved technically complex financial and legal issues and were undertaken on the advise of and reliance on the investment banking firm, the law firms that issued the tax exempt bond legal opinions and other professionals. The Company believed in 1992 and still believes that its actions were appropriate in all respects.

     The Company and the IRS are engaged in negotiations regarding settling this twelve year old matter, however there is no assurance that any settlement will be achieved. In the absence of a settlement, the Company intends to contest the IRS's position in court. Any litigation may be expensive and time consuming however if this matter is litigated the Company believes that it will prevail on the merits. If the Company were unsuccessful in their negotiations or litigation, the loss could range from $267,000 to $8,333,000.

OTHER

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



NOTE Q - QUARTERLY DATA (UNAUDITED)

     The table below reflects the Company's selected  quarterly  information for the years ended  December 31, 2003 and 2002.  Certain 2003 and 2002 amounts
     have  been   reclassified  to  conform  to  the  current   presentation  of
     discontinued operations.

                                                             Year ended December 31, 2003
                                                     ----------------------------------------
                                                      First      Second     Third    Fourth
                                                     Quarter    Quarter    Quarter   Quarter
                                                     -------    -------    -------   -------
Revenue                                              $ 1,070    $ 1,118    $ 1,342   $ 1,774
Operating expenses                                     1,266      1,235      1,491     1,819
Net income (loss)                                       (262)      (177)       855      (194)
Income (loss) allocable to common shareholders          (262)      (177)       855      (194)
Income (loss) per common share - basic and diluted      (.38)      (.26)      1.21      (.27)

                                                            Year ended December 31, 2002
                                                    ----------------------------------------
                                                      First      Second     Third     Fourth
                                                     Quarter    Quarter    Quarter    Quarter

Revenue                                              $ 1,237    $ 1,185    $ 1,035    $   965
Operating expenses                                     1,810      1,634      1,520      1,803
Net loss                                                (458)    (1,037)    (4,473)    (2,405)
Loss allocable to common shareholders                   (458)    (1,037)    (4,473)    (2,405)
Loss per common share - basic and diluted               (.64)     (1.45)     (6.23)     (3.35)