Form 10-Q
period 2004-03-31
GREENBRIAR CORP
filed 2004-05-17
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2004

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

                                 YES [X] NO [ ]

At May, 14, 2004 the issuer had outstanding approximately 977,000 shares of par value $.01 Common Stock.

                             GREENBRIAR CORPORATION

                     Index to Quarterly Report on Form 10-Q
                           Period ended March 31, 2004


PART I: FINANCIAL INFORMATION..................................................3

   ITEM 1: FINANCIAL STATEMENTS................................................3
      CONSOLIDATED BALANCE SHEETS..............................................3
      CONSOLIDATED STATEMENTS OF CASH FLOW.....................................6
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................7
   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS..............................................13
       THREE MONTH PERIOD ENDED MARCH 31, 2004 COMPARED TO THREE MONTH
       PERIOD ENDED MARCH 31, 2003............................................14
      FORWARD LOOKING STATEMENTS..............................................16
   ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........16
   ITEM 4: CONTROLS AND PROCEDURES............................................16

PART II: OTHER INFORMATION....................................................18

   SIGNATURES.................................................................18
      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
      OFFICER PURSUANT TO RULE 13A-14(A) OR RULE 15D-14(A)....................19
      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
      OFFICER PURSUANT TO RULE 13A-14(B), 18 U.S.C. SECTION 1350, AS
      ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.......21


                          PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

                             Greenbriar Corporation
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                               March 31,     December 31,
Assets                                                           2004            2003
                                                              (Unaudited)
                                                             ------------    ------------
Current Assets
       Cash and cash equivalents                             $        295    $        688
       Accounts receivable-trade                                      176             100
       Notes receivable                                             1,797           2,435
       Other current assets                                           169             198
                                                             ------------    ------------

              Total Current Assets                                  2,437           3,421

Notes receivable, from sale of properties                           4,107           4,107
       Less deferred gains                                         (3,720)         (3,720)
                                                             ------------    ------------
                                                                      387             387

Deferred income tax benefit                                         1,161           1,161

Property and equipment, at cost
       Land and improvements                                        2,752           2,758
       Buildings and improvements                                   8,997           9,410
       Equipment and furnishings                                    1,118           1,317
          Proven oil and gas properties (full cost method)
                                                                    1,430           1,361
                                                             ------------    ------------
                                                                   14,297          14,846
              Less accumulated depreciation                        (2,086)         (2,233)
                                                             ------------    ------------
                                                                   12,211          12,613

Deposits                                                              258             232

Other Assets                                                          381             317
                                                             ------------    ------------

                                                             $     16,835    $     18,131
                                                             ============    ============


                             Greenbriar Corporation
                     Consolidated Balance Sheets - Continued
                             (Amounts in thousands)

                                                            March 31,     December 31,
Liabilities and Stockholders' Equity                          2004            2003
                                                           (Unaudited)
                                                          ------------    ------------
Current Liabilities
       Current maturities of long-term debt               $      4,611    $      4,690
       Current notes payable                                     5,481           5,571
       Accounts payable - trade                                    374             503
       Accrued expenses                                            658             633
       Other current liabilities                                   272             931
                                                          ------------    ------------

              Total Current Liabilities                         11,396          12,328

Long-term debt                                                   2,143           2,053

Deferred Gain                                                      740             740

Other long term liabilities                                        177             456
                                                          ------------    ------------

              Total Liabilities                                 14,456          15,577


Stockholders' Equity
       Preferred stock                                               1               1
       Common stock $.01 par value; authorized,
       4,000,000 shares; shares issued and outstanding,
          977,000 shares in 2004 and 688,000 in 2003                10              10
       Additional paid-in capital                               55,966          55,966
       Accumulated deficit                                     (53,598)        (53,423)
                                                          ------------    ------------

                                                                 2,379           2,554


                                                          $     16,835    $     18,131
                                                          ============    ============

                             Greenbriar Corporation
                      Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)

                                                        For The Three Month
                                                       Period Ended March 31,
                                                         2004           2003
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)
Revenue
       Real estate operations                        $     1,491    $       745
          Oil and gas operations                             315
                                                     -----------    -----------
                                                           1,806            745
                                                     -----------    -----------
Operating expenses

       Real estate operations                                828            416
          Oil and gas operations                             246           --
       Lease expense                                         224            287
       Depreciation and amortization                         122             75
       Corporate, general and
              administrative                                 289            142
                                                     -----------    -----------

                                                           1,709            920
                                                     -----------    -----------

              Operating income (loss)                         97           (175)

Other income (expense)
       Interest income                                        74             54
       Interest expense                                     (356)          (196)
       Equity in net income of
              affiliated partnership                          15             18
       Other                                                   9             58
                                                     -----------    -----------
                                                            (258)           (66)
                                                     -----------    -----------


       Loss from continuing operation                       (161)          (241)

Discontinued operations
       Loss from operations                                  (14)           (21)
                                                     -----------    -----------

                                                     $      (175)   $      (262)
       NET (LOSS)
Basic and diluted  (loss) per common share -
       Continuing operations                         $      (.16)   $      (.35)
       Discontinued operations                              (.02)          (.03)
                                                     -----------    -----------

       Net (loss) per share                          $      (.18)   $      (.38)

Weighted average number
       of common and equivalent
       shares outstanding                                    977            688


                             Greenbriar Corporation
                      Consolidated Statements Of Cash Flow
                             (Amounts in thousands)

                                                               For the three month
                                                              Period Ended March 31,
                                                                2004           2003
                                                            -----------    -----------
                                                            (Unaudited)    (Unaudited)
Cash flows from operating activities
       Net loss                                             $      (175)   $      (262)
       Adjustments to reconcile net loss to net
              cash used in operating activities
              Depreciation and amortization                         123             79
              (Gain) from affiliate                                 (18)           (18)

              Changes in operating assets and liabilities
                 Accounts receivable                                (76)           (13)
                 Other current and non current assets               (61)            84
                 Accounts payable and other liabilities            (258)          (334)
                                                            -----------    -----------

              Net cash used in operating activities                (465)          (464)

Cash flows provided by (used in) investing activities
       Repayment of Notes Receivable                                638           --
       Purchase of property and equipment, net                       13            (45)
                                                            -----------    -----------

              Net cash provided by (used in) investing
                    Activities                                      651            (45)

Cash flows from financing activities
       Proceeds from borrowings                                    --               14
       Payments on debt                                            (579)          --
                                                            -----------    -----------

              Net cash provided by (used in) financing
                    activities                                     (579)            14
                                                            -----------    -----------

              Net increase (decrease) in cash and                  (393)          (495)
                     cash equivalents

       Cash and cash equivalents at beginning of period             688            661
                                                            -----------    -----------

       Cash and cash equivalents at end of period           $       295    $       166
                                                            ===========    ===========

                   Notes To Consolidated Financial Statements
          For the Unaudited Three Months Ended March 31, 2004 and 2003

Note A: Basis of Presentation

The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of Greenbriar Corporation and its majority-owned subsidiaries (collectively, "the Company"). All significant intercompany transactions and accounts have been eliminated.

The unaudited financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for any subsequent quarter or the year ended December 31, 2004.


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

Note C: Affiliated Partnerships

In October 2001, the Company became a 56% limited partner in Corinthians Real Estate Investors, LP ("CREI"), a partnership formed to acquire two properties. The general partner is a limited liability corporation whose sole member is W. Michael Gilley, the son of a former CEO of the Company. Sylvia Gilley, W.
Michael Gilley's mother, has a 25.9% interest, the general partner has a .1% interest, the Company's current chief executive officer has a 10.5% interest, and other employees of the Company have interests aggregating 7.5%. In October 2001, the Partnership acquired a retirement community for approximately
$9,100,000 and in January 2002, it acquired an assisted living community for approximately $2,800,000.

The Company issued a $1,600,000 note to the seller as partial payment for the purchase of the retirement community. CREI gave the Company a $1,600,000 note as consideration for payment of that amount of the purchase price. The balance of the purchase price was funded by CREI's borrowings from a third party.

In September 2002 CREI sold its two properties for cash and notes and paid off its third party debt. As part of the proceeds, CREI received a note for $1,600,000 due September 30, 2004, which was transferred to the Company in satisfaction of its $1,600,000 note receivable from CREI. CREI also assigned to the Company a $400,000 participation in another note due September 30, 2004, in payment of all other CREI debt to the Company.

The Company transferred the $1,600,000 note it received to the original owner of the retirement community in payment of the Company's $1,600,000 debt. The Company guaranteed payment of the $1,600,000 note.

The Company has deferred recognition of its $740,000 share of the gain from the 2002 sale of CREI's property because of the aforementioned guaranty. In addition, CREI has deferred a gain of $994,000 that will be recognized on the installment method. The Company will realize its $557,000 (56%) portion of the $994,000 upon collection of the notes held by CREI. The notes are due September 30, 2004.

Following are unaudited, condensed financial statements of CREI (in thousands):


                                  Balance Sheet
                                 March 31, 2004

                       Current assets        $       84
                       Other assets                 171
                       Notes receivable             994
                                             ----------

                                             $    1,249

                       Current liabilities   $       70
                       Other liabilities            157
                       Deferred gain                994
                                             ----------
                                                  1,221
                       Partners' equity              28
                                             ----------

                                             $    1,249


                             Statement of Operations
                        Nine months ended March 31, 2004



                       Interest Income       $       28
                       Expenses                       1
                                             ----------

                       Net Income            $       27
                                             ----------


Note D: Long-Term Obligations

Long-term debt is comprised of the following (in thousands):

                                                              March 31,    December 31,
                                                                2004           2003
                                                            ------------   ------------
Notes payable to financial institutions maturing through
2015; fixed and variable interest rates ranging from
5.25% to 10.50%; collateralized by property, fixtures,
equipment and the assignment of rents                       $      2,073   $      2,090

Notes payable to individuals and companies maturing
through 2023; variable and fixed interest rates ranging
from 7% to 12% collateralized by real property, personal
property, fixtures, equipment and the assignment of rents          1,849          1,851

Notes payable to Sylvia M. Gilley, bearing interest at
10% and maturing on July 1, 2004                                   2,255          2,255

Notes payable to current and former executive officers,
non-interest bearing at 8.5% and maturing on December
31, 2004, net of discount of $163 and $260 respectively,
representing interest imputed at 8.5%                                561            528


Other                                                                 16             19
                                                            ------------   ------------
                                                                   6,754          6,743

Less: current maturities                                           4,611          4,690
                                                            ============   ============
                                                            $      2,143   $      2,053



As discussed in Note C the company is a guarantor of debt in the amount of $1,600,000.


Note E - Stock Options

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

Note F - Discontinued Operations

On January 31, 2004 the Company terminated a lease for an assisted living community in Georgia. The operations of that community have been reflected as discontinued operations for 2004 and 2003.

Note G - Segments

The Company and its subsidiaries are principally engaged in the business of acquiring, enhancing and selling real estate properties. Since 1996 those activities have, almost exclusively, involved assisted living facilities. In December 2003 the Company acquired an outlet mall.

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

Segment information and reconciliation to income (loss) from operations are as follows:

Three months ended March 31, 2004

                          Real Estate   Oil and Gas   Consolidated
                           Operations    Operations

Revenue                   $ 1,607,000   $   315,000   $ 1,922,000
Depletion, depreciation
    and amortization           56,000        67,000       123,000
Operating income               39,000        44,000        83,000
Total assets              $15,443,000   $ 1,392,000   $16,835,000

Note H - Contingencies

Benetic Financial vs. Wedgwood et al:

This action is against a subsidiary of the Company as well as other corporate and individual defendants who are unrelated to the Company. In 1993, Wedgwood Retirement Inns entered into a financing arrangement with a third party lender. Plaintiff Benetic alleged that he had a verbal brokerage agreement with Wedgwood and was entitled to a fee. The Company acquired Wedgwood in 1996.

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

It was ultimately determined that the Company's portion of the judgment including interest was approximately $230,000. The Company established a reserve for this obligation prior to 2004.


Internal Revenue Service Pre-Assessment Letter

In December 1991 the Company sold four nursing homes to a not-for-profit corporation in exchange for tax exempt bonds issued on behalf of the acquiring corporation by government authorities. The bonds were issued in three lettered series: A, B and C. The aggregate principal amount of the Series A bonds was $8,700,000, the aggregate principal amount of the series B bonds was $1,000,000 and the aggregate amount of the series C bonds was $6,700,000. Interest on the bonds was payable semi-annually. A nationally recognized law firm opined that interest on the bonds would be tax-exempt.

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

If it is ultimately determined that the Company is subject to a fine, that fine would be the lesser of $1,000 per activity or the gross proceeds the Company received. Effectively the fine would be calculated based upon a determination as to what constitutes an activity. The IRS has informed the Company that the Series A and C bonds were purchased by 266 individuals or entities. If the penalty is computed by considering each sale an activity the maximum exposure to the Company would be $267,000. However, neither Section 6700 nor, to the Company's knowledge, relevant authorities specify what constitutes an activity. The IRS has indicated that the $1,000 per activity should be computed in a manner other than the number of individuals who purchased the bonds however they have not indicated to the Company any basis or authority for their position. If the IRS's assertions as to the number of activities exceeds 8,333 activities then the Company believes the maximum exposure would be the total proceeds received and income recorded of $8,333,000.

The transactions which the IRS is examining involved technically complex financial and legal issues and were undertaken on the advice of and reliance on the investment banking firm, the law firms that issued the tax exempt bond legal opinions and other professionals. The Company believed in 1992 and still believes that its actions were appropriate in all respects.

The Company and the IRS are engaged in negotiations regarding settling this twelve year old matter. However, there is no assurance that any settlement will be achieved. In the absence of a settlement, the Company intends to contest the IRS's position in court. Any litigation may be expensive and time consuming. However, if this matter is litigated the Company believes that it will prevail on the merits. Should it not prevail in this matter the Company intends to pursue actions against the professionals who advised the Company regarding the sales of the bonds.

Other

The Company has been named as a defendant in other lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

As of March 31, 2004, the Company owned one assisted living community and leased one assisted living community in two states with a capacity of 200 residents. In addition, the Company owns one assisted living community that is leased and operated by an independent third party with a capacity of 41 residents.

On December 10, 2003 the Company acquired the Gainesville Factory Outlet Mall in Gainesville, TX. The mall has approximately 315,000 sq ft. of retail space which is leased to a number of nationally know retail operations as well as local vendors

Effective August 1, 2003 the Company acquired Gaywood Oil & Gas, LLC (Gaywood) a company that has oil and gas leases in the East Texas field. The oil wells in this field have low but steady production. There are approximately 200 existing wells on the leases owned by Gaywood. As of May 14, 2004 Gaywood had 52 operating wells, generating approximately 4,000 barrels of oil per month. Gaywood, based upon the price of oil and available financing, intends to open additional wells. However, Greenbriar does not, at this time, anticipate acquiring additional oil and gas properties. The purpose of this acquisition was to acquire a cash flowing asset with future potential value in excess of the purchase price.


Three month period ended March 31, 2004 compared to three month period ended March 31, 2003.


Revenues and operating expenses from assisted living operations

Revenues for the assisted living communities were $909,000 for the three months ended March 31, 2004 as compared to $745,000 for the three months ended March 31, 2003. Community operating expenses, which consist of assisted living community expenses, lease expense, depreciation and amortization, were $753,000 for the three months ended March 31, 2004 as compared to $778,000 for the months ended March 31, 2003

The increase in revenue is due principally to increased census at the communities. The reduction in expenses represents an overall reduction in operating costs.

Corporate General and Administrative Expenses

General and administrative expenses were $289,000 for the three and nine months ended September 30, 2003 compared to $142,000 for the three months ended March 31, 2003.

During the later part of 2001 and 2002 the Company sold, leased or disposed of 26 communities. In October 2001, principally to help the Company's cash flow due to its reduced size, the senior officers agreed to substantial salary reductions. In lieu of salary the Company agreed to allow the officers to participate in future acquisitions. In October 2003 the Company's Board of Directors decided that the officers would no longer participate in the ownership of acquired entities. The Board agreed to increase certain officers' salaries effective January 1, 2003. The increase in salaries as compared to the prior year period accounted for approximately $50,000 in increased expenses. The balance of the additional expenses is due to additional administrative salaries and expenses due to the additions of the outlet mall and the oil and gas operations as well as additional legal fees due to the Company's dispute with the Internal Revenue Service.

Interest Income

Interest income increased to $74,000 for the three months ended March 31, 2004 as compared to $54,000 for the three months ended March 31, 2004. The increase in interest income is due to an increase in interest from the sale of properties which occurred in the prior two years.

Interest Expense

Interest expense increased to $356,000 for the three months ended March 31, 2004 as compared $196,000 for the three months ended March 31, 2003. The increase in interest expense is due almost entirely to the financing of the acquisition of the Gainesville Factory Outlet Mall

Other Income (Expense)

Other Income for the three months ended March 31, 2004 was $9,000 as compared to $58,000 for the three months ended March 31, 2003 $109,000 respectively. The other income in 2003 represents income from the settlement of a lawsuit.

Discontinued Operations

On January 31, 2004 the company terminated a lease for the operation of an assisted living community in Georgia. The operating losses for the community were $14,000 and $21,000 for the three months ended March 31, 2004 and 2003 respectively.


Liquidity and Capital Resources

At March 31, 2004, the Company had current assets of $2,437,000 and current liabilities of $11,396,000

In December 2003 the Company acquired the Gainesville Outlet Mall in Gainesville, Texas. The Company paid approximately $800,000 in cash and a short term obligation to pay the seller approximately $5,571,000. In addition, the Company has spent approximately $400,000 for purchase costs, financing costs and working capital for the mall. The Company has negotiated long term financing and anticipates closing during the second quarter of 2004.

Also included in current liabilities is an obligation of principal and accrued interest to Sylvia Gilley, wife of a former president of the Company, for $2,548,000. The terms of this obligation are similar to that of preferred stock whereby the Company can only pay this obligation out of available earned surplus.

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

Operating activities used $465,000 of cash in the three months ended March 31, 2004 and $464,000 in the similar period in 2003.

Investing Activities provided $651,000 of cash in the three months ended March 31, 2004 and used $45,000 of cash in the similar period in 2003. The cash provided in 2004 includes $638,000 from the collection of certain notes receivable. These notes were from the sale of certain properties in 2002 and 2003.

Financing activities used $579,000 in cash in the three months ended March 31, 2004 and provided $14,000 in cash in the similar period in 2003. The cash used in 2004 was for the repayment of short term debt incurred by the Company in the latter part of 2003.


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


                                                        Greenbriar Corporation


Date: May 15, 2004                                 By:  /s/ Gene S. Bertcher
                                                        ------------------------
                                                        Chief Executive Officer
                                                        Chief Financial Officer