Form 10-Q
period 2004-06-30
GREENBRIAR CORP
filed 2004-08-16
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2004

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

                                 YES [X] NO [ ]

At August 12, 2004, the issuer had outstanding approximately 977,000 shares of par value $.01 Common Stock.

                             GREENBRIAR CORPORATION
                     Index to Quarterly Report on Form 10-Q
                           Period ended June 30, 2004


PART I: FINANCIAL INFORMATION..................................................3

   ITEM 1:  FINANCIAL STATEMENTS...............................................3
      CONSOLIDATED BALANCE SHEETS..............................................3
      CONSOLIDATED STATEMENTS OF OPERATIONS....................................5
      CONSOLIDATED STATEMENTS OF CASH FLOW.....................................6
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................7
   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS..................................................13
      THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 COMPARED TO THREE AND
      SIX-MONTH PERIODS ENDED JUNE 30, 2003...................................13
      FORWARD LOOKING STATEMENTS..............................................16
   ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........17
   ITEM 4: CONTROLS AND PROCEDURES............................................17

PART II: OTHER INFORMATION....................................................18

   SIGNATURES.................................................................18


                          PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS
-----------------------------

                             Greenbriar Corporation
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                             June 30,      December 31,
Assets                                                         2004            2003
                                                           (Unaudited)
                                                           ------------    ------------

Current assets
       Cash and cash equivalents                           $        310    $        688
       Accounts receivable-trade                                    218             100
          Note receivable                                         1,556           2,435
          Property held for sale                                    650            --
       Other current assets                                         236             198
                                                           ------------    ------------

              Total current assets                                2,970           3,421

Notes receivable, from sale of properties                         4,107           4,107
          Less deferred gains                                    (3,720)         (3,720)
                                                           ------------    ------------
                                                                    387             387

Deferred income tax benefit                                       1,161           1,161

Investment in Affiliate                                              17            --

Property and equipment, at cost
       Land and improvements                                      2,552           2,758
       Buildings and improvements                                 8,546           9,410
       Equipment and furnishings                                  1,140           1,317
       Proven oil and gas properties (full cost method)           1,474           1,361
                                                           ------------    ------------
                                                                 13,712          14,846
               Less accumulated depreciation and
                    depletion                                     2,203           2,233
                                                           ------------    ------------
                                                                 11,509          12,613

Deposits                                                            282             232

Other assets                                                        403             317
                                                           ------------    ------------

                                                           $     16,729    $     18,131
                                                           ============    ============


                             Greenbriar Corporation
                     Consolidated Balance Sheets - Continued
                             (Amounts in thousands)

                                                             June 30,      December 31,
Liabilities and Stockholders' equity                           2004            2003
                                                            (Unaudited)
                                                           ------------    ------------
Current liabilities
       Current maturities of long-term debt                $      5,614    $      4,690
          Current notes payable                                    --             5,571
       Accounts payable - trade                                     427             503
       Accrued expenses                                             546             633
       Other current liabilities                                    434             931
                                                           ------------    ------------

              Total current liabilities                           7,021          12,328


Long-term debt                                                    6,612           2,053

Deferred Gain                                                       740             740

Other long term liabilities                                         183             456
                                                           ------------    ------------

              Total liabilities                                  14,556          15,577

Stockholders' equity
       Preferred stock                                                1               1

       Common stock $.01 par value; authorized, 4,000
              shares; 703 shares issued and outstanding              10              10
       Additional paid-in capital                                55,966          55,966
       Accumulated deficit                                      (53,804)        (53,423)
                                                           ------------    ------------

                                                                  2,173           2,554
                                                           ------------    ------------

                                                           $     16,729    $     18,131
                                                           ============    ============


                             Greenbriar Corporation
                      Consolidated Statements Of Operations
                  (Amounts in thousands, except per share data)

                                            For The Three Month       For The Six Month
                                               Period Ended              Period Ended
                                                 June 30,                  June 30,
                                             2004         2003         2004         2003
                                          ---------    ---------    ---------    ---------
                                                (Unaudited)               (Unaudited)

Revenue
       Real Estate operations             $   1,397    $     803    $   2,888    $   1,548
       Oil and gas operations                   323          638
                                          ---------    ---------    ---------    ---------
                                              1,720          803        3,526        1,548
                                          ---------    ---------    ---------    ---------

Operating expenses
       Real estate operations                   917          392        1,745          807
       Oil and gas operations                   245          491
       Lease expense                            231          260          455          547
       Depletion, depreciation and              134           88          256          164
              amortization
       Corporate general and
              administrative                    272          149          561          290
                                          ---------    ---------    ---------    ---------
                                              1,799          889        3,508        1,808
                                          ---------    ---------    ---------    ---------

              Operating earning  (loss)         (79)         (86)          18         (260)

Other income (expense)
       Interest income                           54           60          128          114
       Interest expense                        (246)        (190)        (602)        (386)
       Net gain on sale of assets
       Equity in net income of
         Affiliated partnership                  16           15           31           33
       Other                                     57           55           66          112
                                          ---------    ---------    ---------    ---------
                                               (119)         (60)        (377)        (127)
                                          ---------    ---------    ---------    ---------

       Earnings (loss) from continuing         (198)        (146)        (359)        (387)
              Operations

Discontinued operations
       Loss from operations                      (7)         (31)         (21)         (52)
                                          ---------    ---------    ---------    ---------

       Net earnings (loss)                     (205)        (177)        (380)        (439)
                                          ---------    ---------    ---------    ---------

Net (loss) per common share -
       basic and diluted                  $    (.21)   $    (.51)   $    (.39)   $   (1.28)


Weighted average of common and
       equivalent shares outstanding -          977          344          977          344
       basic and diluted


                             Greenbriar Corporation
                      Consolidated Statements of Cash Flow
                             (Amounts in thousands)

                                                                  For the six month
                                                                Period Ended June 30,
                                                                 2004           2003
                                                             -----------    -----------
                                                             (Unaudited)    (Unaudited)
Cash flows from operating activities
       Net earnings (loss)                                   $      (380)   $      (439)
       Adjustments to reconcile net earnings (loss) to net
              cash used in operating activities
              Depreciation and amortization                          256            173
              (Gain) on partnership                                  (31)           (33)
              Changes in operating assets and liabilities
                  Accounts receivable                               (118)           (13)
                  Other current and non current assets              (195)           153
                  Accounts payable and other liabilities            (648)          (291)
                                                             -----------    -----------

              Net cash used in operating activities               (1,116)          (450)
                                                             -----------    -----------

Cash flows used in investing activities
       Repayment of notes receivable                                 879
       Purchase of property and equipment                            (52)           (50)
                                                             -----------    -----------

              Net cash provided by (used in) investing
                    activities                                       827            (50)

Cash flows from financing activities
       Payments on debt                                              (89)           (20)
                                                             -----------    -----------

              Net cash provided by  (used in) financing
                    activities                                       (89)           (20)
                                                             -----------    -----------

              NET DECREASE IN CASH AND                              (378)          (520)
                     CASH EQUIVALENTS

       Cash and cash equivalents at beginning of period              688            661
                                                             -----------    -----------

       Cash and cash equivalents at end of period            $       310    $       141
                                                             ===========    ===========

                   Notes To Consolidated Financial Statements
       For the Unaudited Three and Six Months Ended June 30, 2004 and 2003

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for any subsequent quarter or the year ended December 31, 2004.


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

Note C: Property Held for Sale

In August 2004 the Company sold a property in Ellensburg, WA. The carrying value of the property had been written down in prior years to $675,000. The terms of the sale included the Company paying the buyer $25,000 and the buyer paying off the existing mortgages of approximately $900,000. The Company will record a non-cash gain of approximately $200,000 in the third quarter of 2004.

Note D: Affiliated Partnerships

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

The Company issued a $1,600,000 note to the seller as partial payment for the purchase of one of the retirement communities. CREI gave the Company a $1,600,000 note as consideration for payment of that amount of the purchase price. The balance of the purchase price was funded by CREI's borrowings from a third party.

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

Following are unaudited, condensed financial statements of CREI (in thousands):


                                  Balance Sheet
                                  June 30, 2004

              Current assets                              $   80
              Other assets                                   172
              Notes receivable                               994
                                                          ------

                                                          $1,246

              Other liabilities                           $  126
              Deferred gain                                1,064
                                                          ------
                                                           1,190
              Partners' equity                                56
                                                          ------

                                                          $1,246







                             Statement of Operations
                         Six months ended June 30, 2004

              Interest Income                             $   57
              Expenses                                         2
                                                          ------

              Net Income                                  $   55
                                                          ------


Note E: Long-Term Obligations

Long-term debt is comprised of the following (in thousands):

                                                                       June 30,     December 31,
                                                                         2004           2003
                                                                     ------------   ------------
Notes payable to financial institutions maturing through
2015; fixed and variable interest rates ranging from
8.25% to 15%; collateralized by property, fixtures,
equipment and the assignment of rents                                $      7,527   $      2,090

Notes payable to individuals and companies maturing
through 2023; variable and fixed interest rates ranging
from 7% to 14% collateralized by real property,
personal property, fixtures, equipment and the assignment of rents          1,848          1,851

Notes payable to Sylvia M. Gilley, bearing interest at 10% and
maturing on July 1, 2004                                                    2,255          2,255

Note payable to a former executive officer, non-interest
bearing at 8.5% and maturing on December 31, 2004, net
of discount of $47 and $103 respectively, representing
interest imputed at 8.5%                                                      584            528


Other                                                                          12             19
                                                                     ---------------------------
                                                                           12,226          6,743

Less: current maturities                                                    5,614          4,690
                                                                     ===========================
                                                                     $      6,612   $      2,053


As discussed in Note C the company is a guarantor of debt in the amount of $1,600,000.

Subsequent to June 30, 2004, the Company contributed the Gainesville Outlet Mall and the associated debt to a controlled partnership in order to facilitate a refinancing of the debt to a more favorable term. This refinancing resulted in the debt being moved from short term to long term in the accompanying financial statements.


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

Note G - Discontinued Operations

On January 31, 2004 the Company negotiated, at no cost, the termination a lease for an assisted living community in Georgia. The operations of that community have been reflected as discontinued operations for 2004 and 2003.


Note H - Segments

The Company and its subsidiaries are principally engaged in the business of acquiring, enhancing and selling real estate properties. From 1996 through 2002 those activities were almost exclusively involved assisted living facilities. By the end of 2002 the Company had disposed of the bulk of its assisted living facilities and was actively seeking to acquire real estate properties other than assisted living. In December 2003 the Company acquired a shopping mall in Gainesville, Texas

Effective August 1, 2003 the Company acquired 100% of the stock in Gaywood Oil & Gas LLC, a limited liability company that owns working interests in certain oil producing wells. The acquisition was done for investment purposes and substantially all costs associated with the oil and gas operations are operating expenses incurred directly by Gaywood. The Company continues to allocate all of its corporate overhead expenses to its core real estate operation.

Segment information and reconciliation to income (loss) from operations are as follows:

Three months ended June 30, 2004
--------------------------------

                                     Real Estate     Oil and Gas   Consolidated
                                     Operations      Operations


         Revenue                    $  1,397,000    $    323,000   $  1,720,000
         Depletion, depreciation
            and amortization              93,000          41,000        134,000
          Operating income (loss)       (175,000)         36,000       (139,000)
         Total assets               $ 15,327,000    $  1,402,000   $ 16,729,000

Six months ended June 30, 2004
------------------------------

                                     Real Estate     Oil and Gas   Consolidated
                                     Operations      Operations

         Revenue                    $  2,888,000    $    638,000   $  3,526,000
         Depletion, depreciation
            and amortization             190,000          66,000        256,000
          Operating income (loss)       (339,000)         80,000       (259,000)
         Total assets               $ 15,327,000    $  1,402,000   $ 16,729,000



Note I - Contingencies

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

It was ultimately determined that the Company's portion of the judgment including interest was approximately $230,000.The Company had established a reserve for this obligation prior to 2004. In May 2004 the Company paid the amount due which under the terms of the agreement completely concluded this matter.


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

In March 1992, pursuant to a plan promulgated and recommended by a nationally recognized investment banking firm, the Series C bonds were converted to zero coupon status and their value was enhanced by substituting higher grade collateral. The substitute collateral, which consisted of zero coupon U.S. Treasury obligations, was placed in trust to defease the Series C bonds in exchange for the underlying mortgage. The Series C bonds were then sold for approximately $47,000,000. A gain was recorded equal to the proceeds received by the Company of $6,252,000 after deducting transaction costs and the cost of the higher grade collateral. A nationally recognized law firm opined that the defeasance of the bonds would not adversely affect the tax exempt status.

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

In August 2004 the Company and the IRS concluded a settlement whereby the Company admitted no guilt in the matter and paid a fine of $216,000.


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



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
              AND RESULTS OF OPERATIONS
              -------------------------


Overview

As of June 30, 2004, the Company owned one assisted living community and leased one assisted living community in two states with a capacity of 200 residents. In addition, the Company owns one assisted living community that is leased to and operated by an independent third party with a capacity of 41 residents.

The Company acquired the Gainesville Factory Outlet Mall in Gainesville, TX in December 2003. The mall has approximately 315,000 sq ft. of retail space which is leased to a number of nationally know retail operations as well as local vendors

The Company acquired Gaywood Oil & Gas, LLC (Gaywood) which has oil and gas leases in the East Texas field effective August 31, 2003. The oil wells in this field have low but steady production. There are approximately 200 existing wells on the leases owned by Gaywood. As of August 12, 2004 Gaywood had 52 operating wells generating approximately 4,000 barrels of oil per month. Gaywood, based upon the price of oil and available financing, intends to open additional wells. At this time Greenbriar does not anticipate acquiring additional oil and gas properties. The purpose of this acquisition was to acquire a cash flowing asset with future potential value in excess of the purchase price.


Three and six month periods ended June 30, 2004 compared to three and six-month periods ended June 30, 2003.


Revenues and Operating Expenses

Revenues for the assisted living communities were $909,000 and $1,745,000 for the three and six months ended June 30, 2004 as compared to $846,000 and $1,523,000 for the three and six months ended June 30, 2003. Community operating expenses, which consist of assisted living community expenses, lease expense, depreciation and amortization, were $683,000 and $1,436,000 for the three and six months ended June 30, 2004 as compared to $660,000 and $1,338,000 for the three and six months ended June 30, 2003.

The increase in revenue is due principally to increased census at the communities.

Revenues for the outlet mall were $479,000 and $1,060,000 for the three and six months ended June 30, 2004. Operating expenses were $452,000 and $817,000 for the comparable periods. The outlet mall was not owned by the Company during the three and six month period ended June 30, 2003

Revenues for the oil & gas operations were $323,000 and $628,000 for the three and six month periods ending June 30, 2004. Operating expenses were $246,000 and $491,000 for the comparable periods. The oil & gas operations were not owned by the Company during the three and six month periods ending June 30, 2003


Corporate General and Administrative Expenses

General and administrative expenses were $272,000 and $561,000 for the three and six month periods ending June 30, 2004 compared to $149,000 and $290,000 for the three and six months ending June 30, 2003.

During the later part of 2001 and 2002 the Company sold, leased or disposed of 26 communities. In October 2001, principally to help the Company's cash flow due to its reduced size, the senior officers agreed to substantial salary reductions. In lieu of salary the Company agreed to allow the officers to participate in future acquisitions. In October 2003 the Company's Board of Directors decided that the officers would no longer participate in the ownership of acquired entities. The Board agreed to increase certain officers' salaries effective January 1, 2003. The increase in salaries as compared to the prior year period accounted for approximately $50,000 and $100,000 in increased expenses for the three and six month periods ending June 30, 2003, respectively. The balance of the additional expenses is due to additional administrative salaries and expenses due to the addition of the outlet mall and the oil and gas operations as well as additional legal fees due to the Company's dispute with the Internal Revenue Service.

Interest Income

Interest income was to $54,000 and $128,000 for the three and six month periods ending June 30, 2004 as compared to $60,000 and $114,000 for the three and six months ending June 30, 2003. Interest was $20,000 higher for the first quarter of 2004 due to increased interest rates on certain notes held by the Company. During April 2004 the Company received certain principal payments which reduced the level of interest bearing notes outstanding. During the second quarter interest income was $34,000 less than that of the comparable period during 2003.

Interest Expense

Interest expense was $246,000 and $602,000 for the three and six month periods ended June 30, 2004 as compared to $190,000 and $386,000 for the three and six months periods ended June 30, 2003.

The increase is due almost entirely to the financing of the Gainesville Outlet Mall. When the mall was acquired in December 2003 it was initially financed with a short term note which escalated form 3% to 15% during the six months ended June 30, 2004. The short term note was refinanced in August 2004 with a five year note requiring interest at 5.85%

Other Income (Expense)

Other Income (expense) for the three and six month periods ending June 30, 2004 was $57,000 and $66,000 as compared to $55,000 and $112,000 for the three and six months ending June 30, 2003. In 2002 the Company sold a property in California and was required to establish an escrow fund for certain repairs to the building. The escrowed amounts were written off when the building was sold. The 2004 amount represents the return of a portion of escrow funds that were in excess of the amount required. Also included in 2004 is a $216,000 expense to provide for the settlement of the Company's dispute with the IRS. The 2003 amounts principally represent income from the reimbursement of a prior year insurance claim as well as the settlement of a lawsuit.

Discontinued Operations

On January 31, 2004 the company terminated a lease for an assisted living community in Georgia. The operating losses for the community were $7,000 and $21,000 for the three and six month periods ending June 30, 2004 and $31,000 and $52,000 for the three and six months ending June 30, 2003.


Liquidity and Capital Resources

On June 30, 2004, the Company had current assets of $2,970,000 and current liabilities of $7,021,000.

Included in current liabilities is a $2,600,000 note plus accrued interest to Sylvia M. Gilley, wife of a former President of the Company. Under the terms of the note the obligation will only be due if the Company has sufficient cash to pay the note.

Also included in current liabilities is $900,000 in mortgages for a property in Ellensburg WA. This property was sold during the third quarter and the buyer paid off the existing mortgages.

Also included in current liabilities is a $1,700,000 mortgage for a property in North Carolina which is due in December 2004. The Company anticipates that the mortgage will be refinanced prior to the due date.

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


                                                         Greenbriar Corporation


Date: August 16, 2004                               By:  /s/ Gene S. Bertcher
                                                         -----------------------
                                                         Chief Executive Officer
                                                         Chief Financial Officer