Form 10-Q
period 2004-09-30
GREENBRIAR CORP
filed 2004-11-15
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the period ended September 30, 2004

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

Securities registered pursuant to Section 12(b) of the Act:
                                                          Name of Each Exchange
     Title of Each Class                                   on Which Registered
     -------------------                                   -------------------
Common Stock, $.01 par value                     A        merican Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

At November 12, 2004, the issuer had outstanding approximately 977,000 shares of par value $.01 Common Stock.

                             GREENBRIAR CORPORATION
                     Index to Quarterly Report on Form 10-Q
                         Period ended September 30, 2004


PART I: FINANCIAL INFORMATION..................................................3

   ITEM 1:  FINANCIAL STATEMENTS...............................................3
      CONSOLIDATED BALANCE SHEETS..............................................3
      CONSOLIDATED STATEMENTS OF OPERATIONS....................................5
      CONSOLIDATED STATEMENTS OF CASH FLOW.....................................6
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................7
   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................13
      OVERVIEW................................................................13
      THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 COMPARED TO
      THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003...................14
      FORWARD LOOKING STATEMENTS..............................................17
   ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........18
   ITEM 4: CONTROLS AND PROCEDURES............................................18

PART II: OTHER INFORMATION....................................................19

   EXHIBITS...................................................................19
   SIGNATURES.................................................................19


                          PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS
-----------------------------

                             Greenbriar Corporation
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                           September 30,     December 31,
Assets                                                         2004             2003
                                                            (Unaudited)
                                                           -------------    -------------
Current assets
       Cash and cash equivalents                           $         324    $         688
       Accounts receivable-trade                                     336              100
       Note receivable                                             1,156            2,435
       Property held for sale                                      1,876
       Other current assets                                          241              198
                                                           -------------    -------------

              Total current assets                                 3,933            3,421

Notes receivable, from sale of properties                          4,107            4,107
          Less deferred gains                                     (3,720)          (3,720)
                                                           -------------    -------------
                                                                     387              387

Deferred income tax benefit                                        1,161            1,161


Property and equipment, at cost
       Land and improvements                                       2,240            2,758
       Buildings and improvements                                  6,549            9,410
       Equipment and furnishings                                   1,228            1,317
       Proven oil and gas properties (full cost method)            1,466            1,361
                                                           -------------    -------------
                                                                  11,483           14,846
               Less accumulated depreciation and
                    depletion                                      1,288            2,233
                                                           -------------    -------------
                                                                  10,195           12,613

Deposits                                                             307              232

Other assets                                                         691              317
                                                           -------------    -------------

                                                           $      16,674    $      18,131
                                                           =============    =============

                             Greenbriar Corporation
                     Consolidated Balance Sheets - Continued
                  (Amounts in thousands, except share amounts)

                                                 September 30,    December 31,
Liabilities and Stockholders' equity                 2004            2003
                                                  (Unaudited)
                                                 -------------    -------------

Current liabilities
       Current maturities of long-term debt      $       4,756    $       4,690
       Current notes payable                             5,571
       Accounts payable - trade                            214              503
       Accrued expenses                                    821              633
       Other current liabilities                           309              931
                                                 -------------    -------------

              Total current liabilities                  6,100           12,328


Long-term debt                                           7,589            2,053

Deferred Gain                                              740

Other long term liabilities                                188              456
                                                 -------------    -------------

              Total liabilities                         13,877           15,577

Stockholders' equity
       Preferred stock                                       1                1

       Common stock $.01 par value; authorized,
          4,000,000 shares; 977,000 shares
          issued and outstanding                            10               10
       Additional paid-in capital                       55,966           55,966
       Accumulated deficit                             (53,180)         (53,423)
                                                 -------------    -------------

                                                         2,797            2,554
                                                 -------------    -------------

                                                 $      16,674    $      18,131
                                                 =============    =============


                             Greenbriar Corporation
                      Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)

                                           For The Three Month      For The Nine Month
                                               Period Ended            Period Ended
                                               September 30,           September 30,
                                             2004        2003        2004        2003
                                          ---------    --------    --------    --------
                                               (Unaudited)              (Unaudited)
Revenue
       Real Estate operations             $   1,589    $    837    $  4,477    $  2,385
       Oil and gas operations                   358         174         996         174
                                          ---------    --------    --------    --------
                                              1,947       1,011       5,473       2,559
                                          ---------    --------    --------    --------

Operating expenses
       Real estate operations                   857         413       2,602       1,238
       Oil and gas operations                   267         141         758         141
       Lease expense                            231         212         686         757
       Depletion, depreciation and              109          79         365         227
              amortization
       Corporate general and
              administrative                    213         295         774         554
                                          ---------    --------    --------    --------
                                              1,677       1,140       5,185       2,917
                                          ---------    --------    --------    --------

              Operating earning  (loss)         270        (129)        288        (358)

Other income (expense)
       Interest income                           51         110         179         224
       Interest expense                        (392)       (157)       (994)       (543)
       Net gain on sale of assets             1,409       1,008       1,409       1,008
       Equity in net income of
              Affiliated partnership              0          16          31          49
       Other                                   (715)         27        (649)        109
                                          ---------    --------    --------    --------
                                                353       1,004         (24)        847
                                          ---------    --------    --------    --------

       Earnings from continuing                 623         875         264         489
              Operations

Discontinued operations
       Loss from operations                     (20)        (21)        (73)
                                          ---------    --------    --------    --------

       Net earnings                             623         855         243         416
                                          ---------    --------    --------    --------

Net earnings per common share -
       basic and diluted                  $     .64    $   1.21    $    .25    $    .59


Weighted average of common and
       equivalent shares outstanding -          977         703         977         703
       basic and diluted


                             Greenbriar Corporation
                      Consolidated Statements of Cash Flow
                             (Amounts in thousands)

                                                                 For the nine month
                                                             Period Ended September 30,
                                                                 2004           2003
                                                             -----------    -----------
                                                             (Unaudited)    (Unaudited)
Cash flows from operating activities
       Net earnings                                          $       243    $       416
       Adjustments to reconcile net earnings (loss) to net
              cash used in operating activities
              Depreciation and amortization                          325            241
              (Gain) on sale of assets                              (740)        (1,008)
               Equity in net (income) of partnership                 (31)           (49)
              Changes in operating assets and liabilities
                  Accounts receivable                               (236)           (86)
                  Other current and non current assets               739             92
                  Accounts payable and other liabilities            (705)            59
                                                             -----------    -----------

              Net cash used in operating activities                 (405)          (335)
                                                             -----------    -----------

Cash flows used in investing activities
       Proceeds from the sale of property                            109            125
       Purchase of property and equipment                            (99)          (262)
                                                             -----------    -----------

              Net cash provided by (used in) investing
                    activities                                        10           (137)

Cash flows from financing activities
       Payments on debt                                           (6,469)           (51)
       Borrowings                                                  6,500            100
                                                             -----------    -----------

              Net cash provided by financing
                    activities                                        31             49
                                                             -----------    -----------

              NET DECREASE IN CASH AND                              (364)          (423)
                     CASH EQUIVALENTS

       Cash and cash equivalents at beginning of period              688            661
                                                             -----------    -----------

       Cash and cash equivalents at end of period            $       324    $       238
                                                             ===========    ===========

                   Notes To Consolidated Financial Statements
    For the Unaudited Three and Nine Months Ended September 30, 2004 and 2003

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for any subsequent quarter or the year ended December 31, 2004


Note B: Notes Receivable and Deferred Gain From Sale Of Property

As a result of the sale of two retirement communities in 2001 the Company holds tax-exempt notes in the total amount of $4,030,000 bearing interest at 9.5%. The notes mature on April 1, 2032, and August 1, 2031 respectively.

The repayment of the notes is limited to the cash flow of the respective communities either from operations, refinance or sale. The Company has deferred gains in the amount of $3,720,000. The deferred gains and interest income will be recognized as cash is received.

Note C: Property Held for Sale

The Company has an agreement to sell a subsidiary whose sole asset is an assisted living community in North Carolina. The carrying value of this asset is $1,876,000 and there is a mortgage of $1,700,000. The net sales price approximates the carrying value.

Note D: Affiliated Partnerships

In October 2001, the Company became a 56% limited partner in Corinthians Real Estate Investors, LP ("CREI"), a partnership formed to acquire two properties. The general partner is a limited liability corporation whose sole member is W. Michael Gilley, the son of a former CEO of the Company. Sylvia Gilley, W.
Michael Gilley's mother, has a 25.9% interest, the general partner has a .1% interest, the Company's current president has a 10.5% interest, and other employees of the Company have interests aggregating 7.5%. In October 2001, the Partnership acquired a retirement community for approximately $9,100,000 and in January 2002, it acquired an assisted living community for approximately $2,800,000.


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

CREI recognized a gain of $1,322,000. The Company has deferred recognition of its $740,000 share of the gain because of the aforementioned guaranty. In addition CREI had deferred a gain to be recognized both by the partnership and the Company on the installment method when payment is received.

In September 2004 the notes were paid in full. The Company recorded a gain of $1,232,000.

Note E: Long-Term Obligations

Long-term debt is comprised of the following (in thousands):

                                                            September 30,    December 31,
                                                                 2004            2003
                                                            -------------   -------------
Notes payable to financial institutions maturing through
2015; fixed and variable interest rates ranging from
5.875% to 15%; collateralized by property, fixtures,
equipment and the assignment of rents                       $       7,674   $       2,090

Notes payable to individuals and companies maturing
through 2023; variable and fixed interest rates ranging
from 7% to 14% collateralized by real property, personal
property, fixtures, equipment and the assignment of rents           1,800           1,851

Note payable to Sylvia M. Gilley, bearing interest at 10%
and maturing on July 1, 2004                                        2,255           2,255

Note payable to a former officer, non-interest bearing at
8.5% and maturing on December 31, 2004, net of
discount of $23 and $103 respectively, representing
interest imputed at 8.5%                                              608             528

Other                                                                   8              19
                                                            -------------   -------------
                                                                   12,345           6,743

Less: current maturities                                            4,756           4,690
                                                            =============   =============
                                                            $       7,589   $       2,053

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

Segment information and reconciliation to income (loss) from operations are as follows:

Three months ended September 30, 2004
-------------------------------------

                                  Real Estate   Oil and Gas   Consolidated
                                   Operations    Operations


       Revenue                    $ 1,589,000   $   358,000   $ 1,947,000
       Depletion, depreciation
          and amortization             89,000        20,000       109,000
        Operating income (loss)       179,000        91,000       270,000
       Total assets               $15,180,000   $ 1,494,000   $16,674,000

Nine months ended September 30, 2004
------------------------------------

                                  Real Estate   Oil and Gas   Consolidated
                                   Operations    Operations

       Revenue                    $ 4,477,000   $   996,000   $ 5,473,000
       Depletion, depreciation
          and amortization            283,000        82,000       365,000
        Operating income (loss)       132,000       156,000       288,000
       Total assets               $15,180,000   $ 1,494,000   $16,674,000



Note I - Contingencies


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


Note J: Subsequent Event - Acquisition of Bulgarian Cable and Telecommunications Company

On October 12, 2004 the Company acquired two privately-held U.S. corporations in exchange for 31,500 shares of newly-designated 2% Series J Preferred Stock. The two U.S. corporations each own an undivided one-half of the equity interests in Tacaruna BV, a Netherlands company, which in turn owns 75% of CableTEL AD ("CableTEL"). The remaining 25% is owned by an unrelated third party.

CableTEL, the largest cable television provider in Bulgaria, has launched Bulgaria's first, fully connected fiber optic backbone ring which, upon completion, will cover the entire country with connections to its major metropolitan cities.

In addition to its current cable television business, CableTEL's business plan is to build a vertically integrated communications company which will provide a full range of telephone services (including voice over IP), internet services and fiber optic backbone connectivity to individual, commercial and government customers. With the completion of the fiber optic backbone and with legal barriers to admission into the fixed voice market lifted in Bulgaria, CableTEL is preparing an aggressive entry into the Bulgarian telecommunications market.

A significant component of CableTEL's business plan is the leasing of fiber optic backbone connectivity to commercial, industrial and governmental clients. Bordered by Greece, Turkey, Macedonia, Yugoslavia and Romania, CableTEL's land-based fiber optic infrastructure will offer a less expensive alternative to current connectivity under the Mediterranean Sea for countries desiring high speed internet, voice and data access to the rest of the world.

Bulgaria is situated in Southeastern Europe and occupies the northeastern part of the Balkan Peninsula. Bulgaria's Parliamentary Republic form of government has brought political stability and its stringent fiscal controls have stimulated sustained economic growth of 4.1%-5.4% per annum for the past four years. Bulgaria is a member of NATO and expects to join the European Union by 2007.

The European Union, which currently consists of 25 member countries, has earmarked substantial funding to assist candidate countries to achieve the infrastructure and institutional reforms necessary for membership in the Union. The Union's commitment to Bulgaria from this funding is 816,000,000 Euros (over one billion U.S. dollars), nearly 20% of the European Union assistance budget. Bulgaria has completed over 85% of the steps the Union requires for entry.

As consideration for the acquisition, Greenbriar issued 31,500 shares of its newly-designated 2% Series J Preferred Stock (the "Preferred Shares") to four individual stockholders of the two U.S. corporations. The 2% Series J Preferred Stock has a liquidation value of $1,000 per share, has the right to receive cumulative cash dividends of $20 per share per annum payable quarterly, payment of $1,000 per share in the event of liquidation, dissolution or winding up of Greenbriar before any distribution is made to common stockholders, optional redemption at any time after September 30, 2006 at a price of $1,000 per share plus cumulative unpaid dividends. The Preferred Shares are not convertible into any other securities of Greenbriar, and each share has voting rights consisting of five votes per share voting together with all other classes of stock.


The Acquisition Agreement requires as soon as reasonably practicable, and in no event later than September 30, 2005, that Greenbriar present the transaction represented by the Acquisition Agreement, together with a proposed mandatory exchange of the Preferred Shares for Common Stock to its current stockholders in accordance with the applicable requirements of the Securities and Exchange Commission and the American Stock Exchange, Inc. for a vote (or a written consent by the requisite number) of stockholders to approve the transaction, including a mandatory exchange of all shares of the Preferred Shares for shares of Greenbriar Common Stock on the basis of 279 shares of Common Stock for each share of the Preferred Shares, which would result in an aggregate of approximately 8,788,500 shares of Greenbriar Corporation's Common Stock being issued to the four individuals, which would then constitute approximately 90% of the total issued and outstanding shares of Common Stock of Greenbriar, subject to the listing requirements with the AMEX. In the event the stockholders of Greenbriar do not approve the transaction and the mandatory exchange by the requisite number of votes, the holders of the Preferred Shares have the option exercisable by all of them at any time after September 30, 2005 until September 30, 2006 to rescind the transaction by delivery back to Greenbriar of the 31,500 Preferred Shares to receive in exchange all of the ordinary shares and other securities of Tacaruna BV held by the Company.

For a more detailed description of the CableTEL acquisition see the Company's Form 8-K filed October 15, 2004.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

As of September 30, 2004, the Company owned one assisted living community and leased one assisted living community in two states with a capacity of 200 residents. In addition, the Company owns one assisted living community that is leased to and operated by an independent third party with a capacity of 41 residents.

The Company acquired the Gainesville Factory Outlet Mall in Gainesville, TX in December 2003. The mall has approximately 315,000 sq ft. of retail space which is leased to a number of nationally know retail operations as well as local vendors.

The Company acquired Gaywood Oil & Gas, LLC (Gaywood) which has oil and gas leases in the East Texas field effective August 31, 2003. The oil wells in this field have low but steady production. There are approximately 200 existing wells on the leases owned by Gaywood however as of November 12, 2004 Gaywood had 52 operating wells generating approximately 4,000 barrels of oil per month. Gaywood, based upon the price of oil and available financing, and the Company's estimates of potential production may open additional wells. At this time Greenbriar does not anticipate acquiring additional oil and gas properties. The purpose of this acquisition was to acquire a cash flowing asset with future potential value in excess of the purchase price.


Three and nine month periods ended September 30, 2004 compared to three and nine-month periods ended September 30, 2003.


Revenues and Operating Expenses

Revenues for the assisted living communities were $945,000 and $2,773,000 for the three and nine months ended September 30, 2004 as compared to $803,000 and $2,313,000 for the three and nine months ended September 30, 2003. Community operating expenses, which consist of assisted living community expenses, lease expense, depreciation and amortization, were $746,000 and $2,205,000 for the three and nine months ended September 30, 2004 as compared to $661,000 and $2,001,000 for the three and nine months ended September 30, 2003.

The increase in revenue is due principally to increased census at the communities. The increase in expenses is the increased operating cost necessary to care for the additional residents. The significant increases were for wages and food.

Revenues for the outlet mall were $644,000 and $1,704,000 for the three and nine months ended September 30, 2004. Operating expenses were $379,000 and $1,197,000 for the comparable periods. The outlet mall was not owned by the Company during the three and nine month period ended September 30, 2003

Revenues for the oil & gas operations were $358,000 and $996,000 for the three and nine month periods ending September 30, 2004. Operating expenses were $267,000 and $758,000 for the comparable periods. The oil & gas operations were not owned by the Company until August 31, 2003.

Corporate General and Administrative Expenses

General and administrative expenses were $213,000 and $774,000 for the three and nine month periods ending September 30, 2004 compared to $295,000 and $554,000 for the three and nine months ending September 30, 2003.

During the later part of 2001 and 2002 the Company sold, leased or disposed of 26 communities. In October 2001, principally to help the Company's cash flow due to its reduced size, the senior officers agreed to substantial salary reductions. In lieu of salary the Company agreed to allow the officers to participate in future acquisitions. In October 2003 the Company's Board of Directors decided that the officers would no longer participate in the ownership of acquired entities. In the third quarter of 2003 the Board of Directors agreed to increase certain officers' salaries effective January 1, 2003. The general & administrative expenses in the third quarter of 2003 includes an expense of approximately $90,000 that pertains to the first six months of 2003. The balance of the additional expenses is due to additional administrative salaries and expenses due to the addition of the outlet mall and the oil and gas operations as well as additional legal fees due to the Company's dispute with the Internal Revenue Service.


Interest Income

Interest income was to $51,000 and $179,000 for the three and nine month periods ending September 30, 2004 as compared to $110,000 and $224,000 for the three and nine months ending September 30, 2003. Interest was $20,000 higher for the first quarter of 2004 In April 2004 the Company received certain principal payments which reduced the level of interest bearing notes outstanding. This reduction in notes receivable was the most significant factor in the reduction in interest income.

Interest Expense

Interest expense was $392,000 and $994,000 for the three and nine month periods ended September 30, 2004 as compared to $157,000 and $543,000 for the three and nine months periods ended September 30, 2003.

The increase is due almost entirely to the financing of the Gainesville Outlet Mall. When the mall was acquired in December 2003 it was initially financed with a short term note which escalated form 3% to 15% during the nine months ended September 30, 2004. The short term note was refinanced in August 2004 with a five year note requiring interest at 5.85%.


Other Income (Expense)

Other Income (expense) for the three and nine month periods ending September 30, 2004 was ($715,000) and ($649,000) as compared to $27,000 and $109,000 for the three and nine months ended September 30, 2003. In 2002 the Company sold a property in California and was required to establish an escrow fund for certain repairs to the building. The escrowed amounts were written off when the building was sold. Included in other income for 2004 is $125,000 which represents the return of a portion of escrow funds in excess of the amount required. Due to a reduction in the corporate staff the Company needed less space than it was occupying and reached a settlement with the owner of the building, in the third quarter, whereby the Company made a one time payment of $472,000 to settle all obligations and to terminate the lease early. Also included in 2004 is a $216,000 expense to provide for the settlement of the Company's dispute with the IRS.

The 2003 amounts principally represent income from the reimbursement of a prior year insurance claim as well as the settlement of a lawsuit.


Gain on Sale of Assets

The gain on sale of asset for the three and nine months ended September 30, 2004 was $1,409,000 as compared to a gain of $1,008,000 for the three and nine months ended September 30, 2003.

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

The Company deferred recognition of its $740,000 share of the gain because of the aforementioned guaranty. In addition CREI had deferred a gain to be recognized both by the partnership and the Company on the installment method when payment is received.

In September 2004 the notes were paid in full and the Company recorded a gain of $1,232,000.

The Company owned a property in Ellensburg WA. The property's book value was $202,000 less than its debt. In July 2004 the Company sold the property to an unrelated third party and recorded a gain of $177,000 net of expenses.

In 2001 the Company sold a property and received proceeds of both cash and a bond bearing interest at the rate of 9.5%. The payment of both principal and interest on the bond was based exclusively on the cash flow from the property sold. For financial statement purposes the bond was valued at zero.

In August 2003 the Company exchanged the bond for 100% of Gaywood Oil & Gas LLC. Gaywood was valued by independent engineers as having a fair market value of $1,119,000, which was recorded as a gain by the Company. In September 2003 the Company sold land it was holding for $125,000 cash and recorded a loss of $111,000 on the sale.


Discontinued Operations

On January 31, 2004 the company terminated a lease for an assisted living community in Georgia. The operating losses for the community were $0 and $21,000 for the three and nine month periods ending September 30, 2004 and $20,000 and $73,000 for the three and nine months ending September 30, 2003.


Liquidity and Capital Resources

On September 30, 2004, the Company had current assets of $3,933,000 and current liabilities of $6,100,000.

Included in current liabilities is a $2,600,000 note plus accrued interest to Sylvia M. Gilley, wife of a former president of the Company. Under the terms of the note the obligation will only be due if the Company has sufficient cash to pay the note.

Also included in current liabilities is a $1,700,000 mortgage for a property in North Carolina which is due in December 2004. The Company has an agreement to sell the property. The sale will generate sufficient cash to repay the $1,700,000.

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

                           PART II: OTHER INFORMATION


ITEMS 1-6:  ARE NOT APPLICABLE.


EXHIBITS

Exhibit 31.1 - Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 31.2 - Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 32.1 - Certification of Chief Executive Officer Pursuant to Rule 13a-14(b), 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 - Certification of Chief Financial Officer Pursuant to Rule 13a-14(b), 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.


                                                         Greenbriar Corporation


Date: November 15, 2004                               By: /s/ Gene S. Bertcher
                                                         -----------------------
                                                         President
                                                         Chief Financial Officer