Form 10-K
period 2004-12-31
CabelTel International Corp
filed 2005-04-18
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2004
                           -----------------------------------------------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-08187

                       CabelTel International Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                          75-2399477
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
 Incorporation or organization)                                Number)

1755 Wittington Place, Suite 340, Dallas, Texas                   75234
-----------------------------------------------         ------------------------
    (Address of prinicpal executive offices)                   (Zip Code)

Registrant's Telephone Number, including area code           972-407-8400
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of each exchange on which registered
Common Stock, $0.01 par value                    American Stock Exchange
-----------------------------          -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                             Yes [   ]  No [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the closing sales price on March 31, 2005, was approximately $2,424,000. At March 31, 2005, the issuer had outstanding approximately 977,000 shares of par value $0.01 Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                       CABELTEL INTERNATIONAL CORPORATION
                       Index to Annual Report on Form 10-K
                       Fiscal year ended December 31, 2004



Item 1.  Business..............................................................1

Item 2.  Properties...........................................................12

Item 3.  Legal Proceedings....................................................12

Item 4.  Submission of Matters to a Vote of Security Holders..................13

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities....................14

Item 6.  Selected Financial Data..............................................16

Item 7.  Management's Discussion and Analysis of Results of Operation.........17

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........21

Item 8.  Financial Statements.................................................22

Item 9.  Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure..........................................................22

Item 9A.  Controls and Procedures.............................................22

Item 9B.  Other Information...................................................23

Item 10.  Directors and Executive Officers of the Registrant..................24

Item 11.  Executive Compensation..............................................28

Item 12.  Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters...............................................32

Item 13.  Certain Relationships and Related Transactions......................35

Item 14.  Principal Accounting Fees and Services..............................36

Item 15.  Exhibits and Financial Statement Schedules..........................38

SIGNATURES....................................................................41

                                     PART I
                           FORWARD-LOOKING STATEMENTS


         Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995,
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words "estimate," "plan," "intend," "expect," "anticipate," "believe," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. CabelTel disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projects contained in any forward-looking statements are described under "Risks Related to the Company" beginning on page 9.

Item 1.  Business

         CabelTel International Corporation ("CabelTel" or the "Company" or "we" or "us") was incorporated in Nevada on May 31, 1991, originally under the name Medical Resource Companies of America. The Company is the successor-by-merger to Wespac Investors Trust, a California business trust that began operating in 1982. On March 26, 1996, the name was changed to Greenbriar Corporation; on February 28, 2005, the name of the Company was changed to CabelTel International Corporation following the acquisition by the Company in October 2004 of an indirect subsidiary named "CableTEL AD" which is a cable television operator in Bulgaria, also operating fixed voice telephony services, national CATV and data services primarily in Bulgaria. This last name change was intended to reflect our operations in the telecommunications industry.

         We also continue to operate retirement-focused real estate, own and operate an outlet shopping mall in Gainesville, Texas, and own interests in producing oil and gas leases in Gregg and Rusk Counties, Texas.

Recent Acquisition of CableTEL AD

         On October 12, 2004 the Company acquired two privately-held U.S., Corporations in exchange for 31,500 shares of newly-designated 2% Series J Preferred Stock. The two U.S. corporations collectively own 100% of Tacaruna BV, a Netherlands company, which in turn directly and indirectly owns 74.8% of CableTEL AD, a Bulgarian telecommunications company. The Series J Preferred Stock is not convertible to common stock. However, the terms of the acquisition agreement require the Company to present a proposal to its stockholders to approve the exchange of all shares of Series J Preferred Stock into 8,788,500 shares of common stock which, if approved by stockholders, would represent 90% of the total issued and outstanding shares of common stock in the Company. While the Company acquired the two U.S. entities, due to the relative values of the entities for reporting purposes this transaction is being accounted for as a "reverse acquisition." As a reverse acquisition for reporting purposes, the Company must be accounted for as if it had been acquired. Also, certain information and the historical financial statements presented in this Form 10-K will represent those of the entities acquired by the Company for all years presented.

Business Operations

We   operate three separate distinct businesses:

o    telecommunications   activities  in  Bulgaria  and  surrounding  countries,
     including subscription cable television, fixed voice telephony services and data services,

o ownership and operation of real estate through (i) one retirement community in King City, Oregon, with a capacity of 114 residents, and leasing of a residential retirement property to a third party in Greenville, South Carolina, and (ii) ownership and operation of an outlet mall in Gainesville, Texas with approximately 315,000 square feet of retail space available for lease,

o ownership of oil and gas leases in Gregg and Rusk Counties, Texas on which 48 producing wells were operating as of March 31, 2005.

Financial information about our segments can be found in Note N "Segment Reporting" in the Notes to Consolidated Financial Statements found at Item 8 "Financial Statements and Supplementary Data."

Telecommunications - CabelTel AD

         CableTEL AD was founded in 1999 by integrating three cable television (community antenna television or "CATV") operators in the Country of Bulgaria. Through further acquisitions, CableTEL AD grew its base of CATV subscribers in Bulgaria to approximately 130,000 and assumed the position of a dominant player with an estimated 11.5% share of the Bulgarian market.

         Management of CableTEL AD focuses on maintaining its CATV customer base while increasing Average Revenue per Unit ("ARPU"). Licenses have been obtained to operate fixed voice telephony services, national CATV and data services. A state-of-the art "Excel" switch has been installed, tested and is in production at the corporate headquarters in Sophia, Bulgaria. Voice interconnection agreements exist with all fixed and mobile operators in Bulgaria which include international interconnect agreements. CableTEL AD is offering telephony services to the corporate and residential markets in Bulgaria.

         The main goals of CableTEL AD management are to establish CableTEL AD as the largest cable TV operator in the country of Bulgaria with significant market share, to develop CableTEL AD as a major player offering international carrier services and to become a strong competitor to the new and existing providers of corporate and residential telecom services. In order to achieve these goals, CableTEL AD plans aggressive acquisitions of regional CATV operators, upgrading of the CATV networks, product differentiation and cross-selling of telecommunication services. CableTEL AD plans to actively segment its customer base to offer high margin differentiated products based on a general portfolio of interactive services such as Pay per View, Video on Demand, Broadband Internet, Leased Lines, Virtual Private Networks and Fixed Telephony. Strategic partners are being sought to ensure that CableTEL AD can provide quality service as an international carrier. An experienced sales and marketing team has been recruited and structured to operate with a clear vision on how to achieve its objectives.

         Cable is the dominant method of distributing TV into Bulgarian homes. Penetration is extremely high in the major cities and CableTEL AD expects it to grow further as the standard of living in Bulgaria continues to increase. The market for international carrier services in the region is increasing with the growth in internet users in countries like Turkey and other parts of the Middle East that can be connected through Bulgaria. As Bulgaria continues to grow economically, the demand for corporate services such as virtual private networks ("VPN") from banks, freight companies, supermarket chains, governments and many others should continue to grow rapidly.

         Management of CableTEL AD believes that its goals cannot be achieved without overcoming competition in the residential CATV market. It plans to do so by acquiring a significant subscriber-base or position in all the major cities in Bulgaria. As the only national operator, CableTEL AD hopes to be able to establish a very strong national brand. CableTEL AD believes the three largest operators in Bulgaria, Bulgarian TelCom ("BTC"), MTel and GloBul will continue to compete for corporate services by offering mobile and fixed line services but the management of CableTEL AD believes that CableTEL AD can develop a strong alternative to the bigger established operators.

         As of March 31, 2004, CableTEL AD has substantially completed a fiber optical backbone (the "backbone") in Bulgaria with connectivity to Turkey, Greece, Romania and Macedonia. Bulgaria also has a large border with Serbia and Moldova and a small border with Ukraine. An integral part of CableTEL AD's strategy is to become a vertically integrated telecommunications operator. The total investment to complete the fiber optic backbone was approximately
(euro)25,000,000*. A part of the investment was financed by entering into strategic agreements with operators and suppliers and by selling one portion of the backbone's capacity to one of Bulgaria's mobile operators. Connectivity to neighboring countries puts CableTEL in a position to become a major international carrier for the region. Plans for the development of Bulgarian national connectedness emphasize setting up separate metropolitan area networks that can be plugged into the national backbone ring. Combined with upgrades of existing cable TV infrastructures, this will allow the delivery of broadband Internet access, value added-services, digital CATV and fixed voice telephony to both residential and business customers.

         The fiber optic backbone consists of three separate "ducts" containing fiber optic cable. CableTEL AD only needs one duct for its own purposes. One of the three ducts has been sold to an unrelated mobile operator and CableTEL AD has a second duct for sale.

         In CATV quality assurance is achieved with a national call center where the provider can be reached through one number or through the internet and providing rapid response to a customer's concerns.


         Marketing. CableTEL AD centralized sales and marketing in its Sofia, Bulgaria headquarters. The Sales and Marketing Department centralized the various marketing functions in order to develop and implement best practices and achieve economies of scale. The department coordinates the marketing efforts to build a consistent and effective brand image while the sales team will concentrate on identifying, approaching and bringing corporate customers for the advanced telecommunication services offered by CableTEL. Given the acquisitions strategy of the company, the Sales and Marketing department has developed a re-branding strategy to quickly bring new operations up to CableTEL communication standards and preserve the overall strength of the CableTEL brand.

         Government Regulation. Bulgarian telecom legislation of 2003, which complies with the European Union ("EU") regulations, standardized licensing policies so that a general license is issued to telecom operators by type of service provided (e.g. CATV, leased lines, data transmission). This resulted in consolidating all of CableTEL AD's cable TV operations in a single certificate under the general license issued. CableTEL AD has a National Fixed Telephony License, and a license for data transmission covering all the territory of Bulgaria. CableTEL AD possesses a unique national backbone construction permit that allows the company to build alongside the national road and highway network.


         Internet services in Bulgaria are not subject to unique licensing but are subject to licensing of the delivery channel (i.e. cable, satellite, dial-up, leased lines or DSL). For new services offered through existing channels covered by existing licenses, an additional application is required.

         CableTEL AD applied for one of the Bulgarian wireless broadband licenses to be distributed by the summer of 2005. Wireless broadband technology will enable CableTEL AD to quickly cover densely populated markets where it currently does not have access to a fixed line network connecting to a potential customer's home.

Competition

         The statistics for the Bulgarian telecommunications market for the past three years show a declining share in fixed telephony and an increasing share in cellular services. Management of CableTEL AD believes that, in the future, the mobile services growth rate will decrease while leased lines and internet access growth rates will increase. Management also believes the tendency for mergers and acquisitions of the various operators of these services will continue to lead to more investments in the sector and improved quality and effectiveness of the various companies in the industry.

         In Bulgaria, CATV is the predominant platform for delivery of pay TV to one million households (55% of all households, with highest rates of CATV penetration are concentrated in the top 30 cities of Bulgaria by population). Management of CableTEL AD believes CATV will continue to be the primary avenue for further pay TV penetration throughout Eastern Europe.

         CableTEL AD's current ARPU in Bulgaria is (euro)4.00, which is below other markets such as Hungary ((euro)5.00), Poland ((euro)6.00) and the Czech Republic ((euro)6.50). The average income of households in Bulgaria is relatively low which makes it hard to increase charges for the basic Pay TV package. The main opportunity to increase ARPU in the near term is to diversify the products offered. CabelTEL AD offers residential broadband internet access and telephony services in addition to its Pay TV package. In the longer term CableTEL AD believes that increasing disposable incomes of households stimulated by the sustained high rates of economic growth in Bulgaria will lead to increasing demand for its products at increasingly higher rates.

         The leased lines market in Bulgaria is currently estimated at
(euro)55,000,000 annually and Management of CableTEL AD believes it will grow substantially. Until recently BTC held a monopoly in the provision of leased line services. Although other telecoms are also building optical infrastructure, CableTEL AD will have a significant first mover advantage in this market due to the backbone it created. Having access to its own optical infrastructure is also important for any telecom company aiming to tap the estimated (euro)21,000,000 annual market for managed network data services ("MNDS") such as Internet Protocol Virtual Private Networks ("VPN") and the more traditional Frame Relay and Asynchronous Transfer Mode ("ATM") technologies.

         Until recently BTC held a monopoly over the fixed voice/telephony market. In recent years several Voiceover Internet Protocol ("VoIP") operators such as Orbitel and NexCom have established themselves as providers of fixed telephony services at (in the Company's opinion) a slightly lower quality. An established customer base (via prepaid cards for residential customers and dialers for business customers) exists for these entities, and each is actively engaging in price wars that reduce profit margins of VoIP services. CableTEL AD will however have the ability to offer the service to its existing customer base at little incremental cost.

Real Estate

         Retirement Properties. The Company operates Pacific Pointe Retirement Inn ("Pacific Pointe") in King City, Oregon. Pacific Pointe has a capacity of 114 residents, and provides community living with basic services such as meals, housekeeping, laundry, 24/7 staffing, transportation and social and recreational activities to its residents. These residents do not yet need assistance or support with activities of daily living but prefer the physical and psychological comfort of a residential community of like minded people which offers access to health care and other senior oriented services.

         The Company's other residential retirement property is an assisted living facility in Greenville SC which is leased to an independent third party.

         The only retirement community that the Company operates is not required to have a license for its independent retirement operation. In compliance with underlying state bond financing, rents at this community must be approved by an agency of the State of Oregon.

         At Pacific Pointe the Company's marketing and sales efforts are undertaken at the local level. These efforts are intended to create awareness of a community and its services among prospective residents, their families, other key decision-makers and professional referral sources.

         The Company's only retirement community, Pacific Pointe, has a stellar reputation in its community and has operated at or near capacity for a number of years. The retirement housing market however has little barrier to entry and Pacific Pointe's present and potential competitors have, or may have access to, greater financial, management and other resources than those of the facility. There can be no assurance that competitive pressures will not have a material adverse effect on the property.

         Outlet Shopping Mall Property. The Company's outlet mall does business as Gainesville Factory Shops ("GFS") and is located in Gainesville, Texas. GFS has approximately 315,000 square feet of retail space available for lease. Purchased in December 2003, GFS presented the Company with an opportunity to make an investment at what the Company believes was a bargain price. Since purchasing the mall in December 2003 occupancy has risen from 60% to 76%. Mall traffic has been enhanced by a more aggressive marketing effort as well as development in its immediate Gainesville Texas area including the opening of a casino four miles from the mall.

         The Company's outlet mall in Gainesville, Texas has the advantage of being the only mall in its immediate market area. In addition, the Company believes that the market does not lend itself to construction of another mall in the foreseeable future. A number of shopping alternatives are available to potential customers within a reasonable driving distance. Further conditions which the Company cannot control such as highway construction, economic downturn or the high price of gasoline can have a negative impact on traffic at GFS.

         Marketing at Gainesville is general, market wide advertising to build overall mall traffic. Where possible the mall coordinates this advertising with its tenant merchants' advertising to enhance the mall as a specific destination for shoppers.

Mineral Interests

         Gaywood Oil & Gas, LLC and Gaywood Oil & Gas II ("Gaywood"), of which the Company is the sole member, are in a very narrow niche of the oil and gas industry. Gaywood's leases are in Gregg and Rusk counties in Texas. 48 wells were operating as of March 31, 2005. Any gas production is incidental to Gaywood's oil production and has no significant value. Gaywood's potential and actual production averaged slightly over four barrels per well per day in March 2005. Gaywood's operation of low volume wells is only profitable if the price of oil is above $24 per barrel. Gaywood is neither a refiner nor a retailer of oil products. It sells its entire production to companies who, in turn, either resell or use the products for their own purposes.

         The Company has no strategy, as such, for the acquisition of oil and gas properties. Gaywood was an unusual opportunity and the Company decided to pursue this particular acquisition to enhance cash flow and operating income streams.

         Summary Oil Reserve Data. The following table sets forth summary information concerning Gaywood's proved oil reserves on December 31, 2004, based on a report prepared by Haas Petroleum Engineering Services, Inc., an independent consulting and engineering firm. Reserves were determined using year-end product prices, held constant for the life of the properties. Estimates of economically recoverable reserves and future net revenues are based on a number of variables, which may differ from actual results.

Proved and Developed Reserves                                December 31, 2004
Oil (Mbbl)                                                              381.07

     Productive   Wells.  The  following  table  summarizes  our  gross  working interests and net revenue interests in productive oil wells at March 31, 2005. All wells are in the State of Texas.

                            Gross Wells                              Net Wells
                                48                                      36


         The Company's oil wells have all been "abandoned" by the larger oil companies and their leases have devolved to other persons or entities. The Company has 61 leases with a range of 65.7% to 80% of ownership. The wells produce from 70 to 360 barrels per month.

         Well Operations. The Company's oil wells are maintained by third party contractors, its production is hauled by third party contractors and the entire production is sold under contract to a subsidiary of Black Hills Corporation. This contract is renegotiated periodically and is based on the average daily closing price of oil for the previous month as published by Koch Supply & Trading plus a premium, on March 31, 2005 of $3.15 per barrel.

         The operations of any facility gathering, transporting, processing or storing crude oil is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an operator of such facilities, the Company must comply with federal, state and local laws that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. Costs of operating oil wells must incorporate compliance with environmental laws, regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures.

         The market for oil is highly volatile but not greatly competitive. Sweet Texas Crude Oil is constantly in high demand world wide however there is a high cost to operate the low production wells in East Texas. The Company's wells would not be profitable with oil at less than $24 per barrel.

Insurance

         The Company currently maintains property and liability insurance intended to cover claims in its retirement community, outlet mall, corporate and oil well operations. The number of insurance carriers who offer retirement industry liability insurance has diminished since 1999, and the costs of such insurance continue to escalate. The Company also carries property insurance on each of its owned and leased properties in the United States.

Environmental Matters

         In the United States, under various Federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at the property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean up costs incurred by such parties in connection with the contamination. Such laws typically impose clean up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of such substances may be substantial and the presence of such substances or the failure to remediate properly such property may adversely affect the owner's ability to sell or lease the property or to borrow using the property as collateral. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or redemption of such substances at the disposal or treatment community, whether or not such community is owned or operated by that person or corporation. Finally, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

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

         In Bulgaria CableTEL AD only offers services. All construction is outsourced. The Company and its subsidiaries are not involved in any activities which fall under any Bulgarian environmental laws.

Employees

         At March 31, 2005, the Company employed 440 people, including 56 (20 full-time and 36 part-time) in the United States and 384 (372 full-time and 12 part-time) in Bulgaria. The Company believes it maintains good relationships with its employees. None of the Company's employees are represented by a collective bargaining group.

         The Company's operations are subject to the Fair Labor Standards Act in the United States and its Bulgarian equivalent which governs such matters as minimum wage, overtime and other working conditions. Many of the Company's employees are paid at rates related to the appropriate country's minimum wage and accordingly, increases in the minimum wage will result in an increase in labor costs.

         Management is not aware of any non-compliance by the Company as regards applicable regulatory requirements that would have a material adverse effect on the Company's financial condition or results of operations.

Available Information

         The Company maintains an internet website at http://www.cabeltel.us. The Company has available through the website, free of charge, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, the Company has posted the charters for our Audit Committee, Compensation Committee and Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence and other information on the website. These charters and principles are not incorporated in this Report by reference. The Company will also provide a copy of these documents free of charge to stockholders upon written request. The Company issues Annual Reports containing audited financial statements to its common stockholders.

Risks Related to the Company

         The telecommunications industry is subject to rapid technological changes, and we cannot predict the effect of any changes on our business. The telecommunications industry has been and will continue to be subject to rapid and significant changes in technology, and the effect of technological changes on our business cannot be predicted. Our primary product offerings in Bulgaria may become outdated due to technological breakthroughs rendering our products out-of-date. In addition, our business plan for CableTEL AD contemplates the introduction of services using new technologies. Our investment in those new services may prove premature, and we may not realize anticipated returns on these new products for some time. The cost of implementation for emerging and future technologies could be significant, and our ability to fund such implementation may depend on our ability to obtain financing. We cannot be certain that we would be successful in obtaining any additional financing required.

         We are subject to significant competition in the telecommunications business and expect that competition will intensify. We face significant competition from other competitors in Bulgaria. In particular, in two of our three key product areas, telephony and CATV, other of our competitors have very large market shares and generally have less financial and operating constraints than we have. As existing technology develops and new technologies emerge, we believe that competition will intensify in each of these product offerings, particularly business telecommunications and the internet. Some of our competitors have substantially greater financial and technical resources than we have. Moreover, we may also be required to reduce prices if our competitors reduce prices or as a result of any other downward pressure on prices for telecommunications services in Bulgaria, which could have an adverse effect on us.

         We remain subject to the risk of successfully integrating future acquisitions of additional subscribers. We have historically grown our business through acquisitions of blocks of subscribers in various areas in Bulgaria. This has resulted in our being exposed to the risk of failing to successfully integrate those new subscribers. A significant result of our growth through these acquisitions is that we have inherited a variety of billing and customer service systems from others. We are in the process of integrating our various billing systems and customer databases in an effort to improve one of the main tools we use to provide customer service; however, we do not as yet have an integrating billing and operational platform for all customers. We cannot be certain this integration project will be successful, and we could experience operational failures related to billing and collecting revenue from our customers.

         One of our key strategies is to reduce customer turnover; however, there can be no assurance we will successfully accomplish this or that our turnover rate will not increase. We have experienced rapid growth and development in a relatively short period of time through acquisitions or connecting customers to our network. One of our biggest challenges as we have grown is to limit customer turnover. The successful implementation of our business plan depends upon a reduction in the percentage of our customers that stop using our services in Bulgaria. In order to reduce turnover in the future, we aim to improve customer service. This improvement will be difficult to obtain without an integrated billing system and a customer database across the entire network. If the integration of our various billing systems is not successful, we could experience an adverse effect on customer service and, in turn, customer turnover. We plan to increase our customer and revenue generating unit in 2005. If demand for our products and services is greater than anticipated our customer service centers could experience a higher than expected volume of traffic. If customer service suffers as a result, it could contribute to turnover. Our ability to reduce turnover may also be adversely affected by the availability of competing services in Bulgaria.

         Our prospects will depend in part on our ability to control our costs while maintaining and improving our service levels. As a result of capital constrains imposed on our business during construction of the "ducts," we engaged in a process of reducing expenditures in a variety of areas. Our prospects will depend in part on our ability to continue to control costs and operate more efficiently while maintaining and improving our existing service levels.

         Our principle business is subject to governmental regulation in a foreign country, including pricing regulation and changes in current regulations may adversely affect us. Our principle business activities are regulated and supervised by various governmental bodies in Bulgaria. Changes in laws, regulations or governmental policy or the interpretation of those laws or regulations affecting our activities and those of our competitors, such as licensing requirements, changes in pricing regulation, and deregulation of interconnection arrangements, could have a material adverse effect on us. We are also subject to regulatory initiatives of the European Commission. Changes in EU directives may reduce our range of programming and increase the costs of purchasing programming or require us to provide access to our cable network infrastructure to other service providers, which could have a material adverse effect upon us.

         We are dependent upon many critical systems and processes, many of which are dependent upon hardware that is concentrated in a small number of locations. If a catastrophe were to occur at one of those locations, it could have a material adverse effect on our business. Our business is dependent upon many sophisticated critical systems, which support all of the various aspects of our operations from our network to our billing and customer service systems. The hardware supporting a large number of critical systems is housed in a relatively small number of locations. If one or more of these locations were to be subject to fire, natural disaster, terrorism, power loss, or other catastrophe, it could have a material adverse effect on our business. We are currently studying ways to improve our disaster recovery to prevent or mitigate such a potential failure. However, despite any disaster recovery, security and service continuity protection measures we have or may in the future take, we cannot assure that these measures will be sufficient. In addition, although we built our network in resilient rings to ensure the continuity of network availability in the event of any damage to our underground "ducts," should any ring be cut twice in different locations, it is likely that no transmission signals will be able to pass, which could cause significant damage to our business.

         We do not insure the underground portion of our cable network. We obtain insurance of the type and in the amounts we believe are customary for similar companies. Consistent with this practice, we do not insure the underground portion of our cable network. Substantially our entire cable network is constructed underground. Any catastrophe that affects our underground cable network could result in substantial uninsured losses.

         A downturn or increased volatility in the Bulgarian economy could adversely affect our revenues, cash flows and profitability. Substantially all of our telecommunications operations and customer base are located in Bulgaria. Therefore, our results of operations and financial condition depend upon the level of economic activity in Bulgaria, including the rate of economic growth and its impact on demand for our services. Weakness in the Bulgarian economy could adversely affect our subscriber and revenue growth. There can be no assurance that such economic weakness would not be prolonged or become more severe in the future. Continued economic weakness could lead to shortfalls in our revenues and subscriber levels and could have an adverse impact on the market value of our securities.

         Bulgarian political and economic conditions have a direct impact on our business. Our financial condition and results of operations of CableTEL AD are substantially dependent upon the Bulgarian economy. The Bulgarian government has not intervened in the Bulgarian economy but could well do so and make drastic changes in monetary, fiscal, taxation, credit, tariff, wage and price policies in order to influence the course of Bulgaria's economy. Our business, financial condition and results of operations could be adversely affected by any changes in policy as well as other factors outside our control such as currency fluctuations, inflation, price instability, interest rates, monetary policy, liquidity of Bulgarian capital markets, electric power rationing, general economic growth, tax policy and other political, diplomatic, social and economic developments in or affecting Bulgaria.

Our governing documents contain anti-takeover provisions that may make it more difficult for a third party to acquire control of us. Our Articles of Incorporation contain provisions designed to discourage attempts to acquire control of the Company by a merger, tender offer, proxy contest or removal of incumbent management without the approval of our Board of Directors. As a result, a transaction which otherwise might appear to be in your best interests as a stockholder could be delayed, deferred or prevented altogether, and you may be deprived of an opportunity to receive a premium for your shares over prevailing market rates. The provisions contained in our Articles of Incorporation include:

         ? the requirement of an 80% vote to make, adopt, alter, amend, change or repeal our Bylaws or certain key provisions of the Articles of Incorporation that embody, among other things, the anti-takeover provisions,

         ? the so-called business combination "control act" requirements involving the Company and a person that beneficially owns 10% or more of the outstanding Common Stock except under certain circumstances,

         ? the requirement of holders of at least 80% of the outstanding Common Stock to join together to request a special meeting of stockholders.

         As of March 31, 2005, officers, directors and affiliated entities owning more than 5% of the Company's outstanding Common Stock owned approximately 59% of the outstanding shares of Common Stock. In addition, a small group of individuals and entities own all of the outstanding Series J 2% Preferred Stock which holds the right to five votes per share of Series J 2% Preferred Stock voting with the Common Stock. Under these circumstances, if the holders of Series J 2% Preferred Stock, directors and affiliated entities owning more than 5% of our outstanding Common Stock voted together, the group would control 64% of the votes in any stockholder action. In light of this, these anti-takeover provisions could help entrench the existing Board of Directors and may effectively give our management the power to block any attempted change in control.

Item 2.  Properties

         The Company's principal offices are approximately 2,500 square feet of leased space in Dallas, Texas and 27,300 square feet of leased space in Sofia, Bulgaria. The Company believes its domestic leased space will be adequate for the foreseeable future. Due to increased personnel and the need for more efficient configuration of offices, at March 31, 2004, CableTEL AD has entered into a lease for 44,917 sq ft of office space in Sofia, Bulgaria. See Item 1 for a discussion of properties owned or leased by the Company.

Item 3.  Legal Proceedings

         On January 24, 2005, Cable Partners Bulgaria LLC, a Colorado limited liability company, instituted an action in the District Court of Dallas County, Texas styled Cable Partners Bulgaria LLC v. Greenbriar Corporation and Ronald C. Finley, Cause No. 05-00746-L in the 193rd Judicial District Court of Dallas County, Texas. Plaintiff's original petition alleges that Cable Partners Bulgaria LLC ("CPB") was formed to acquire the assets of a cable telecommunications system located in Plovdiv, Bulgaria, known as "Eurocom," and to that end entered into a letter agreement on October 12, 2004, with two individuals on behalf of Eurocom to purchase all of the assets of Eurocom. Plaintiff's complaint alleges that the letter agreement with CPB obligates the two individuals to sell all of Eurocom's assets to CPB, and that CPB's obligation to complete the purchase is conditioned upon completion of due diligence reviews and negotiation with the two individuals of a customary purchase and sale agreement and customary employment and non-competition agreements. The October 12, 2004, letter agreement provided that CPB was to "utilize commercially-reasonable efforts" for completing the due diligence and agreements by January 7, 2005. Plaintiff's complaint alleges it engaged an international accounting firm to conduct the due diligence, but the delays resulted in an extension until at least February 28, 2005. Plaintiff's complaint alleges that certain meetings occurred in December 2004 and January 2005, and alleges tortious interference with a contract and prospective contract by the Company and Ronald Finley, seeks a temporary injunction and permanent injunction enjoining the Company and its subsidiaries from further contact with the two individuals, and a judgment against the Company in the amount of at least
(euro)4.5 million plus exemplary damages, and attorneys' fees and costs. Management of the Company intends to vigorously defend the action which it perceives to be without merit. Representatives of CableTEL AD had conversations and arrangements in place with the individual stockholders of Eurocom well before either the October 12, 2004 purported letter agreement or the November/December 2004 conversations. Management also believes the action misstates or seeks to rearrange facts and events central to the controversy.

         The ownership of property and provision of services to the public entails an inherent risk of liability. Although the Company and its subsidiaries are involved in various items of litigation incidental to and in the ordinary course of its business, in the opinion of management, the outcome of such litigation will not have a material adverse impact upon the Company's financial condition, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

         An Annual Meeting of Stockholders was held on October 20, 2004, at which meeting stockholders were asked to consider and vote upon the election of directors. At the meeting, stockholders elected the following individuals as directors:

                                            Shares Voting
                   Director          FOR                  ABSTAINED
Roz Campisi Beadle                   720,202                  2,888
Gene S. Bertcher                    713,462                   2,888
James E. Huffstickler               720,200                   2,888
Dan Locklear                        720,200                   2,888
Victor L. Lund                      712,562                   2,888

         There were no votes or broker non-votes on the election of directors.


                                     PART II

          Item 5. Market for  Registrant's  Common Equity,  Related  Stockholder
          Matters and Issuer Purchases of Equity Securities

         The Common Stock of the Company is traded on the American Stock
Exchange ("AMEX") using the symbol "GBR." The following table sets forth the high and low sales prices as reported in the reporting system of the AMEX and other published financial sources. (All prices have been adjusted for a 2002 stock dividend and October 2003 stock-split.)

                                    2004                       2003
                                 High   Low             High     Low
                            ----------- ----------     ----------- ----------

   First Quarter                 $5.39       3.62           $4.25       3.62
   Second Quarter                 3.98       2.80            4.50       3.65
   Third Quarter                  3.74       3.17            4.00       2.15
   Fourth Quarter                 4.73       3.00            6.50       2.38

         According to the Transfer Agent's records, at March 31, 2005, our
Common Stock was held by approximately 463 holders of record. On March 31, 2005, the closing price of the Company's Common Stock was $6.05. xyz
         The Company paid no dividends on its Common Stock in 2003 or 2004. The
Company has not paid cash dividends on its Common Stock during at least the ten fiscal years, and it has been the policy of the Board of Directors of the Company to retain all earnings to pay down long-term debt and finance future expansion and development of its businesses. The payment of dividends, if any, will be determined by the Board of Directors in the future in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans.

         We have two stock-based equity compensation plans that have been approved by our stockholders. See Note J, "Stockholders Equity" for a description of the plans, the number of shares of Common Stock to be issued upon exercise of outstanding stock options, the weighted average exercise price of outstanding stock options, and the number of shares of Common Stock remaining for future issuance under the Plans. We have no stock-based compensation plans which were adopted without the approval of our stockholders.

Purchases of Equity Securities.

         The Board of Directors has not authorized the repurchase of any shares of its Common Stock under any share repurchase program. However, in the past when stockholders owning less than one round lot (100 shares) so request the Company has purchased shares at market closing on the last trading day prior to receipt of the certificate(s). The following table represents shares repurchased during the three months ended December 31, 2004.



                                                              Total No. of Shares
                                                              Repurchased as part    Maximum No. of Shares
                        Total No. of                                  of                that May Yet Be
                           Shares        Weighted Average     Publicly-Announced     Repurchased Under the
       Period           Repurchased       Price Per Share           Program                 Program
10/01-31/2004               -0-                 -0-                   -0-                     -0-
11/01-30/2004               -0-                 -0-                   -0-                     -0-
12/01-31/2004               -0-                 -0-                   -0-                     -0-




Item 6.  Selected Financial Data

                                           2004              2003              2002             2001             2000
Operating revenue                  $         11,049     $     8,338      $     6,262       $     5,397      $       700
Operating expenses                           14,141           8,786            5,733             3,421              480
Operating profit (loss)                      (3,092)           (448)             529             1,976              220

Earnings (loss) from continuing
operations before income taxes and
minority interest                            (2,564)            526              828               119              (96)
Minority interest                              (431)            137              109               153                2
Income tax (income)  expense                     32             (66)             122               220              (62)

Earnings (loss)   from continuing
operations
                                             (2,165)            455              597              (254)             (36)

         Loss from
.........discontinuoperations
                                                                                   (508)             (729)             (86)

         NET EARNINGS .....(LOSS)
                                      $         (2,165)    $       455      $        89              (983)            (122)
Preferred dividend requirement
                                                  (158)

Net income applicable to common
shares                                          (2,323)

Net earnings (loss) applicable
   to Common shares - Basic           $     (2.38)          $      0.47      $      0.09       $     (1.01)     $      (.125)

Basic weighted average
   common shares                                       977              977               977              977             977


Net earnings (loss) applicable
   to Common shares - Diluted         $     (2.38)          $      0.47      $      0.01       $     (1.01)     $      (.125)

Diluted weighted average
   common shares                                       977            1,057               997              977             977

In accordance with the provisions of the acquisition agreement the Company is required to have a shareholder vote permitting the Series J shareholders to convert into 8,788,000 shares of the Company's common stock. The following pro forma earnings per share assumes such conversion has occurred.

Pro-forma earnings (loss)
   applicable to Common
   shares - Diluted                   $      (.24)          $      0.05      $      0.01       $      (.10)     $      (.01)

Diluted weighted average
   common shares                                     9,766            9,846             9,786            9,766           9,766

BALANCE SHEET DATA:
Total assets                          $     50,513          $    14,964      $    44,022      $   102,588      $   119,908
Long-term debt                                                    2,120           16,693           50,887           50,477
                                          20,263
Total liabilities                          46,600                 8,402           34,753           68,944           69,425
Total stockholders' equity                      959               5,735            9,269            6,656           22,720

As this is a reverse acquisition the weighted average number of shares outstanding reflects 9,997,000 shares for all years presented

Item 7.  Management's Discussion and Analysis of Results of Operation

Overview

         In October 2004 the Company acquired an indirect subsidiary CableTEL AD, which is a cable television operator in the Country of Bulgaria. At present CableTEL AD estimates that its cable subscribers represent approximately 11.5% of the market in Bulgaria. CableTEL AD also operates fixed voice telephony services, national CATV and provides internet access data services primarily in Bulgaria.

         While the Company was the acquirer, due to the relative values of the entities for reporting purposes this transaction is being accounted for as a reverse acquisition. As a reverse acquisition, for reporting purposes the Company is being accounted for as if it had been acquired effective October 1, 2004. For that reason, for accounting purposes, the following discussion of operations represents the operations of CableTEL AD (with the exception of the last three months of 2004 which is the consolidation of the Company and its subsidiaries).

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

         The Company believes the following critical accounting policies are more significant to the judgments and estimates used in the preparation of its consolidated financial statements. Revisions in such estimates are recorded in the period in which the facts that give rise to the revisions become known. The Company's critical accounting policies relate to and the evaluation of the collectibility of accounts and notes receivable and the evaluation of potential impairment of goodwill.

         The Company's allowance for doubtful accounts receivable and notes receivable is based on an analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past due accounts. Management considers such information as the nature and age of the receivable, the payment history of the resident, customer or other debtor and the financial condition of the tenant or other debtor. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change.

         The carrying value of goodwill is reviewed annually for impairment by reviewing any events or changes in circumstances such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate which would indicate that its fair value may be less than its carrying value. If any impairment were indicated as a result of such reviews we would measure it using a fair value methodology on a report unit basis to determine the amount of the impairment.

Liquidity and Capital Resources

         At December 31, 2004 the Company had current assets of $9,039,000 and current liabilities of $24,780,000. During the past eighteen months CableTEL AD has for the most part completed the first fiber optic backbone in Bulgaria with connectivity to Turkey, Greece, Romania and Macedonia. The total investment in the backbone will be approximately $30,000,000. Most of the costs to construct the backbone were incurred in 2004 and were financed both through debt and vendor financing.

         CableTEL AD is constructing three separate and independent fiber optic ducts and only needs one for its operations. The other two ducts are being constructed for the purpose of sale to independent third parties. CableTEL AD has sold one duct for a total contract price of approximately $13,000,000. CableTEL AD has received approximately $1,800,000 in 2004 and anticipates receiving the balance of $11,200,000 in 2005 with the majority of the funds being received in the first half of the year. CableTEL AD is actively pursuing the sale of the remaining duct.

         Included in current liabilities is a $1,700,000 mortgage loan for an assisted living community located in North Carolina. This community was sold in March 2005 and the cash proceed were sufficient to repay the mortgage.

         Also included in current liabilities is an obligation of principal and accrued interest of $2,712,000 the terms of which are similar to that of preferred stock whereby the Company can only pay this obligation out of available earned surplus.

         Future acquisitions by the Company are dependent upon obtaining capital and financing through various means, including financing obtained from loans, debt or equity offerings and, to the extent available, cash generated from operations. There can be no assurance that the Company will be able to obtain adequate capital to finance its projected growth.

         As amplified below the most significant use of CableTEL AD's funds in 2002 through 2004 was the construction of its backbone and the improvement of its physical infrastructure within its existing operations.

         On December 31, of each year cash and cash equivalents totaled $1,352,000 in 2004, $1,427,000 in 2003, and $423,000 in 2002.

         Net cash provided by operating activities was $1,455,000 in 2004, $1,346,000 in 2003 and $2,414,000 in 2002. In 2003 and 2002 CableTEL AD
generated cash from operations before interest and proceeds from the sale of assets of $2,110,000 and $1,164,000 respectively. In 2004 CableTEL AD used $1,203,000 cash in its operations. Also in 2004, 2003 and 2002 CableTEL AD payables net of accounts receivables increased (decreased) by $2,658,000, ($764,000) and $1,250,000. In general, the cash saved by extending these obligations was used for the construction of the backbone.

         Net cash used in investing activities was $5,009,000 in 2004, $3,829,000 in 2003 and $2,274,000 in 2002. These investments were used to purchase equipment that upgraded CableTEL AD's existing cable infrastructure as well as construction of the backbone.

         Net cash flow from financing activities was $3,479,000 in 2004, $3,487,000 in 2003 and ($102,000) in 2002. The additional funds received from financing activities in 2004 and 2003 were principally used to finance the construction of the backbone.

Results of Operations

         Cabeltel reported a net loss of $2,165,000 in 2004, net income of $455,000 in 2003, and net income of $89,000 in 2002. Fluctuations in these and the other components of revenue and expense are discussed in the following paragraphs.

         Revenue from cable operations were $9,463,000 in 2004, $8,338,000 in 2003 and $6,262,000 in 2002. These revenues are from subscribers for cable services in Bulgaria. The increase in revenues from 2003 to 2004 is based almost exclusively on rate increases for services. Approximately half of the increase from 2002 to 2003 is based upon the change in the exchange rate between the local currency and the US dollar. The balance of the increase is due to both an increase in the number of subscribers and an increase in the services being offered.

         In 2005 we anticipate an increase in revenue from both new subscribers and new products. The completion of the backbone will allow us to introduce additional services to new as well as existing subscribers. The rate of growth in acquiring new subscribers will be limited if the Company is unable to obtain the financing necessary to support its anticipated growth program.

         For the final three months of 2004 the Company recorded $1,173,000 in revenue for its real estate operations and $413,000 for its oil and gas operation. The Company's retirement project is fully occupied and it is anticipated that it will remain so during 2005. The Company's retail shopping mall was approximately 60% occupied in December 2003 when current management acquired the property. In October when the property joined the Company's consolidated group the property was approximately 76% occupied. During 2005 we anticipate continued growth in both occupancy as well as the lease rates from out tenants.

         The oil operation is benefiting from record high prices for crude oil. While our production is stable we have no control over what prices will be in 2005.

         CATV operations expense was $6,226,000 in 2004, $5,731,000 in 2003 and $3,286,000 in 2002. The increase in costs between all years has been affected by an overall increase the size of the operation. In addition approximately half the increase between 2003 and 2002 is due to the exchange rate between the local currency and the US dollar. The Company anticipates a continued growth in operating expenses that will coincide with its growth in revenue.

         For the final three months of 2004 the Company recorded $722,000 in expenses for its real estate operations and $237,000 for its oil and gas operation. For 2005 we anticipate that those costs will remain stable.

         Lease expense was $1,178,000 in 2004, $560,000 in 2003 and 613,000
2002. Approximately $230,000 of the increase from 2003 to 2004 represents US operations that were not included in 2003. The balance of the lease cost increase is due to increases at the corporate level. The development and construction of the backbone and the growth of the overall operation created a need for larger corporate offices in Bulgaria.

         For 2005 we anticipate the lease expense will increase by approximately $200,000 representing additional lease expense for CableTEL AD's new corporate office in Bulgaria.

         Depreciation depletion and amortization was $1,612,000 in 2004, $1,429,000 in 2003 and $913,000 in 2002. We anticipate an increase in depreciation expense in 2005 once the cost of the backbone is transferred from asset under construction to a depreciable asset.

         Corporate general and administrative expense was $4,166,000 in 2004, $1,056,000 in 2003 and $921,000 2002. Approximately $250,000 of the increase in administrative expenses can be attributed to expenses which were included for the first time in the last three months of 2004. The balance of the increase is attributable either directly or indirectly to increased administrative personnel in Bulgaria. Personnel expenses increased by approximately $2,000,000. This included personnel to oversee the construction of the backbone, and additional marketing, accounting and technical personnel. In addition the CEO of CableTEL AD, who did not take a salary in 2003, has accrued a salary in 2004 of $447,000. The addition of personnel required additions in other costs such as insurance, travel and various other office expenses. In 2005 any further increases will be based on the growth of our revenue base.

         Interest expense was $926,000 in 2004, $202,000 in 2003 and $45,000 in
2002. Increased interest expense was principally due to the cost of completing the backbone which was primarily financed with debt.

         During 2005 interest expense should continue to be high in the early part of the year. However, a portion of proceeds from the sale of one duct and the potential sale of a second duct will be used to decrease debt and, therefore interest in the latter part of the year.

         Our net gain on Foreign Transactions was $241,000 in 2004, $413,000 in 2003 and $338 in 2002. Transactions in foreign currency are accounted for at the exchange rates prevailing at the time of the transaction. Gains or losses resulting from the settlement of such transactions are recognized in the income statement. In 2002 the majority of CableTEL AD's activities were within Bulgaria. The relatively large gain in 2004 is primarily the result of the relative values of the Euro compared to the US dollar.

         Our net gain on sale of assets was $844,000 in 2004, $368,000 in 2003 and $0 in 2002. The gain in 2004 represents approximately 14% of the anticipated gain on the sale of one of the three ducts in our backbone that was sold to a third party. Access to the ducts are being delivered and paid for in segments. It is fully anticipated that the remaining segments will be delivered in 2005 and based on current estimates CableTEL AD anticipates recording a gain of approximately $5,000,000. In 2003 CableTEL AD sold a subsidiary company and realized a gain of $368,000.

         Other net Income (expense) was $325,000 in 2004, $389,000 in 2003 and $1,000 in 2002. The largest component of other income is penalties received from cable subscribers and miscellaneous fees collected by CableTEL AD from various sources.

         Discontinued Operations generated a loss of $508,000 in 2002. During 2000 and 2001 CableTEL AD's growth occurred by acquiring other existing cable operators. During those years, cable operators in Bulgaria were required to actually own and operate TV studios. In early 2003 CableTEL AD sold its studio operations. Any gain or loss in 2003 was immaterial and the loss from operations in 2002 was $508,000.

Inflation

         The effects of inflation on the Company's operations are not quantifiable. The Company's principal sources of revenues impacted by inflationary increases are monthly fees charged for cable television access. The principal expense would be wages. Property operations tend to fluctuate. To the extent that inflation affects interest rate it would not significantly affect current borrowings which are mostly at fixed rates. It could affect future borrowings.

Environmental Matters

         Management is not aware of any environmental liability that would have a material adverse effect on the Company's business, assets or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

         Nearly all of the Company's debt is financed at fixed rates of interest. Therefore, we have minimal risk from exposure to changes in interest rates. The future growth of the Company is dependent on obtaining capital to grow. Significant increases in interest rates could negatively impact our growth plans.

Foreign Exchange Risk

         CableTEL AD operates in Bulgaria and is currently exposed to foreign exchange risk arising from purchase of program rights and equipment from foreign suppliers and long term debt, both of which are denominated in US dollars.

Liquidity Risk

         CableTEL AD's growth and construction of the backbone were financed through borrowed funds. While the Company believes that the sale of the additional two ducts in the backbone, the revenue generated by the sale of access to the backbone for international calls in the region and positive cash flow from operations of its cable network will generate cash to repay its obligations or support refinancing when its debt comes due, there is no assurance that these sums will be adequate.

Item 8.  Financial Statements

         The financial statements required by this Item begin at page F-1 of this report.

          Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Effective February 9, 2004, the Audit Committee of the Board of Directors of the Company engaged the Plano, Texas accounting firm of Farmer, Fuqua & Huff, P.C. as the independent accountants to audit the Company's financial statements for the fiscal year ended December 31, 2003. During the Company's two most recent fiscal years and any subsequent interim period, the Company had not consulted with Farmer, Fuqua & Huff, P.C. or any of its members about the application of accounting principles to any specified transaction or any other matter. The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company consisting of Dan Locklear, James Huffstickler and Victor Lund.

         The engagement effective February 9, 2004 of Farmer, Fuqua & Huff, P.C. as the new independent accountants for the Company necessarily resulted in the termination or dismissal of the principal accountant which audited the Company's financial statements for the two fiscal years ended December 31, 2002, Grant Thornton & Company. Grant Thornton & Company's reports dated March 28, 2002 and March 18, 2003, did not contain any adverse opinion or disclaimer of opinion, nor were the qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and subsequent interim period through February 9, 2004, there were no disagreements between the Company and Grant Thornton & Company concerning any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to Grant Thornton & Company's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report; there were no reportable events described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures

         As required by Rule 13a-15(b), the Company's management, including the principal executive officer, chief financial officer and principal accounting officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company's management, including the chief executive officer, chief financial officer and principal accounting officer also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred in the fourth fiscal quarter that materially affected, or are reasonably like to materially effect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter.

         It should be noted that any system of controls, however well designed and operated, can only provide reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part on certain assumptions about the likelihood of future events.

Item 9B.  Other Information

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

         The affairs of the Company are managed by the Board of Directors. The directors are elected at the Annual Meeting of Stockholders or appointed by the incumbent Board and serve until the next Annual Meeting of Stockholders or until a successor has been elected or approved.

         After December 31, 2003, changes occurred involving the creation of Board Committees, the adoption of Committee charters, the adoption of a Code of Ethics for Senior Financial Officers and the adoption of Guidelines for Director Independence. Also, following the acquisition of two U.S. entities in October 2004, and following the Annual Meeting of Stockholders held on October 20, 2004, Ronald C. Finley, Chief Executive Officer of CableTEL AD was elected a director, Chairman of the Board and Chief Executive Officer of the Company.

         It is the Board's objective that a majority of the Board consists of independent directors. For a director to be considered "independent," the Board must determine that the director does not have any direct or indirect material relationship with the Company. The Board has established guidelines to assist it in determining director independence, which conform to, or are more exacting than, the independence requirements in the American Stock Exchange listing rules. The independence guidelines are set forth in the Company's "Corporate Governance Guidelines." The text of this document has been posted on the Company's internet website at http://www.cabeltel.us, and is available in print to any stockholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independent determination.

         The Company has adopted a code of conduct that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Stockholders may find our Code of Conduct on our internet website address at http://www.cabeltel.us. We will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of the SEC or the AMEX on our website.

         Our Board of Directors has adopted charters for our Audit, Compensation and Governance and Nominating Committees of the Board of Directors. Stockholders may find these documents on our website by going to the website address at http://www.cabeltel.us. You may also obtain a printed copy of the materials referred to by contacting us at the following address:

                       CabelTel International Corporation
                        (formerly Greenbriar Corporation)
                            Attn: Investor Relations
                        1755 Wittington Place, Suite 340
                               Dallas, Texas 75234
                            972-407-8400 (Telephone)

         The Audit Committee of the Board of Directors is an "audit committee" for the purposes of Section 3(a) (58) of the Exchange Act. The members of that Committee are Dan Locklear (Chairman), James Huffstickler and Victor Lund. Mr. Locklear, a member of the Audit Committee, is qualified as an "audit committee financial expert" within the meaning of SEC regulations, and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the AMEX. All of the members of the Audit Committee meet the independence and experience requirements of the listing standards of the AMEX.

         All members of the Audit Committee, Compensation Committee, and the Governance and Nominating Committee must be independent directors. Members of the Audit Committee must also satisfy additional independence requirements which provide (i) that they may not accept, directly or indirectly, any consulting, advisory or compensatory fee from the Company or any of its subsidiaries other than their director's compensation (other than in their capacity as a member of the Audit Committee, the Board of Directors or any other Committee of the Board), and (ii) no member of the Audit Committee may be an "affiliated person" of the Company or any of its subsidiaries, as defined by the Securities and Exchange Commission.

         The current directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company, their principal occupations, business experience and directorships with other companies during the last five years are more. The designation "affiliated," when used below with respect to a director means that the director is an officer, or employee of the Company or one of its subsidiaries. The designation "independent" when used below with respect to a director means that the director is neither an officer of the Company or a director, officer or employee of a subsidiary of the Company, although the Company may have certain business or professional relationships with the director as discussed in Item 13, "Certain Relationships and Related Transactions."

         Roz Campisi Beadle, age 48, (Independent) Director since December 2003

         Ms. Beadle is Executive Vice President of Unified Housing Foundation and a licensed realtor. She has a background in public relations and marketing. Ms. Beadle is also extremely active in various civic and community services and is currently working with the Congressional Medal of Honor Society and on the Medal of Honor Host City Committee in Gainesville, Texas.

          Gene S. Bertcher, age 56 (Affiliated) Director November 1989 to September 1996 and since June 1999

         Mr. Bertcher was elected President and Chief Financial Officer effective November 1, 2004. From January 3, 2003 until that date he was also Chief Executive Officer. Mr. Bertcher has been Executive Vice President, Chief Financial Officer and Treasurer of the Company since November 1989. He has been a certified public accountant since 1973.

         Ronald C. Finley, age 55, (Affiliated) Director since November 1, 2004

         Mr. Finley became a Director, Chairman and Chief Executive Officer of the Company effective November 1, 2004. He is also President and Chief Executive Officer of CableTEL AD, the Company's largest subsidiary. Mr. Finley is also Chairman or Managing Partner with the following entities: Global Communication Technologies, Inc., a company specializing in switch system integration, sales and maintenance of switching systems; Global Communication Group, Inc., a company that maintains a fiber optic network that provides a private international long distance service for the hotel/resort industry in Bulgaria; World Trade Company, LTD, specializing in investment privatization opportunities in Bulgaria and Eastern Europe; and The Pinnacle Property, Inc. and Ellis Development Company, Inc. which are a vertically integrated, full-service real estate companies specializing in the ownership, management and leasing of retail shopping centers located throughout the Southwestern United States. Mr. Finley is a graduate of the University of Shippensburg with a degree in business administration.

          James E. Huffstickler, age 62, (Independent) Director since December 2003

         Mr. Huffstickler has been Chief Financial Officer of Sunchase America, Ltd., a multi-state property management company for more than the past five years. He is a graduate of the University of South Carolina and was formerly employed by Southmark Management, Inc., a nationwide real estate management company. Mr. Huffstickler has been a certified public accountant since 1976.

         Dan Locklear, age 52 (Independent) Director since December 2003

         Mr. Locklear has been chief financial officer of Sunridge Management Group, a real estate management company, for more than the past five years. Mr. Locklear was formerly employed by Johnstown Management Company, Inc. and Trammel Crow Company. Mr. Locklear has been a certified public accountant since 1981 and a licensed real estate broker in the State of Texas since 1978.

         Victor L. Lund, age 76 (Independent) Director since March 1996

         Mr. Lund founded Wedgwood Retirement Inns, Inc. in 1977, which became a wholly owned subsidiary of the Company in 1996. For most of Wedgwood's existence Mr. Lund was Chairman of the Board, President and Chief Executive Officer, positions he held until Wedgwood was acquired by the Company. Mr. Lund is President and Chief Executive Officer of Wedgwood Services, Inc., a construction services company not affiliated with the Company.

Board Committees

         The Board of Directors held two meetings during 2004 and acted by unanimous consent one time. For such year, no incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the period that he or she served.

         The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees. The Audit Committee was formed on December 12, 2003, and its function is to review the Company's operating and accounting procedures. A Charter of the Audit Committee has been adopted by the Board. The current members of the Audit Committee, all of whom are independent within the SEC regulations, the listing standards of the AMEX, and the Company's Corporate Governance Guidelines are Messrs. Locklear (Chairman), Huffstickler and Lund. Mr. Dan Locklear, a member of the Committee is qualified as an Audit Committee financial expert within the meaning of SEC regulations, and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the AMEX.

         The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to the corporate governance, including reviewing and monitoring implementation of the Company's Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board's annual review of director independence and the Board's performance and self-evaluation. The Charter of the Governance and Nominating Committee was adopted on October 20, 2004. The members of the Committee are Messrs. Huffstickler (Chairman) and Lund and Ms. Beadle.

         The Board has also formed a Compensation Committee of the Board of Directors, adopted a Charter for the Compensation Committee on October 20, 2004, and selected Ms. Beadle (Chairman) and Messrs. Huffstickler and Locklear as members of such Committee.

         The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

     ------------------------------- ---------------------- ------------------------ --------------------------
                                                                Governance and
                Director                Audit Committee      Nominating Committee     Compensation Committee
     Roz Campisi Beadle                                                X                     Chairman
     Gene S. Bertcher
     Ronald C. Finley
     James E. Huffstickler                     X                   Chairman                      X
     Dan Locklear                          Chairman                                              X
     Victor L. Lund                            X                       ?
     ------------------------------- ---------------------- ------------------------ --------------------------

         During October 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during the year by the AMEX. Pursuant to the Guidelines, the Board undertook its annual review of director independence, and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationships between directors or their affiliates and members of the Company's senior management or their affiliates. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

Executive Officers

         The following persons currently serve as executive officers of the
Company: Ronald C. Finley, Chairman of the Board and Chief Executive Officer, Gene S. Bertcher, President and Chief Financial Officer, and Oscar Smith, Vice President and Secretary. Their positions with the Company are not subject to a vote of stockholders. Their ages, terms of service and all positions and offices with the Company, other principal occupations, business experience and directorships with other companies during the last five years or more are listed below. For information relating to Messrs. Finley and Bertcher, see the descriptions under the caption "Directors" above.

     Oscar Smith, age 62, Secretary (since December 2001), Vice President (since
1994)

         Mr. Smith has been Secretary of the Company since December 2001. He has been Vice President of the Company since June 1994. Prior to joining the Company he owned and operated a multi-unit retail and manufacturing business in Norfolk, Virginia.

         In addition to the foregoing officers, the Company has other officers who are not listed herein who are not considered executive officers.

Code of Ethics

         The Board of Directors has adopted a code of ethics entitled "Code of Business Conduct and Ethics" that applies to all directors, officers and employees of the Company and its subsidiaries. In addition, the Company has adopted a code of ethics entitled "Code of Ethics for Senior Financial Officers" that applies to the principal executive officer, president, prinicpal financial officer, chief financial officer, principal accounting officer and controller. The text of these documents has been posted on the Company's internet website address at http://www.cabeltel.us and are available in print to any stockholder who requests them.

Section 16(a).  Beneficial Ownership Reporting Compliance

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

Item 11.  Executive Compensation

         The following tables set forth the compensation paid by the Company for services rendered during the fiscal years ended December 31, 2004, 2003 and 2002 to the Chief Executive Officer of the Company and to the other executive officers of the Company whose total annual salary in 2004 exceeded $100,000, the number of options granted to any of such persons during 2004 and the value of the unexercised options held by any of such persons on December 31, 2004.




                                                 Summary Compensation Table

--------------------------------- --------- --------------------- ------------------------ -----------------------------

                                                                  Long Term Compensation-
                                                                         Number of
            Name and                                                     Shares of
           Principal                                                   Common Stock
           Position                                Annual               Underlying                     All
                                               Compensation-              Options                     Other
                                  Year             Salary                                        Compensation(1)

--------------------------------- --------- --------------------- ------------------------ -----------------------------
--------------------------------- --------- --------------------- ------------------------ -----------------------------
Gene S. Bertcher,                   2004                $137,000
President Chief Financial           2003                 134,000             -                         $ 0
Officer and until 11/1/04,          2002                  14,000             -                                    6,500
Chairman and Chief Executive                                                                                      6,500
Officer
--------------------------------- --------- --------------------- ------------------------ -----------------------------
--------------------------------- --------- --------------------- ------------------------ -----------------------------
Ronald C. Finley,                   2004             $447,790(2)                                                $74,600
Chairman and Chief Executive
Officer since 11/1/04

--------------------------------- --------- --------------------- ------------------------ -----------------------------
(1)      Constitutes directors' fees paid by the Company or its CableTEL subsidiary to the named individuals.

(2) Represents Mr. Finley's compensation from CableTEL AD under the terms of a contract which expires March 30, 2009. The terms of the contract provide that the contract is terminable by either party with 90 days notice.



                                                     Option Grants Table
                                             (Option Grants in Last Fiscal Year)
---------------------------    -------------------    -------------------------    ------------------    -------------------


                                   Percent of
                       Number of Total Options Exercise or
                                   Securities         Granted to Employees in         Base Price             Expiration
           Name                    Underlying                Fiscal Year               Per Share                Date
                                    Options
                                    Granted
---------------------------    -------------------    -------------------------    ------------------    -------------------
---------------------------    -------------------    -------------------------    ------------------    -------------------
                                                                          NONE
---------------------------    -------------------    -------------------------    ------------------    -------------------
---------------------------    -------------------    -------------------------    ------------------    -------------------


---------------------------    -------------------    -------------------------    ------------------    -------------------

                                         Aggregated Option Exercises in Last Fiscal
                                                Year and FY-End Option Values

---------------------- ------------------- -------------- --------------------------------- -------------------------------

                                                                                                 Value of Unexercised
                                                                Number of Securities                 In-the-Money
                                                               Underlying Unexercised              Options at 2002
                        Shares Acquired        Value           Options at 2002 FY-End                   FY-End
                                                               ----------------------                   ------
        Name              on Exercise        Realized        Exercisable Unexercisable        Exercisable Unexercisable

---------------------- ------------------- -------------- --------------------------------- -------------------------------
---------------------- ------------------- -------------- -------------- ------------------ -------------- ----------------

---------------------- ------------------- -------------- -------------- ------------------ -------------- ----------------
---------------------- ------------------- -------------- -------------- ------------------ -------------- ----------------
                                      NONE
---------------------- ------------------- -------------- -------------- ------------------ -------------- ----------------

Stock Option Plan.

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

Compensation of Directors

         The Company pays each non-employee director a fee of $2,500 per year, plus a meeting fee of $2,000 for each board meeting attended. Company employee directors serve with no fees being paid. CableTEL AD pays each of its three directors $6,200 per month.

Performance Graph

         The following graph compares the cumulative total return on a $100 investment in the company's common stock on December 31, 2000 through December 31, 2004, based on the company's closing stock price on December 31, for each of those years. The same information is provided using the Standard & Poor's 500 index and for an industry peer group1.


                    12/31/2000  12/31/2001  12/31/2002 12/31/2003  12/31/2004
CableTEL AD            100         135          97        109          126
S&P 500                100          87          67         84          92
Industry Peer Group    100          70          46         64          71

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth as of March 31, 2005, certain information with respect to all stockholders known by the company to own beneficially more than 5% of the outstanding common stock, which is the only outstanding class of securities of the company, except for Series J 2% Preferred Stock and Series B preferred stock (the ownership of which is immaterial), as well as information with respect to the company's common stock owned beneficially by each director, director nominee, and current executive officer whose compensation from the company in 2004 exceeded $100,000, and by all directors and executive officers as a group. Unless otherwise indicated, each of these stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                                         Common Stock
                                                      ----------------------------------------------------
                                                      ------------------------- --------------------------
              Name of Beneficial Owner                     No. of Shares            Percent of Class
----------------------------------------------------- ------------------------- --------------------------
----------------------------------------------------- ------------------------- --------------------------
Victor L. Lund(1)                                               108,994                   9.60%
Gene S. Bertcher(2)                                              71,811                   6.30%
Roz Campisi Beadle                                                  100                   *
Ronald Finley(8)                                                      -                   -
James E. Huffstickler                                                 -                   -
Dan Locklear                                                          -                   -
JRG Investments, Inc.(3)(5)                                     156,884                  13.83%
TacCo Financial, Inc.(3)(4)(6)                                  228,726                  19.47%
International Health Products, Inc.(3)(7)                         9,770                   *
All  executive  officers  and  directors  as a group            180,905                  15.85%
(six persons)
-----------------------
     *   less than 1%

(1)      Consists of 108,994 shares of common stock owned by Mr. Lund.

(2)      Consists of 71,811 shares of common stock owned by Mr. Bertcher.

(3) Based on a Schedule 13D, amended December 12, 2004, filed by each of these entities and by Gene E. Phillips and each of those entities, each of these entities owns of record the number of shares set forth for such entity in the table. The Form 13D indicates that these entities and Mr. Phillips may be deemed a "Person" within the meaning of Section 13D of the Securities Exchange Act of 1934.

(4) Consists of 228,726 shares of common stock (which includes 156,884 shares held by JRG Investments, Inc. and an option for 40,000 shares of common stock. Tacco Financial, Inc. also holds a Warrant to purchase 170,000 shares at $3.58 per share exercisable only upon stockholder approval to give the holders of the Company's Series J Preferred Stock the right to exchange for common stock before October 1, 2005 and not exercisable if the Series J Preferred shareholders choose not to exchange their preferred stock to common stock.

(5)           Officers and Directors of JRG Investment Co., Inc. ("JRG") are J.
              T. Tackett, Director, President and Treasurer and E. Wayne Starr, Director, Chairman and CEO. JRG is a wholly owned subsidiary of Tacco Financial, Inc.

(6)           Officers and Directors of Tacco Financial, Inc. ("TFI") are J.T.
              Tackett, Director, Chairman and CEO; J.T. Tackett, Director, President and Treasurer and Mary K. Willett, Vice president and Secretary. TFI;s stock is owned by Electrical Networks, Inc. (75%) and Starr Investments (25%).

(7)           Officers and Directors of International Health Products, Inc.
              ("IHPI") are Ken L. Joines, Director, President and Treasurer; Bradford A. Phillips, Vice President and Jamie Cobb, Secretary. IHPI is wholly owned by a trust for the benefit of the wife and children of Gene E. Phillips.

(8) It is anticipated that the owners of the Series J 2% Preferred stock will exchange their preferred shares into common stock. Mr. Ronald Finley owns 14,175 shares of Series J 2% Preferred Stock which if, as anticipated by the Company, exchanged for Common Stock would be 3,954,825 shares, or approximately 40.5% of the then outstanding common stock.



     On October 12, 2004, the Company entered into an Acquisition Agreement with four individuals, Ronald C. Finley, Jeffrey A. Finley, Bradford A. Phillips and Gene E. Phillips, pursuant to which the Company acquired in a stock-for-stock exchange all of the issued and outstanding equity interests of two privately-held U.S. Corporations, Finley Equities, Inc., a Texas corporation ("FEINC") and American Realty Management, Inc., a Nevada corporation ("ARM"), in exchange for the issuance of 31,500 shares of the Company's newly-designated Series J 2% Preferred Stock, liquidation value $1,000 per share. FEINC and ARM each owned an undivided one-half of the equity interest in Tacaruna B.V., a Netherlands company, which in turn directly owned 30% of CableTEL AD. Tacaruna B.V. also owned 64% of the equity of Narisma Holdings, Ltd., a Cyprus company, which in turn owns the balance of 70% of CableTEL AD. Prior to this transaction, the Company had no material relationship with Ronald C. Finley, Jeffrey A. Finley or Bradford A. Phillips. Bradford A. Phillips is the son of Gene E. Phillips. Gene E. Phillips is an individual who has significant contact with and influence upon matters handled by Basic Capital Management, Inc., a Nevada corporation ("BCM"), International Health Products, Inc., a Nevada corporation ("IHPI"), TacCo Financial, Inc., a Nevada corporation ("TFI"), and its wholly-owned subsidiary, JRG Investment Co., Inc., a Nevada corporation ("JRG"). Reference is made to the preceding table for the common stock ownership of such entities.

         The consideration given by the Company for the assets received was an aggregate of 31,500 shares of the Company's newly-designated Series J 2% Preferred Stock, liquidation value $1,000 per share. Such Series J 2% Preferred Stock has the right to receive cumulative cash dividends of $20 per share per annum, payable quarterly, payment of $1,000 per share in the event of dissolution, liquidation or winding-up of the Company before any distribution is made by the Company to its common stockholders, optional redemption at any time after September 30, 2006 at a price of $1,000 per share plus cumulative dividends, no initial right of conversion into any other securities of the Company, and voting rights consisting of five votes per share voting together with all other classes of stock. Subsequently, on February 16, 2005, Gene E. Phillips contributed all 12,600 shares of Series J 2% Preferred Stock to CIC Investment LLC, a Nevada limited liability company, of which Gene E. Phillips is the sole member. Also on February 15, 2005, Bradford A. Phillips sold and transferred 1,575 shares of Series J 2% Preferred Stock to PS II Management LLC, a Texas limited liability company, which is indirectly owned by a trust for the benefit of the children of Bradford A. Phillips. Bradford A. Phillips retained the other 1,575 shares of Series J 2% Preferred Stock.

         The Acquisition Agreement contained customary representations, warranties and covenants by the parties, but also required, that as soon as reasonably practicable and in no event later than September 30, 2005, that the Company present the transaction represented by the Acquisition Agreement, together with a proposed mandatory exchange of Series J 2% Preferred Stock for Common Stock to its current stockholders in accordance with the applicable requirements of the Securities and Exchange Commission and the AMEX for a vote (or written consent by the requisite number) of stockholders to approve the transaction, including a mandatory exchange of all shares of Series J 2% Preferred Stock for shares of the Company's Common Stock on the basis of 279 shares of Common Stock for each share of Series J 2% Preferred Stock, which would result in an aggregate of 8,788,500 shares of Common Stock being issued to the four individuals or their transferees, which would then constitute at least 89% of the total issued and outstanding shares of Common Stock of the Company, all subject to the listing requirements with the AMEX. If the proposal is ultimately approved by the requisite number of votes of stockholders, it would result in the following individuals or entities owning the number of shares of Common Stock of the Company set forth opposite their respective names below by virtue of the exchange of the shares of Series J 2% Preferred Stock for Common Stock, which, based upon a new total number of shares of Common Stock then to be outstanding of 9,765,504 shares, would result in such individuals or entities owning the then percentage of the total outstanding shares of Common Stock set forth opposite the number of shares in the table below:

                                                                                           Anticipated Percentage of
                                 No. of Shares of Series J   Assumed Exchange of Common   Then Outstanding Shares of
      Name of Stockholder         2% Preferred Stock Owned    Stock No. of Shares Owned   Common Stock After Exchange
Jeffrey A. Finley                            1,575                        439,425                     4.50%
Ronald C. Finley                            14,175                      3,954,825                    40.50%
Bradford A. Phillips                         1,575                        439,425                     4.50%
CIC Investment LLC                          12,600                      3,515,400                    36.00%
PS II Management LLC                         1,575                        439,425                     4.50%

         Assuming the proposal is ultimately approved by the requisite number of votes, a change in control of the Company would occur. As a result of such exchange, Gene E. Phillips, the sole member of CIC Investment LLC, would beneficially own 3,515,400 shares of Common Stock, constituting 40% of the then issued and outstanding shares of Common Stock, and three corporations, TFI, JRG and IHPI would also own in the aggregate 238,496 shares of Common Stock of the Company, or approximately 2% of the then issued and outstanding shares of Common Stock.

         If the proposal does not ultimately receive the approval of the requisite number of votes of stockholders, prior to September 30, 2005, then, at any time thereafter until September 30, 2006, the holders of the shares of Series J 2% Preferred Stock have the option exercisable by all of them to either:

         ? rescind in full and revoke the transaction covered by the Acquisition Agreement by returning all 31,500 shares of Series J 2% Preferred Stock to the Company, upon which the Company shall be obligated to deliver back to such holders all equity securities of any entity owning all of the ordinary shares and other securities of Tacaruna BV or CableTEL AD, or

         ? deliver to the Company all 31,500 shares of Series J 2% Preferred Stock and receive in exchange therefor all of the ordinary shares and other securities of Tacaruna BV outstanding and owned by the Company such that such holders will become the owners and holders of all of the issued and outstanding securities of Tacaruna BV, which in turn continues to own shares of CableTEL AD and shares of Narisma Holdings, Ltd.

Item 13.  Certain Relationships and Related Transactions

         On October 1, 2003 CableTEL AD entered into a consulting agreement with Gene E. Phillips under which Mr. Phillips is to receive (euro)15,000 per month (and any taxes, fees or other impositions levied under Bulgarian law) for consulting services, including the delivery of technical and financial advice. The initial agreement was amended on March 26, 2004, to extend the termination date of the agreement to March 26, 2009. This agreement may also be terminated upon mutual consent of the parties or by any of the parties on three months' written notice.

         The three members of the Board of Directors of CableTEL AD, including Ronald C. Finley and Gene E. Phillips, each are to receive (euro)5,000 per month as compensation for service as directors of CableTEL AD.

         Global Communication Technologies, Inc. ("Globaltec") is a manufacturer of telecommunications switching equipment. Globaltec is owned by Ronald C. Finley, Jeffrey Finley (brother to Ronald Finley) and Gene E. Phillips. In 2004 CableTEL AD paid $1,992,284 to Globaltec for the purchase of hardware, software and licensing. In addition, CableTEL AD paid Globaltec's Bulgarian subsidiary $164,250 in consulting fees to implement the switching equipment installation and management.

         The Company, through subsidiaries, owns 30% of CableTEL AD directly and owns 64% of Narisma Holdings, Ltd., a Cyprus company that owns the remaining 70% of CableTEL AD. Collectively, the Company has effective ownership of 74.8% of CableTEL AD. In January 2005 Envicon Development Corporation, a company indirectly owned by Gene E. Phillips acquired the 36% of Narisma Holdings Limited which represents 25.2% of CableTEL AD.

         It is the policy of the company that all transactions between the Company and any officer or director, or any of their affiliates, must be approved by non-management members of the board of directors of the company. All of the transactions described above were so approved.

         See Item 12 above for a description of the Acquisition Agreement and continuing requirements upon the Company to submit certain matters to the stockholders for approval.

Item 14.  Principal Accounting Fees and Services

         The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2004 and 2003 by the Company's principal accounting firms, Grant Thornton (January 2003 through January 2004) and Farmer, Fuqua & Huff, P.C. (February 9, 2004 through December 31, 2004):

             Type of Fees           2004 (a)            2003 (b)
         Audit Fees               $ 166,110              $  94,259
        Audit Related Fees
                                           4,701
        Tax Fees                                                 42,524
                                           3,000
        All Other Fees
                                               -                      -

              Total Fees               $ 173,811             $  136,783


         (a) The amount of audit fees paid to Farmer, Fuqua & Huff, P.C. for January 2004 through December 2004 was $30,000; the amount of audit fees paid to Grant Thornton in 2004 was $4,701. The amount of tax fees paid to Farmer, Fuqua & Huff, P.C. for January 2004 through December 2004 was $8,625; the amount of tax fees paid to Grant Thornton for January 2004 through December 2004 was $3,000.

     (b) The amount of audit fees paid to Grant Thornton for January 2003 through December 2003 was $50,620.

         All services rendered by the principal auditors are permissible under applicable laws and regulations and were pre-approved by either of the Board of Directors or the Audit Committee, as required by law. The fees paid to principal auditors for services described in the above table fall under the categories listed below:

                  Audit Fees. These are fees for professional services performed by the principal auditor for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q filings and services that are normally provided in connection with statutory and regulatory filings or engagements.

                  Audit-Related Fees. These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company's financial statements. These services include attestation by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards.

                  Tax Fees. These are fees for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation and reviews of returns. The review of tax returns includes the Company and its consolidated subsidiaries.

                  All Other Fees. These are fees for other permissible work performed by the principal auditor that does not meet the above-category descriptions.

These services are actively monitored (as to both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in the principal auditor's core work, which is the audit of the Company's consolidated financial statements.

         CableTEL used Ernst & Young and Price Waterhouse for certain auditing related services in Bulgaria. Their fees were $26,138 and $23,047 respectively in 2004.

Financial Information Systems Design and Implementation Fees

         Farmer, Fuqua & Huff did not render any professional services to the Company in 2004 with respect to financial information systems design and implementation.

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



                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

         (a) The following documents are filed as a part of this report:

(1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and the Report of Independent Public
                  Accountants therein are filled as part of this Report on Form
                  10-K:

                  Report of Farmer, Fuqua & Huff, P.C............................................F-1
                  Consolidated Balance Sheets....................................................F-2
                  Consolidated Statement of Operations...........................................F-4
                  Consolidated Statements of Cash Flows..........................................F-5
                  Consolidated Statement of Changes in Stockholders' Equity......................F-6
                  Notes to Consolidated Financial Statements.....................................F-7

(2)......FINANCIAL STATEMENT SCHEDULES: Other financial statement schedules have been omitted because the information required to be set forth therein is not applicable, is immaterial or is shown in the consolidated financial statements or notes thereto.



(3) EXHIBITS

         The following documents are filed as exhibits (or are incorporated by reference as indicated) into this Report:

  Exhibit Designation                                         Exhibit Description

                       Articles of Incorporation of Medical Resource
          Companies of America (incorporated by 3.1 reference to Exhibit 3.1 to
          Registrant's Form S-4 Registration Statement No. 333-55968
                          dated December 21, 1992)
          3.2             Amendment to the Articles of Incorporation of Medical
                          Resource Companies of America (incorporated by
                          reference to Exhibit 3.5 to Registrant's Form 8-K
                          dated April 1, 1993)
          3.3             Restated Articles of Incorporation of Greenbriar
                          Corporation (incorporated by reference to Exhibit
                          3.1.1 to Registrant's Form 10-K dated December 31,
                          1995)
          3.4             Amendment to the Articles of Incorporation of Medical
                          Resource Companies of America (incorporated by
                          reference to Exhibit to Registrant's PRES 14-C dated
                          February 27, 1996)
          3.5             Bylaws of Registrant  (incorporated  by reference to Exhibit 3.2 to  Registrant's  Form S-4
                          Registration Statement No. 333-55968 dated December 21, 1992)
                          Amendment to Section 3.1 of Bylaws of Registrant  adopted October 9, 2003  (incorporated by
          3.6             reference to Exhibit 3.2.1 to Registrant's  Form S-4  Registration  Statement No. 333-55968
                          dated December 21, 1992)
                          Certificate  of  Decrease in  Authorized  and Issued  Shares  effective  November  30, 2001
          3.7             (incorporated  by reference to Exhibit 2.1.7 to  Registrant's  Form 10-K dated December 31,
                          2002)
                          Certificate of  Designations,  Preferences  and Rights of Preferred Stock dated May 7, 1993
          3.8             relating to  Registrant's  Series B Preferred Stock  (incorporated  by reference to Exhibit
                          4.1.2 to Registrant's Form S-3 Registration Statement No. 333-64840 dated June 22, 1993)
                          Certificate of Voting Powers,  Designations,  Preferences and Rights of Registrant's Series
          3.9             F Senior Convertible Preferred Stock dated December
                          31, 1997 (incorporated by reference to Exhibit 2.2.2
                          of Registrant's Form 10-KSB for the fiscal year ended
                          December 31, 1997) Certificate of Voting Powers,
                          Designations, Preferences and Rights of Registrant's
                          Series G Senior Non-Voting Convertible Preferred Stock
                          dated December 31, 1997 (incorporated by
          3.10            reference to Exhibit 2.2.3 of  Registrant's  Form 10-KSB for the fiscal year ended December
                          31, 1997)
                          Certificate of Designations  dated October 12, 2004 as filed with the Secretary of State of
          3.11            Nevada on October 13, 2004 (incorporated by reference
                          to Exhibit 3.4 of Registrant's Current Report on Form
                          8-K for event occurring October 12, 2004) Certificate
                          of Amendment to Articles of Incorporation effective
                          February 8, 2005
          3.12            (incorporated  by reference to Exhibit 3.5 of  Registrant's  Current Report on Form 8-K for
                          event occurring February 8, 2005)
                          Registrant's 1997 Stock Option Plan (filed as Exhibit 4.1 to Registrant's Form S-8
          10.1            Registration Statement, Registration No. 333-33985 and incorporated herein by this reference).
                          Registrant's 2000 Stock Option Plan (filed as Exhibit 4.1 to Registrant's Form S-8
          10.2            Registration Statement, Registration No. 333-50868 and incorporated herein by this reference).
          10.3            Form of Umbrella Agreement between Greenbriar Corporation, James R. Gilley and Jon Harder,
                          Sunwest Management, Inc. et al.
                          Form of Acquisition  Agreement between Greenbriar  Corporation,  Ronald Finley,  Jeffery A.
                          Finley,  Bradford A. Phillips and Gene E. Phillips dated October 12, 2004  (incorporated by
          10.4            reference to Exhibit 10.1 of  Registrant's  Current Report on Form 8-K for event  occurring
                          October 12, 2004)
         10.5*            Warrant to Purchase 20,000 shares of Common Stock issued October 20, 2004
         10.6*            Warrant to Purchase 170,000 shares of Common Stock issued October 20, 2004
          14.0            Code of Ethics for Senior Financial Officers
                          (incorporated by reference to Exhibit 14.0 to
                          Registrant's Annual Report on Form 10-K for the fiscal
                          year ended December 31, 2003)
         21.0*            Subsidiaries of the Registrant
         23.0*            Consent of Farmer, Fuqua & Hunt, P.C.
         31.0*            Rule 13a-14(a) Certification by Chief Executive Officer
         31.1*            Rule 13a-14(a) Certification by Chief Financial Officer
         32.0*            Certification of Chief Executive  Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          32.1            Certification of Chief Financial  Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                       CABELTEL INTERNATIONAL CORPORATION


April 15, 2005                                   by:    /s/ Gene S. Bertcher
                         Gene S. Bertcher, President and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.




              Signature                                    Title                                   Date
    /s/ Ronald C. Finley_____           Chairman, Chief Executive Officer and                 April 15, 2005
------------------------
Ronald C. Finley                        Director
__/s/ Gene S. Bertcher_____             President, Chief Financial Officer and                April 15, 2005
  --------------------
Gene S. Bertcher                        Director
_/s/ Roz Campisi Beadle___              Director                                              April 15, 2005
 -------------------------
Roz Campisi Beadle
_/s/ James Huffstickler____             Director                                              April 15, 2005
 ----------------------
James Huffstickler
_/s/ Dan Locklear________               Director                                              April 15, 2005
 ----------------
Dan Locklear
_/s/ Victor Lund________                Director                                              April 15, 2005
 ---------------
Victor Lund