Form 10-K/A
period 2004-12-31
CabelTel International Corp
filed 2005-04-18
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2004
                           ----------------------------------------------------

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


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Cabeltel International Corporation, formerly Greenbriar Corporation

We have audited the accompanying consolidated balance sheets of Cabeltel International Corporation, formerly Greenbriar Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cabeltel International Corporation, formerly Greenbriar Corporation and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ FARMER FUQUA & HUFF, P.C.

Plano, TexasApril 15, 2005

               CabelTel International Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                  December 31,



                   ASSETS                                          2004        2003
                                                                 --------    --------
CURRENT ASSETS
    Cash and cash equivalents                                    $  1,352    $  1,427
    Accounts receivable - trade                                     1,016         443
    Notes receivable                                                  856
    Inventory                                                       1,166         235
    Assets held for sale                                            3,939
    Other current assets, net                                         710       1,573
                                                                 --------    --------

               Total current assets                                 9,039       3,678



PROPERTY AND EQUIPMENT, AT COST
    Land and improvements                                           2,114
    Buildings and improvements                                      9,982         544
    Equipment and furnishings                                      12,246       7,378
    Assets under construction                                      11,571       3,833
    Proven oil and gas properties (full cost method)                1,357
                                                                 --------    --------
                                                                   37,270      11,755

    Less accumulated depreciation, depletion, and amortization     (5,172)     (3,454)
                                                                 --------    --------
                                                                   32,098       8,301

Goodwill                                                            8,339       2,905

OTHER ASSETS                                                        1,037          80
                                                                 --------    --------

Total Assets                                                     $ 50,513    $ 14,964
                                                                 ========    ========



               CabelTel International Corporation and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                  (Amounts in thousands, except share amounts)

                                  December 31,



    LIABILITIES AND STOCKHOLDERS' EQUITY                           2004        2003
                                                                 --------    --------

CURRENT LIABILITIES
    Current maturities of long-term debt                         $  9,603    $  2,553
    Current notes payable                                             352
    Accounts payable - trade                                        3,887         964
    Accrued expenses                                                9,498         134
    Other current liabilities                                       1,792       2,211
                                                                 --------    --------

               Total current liabilities                           24,780       6,214

LONG-TERM DEBT
      Long -tem debt                                                9,740
      Long-term debt - related parties                             10,523       2,120
                                                                 --------    --------
                                                                   20,263       2,120
                                                                 --------    --------


OTHER LONG-TERM LIABILITIES                                         1,557          68
                                                                 --------    --------

               Total liabilities                                   46,600       8,402

Minority Interest                                                   2,954         827

STOCKHOLDERS' EQUITY
    Preferred stock, Series B                                           1           1
    Preferred stock, Series J                                       3,150        --
    Common stock, $.01 par value; authorized, 4,000,000
       shares; issued and outstanding, 977,000 shares issued
       and outstanding                                                 10          10
    Additional paid-in capital                                          4       5,575
    Accumulated other comprehensive income (loss)                   1,014       1,204
    Retained earnings                                              (3,220)     (1,055)
                                                                 --------    --------

                                                                      959       5,735
                                                                 --------    --------


Total liabilities & equity                                         50,513      14,964
                                                                 ========    ========


        The accompanying notes are an integral part of these statements.


               CabelTel International Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except share amounts)



                                                             Year ended December 31,
                                                          2004        2003        2002
                                                        --------    --------    --------
Revenue
    Cable operations                                    $  9,463    $  8,338    $  6,262
    Real estate operations                                 1,173
    Oil and gas operations                                   413        --          --
                                                        --------    --------    --------
                                                          11,049       8,338       6,262
                                                        --------    --------    --------

Operating expenses
    Cable operation                                        6,226       5,731       3,286
    Real estate operations                                   722        --          --
    Oil and gas operations                                   237        --          --
    Lease expense 1,178                                      560         613        --
    Depreciation, depletion, and amortization              1,612       1,439         913
    Corporate general and administrative                   4,166       1,056         921
                                                        --------    --------    --------
                                                          14,141       8,786       5,733
                                                        --------    --------    --------

                  Operating earnings (loss)               (3,092)       (448)        529

Other income (expense)
    Interest income                                           44           6           5
    Interest expense                                        (926)       (202)        (45)
    Gain on foreign transactions, net                        241         413         338
    Gain on sale of assets, net                              844         368        --
    Other income (expense), net                              325         389           1
                                                        --------    --------    --------
                                                             528         974         299
                                                        --------    --------    --------

Earnings (loss) before income taxes
    and minority interest                                 (2,564)        526         828

Income tax (income) expense                                   32         (66)        122

Minority interest                                           (431)        137         109
                                                        --------    --------    --------

       Net earnings (loss) from continuing operations     (2,165)        455         597
                                                        --------    --------    --------

Discontinued operations                                     --          --          (508)

Net income (loss)                                       $ (2,165)   $    455    $     89
Preferred dividend requirement                              (158)       --          --
                                                        --------    --------    --------

Net income applicable to Common shares                  $ (2,323)   $    455    $     89
                                                        --------    --------    --------

Earnings per share - basic
    Net income (loss) from continuing operations        $  (2.38)   $   0.47    $   0.61
    Discontinued operations                                 --          --          (.52)
                                                        --------    --------    --------
                  Net earnings (loss) per share         $  (2.38)   $   0.47    $   0.09

Basic weighted average common shares                         977         977         977



       The accompanying notes are an integral part of these statements.




CONSOLIDATED OF OPERATIONS - CONTINUED

Earnings per share - diluted
    Net income (loss) from continuing operations        $  (2.38)   $   0.43    $   0.60
    Discontinued operations                                 --                      (.51)
                                                        --------    --------    --------
                  Net earnings (loss) per share         $  (2.38)   $   0.43    $   0.09

Diluted weighted average common shares                       977       1,057         997


In accordance with the provisions of the acquisition agreement the Company is required to have a shareholder vote permitting the Series J shareholders to convert into 8,788,000 shares of the Company's common stock. The following pro forma earnings per share assumes such conversion has occurred.


Pro-forma earnings per share - diluted
    Net income(loss) from continuing operations         $   (.24)   $   0.05    $   0.06
    Discontinued operations                                 --                      (.05)
                                                        --------    --------    --------
                  Net earnings (loss) per share         $   (.24)   $   0.05    $   0.01

Diluted weighted average common shares                     9,766       9,846       9,786


















         The accompanying notes are an integral part of this statement.


               CabelTel International Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                               Year ended December 31,
                                                          --------------------------------
                                                            2004        2003        2002
                                                          --------    --------    --------
Cash flows from operating activities
    Net earnings (loss)                                   $ (2,165)   $    455    $     89
    Adjustments to reconcile net earnings (loss) to net
       cash provided by (used in) operating activities
          Depreciation and amortization                      1,612       1,439         913
          Gain on foreign currency transactions               (241)       (413)       (338)
          Gain on sale of assets                              (844)       (368)
          Increase in minority interest                       (650)        216         162
          Changes in operating assets and liabilities
                Accounts receivable - trade                   (351)        (61)        (53)
                Other current and noncurrent assets           (162)     (1,543)         87
                Accounts payable and other liabilities       3,171         840       1,216
                                                          --------    --------    --------

                  Net cash provided by (used in)
                    operating activities                       370         565       2,076

Cash flows from investing activities
    Purchase of property and equipment                      (4,165)     (3,461)     (2,274)
                                                          --------    --------    --------

                   Net cash provided by (used in)
                      investing activities                  (4,165)     (3,461)     (2,274)

Cash flows from financing activities
    Proceeds from borrowings                                 4,072       5,602         454
    Payments on debt                                          (352)     (1,702)       (218)
                                                          --------    --------    --------

                Net cash provided by (used in)
                   financing activities                      3,720       3,900         236
                                                          --------    --------    --------

                Net increase (decrease) in cash
                   and cash equivalents                        (75)      1,004          38
Cash and cash equivalents at beginning of year               1,427         423         385
                                                          --------    --------    --------

Cash and cash equivalents at end of year                  $  1,352    $  1,427    $    423
                                                          ========    ========    ========




         The accompanying notes are an integral part of this statement.


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)


                                               Series B                        Series J
                                           Preferred stock                 Preferred stock                   Common stock
                                   -----------------------------   -----------------------------   ------------------------------
                                       Shares          Amount          Shares          Amount          Shares           Amount
                                   -------------   -------------   -------------   -------------   --------------   -------------
Balance at January 1, 2002                     1               1            --              --                977              10

Comprehensive income:                       --              --              --              --               --              --
     Unrealized gain on foreign
           currency translation             --              --              --              --               --              --
     Net earnings                           --              --              --              --               --              --
                                   -------------   -------------   -------------   -------------   --------------   -------------

 Balance at December 31, 2002                  1               1            --              --                977              10

Comprehensive income:                       --              --              --              --               --              --
     Unrealized gain on foreign
           currency translation             --              --              --              --               --              --
     Net earnings                           --              --              --              --               --              --
                                   -------------   -------------   -------------   -------------   --------------   -------------

 Balance at December 31, 2003                  1               1            --              --                977              10
     Net loss

Issuance of preferred stock for
     Reverse acquisition of
     Greenbriar Corporation and
     recapitalization related to
     reverse acquisition on
     October 1, 2004                        --              --                32           3,150             --              --

Comprehensive income:                       --              --              --              --               --              --
     Unrealized gain on foreign
           currency translation             --              --              --              --               --              --
     Net earnings                           --              --              --              --               --              --
                                   -------------   -------------   -------------   -------------   --------------   -------------
Balance at December 31, 2004                   1               1              32           3,150              977              10
                                   =============   =============   =============   =============   ==============   =============

                                                                    Accumulated
                                     Additional                        Other
                                      paid in       Accumulated    Comprehensive
                                      capital         deficit      Income (Loss)      Total
                                   -------------   -------------   -------------   -------------
Balance at January 1, 2002                 5,575          (1,599)          3,987

Comprehensive income:                       --              --              --              --
     Unrealized gain on foreign
           currency translation             --              --               407             407
     Net earnings                           --                89            --                89
                                   -------------   -------------   -------------   -------------

 Balance at December 31, 2002              5,575          (1,510)            407           4,483

Comprehensive income:                       --              --              --              --
     Unrealized gain on foreign
           currency translation             --              --               797             797
     Net earnings                           --               455            --               455
                                   -------------   -------------   -------------   -------------

 Balance at December 31, 2003              5,575          (1,055)          1,204           5,735
     Net loss

Issuance of preferred stock for
     Reverse acquisition of
     Greenbriar Corporation and
     recapitalization related to
     reverse acquisition on
     October 1, 2004                      (5,571)           --              --            (2,421)

Comprehensive income:                       --              --              --              --
     Unrealized gain on foreign
           currency translation             --              --              (190)           (190)
     Net earnings                           --            (2,165)           --            (2,165)
                                   -------------   -------------   -------------   -------------
Balance at December 31, 2004                   4          (3,220)          1,014             959
                                   =============   =============   =============   =============

               CabelTel International Corporation and Subsidiaries

                                December 31, 2004


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A - BUSINESS DESCRIPTION AND PRESENTATION

    Name Change
    -----------

    On February 10, 2005 Greenbriar Corporation changed its name to CabelTel International Corporation (which is referred throughout this report as "CIC").


    Acquisition of CableTEL AD
    --------------------------

    On October 12, 2004 the CIC acquired two privately-held U.S., Corporations in exchange for 31,500 shares of newly-designated 2% Series J Preferred Stock. The two U.S. corporations collectively own 100% of Tacaruna BV, a Netherlands company, which in turn owns 74.8% of CableTEL AD, a Bulgarian telecommunications company.

    The Series J Preferred Stock is not convertible to common stock, however, the terms of the acquisition agreement require CIC to present a proposal to its stockholders to approve the exchange of all shares of Series J Preferred Stock into 8,788,500 shares of common stock which, if approved by stockholders, would represent 90% of the total issued and outstanding shares of common stock in CIC. Management believes that this approval will be forthcoming. This would effectively give the owners of the legally acquired company (CableTEL AD) the controlling interest in CIC. Although CIC acquired the two U.S. entities, due to the effective change in control by virtue of the issuance of the aforementioned consideration, this transaction is being accounted for as a "reverse acquisition", with CableTEL AD being the surviving company. As a reverse acquisition for reporting purposes, CIC is accounted for as if it had been acquired. Also, certain information and the historical financial statements presented present those of the entities acquired by CIC for all years presented.

    For purpose of determining the value of the consideration, management believed that due to one of the owners of CableTEL AD also having an ownership interest in CIC, the transaction should not result in goodwill being recognized. Management valued the assets of CIC at their fair value and applied that value to the acquisition transaction.

    The following table sets forth the allocation of the purchase price to CIC's assets and liabilities acquired effective as of October 1, 2004:

               CabelTel International Corporation and Subsidiaries

                                December 31, 2004


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BUSINESS DESCRIPTION AND PRESENTATION - Continued

Cash                                                               $    283,000
Accounts receivable                                                     276,000
Notes receivable                                                        871,000
Property held for sale                                                1,725,000
Property and equipment                                               13,038,000
Other assets                                                            891,000
Accounts payable and accrued expenses                                (1,024,000)
Other liabilities                                                      (216,000)
Notes payable                                                       (12,344,000)
                                                                   ------------
   Total                                                           $  3,500,000
                                                                   ============


    Nature of Operations
    --------------------

    CabelTel International Corporation, its subsidiaries and affiliates (the "Company") is principally a telecommunications company which provides cable television, telephone, internet access and fiber optic line capacity services in the country of Bulgaria.

    As of December 31, 2004 the Company had nearly 130,000 cable TV subscribers and access to another 400,000 households in Bulgaria. It had also completed the first alternative fiber optical backbone in Bulgaria with connectivity to Turkey, Greece, Romania and Macedonia.

    In addition the Company owns retirement communities, oil and gas leases and a shopping mall in the United States.




NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


    A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

    Principles of Consolidation
    ---------------------------

    The consolidated financial statements include the accounts of CabelTel International Corporation and its majority-owned subsidiaries and are prepared on the basis of accounting principles generally accepted in the United States of America. All significant intercompany transactions and accounts have been eliminated.

               CabelTel International Corporation and Subsidiaries

                                December 31, 2004


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Depreciation
    ------------

    Depreciation is provided for in amounts sufficient to relate the cost of property and equipment to operations over their estimated service lives, ranging from 3 to 40 years. Depreciation is computed by the straight-line method.

    Accounting for Leases
    ---------------------

    Leases of property, plant and equipment where the Company assumes substantially all the benefits and risks of ownership are classified as finance leases. Finance leases are capitalised at the estimated present value of the underlying lease payments. Each lease payment is allocated between the liability and finance charges so as to achieve a constant rate on the finance balance outstanding. The corresponding rental obligations, net of finance charges, are included in other long-term payables. The interest element of the finance charge is charged to the income statement over the lease period. The property, plant and equipment acquired under finance leasing contracts is depreciated over the useful life of the asset. Leases of assets under which all the risks and benefits of ownership are effectively retained by the lessor are classified as operating leases. Payments made under operating leases are charged to the income statement on a straight-line basis over the period of the lease. When an operating lease is terminated before the lease period has expired, any payment required to be made to the lessor by way of penalty is recognised as an expense in the period in which termination takes place.

    Inventories
    -----------

    Inventories are stated at the lower of cost or net realisable value. Cost is determined weighted average method. Net realisable value is the estimate of the selling price in the ordinary course of business, less the cost of completion and selling expenses.

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

               CabelTel International Corporation and Subsidiaries

                                December 31, 2004


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Foreign Currencies
    ------------------

    Foreign currency transactions by the Company are accounted for at the exchange rates prevailing at the date of the transactions; gains and losses resulting from the settlement of such transactions and from the translation of monetary assets and liabilities denominated in foreign currencies are recognized in the income statement. Such balances are translated at year-end exchange rates unless hedged by forward foreign exchange contracts, in which case the rates specified in such forward contracts are used. The effects of translation are recorded in the cumulative translation component of shareholder's equity.

    Goodwill
    --------

    Goodwill represents the excess of the cost of an acquisition over the fair value of the Company's share of the net assets of the acquired subsidiary or associated undertaking at the date of acquisition. Until January 1, 2002 goodwill was amortized using the straight-line method over its estimated useful life. The Company has adopted FASB 142 Business Combinations from the date it was issued and after initial recognition goodwill is measured at cost less any accumulated impairment losses. The value of goodwill is reviewed annually and written down for permanent impairment where it is considered necessary.

    Other Intangible Assets
    -----------------------

    The cost of acquired patents, trademarks and licenses is capitalized and amortized using the straight-line method over their useful lives. The carrying amount of each intangible asset is reviewed annually and adjusted for permanent impairment where it is considered necessary.

    Impairment of Notes Receivable
    ------------------------------

    Notes receivable are identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the note agreements. The accrual of interest is discontinued on such notes, and no income is recognized until all past due amounts of principal and interest are recovered in full. No notes were deemed to be impaired at December 31, 2004 and 2003.

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

               CabelTel International Corporation and Subsidiaries

                                December 31, 2004


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

    Options were granted at market by Cabeltel International Corporation during 2003, are exercisable immediately, and expire 5 years from date of grant.

    Warrants were issued at market by Cabeltel International Corporation during 2004, are exercisable contingent upon the conversion of the Series J Preferred stock,to common stock. Because of the contingent nature as to the timing and the ability to exercise these warrants, no value has been ascribed to such warrants at December 31, 2004.

    SFAS 123 requires disclosure of pro forma net earnings (loss) and pro forma net earnings (loss) per share as if the fair value method had been applied in measuring compensation cost for stock-based awards.


    Reported and pro forma net earnings (loss) and net earnings (loss) per share amounts are set forth below (in thousands, except per share data):

                                                                   2003
                                                                  ------
           Net earnings (loss) allocable to common stockholders
                As reported                                       $  455
                Deduct:  total stock-based compensation under
                      fair value based method for all awards         (43)

                Pro forma                                         $  422

           Net earnings (loss) per share
                As reported                                       $ 0.43
                Pro forma                                         $ 0.40



    The fair value of these options was estimated at the date of grant during 2003 using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividends; expected volatility of 20 percent; risk-free interest rates of 4.24 percent; and weighted average expected lives of 5 years.

               CabelTel International Corporation and Subsidiaries

                                December 31, 2004


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Earnings (Loss) Per Common Share
    --------------------------------

    Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In 2004, stock options for approximately 140,000 shares were excluded from diluted shares outstanding because their effect was anti-dilutive. In 2004 warrants for approximately 190,000 shares were excluded from diluted shares outstanding because their effect was anti-dilutive.

    Sales of Real Estate
    --------------------

    Gains on sales of real estate are recognized to the extent permitted by SFAS No. 66, "Accounting for Sales of Real Estate." Until the requirements of SFAS No. 66 have been met for full profit recognition, sales are accounted for by the installment or cost recovery method, whichever is appropriate.

    Real estate held for sale
    -------------------------

    SFAS No. 144 requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property's carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property's estimated fair value less costs of sale are recorded as an adjustment to the property's carrying amount, but not in excess of the property's carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not depreciated.

    New Accounting Pronouncements
    -----------------------------

    SFAS No. 151--In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("SFAS No.151"). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the consolidated financial position or results of operations of CIC.

               CabelTel International Corporation and Subsidiaries

                                December 31, 2004


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    SFAS No. 152--In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, "Accounting for Real Estate Time-Sharing Transactions" ("SFAS No. 152"). SFAS No. 152 amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, Accounting for Real Estate Time-SharingTransactions ("SOP 04-2"). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

    SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005, and is to be reported as a cumulative effect of a change in accounting principle. The adoption of SFAS No. 152 is not expected to have a material impact on the consolidated financial position or results of operations of CIC.

    SFAS No. 123--In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Share-Based Payment, revised ("SFAS No. 123R"). SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance  with  APB  Opinion  No.  25,  Accounting  for  Stock  Issued  to
    Employees.   Instead,  companies  will  be  required  to  account  for  such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS No. 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The adoption of SFAS No. 123R is not expected to have a material impact on the Company's consolidated financial position or results of operations. See Stock-Based Employee Compensation for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS No. 123.

    SFAS No. 153--In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, An Amendment of APB Opinion No. 29 ("SFAS No. 153"). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the consolidated financial position or results of operations of CIC.

               CabelTel International Corporation and Subsidiaries

                                December 31, 2004


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE C - Liquidity

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

    The backbone that CableTEL AD is constructing consists of three separate and independent fiber optic ducts, and CableTEL AD only needs one for its operations. The other two ducts are being constructed to sell to independent third parties. CableTEL AD has a contract for the sale of one duct for a total price of approximately $13,000,000. CableTEL AD received approximately $1,800,000 in 2004, $4,200,000 in the first quarter of 2005 and anticipates the collection of the remaining balance of approximately $7,000,000 in second and third quarters of 2005. CableTEL AD is actively pursuing the sale of the remaining duct.


NOTE D -  NOTES RECEIVABLE

    The Company holds two tax-exempt notes for a total of $4,030,000 bearing interest at 9.5%. The notes mature on April 1, 2032, and August 1, 2031.

    The repayment of the notes is limited to the cash flow of the respective properties either from operations, refinancing or sale. The Company has valued the notes and accrued interest at zero and will record any cash received in the form of interest or principal as income.


 NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values at December 31, 2004 and 2003:

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

               CabelTel International Corporation and Subsidiaries

                                December 31, 2004


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE F - NOTES PAYABLE

    LONG TERM DEBT

    Long-term debt is comprised of the following (in thousands):

                                                               December 31,
                                                            2004          2003

Notes payable to financial institutions maturing            14,112
through 2018; fixed and variable interest rates
ranging from 5.75% to 11% ; collateralized by real
property, fixtures, equipment and the assignment of
rents
Notes payable to individuals and companies maturing          5,232
through 2023; variable and fixed interest rates
ranging from 10% to 18%; collateralized by real
property, personal property, fixtures, equipment and
the assignment of rents
Notes payable to related parties bearing interest at        10,522         2,120
rates ranging From 15% to 18%
                                                            29,866         2,120
                                                          ----------------------

         Less current maturities                             9,603             0
                                                          ======================

                                                            20,263         2,120
                                                          ======================

               CabelTel International Corporation and Subsidiaries

                                December 31, 2004


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE F - NOTES PAYABLE - Continued

    Aggregate annual principal maturities of long-term debt at December 31, 2004 are as follows (in thousands):

          2005                                                             9,603
          2006                                                            13,222
          2007                                                               415
          2008                                                               480
          2009                                                             5,536
          Thereafter                                                         610
                                                                         -------

                                                                         $29,866
                                                                         =======




NOTE G - OPERATING LEASES

    The Company leases an assisted living community under an operating lease whose basic term expires December 31, 2011 and has operating leases for equipment and office space. The leases generally provide that the Company pay property taxes, insurance, and maintenance.

    Future minimum payments following December 31, 2004 are as follows (in thousands):

          2004                                                           $ 1,881
          2005                                                             1,881
          2006                                                             1,897
          2007                                                             1,836
          2008                                                             1,853
          Thereafter                                                       2,717
                                                                         -------

                                                                         $12,065

    Lease  expense  in  2004,  2003  and  2002  was  $1,178,   $560,  and  $613,
    respectively.

               CabelTel International Corporation and Subsidiaries

                                December 31, 2004


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE H  - EARNINGS PER SHARE

    The following table sets forth the computations of pro forma basic and diluted earnings per share (in thousands, except per share data):

                                                     Year ended December 31,
                                                   2004        2003       2002
Numerator:
  Net income(loss) from continuing operations    $ (2,165)   $    455   $     89

Denominator:
  Shares used in basic earnings per share
    calculation1                                      977         977        977

  Effect of diluted securities:
    Employee stock options                             80          20       --
    Warrants                                         --          --         --

  Shares used in diluted earnings per share
     calculations                                     977       1,057        997

Pro forma basic earnings per share               $  (2.38)   $   0.47   $   0.09

Pro forma diluted earnings per share             $  (2.38)   $  0. 43   $   0.09


NOTE I  - INCOME TAXES

    CableTEl AD pays income tax in Bulgaria based on their stand alone earnings. CIC will not pay income tax for the earnings of CableTEL AD until such time as such earnings are remitted to the United States.

    Prior to the acquisition of CableTEL AD CIC had net operating loss carry forwards of approximately $22,500,000, which expire between 2004 and 2022. As a result of the CIC's acquisition of CableTEL AD a change of control has been deemed to have occurred and as a result to remaining carry forwards to offset future operating profits have limitations that restrict utilization to approximately $70,000 for any one year for the next fifteen years. CIC may however utilize the benefit of certain of the remaining net operating loss carry forwards to increase the basis of its assets to their fair market value at the date of the acquisition

               CabelTel International Corporation and Subsidiaries

                                December 31, 2004


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I  - INCOME TAXES - Continued

    Deferred tax assets and liabilities were comprised of the following (in thousands):
                                                                 December 31,
                                                            --------------------
                                                              2004        2003
                                                            --------    --------

    Deferred tax assets:
       Net operating loss carry forwards                    $    357    $   --
       Other                                                     344
                                                            --------    --------

       Total deferred tax assets                                 701

    Valuation allowance                                         (701)       --
                                                            --------    --------

       Net deferred tax asset                               $   --      $   --
                                                            ========    ========

    The company does not estimate any tax significant tax income or loss for the year ended December 31, 2004. The historical financials presented do not represent the historical taxpayer as such, historical information regarding taxes have not been included.

    Changes in the deferred tax valuation allowance result from assessments made by the Company each year of its expected future taxable income available to absorb its carry forwards. The Company believes that the deferred tax assets will not be realized. However, this evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

NOTE J - STOCKHOLDERS' EQUITY

    Outstanding Preferred Stock
    ---------------------------

    Preferred stock consists of the following (amounts in thousands):

                                                                  Year ended
                                                                 December 31,
                                                             -------------------
                                                               2004       2003
                                                             --------   --------

Series B cumulative convertible preferred stock,
  $.10 par value; liquidation value of $100;
  authorized, 100 shares; issued and outstanding, 1 share    $      1   $      1
                                                             ========   ========

Series J cumulative non-convertible preferred stock,
  $.10 par value; liquidation value of $1000; authorized,
  31500 shares; issued and outstanding 31,500 shares         $ 31,500   $   --
                                                             ========   ========

               CabelTel International Corporation and Subsidiaries

                                December 31, 2004


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE J - STOCKHOLDERS' EQUITY - Continued

    The Series B preferred stock has a liquidation value of $100 per share and is convertible into common stock over a ten-year period at prices escalating from $500 per share in 1993 to $1,111 per share by 2002. The right to convert expired April 30, 2003. Dividends at a rate of 6% are payable in cash or preferred shares at the option of the Company.

    The Series J stock is non-convertible however the Company has agreed to hold a shareholder vote to allow the Series J shareholders to covert their 31,500 shares of preferred into 8,788,000 shares of the Company's common stock


    Stock Options
    -------------

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

               CabelTel International Corporation and Subsidiaries

                                December 31, 2004


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE J - STOCKHOLDERS' EQUITY - Continued

    Information with respect to stock option activity is as follows:

                                                                        Weighted
                                                                         average
                                                                        exercise
                                                             Shares      price
                                                            --------    --------

    Outstanding at January 1, 2002                           160,850    $  81.28

       Expired                                                (5,050)     182.58
                                                            --------    --------

    Outstanding at December 31, 2002                         155,800    $  78.00

       Granted                                                60,000        2.60
       Cancelled, rescinded, or annulled                     (70,800)     109.27
       Expired                                                (3,000)     112.50

    Outstanding at December 31, 2003 and 2004                142,000    $  30.27
                                                            ========    ========


    Options exercisable at December 31, 2002                 155,800    $  78.00
                                                            ========    ========

    Options exercisable at December 31, 2003 and 2004        142,000    $  30.27
                                                            ========    ========

    Weighted average fair value per share of options granted during 2003 and 2001 was $0.71 and $7.60, respectively.

    Additional information about stock options outstanding at December 31, 2004 is summarized as follows:

                                         Options outstanding and exercisable
                                ------------------------------------------------
                                              Weighted average       Weighted
                                   Number        remaining            average
     Range of exercise prices   outstanding   contractual life    exercise price
     ------------------------   -----------   -----------------   --------------

     $2.60                           60,000           4.0         $   2.60
     $3.75 to $6.90                  60,000           6.0             5.68
     $100.00 to $150.39               2,000           1.0           150.39
     $175.00                         20,000           3.0           175.00


               CabelTel International Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                December 31, 2004


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE K - OTHER INCOME (EXPENSE)

    Other income (expenses) consists of the following: (amounts in thousands)

                                                     Year ended December 31,
                                                 -------------------------------
                                                   2004        2003       2002
                                                 --------    --------   --------

    Gain (loss) on sale of properties            $   (162)   $   --     $   --
    Advertisement revenue                              32        --         --
    Miscellaneous service fees                        472         389          1
    Other                                             (17)       --         --
                                                 --------    --------   --------

                                                 $    325    $    389   $      1
                                                 ========    ========   ========


NOTE L - CASH FLOW INFORMATION

    Supplemental information on cash flows is as follows (in thousands):

                                                                 Year ended December 31,
                                                              ------------------------------
                                                                2004       2003       2002
                                                              --------   --------   --------
Interest paid                                                 $    329   $   --     $     17
Income taxes paid                                                   31         43         69

Non-cash investing and financing activities (in thousands):
   Issuance of Series J preferred stock for assets               3,500       --         --
   Unrealized foreign currency translation loss                    190       --         --
   Unrealized foreign currency translation gain                   --          797        407
   Notes payable from acquisition                                8,244       --         --
   Write-up of goodwill from acquisition                         5,100       --         --

   Minority interest increase from acquisition                   2,777
   Purchase of property and equipment
    vendor financed                                              8,200       --         --


NOTE M - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

    Discontinued Operations was a loss of $508,000 in 2002. During 2000 and 2001 CableTEL's growth occurred by acquiring other existing cable operators. During that period in time cable operators in Bulgaria were required to actually own and operate TV studios. In early 2003 CableTEL AD sold its studio operations. Any gain or loss in 2003 was immaterial and the loss from operations in 2002 was $508,000.


               CabelTel International Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                December 31, 2004


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N - SEGMENT REPORTING

Business Operations

    The Company operates three separate distinct businesses

    o   The Company's  principal  business is  telecommunications  activities in
        Bulgaria  and  surrounding   countries   including   subscription  cable
        television, fixed voice telephony services and data services.

    o The ownership and operation of real estate through one retirement community in King City, Oregon, with a capacity of 114 residents, leasing of a residential retirement property to a third party in Greenville, South Carolina and ownership and operation of an outlet mall in Gainesville, Texas with approximately 315,000 square feet of retail space available for lease.

    o The ownership of oil and gas leases in Gregg and Rusk Counties, Texas on which 48 producing wells were operating as of March 31, 2005.

    The segment information and reconciliation to income (loss) from operations that follows includes the Bulgarian telecommunications activities for the twelve months ended December 31, 2004 and the US operations for the three months ended December 31, 2004.

Twelve months ended December 31, 2003 (amounts in thousands)

                                                                                  Real            Oil       Consolidated
                                                    Cable        Corporate       Estate        Operation        CIC
                                                 ----------------------------------------------------------------------
Revenue                                                9,463                         1,173            413        11,049
                                                 ----------------------------------------------------------------------
Operating expenses
     Cable operations                                  6,226                           722            237          7,185
     Lease expense                                       947                           231                         1,178
     Depletion, depreciation and  amortization         1,473                           112             27          1,612
     Corporate general and administrative              3,917            249          4,166
                                                 ----------------------------------------------------------------------
                                                      12,563            249          1,065            264        14,141
                                                 ----------------------------------------------------------------------

Operating earning  (loss)                             (3,100)          (249)           108            149        (3,092)

Interest Expense                                         268            478            180                          926
Gain on sale of assets                                   844                                                        844
Net earnings (loss)                                   (1,979)          (312)           (23)           149        (2,165)
Total Assets                                          23,755         10,310         14,833          1,615        50,513

               CabelTel International Corporation and Subsidiaries

                                December 31, 2004


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE O - CONTINGENCIES

    Cable Partners Bulgaria LLC vs. Greenbriar Corporation and Ronald C. Finley
    ---------------------------------------------------------------------------

    On January 24, 2005 a lawsuit was filed in the District Court of Dallas County, Texas by Cable Partners Bulgaria LLC, ("CPB") a Colorado limited liability company against the Company. The lawsuit states that on October 12, 2004 CPB entered into a letter agreement with the owners of Eurocom to acquire the assets of Eurocom, a cable operator in the city of Plovdiv Bulgaria. The lawsuit further indicates that the October 12, 2004 letter outlines a time line for the completion of due diligence by CPB. The lawsuit states that in November 2004 a conversation occurred between a representative of CPB and Ronald Finley, CEO of both CIC and CableTEL during which time such representative told Mr. Finley that CPB had an agreement to purchase Eurocom.

    The lawsuit alleges that CIC intentionally and improperly caused the sellers of Eurocom to enter into discussions with CableTEL which ultimately led to CableTEL entering into a separate and competing contract to purchase Eurocom. CPB alleges that the Company's interference was improper and that CPB has been damaged in the amount of at least (euro)4.5 million. The lawsuit further alleges that CPB's letter agreement provided for a three year management agreement with the sellers of Eurocom and that CPB was would be further damaged by the loss of the experience, expertise and contacts of the sellers of Eurocom in an amount to be determined at trial. CPE further seeks exemplary damages of an unspecified amount.

    The Company believes the lawsuit is totally without merit. CableTEL had been holding discussions, conducting due diligence and had agreements in place with the owners of Eurocom well before either the alleged November conversation or the October 12, 2004 letter. In addition the Company believes the lawsuit misstates certain key facts which could prove to be critical in CPB's ability to prevail in this matter.

    Other
    -----

    The Company has been named as a defendant in other lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

               CabelTel International Corporation and Subsidiaries

                                December 31, 2004


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE P - Related Parties

    On October 1, 2003 CableTEL AD entered into a consulting agreement with Gene
    E. Phillips whereby Mr. Phillips is to receive (euro)15,000 per month for consulting services. These services include technical and financial advice to CableTEL The initial agreement was amended on March 26, 2004 to extended the agreement to March 26, 2009. This agreement may be terminated upon mutual consent of the parties or by any of the parties with a three month written notification.

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

    The Company through subsidiaries owns 30% of CableTEL AD directly and owns 64% of Narisma Holdings, Ltd., a Cyprus company that owns the remaining 70% of CableTEL AD. Collectively, the Company has effective ownership of 74.8% of CableTEL AD. In January 2005 Envicon Development Corporation, a company indirectly owned by Gene E. Phillips acquired the 36% of Narisma Holdings Limited which represents 25.2% of CableTEL AD.