Form 10-K/A
period 2004-12-31
CabelTel International Corp
filed 2005-04-21
CIK 105744

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

         The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the closing sales price on June 30,
2004, was approximately $2,424,000. At March 31, 2005, the issuer had outstanding approximately 977,004 shares of par value $0.01 Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                               AMENDMENT NO. 2 TO
                         ANNUAL REPORT ON FORM 10-K FOR
                       CABELTEL INTERNATIONAL CORPORATION

         The undersigned Registrant hereby amends the following items, exhibits, or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing:

         o        Cover  Page  -  Correction  of  typographical  error  on  word
                  "principal."

         o Page 6 - Correction of symbol (Mbbl) under subcaption "Summary Oil Reserve Data."

         o        Page  12  -  Correction   of   typographical   error  of  word
                  "tortious."

         o        Page 14 - Deletion of "XYZ" under  second  full  paragraph  of
                  Item 5.

         o        Page 16 - Correction of typographical error "assumes."

         o Page 19 - In second full paragraph, change $1,455,000 to $370,000 in 2004, change $1,346,000 to $565,000 in 2003, and change $2,414,000 to $2,076,000 in 2002.

                  In third full paragraph, change of number $5,009,000 to $4,165,000 in 2004 and change $3,829,000 to $3,461,000 in
                  2003.

                  In fourth full paragraph, change the number $3,479,000 in 2004 to $3,720,000, and change $3,487,000 in 2003 to $3,900,000.

         o Page 28 - Under subcaption "Code of Ethics," a typographical error correction of word "principal."

         o        Page  34  -  Correction   of   typographical   error  of  word
                  "therefore" in final paragraph on page.

         o        Page  36  -  Under   "Audit-Related   Fees,"   correction   of
                  grammatical error "are" to "is."

         o Page F-19 - Note H - Earnings per share on the line designated "Effect of diluted securities - Employee stock options," the year 2004 should be -0-, the year 2003 should be 80, and the year 2002 should be 20.

---------------------------------

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly-authorized.

         Date:  April 20, 2005.

                                        CABELTEL INTERNATIONAL CORPORATION


                                        By: /s/ Gene S. Bertcher
                                           -------------------------------------
                                           Gene S. Bertcher, President and Chief
                                           Financial Officer