Form 10-K/A
period 2004-12-31
CabelTel International Corp
filed 2005-05-06
CIK 105744

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

                        Commission File Number 000-08187

                       CabelTel International Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Nevada                                  75-2399477
-----------------------------------------------     ----------------------------
        (State or other jurisdiction of             (IRS Employer Identification
         Incorporation or organization)                        Number)

1755 Wittington Place, Suite 340, Dallas, Texas                 75234
-----------------------------------------------     ----------------------------
    (Address of prinicpal executive offices)                 (Zip Code)

Registrant's Telephone Number, including area code           972-407-8400
                                                             -------------------

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


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                               AMENDMENT NO. 3 TO
                         ANNUAL REPORT ON FORM 10-K FOR
                       CABELTEL INTERNATIONAL CORPORATION

         The undersigned Registrant hereby further amends the following items, exhibits, or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing:

     o Pages 32-34 - the table of ownership percentages has been corrected and the footnotes to the table have been corrected for typographical errors.

     o Page 34 - the resulting percentages in the ownership table and the numbers of shares of certain stockholders in the paragraph under the table have been corrected.

---------------------------------

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly-authorized.

         Date:  May 6, 2005.

                                        CABELTEL INTERNATIONAL CORPORATION


                                        By: /s/ Gene S. Bertcher
                                           -------------------------------------
                                           Gene S. Bertcher, President and Chief
                                           Financial Officer

Item 12.  Security Ownership of Certain Beneficial Owners and Management

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

                                                       Common Stock
                                              ----------------------------------
       Name of Beneficial Owner               No. of Shares   Percent of Class*
--------------------------------------------- -------------- -------------------
Victor L. Lund(1)                                  108,994         11.16%
Gene S. Bertcher(2)                                 71,811          7.35%
Roz Campisi Beadle                                     100           **
Ronald C. Finley(8)                                      -            -
James E. Huffstickler                                    -            -
Dan Locklear                                             -            -
JRG Investments, Inc.(3)(5)                        156,884         16.06%
TacCo Financial, Inc.(3)(4)(6)                     228,726         23.41%
International Health Products, Inc.(3)(7)            9,770          1.02%
All  executive  officers  and  directors           180,905         18.52%
as a group (six persons)
-----------------------
*Based on 977,004 shares of common stock outstanding at March 31, 2005.

**less than 1%

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

     (4) Consists of 228,726 shares of common stock (which does not include 156,884 shares held by JRG Investments, Inc. or an option to 40,000 shares of common stock at an exercise price of $2.60 per share). TacCo Financial, Inc. also holds a Warrant to purchase 170,000 shares at $3.58 per share exercisable only after stockholder approval to exchange the Company's Series J 2% Preferred Stock for common stock before October 1, 2005 and not exercisable if such approval does not occur.

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

     (8) It is anticipated that approval will occur for the owners of the Series J 2% Preferred stock to exchange their preferred shares for shares of common stock. Mr. Ronald Finley owns 14,175 shares of Series J 2% Preferred Stock which if, as anticipated by the Company, exchanged for Common Stock would be 3,954,825 shares, or approximately 40.5% of the then outstanding common stock.



         On October 12, 2004, the Company entered into an Acquisition Agreement with four individuals, Ronald C. Finley, Jeffrey A. Finley, Bradford A. Phillips and Gene E. Phillips, pursuant to which the Company acquired in a stock-for-stock exchange all of the issued and outstanding equity interests of two privately-held U.S. Corporations, Finley Equities, Inc., a Texas corporation ("FEINC") and American Realty Management, Inc., a Nevada corporation ("ARM"), in exchange for the issuance of 31, 500 shares of the Company's newly-designated Series J 2% Preferred Stock, liquidation value $1,000 per share. FEINC and ARM each owned an undivided one-half of the equity interest in Tacaruna B.V., a Netherlands company, which in turn directly owned 30% of CableTEL AD. Tacaruna B.V. also owned 64% of the equity of Narisma Holdings, Ltd., a Cyprus company, which in turn owns the balance of 70% of CableTEL AD. Prior to this transaction, the Company had no material relationship with Ronald C. Finley, Jeffrey A. Finley or Bradford A. Phillips. Bradford A. Phillips is the son of Gene E. Phillips. Gene E. Phillips is an individual who has significant contact with and influence upon matters handled by Basic Capital Management, Inc., a Nevada corporation ("BCM"), International Health Products, Inc., a Nevada corporation ("IHPI"), TacCo Financial, Inc., a Nevada corporation ("TFI"), and its wholly-owned subsidiary, JRG Investment Co., Inc., a Nevada corporation ("JRG"). Reference is made to the preceding table for the common stock ownership of such entities.

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


                                                                          Anticipated
                           No. of Shares of                            Percentage of Then
                              Series J            Assumed Exchange     Outstanding Shares
                          2% Preferred Stock      of Common Stock       of Common Stock
 Name of Stockholder             Owned          No. of Shares Owned     After Exchange
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

         Assuming the proposal is ultimately approved by the requisite number of votes, a change in control of the Company would occur. As a result of such exchange, Gene E. Phillips, the sole member of CIC Investment LLC, would beneficially own 3,515,400 shares of Common Stock, constituting 36% of the then issued and outstanding shares of Common Stock, and three corporations, TFI, JRG and IHPI would also own in the aggregate 395,380 shares of Common Stock of the Company, or approximately 4.05% of the then issued and outstanding shares of Common Stock. Also, Ronald C. Finley, Chairman of the Board and Chief Executive Officer of the Company, would beneficially own 3,954,825 shares of Common Stock of the Company, or approximately 40.5% of the then issued and outstanding shares of Common Stock.

         If the proposal does not ultimately receive the approval of the requisite number of votes of stockholders, prior to September 30, 2005, then, at any time thereafter until September 30, 2006, the holders of the shares of Series J 2% Preferred Stock have the option exercisable by all of them to either:

     o rescind in full and revoke the transaction covered by the Acquisition Agreement by returning all 31,500 shares of Series J 2% Preferred Stock to the Company, upon which the Company shall be obligated to deliver back to such holders all equity securities of any entity owning all of the ordinary shares and other securities of Tacaruna BV or CableTEL AD, or

     o deliver to the Company all 31,500 shares of Series J 2% Preferred Stock and receive in exchange therefor all of the ordinary shares and other securities of Tacaruna BV outstanding and owned by the Company such that such holders will become the owners and holders of all of the issued and outstanding securities of Tacaruna BV, which in turn continues to own shares of CableTEL AD and shares of Narisma Holdings, Ltd.