Form 10-Q
period 2005-03-31
CabelTel International Corp
filed 2005-05-17
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-08187

                       CabelTel International Corporation
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

                                 YES [X] NO [ ]

At April 30, 2005 the issuer had outstanding approximately 977,000 shares of par value $.01 Common Stock.

                       CABELTEL INTERNATIONAL CORPORATION

                     Index to Quarterly Report on Form 10-Q
                           Period ended March 31, 2005


Part I: Financial Information..................................................3

   ITEM 1: FINANCIAL STATEMENTS................................................3
      Consolidated Balance Sheets..............................................3
      Consolidated Statements of Operations....................................5
      Consolidated Statements Of Cash Flow.....................................6
      Consolidated Statements Of Cash Flows - Continued........................7
      Notes To Consolidated Financial Statements...............................7
   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS..............................................9
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........14
   ITEM 4.  CONTROLS AND PROCEDURES...........................................14

Part II: Other Information....................................................16

   ITEM 6. EXHIBITS...........................................................16
   SIGNATURES.................................................................17


                          PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS
----------------------------

                       CabelTel International Corporation
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                           March 31,     December 31,
Assets                                                       2005             2004
                                                          (Unaudited)
                                                         ------------    ------------
Current Assets
   Cash and cash equivalents                             $        671    $      1,352
   Accounts receivable-trade                                    1,297           1,016
   Inventory                                                      179           1,166
   Notes receivable                                               756             856
   Assets held for sale                                         3,023           3,939
   Other current assets, net                                    4,103             710
                                                         ------------    ------------

          Total Current Assets                                 10,029           9,039


Property and equipment, at cost
   Land and improvements                                        2,114           2,114
   Buildings and improvements                                   8,593           9,982
   Equipment and furnishings                                   13,233          12,246
   Assets under construction                                   10,523          11,571
      Proven oil and gas properties (full cost method)          1,281           1,357
                                                         ------------    ------------
                                                               35,744          37,270

   Less accumulated depreciation, depletion and
      amortization                                             (5,442)         (5,172)
                                                         ------------    ------------
                                                               30,302          32,098

Goodwill                                                        8,260           8,339

Other Assets                                                    1,575           1,037
                                                         ------------    ------------

Total Assets                                             $     50,166    $     50,513
                                                         ============    ============

                       CabelTel International Corporation
                     Consolidated Balance Sheets - Continued
                             (Amounts in thousands)

                                                   March 31,       December 31,
Liabilities and Stockholders' Equity                   2005            2004
                                                    (Unaudited)
                                                   ------------    ------------

Current Liabilities
   Current maturities of long-term debt            $     10,892    $      9,603
   Accounts payable - trade                               7,490           3,887
   Accrued expenses                                       7,685           9,498
   Other current liabilities                                318           1,792
                                                   ------------    ------------

          Total Current Liabilities                      26,385          24,780

Long-term debt                                           19,200          20,263

Other long term liabilities                               1,321           1,557
                                                   ------------    ------------

          Total Liabilities                              46,906          46,600

Minority Interest                                         2,930           2,954

Stockholders' Equity
   Preferred stock Series B                                   1               1
   Preferred stock Series J                               3,150           3,150
   Common stock $.01 par value; authorized,
      4,000,000 shares; shares issued and
      outstanding, 977,000                                   10              10
   Additional paid-in capital                                 4               4
   Accumulated other comprehensive income (loss)            889           1,014
   Retained earnings                                     (3,724)         (3,220)

                                                            330             959
                                                   ------------    ------------

Total Liabilities & Stockholders' Equity           $     50,166    $     50,513
                                                   ============    ============

                       CabelTel International Corporation
                      Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)

                                                          For The Three Month
                                                         Period Ended March 31,
                                                            2005         2004
                                                         ---------    ---------
                                                              (Unaudited)
Revenue
   Cable operations                                      $   2,405    $   2,178
   Real estate operations                                    1,150         --
   Oil and gas operations                                      414         --
                                                         ---------    ---------
                                                             3,969        2,178
                                                         ---------    ---------
Operating expenses

   Cable operation                                           1,872        1,249
   Real estate operations                                      615         --
   Oil and gas operations                                      267         --
   Lease expense                                               575          195
   Depreciation, depletion and amortization                    558          604
   Corporate, general and administrative                     1,633          649
                                                         ---------    ---------
                                                             5,520        2,697
                                                         ---------    ---------

          Operating earnings (loss)                         (1,551)        (519)

Other income (expense)
   Interest income                                              40            3
   Interest expense                                           (827)         (49)
   Loss on foreign exchange transactions, net                 (281)         (54)
   Net gain on sale cable duct                               1,843         --
   Net (loss) on sale of assets                               (118)        (223)
   Other                                                       389          312
                                                         ---------    ---------
                                                             1,046          (11)
                                                         ---------    ---------


Earnings from continuing operations before
   Income taxes and minority interest                         (505)        (530)

Income tax (income) expense                                     14          (18)

Minority interest (income) expense                             (15)          65
                                                         ---------    ---------
   Net earnings (loss) from continuing operations             (504)        (577)
                                                         ---------    ---------

Earnings per share - basic and diluted
   Net earnings (loss) per share                         $   (0.52)   $   (0.59)

Basic weighted average common shares                           977          977

In accordance with the provisions of the acquisition agreement the Company is required to seek shareholder approval permitting the Series J shareholders to exchange into 8,788,000 shares of the Company's common stock. The following pro forma earnings per share assume such exchange has occurred.

Pro forma earnings per share -  basic and diluted
       Net income (loss)                                 $   (0.05)   $   (0.06)

Diluted weighted average common shares                       9,766        9,766


                       CabelTel International Corporation
                      Consolidated Statements Of Cash Flow
                             (Amounts in thousands)

                                                           For the three month
                                                          Period Ended March 31,
                                                            2005           2004
                                                        (Unaudited)    (Unaudited)
Cash flows from operating activities
   Net loss                                             $      (504)   $      (577)
   Adjustments to reconcile net loss to net
      cash used in operating activities
      Depreciation, depletion and amortization                  558            604
      Net loss on foreign currency transactions                 281             54
      Net (gain) loss on sale of assets                      (1,725)           223

      Changes in operating assets and liabilities
         Accounts receivable                                   (314)             9
         Other current and non current assets                 1,321           (314)
         Accounts payable and other liabilities              (2,360)          (682)
                                                        -----------    -----------

      Net cash used in operating activities                  (2,743)          (683)

Cash flows provided by (used in) investing activities
   Proceeds from sale of assets                               1,836           --
   Purchase of property and equipment, net                     --             (992)
                                                        -----------    -----------

      Net cash provided by (used in) investing
            Activities                                        1,836           (992)

Cash flows from financing activities
   Proceeds from borrowings                                   4,047          1,115
   Payments on debt                                          (3,821)          --
                                                        -----------    -----------

      Net cash provided by (used in) financing
            Activities                                          226          1,115

      Net increase (decrease) in cash and                      (681)          (560)
            cash equivalents

   Cash and cash equivalents at beginning of period           1,352          1,420
                                                        -----------    -----------

   Cash and cash equivalents at end of period           $       671    $       860
                                                        -----------    -----------


                       CabelTel International Corporation
                Consolidated Statements Of Cash Flows - Continued
                             (Amounts in thousands)

                                                                 For the three month
                                                                Period Ended March 31,
                                                                  2005           2004
                                                              (Unaudited)    (Unaudited)
Supplemental Disclosures of Cash Flow Information:

Cash paid for interest                                                661           --
Cash paid for taxes                                                  --                9

Schedule of non cash investing and financing activities:
   Unrealized foreign currency translation loss                      (125)           178
   Purchase of property and equipment vendor financed              (3,119)          --
   Sale of property and equipment for short term receivable         2,179           --


                   Notes To Consolidated Financial Statements
          For the Unaudited Three Months Ended March 31, 2005 and 2004

Note A: Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of CabelTel International Corporation and its majority-owned subsidiaries (collectively, "the Company"). All significant intercompany transactions and accounts have been eliminated.

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

These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for any subsequent quarter or the year ended December 31, 2005.


Note B: Notes Receivable

As a result of the sale of two communities in 2001 the Company holds tax-exempt notes in the amount of $4,030,000 bearing interest at 9.5%. The notes mature on April 1, 2032, and August 1, 2031 respectively. In addition, as the result of a property sale in March 2005 the Company has a $200,000 non interest bearing note.

The repayment of the notes is limited to the cash flow of the respective communities either from operations, refinance or sale. The Company has valued the notes and accrued interest at zero and will record any cash received in the form of interest or principal as income.


Note C: Long-Term Obligations

Long-term debt is comprised of the following (in thousands):

                                                                        March 31,    December 31,
                                                                          2005           2004
                                                                      ------------   ------------
Notes payable to financial institutions maturing through
2018; fixed and variable interest rates ranging from
5.75% to 11%; collateralized by property, fixtures,
equipment and the assignment of rents                                 $     15,212   $     14,112

Notes payable to individuals and companies maturing
through 2023; variable and fixed interest rates ranging
from 10% to 18% collateralized by real property,
personal property, fixtures, equipment and the
assignment of rents                                                          2,897          5,232

Notes payable to related parties, bearing interest at rates ranging
from 15% to 18%                                                             11,983         10,522

                                                                      ------------   ------------
                                                                            30,092         29,866

Less: current maturities                                                    10,892          9,603
                                                                      ============   ============
                                                                      $     19,200         20,263


Note D - Net Gain on Sale of Cable Duct

The fiber optic backbone that CableTEL AD is constructing consists of three separate and independent fiber optic ducts and CableTEL AD only needs one for its operations. The other two ducts have been constructed to sell to independent third parties. CableTEL AD has a contract for the sale of one duct for a total price of approximately $13,000,000 and is recording the sale and the related gain as various segments of the duct are completed and turned over to the buyer. CableTEL AD recorded a sale of approximately $1,800,000 in 2004. During the three months ended March 31, 2005 CableTEL AD delivered another segment and recorded a sale of $4,200,000 and a gain of $1,843,000. It is anticipated that CableTEL AD will record the balance of the contract during the remainer of 2005


NOTE E - SEGMENT REPORTING


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

The segment information and reconciliation to income (loss) from operations that follows includes the Bulgarian telecommunications activities and US operations for the three months ended March 31, 2005. For the three months ended March 31, 2005 the Bulgarian telecommunication was the only segment of the Company.


Three months ended March 31, 2005 (amounts in thousands)


                                                                      Real          Oil       Consolidated
                                            Cable      Corporate      Estate     Operation        CIC
                                          ----------------------------------------------------------------
Revenue                                       2,405         --          1,150          414           3,969
                                          ----------------------------------------------------------------
Operating expenses
   Cable operations                           1,872         --            615          267           2,754
   Lease expense                                344           20          211         --               575
   Depletion, depreciation and
      amortization                              400         --            132           26             558
   Corporate general and administrative       1,366          267         --           --             1,633
                                          ----------------------------------------------------------------
                                              3,982          287          958          293           5,520
                                          ----------------------------------------------------------------

Operating earning  (loss)                    (1,577)        (287)         192          121          (1,551)

Interest Expense                                361          384           82         --               827
(Loss) on sale of assets
                                                            --            (42)         (76)           (118)
Gain on sale of cable duct                    1,843         --           --           --             1,843
Net earnings (loss)                             (37)        (609)          97           45            (504)
Total Assets                                 25,768       11,117       11,862        1,419          50,166



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------


Overview

         In October 2004 the Company acquired an indirect subsidiary CableTEL AD, which is a cable television operator in the Country of Bulgaria. At present CableTEL AD estimates that its cable subscribers represent approximately 11.5% of the market in Bulgaria. CableTEL AD also operates fixed voice telephony services, national cable television and provides internet access data services primarily in Bulgaria.

         While the Company was the acquirer, due to the relative values of the entities for reporting purposes this transaction is being accounted for as a reverse acquisition. As a reverse acquisition, for reporting purposes the Company is being accounted for as if it had been acquired effective October 1, 2004. For that reason, the following discussion, when comparing the results of operations for three months ended March 31, 2005 with the three months ended March 31, 2004 will include only CableTEL AD. for the three months ended March 31, 2004.

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

Liquidity and Capital Resources

         At March 31, 2005 the Company had current assets of $10,029,000 and current liabilities of $26,385,000. During the past twenty-one months CableTEL AD has for the most part completed the first fiber optic backbone in Bulgaria with connectivity to Turkey, Greece, Romania and Macedonia. The total investment in the backbone will be approximately $30,000,000. Most of the costs to construct the backbone were incurred in 2004 and the first three months of 2005 and were financed both through debt and vendor financing.

         CableTEL AD is constructing three separate and independent fiber optic ducts and only needs one for its operations. The other two ducts are being constructed for the purpose of sale to independent third parties. CableTEL AD has sold one duct for a total contract price of approximately $13,000,000. CableTEL AD has recorded approximately $1,800,000 in 2004 and $4,200,000 in the first three months of 2005 and anticipates recording the balance of $7,000,000 in the remainder of 2005. CableTEL AD is actively pursuing a sale of the remaining duct.

         Included in current liabilities is a $1,147,000 mortgage loan for an assisted living community located in South Carolina. This community was sold in May 2005 and the cash proceed were sufficient to repay the mortgage.

         Also included in current liabilities is an obligation of principal and accrued interest of $2,768,000 the terms of which are similar to that of preferred stock whereby the Company can only pay this obligation out of available earned surplus.

         Future acquisitions by the Company are dependent upon obtaining capital and financing through various means, including financing obtained from loans, debt or equity offerings and, to the extent available, cash generated from operations. There can be no assurance that the Company will be able to obtain adequate capital to finance its projected growth.


         Cash and cash equivalents at March 31, 2005 were $671,000 compared with $1,352,000 at December 31, 2004.

         Net cash used by operating activities was $2,743,000 for the three months ended March 31, 2005. During the quarter the Company had a loss net loss of $504,000. Included in the first quarter of 2005 was a net gain of $1,843,000 on the sale of an additional segment of the cable duct that CableTEL AD has under contract for sale. The cash from the sale was received in April 2005.

         Net cash provided in investing activities was $1,836,000 for the three months ended March 31, 2005. In March 2005 the Company sold an assisted living community and received approximately $1,760,000. The proceeds were used principally to pay off the existing mortgage. During the three months ended March 31, 2005 CableTel AD invested approximately $3,119,000 for the purchase of equipment that upgraded the existing cable infrastructure as well as construction of the backbone. This investment was principally vendor financed.

         Net cash flow from financing activities was $226,000 in the three months ended March 31, 2005. The additional funds received of $4,047,000 from financing activities during the three months were principally used to repay existing trade payables and short term debt.

Results of Operations

         The Company reported a net loss of $504,000 for the three months ended March 31, 2005, as compared to a net loss of $577,000 for the corresponding period in 2004

         Revenue from cable operations was $2,405,000 for the three months ended March 31, 2005, as compared to $2,178,000 for the corresponding period in the prior year. These revenues are from subscribers for cable services in Bulgaria. The increase in revenues from 2005 to 2004 is based almost exclusively on rate increases for services.

         For the first three months of 2005 the Company recorded $1,150,000 in revenue for its real estate operations and $414,000 for its oil and gas operation. The Company's retirement project is fully occupied and it is anticipated that it will remain so during 2005. The Company's retail shopping mall was approximately 76% occupied in March 2005. The oil operation is benefiting from record high prices for crude oil. While our production is stable we have no control over what prices will be in 2005.

         CATV operations expense was $1,872,000 in the first three months of 2005 as compared to $1,249,000 for the corresponding period in the prior year. The cost of acquiring programming rights for cable product increased by $432,000 in 2005 as compared to 2004. In addition there was an overall increase in costs in general in anticipation of the backbone being completed and more services being offer.

         For the first three months of 2005 the Company recorded $615,000 in expenses for its real estate operations and $267,000 for its oil and gas operation.

         Lease expense for the cable operation was $344,000 in 2005 compared to $195,000 for the corresponding period in the prior year. The majority of the lease cost increase is due to increases at the corporate level. The development and construction of the backbone and the growth of the overall operation created a need for larger corporate offices in Bulgaria.

         For the first three months of 2005 the Company had lease expenses of $231,000 in the United States which was principally incurred by its real estate operation.

         Depreciation, depletion and amortization for CableTEL AD was $400,000 for the three months ended March 31, 2005 and $604,000 for corresponding period in the prior year. The decrease in 2005 is due in part to CableTEL AD's changing the determination of useful life of certain of its depreciable assets.

         For the first three months of 2005 the depreciation expense for the real estate operation was $132,000 and the depletion of the oil operation was $26,000.

         Corporate  general  and  administrative  expense  for  CableTEL  AD was
$1,191,000 for the three months ended March 31, 2005 and $650,000 in the corresponding period for the prior year. The bulk of the increase is attributable either directly or indirectly to increased administrative personnel in Bulgaria. Personnel expenses increased by approximately $300,000. This included personnel to oversee the construction of the backbone and additional marketing, accounting and technical personnel. Professional fees, principally accounting and auditing fees, have increased by approximately $200,000 due to both the increased scope of the business as well as additional costs of being associated with a publicly traded company in the United States.

         For  the  first  three  months  of  2005  the  corporate   general  and
administrative expense for the United States operation was $267,000.

         Interest expense for CableTEL AD was $361,000 for the first three months of 2005 compared to $49,000 for the corresponding period in the prior year. The increased interest expense was principally due to the cost of completing the backbone which was primarily financed with debt.

         For the first three months of 2005 the interest expense for certain foreign corporate subsidiaries acquired by the Company as part of the October 14, 2004 acquisition was $316,000. With respect to the U.S. operations the interest expense for the real estate operation was $82,000 and corporate interest was $68,000.

         The net loss on foreign exchange transactions was $281,000 and $54,000 for the first three months of 2005 and 2004 respectively. Transactions in foreign currency are accounted for at the exchange rates prevailing at the time of the transaction. Gains or losses resulting from the settlement of such transactions are recognized in the income statement.

         The net gain on the sale of a cable duct by CableTEL AD was $1,843,000 in the first three months of 2005. The gain in 2004 represents approximately 30% of the anticipated gain on the sale of one of the three ducts in our backbone that was sold to a third party. Access to the ducts are being delivered and paid for in segments.

         The loss on the sale of assets by CableTEL AD in 2004 was $223,000 from the sale of a subsidiary. The loss was $118,000 in 2005 consisted of $76,000 from the sale of certain oil wells and $40,000 from the sale of an assisted living community.

         Other net income for CableTEL AD was $348,000 for the first three months of 2005 and $312,000 in the corresponding period of 2004. The largest component of other income is penalties received from cable subscribers and miscellaneous fees collected by CableTEL AD from various sources.


Inflation

         The effects of inflation on the Company's operations are not quantifiable. The Company's principal sources of revenues impacted by inflationary increases are monthly fees charged for cable television access. The principal expense would be wages. Property operations tend to fluctuate. To the extent that inflation affects interest rates it would not significantly affect current borrowings which are mostly at fixed rates. It could affect future borrowings.

Environmental Matters

         Management is not aware of any environmental liability that would have a material adverse effect on the Company's business, assets or results of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------


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


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------


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

                           PART II: OTHER INFORMATION



ITEM 6. EXHIBITS
----------------

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


                                             CabelTel International Corporation


Date: May 13, 2005                           By: /s/ Gene S. Bertcher
                                                --------------------------------
                                             President & Chief Financial Officer