Form 10-Q
period 2005-06-30
CabelTel International Corp
filed 2005-08-19
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2005

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) YES [ ] NO [X]

At August 15, 2005, the issuer had outstanding 977,004 shares of par value $0.01 Common Stock.

                       CABELTEL INTERNATIONAL CORPORATION
                     Index to Quarterly Report on Form 10-Q
                           Period ended June 30, 2005


PART I: FINANCIAL INFORMATION..................................................3

   ITEM 1:  FINANCIAL STATEMENTS...............................................3
      Consolidated Balance Sheets..............................................3
      Consolidated Statements Of Operations....................................5
      Consolidated Statements Of Cash Flow.....................................6
      Consolidated Statements Of Cash Flows - Continued........................7
      Notes To Consolidated Financial Statements...............................7
   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................11
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........14
   ITEM 4.  CONTROLS AND PROCEDURES...........................................15

PART II: OTHER INFORMATION....................................................16

   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........16
   ITEM 6. EXHIBITS...........................................................16
   SIGNATURES.................................................................17


                          PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS
-----------------------------

                       CabelTel International Corporation
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                        June 30,      December 31,
Assets                                                    2005            2004
                                                       (Unaudited)
                                                      ------------    ------------
Current assets
   Cash and cash equivalents                          $        643    $      1,352
   Accounts receivable-trade                                 2,274           1,016
   Notes receivable                                            606             856
   Inventory                                                 1,924           1,166
   Assets held for sale                                      1,200           3,939
   Other current assets                                      1,346             710
                                                      ------------    ------------

          Total current assets                               7,993           9,039

Property and equipment, at cost
   Land and improvements                                     2,232           2,114
   Buildings and improvements                                8,327           9,982
   Equipment and furnishings                                15,517          12,246
   Assets under construction                                 7,558          11,571
   Proven oil and gas properties (full cost method)          1,278           1,357
                                                      ------------    ------------
                                                            34,912          37,270

           Less accumulated depreciation, depletion
                and amortization                            (5,639)         (5,172)
                                                      ------------    ------------
                                                            29,273          32,098

Goodwill                                                     8,164           8,339

Other assets                                                 1,733           1,037
                                                      ------------    ------------

Total assets                                          $     47,163    $     50,513
                                                      ============    ============


                       CabelTel International Corporation
                     Consolidated Balance Sheets - Continued
                             (Amounts in thousands)

                                                            June 30,      December 31,
Liabilities and Stockholders' equity                          2005            2004
                                                           (Unaudited)
                                                          ------------    ------------
Current liabilities
   Current maturities of long-term debt                   $      9,327    $      9,603
   Current notes payable                                            41            --
   Accounts payable - trade                                      1,496           3,887
   Accrued expenses                                             15,654           9,498
   Other current liabilities                                       242           1,792
                                                          ------------    ------------

          Total current liabilities                             26,760          24,780

Long-term debt
   Long term debt                                                6,284           9,740
   Long-term debt - related parties                             13,534          10,523
                                                          ------------    ------------
                                                                19,818          20,263
                                                          ------------    ------------

Other long term liabilities                                        455           1,557
                                                          ------------    ------------

          Total liabilities                                     47,033          46,600

Minority Interest                                                2,330           2,954

Stockholders' equity
   Preferred stock Series B                                          1               1
   Preferred stock Series J                                      3,150           3,150
   Common stock $.01 par value; authorized, 4,000,000
          shares; 977,000 shares issued and outstanding             10              10
   Additional paid-in capital                                        4               4
   Accumulated other comprehensive income (loss)                   740           1,014
   Retained earnings                                            (6,105)         (3,220)
                                                          ------------    ------------
                                                                (2,200)            959
                                                          ------------    ------------

Total Liabilities & Stockholders' Equity                  $     47,163    $     50,513
                                                          ============    ============


                       CabelTel International Corporation
                      Consolidated Statements Of Operations
                  (Amounts in thousands, except per share data)

                                                   For The Three Month      For The Six Month
                                                      Period Ended            Period Ended
                                                         June 30,                June 30,
                                                     2005        2004        2005        2004
                                                   --------    --------    --------    --------
                                                       (Unaudited)              (Unaudited)
Revenue
   Cable Operations                                $  2,831    $  2,241    $  5,236    $  4,419
   Real Estate operations                             1,127        --         2,277        --
   Oil and gas operations                               396        --           810        --
                                                   --------    --------    --------    --------
                                                      4,354       2,241       8,323       4,419
                                                   --------    --------    --------    --------

Operating expenses
   Cable Operations                                   1,992       1,459       3,864       2,708
   Real estate operations                               660        --         1,275        --
   Oil and gas operations                               292        --           559        --
   Lease expense                                        486         240       1,061         435
   Depletion, depreciation and amortization             638         520       1,196       1,124
   Corporate general and administrative               1,722         499       3,355       1,147
                                                   --------    --------    --------    --------
                                                      5,790       2,717      11,310       5,414
                                                   --------    --------    --------    --------

          Operating earnings (loss)                  (1,436)       (476)     (2,987)       (995)

Other income (expense)
   Interest income                                       30          10          70          13
   Interest expense                                    (882)        (45)     (1,709)        (94)
   Loss on foreign exchange transactions, net          (631)        (15)       (912)        (69)
   Net gain on sale of cable duct                        77        --         1,920        --
   Net gain (loss) on sale of assets                     (6)        184        (124)        (39)
   Other                                               (177)       --           212         312
                                                   --------    --------    --------    --------
                                                     (1,589)        134        (543)        123
                                                   --------    --------    --------    --------

Earnings (loss) before income taxes and minority
interest                                             (3,025)       (342)     (3,530)       (872)

Income tax (income) expense                              38         (17)         52         (35)

Minority interest (income) expense                      608          62         593         127
                                                   --------    --------    --------    --------

Net loss                                           $ (2,379)   $   (297)   $ (2,885)   $   (780)

Preferred stock dividend requirements                  (158)       --          (316)       --
                                                   --------    --------    --------    --------

Net loss applicable to common shares               $  (2537)   $   (297)   $ (3,201)   $   (780)

Earnings per share - basic and diluted

Net loss per share                                 $  (2.44)   $  (0.30)   $  (2.95)   $  (0.08)
Basic weighted average common shares                    977         977         977         977

In accordance with the provisions of the acquisition agreement the Company is required to seek shareholder approval permitting the Series J shareholders to exchange into 8,788,000 shares of the Company's common stock. The following pro forma earnings per share assume such exchange has occurred.

Pro forma earnings per share - basic and diluted   $   (0.24)  $  (0.03)   $ (0.30)    $  (0.80)
   Net loss
Diluted average common shares                          9,766      9,766      9,766        9,766


                       CabelTel International Corporation
                      Consolidated Statements Of Cash Flow
                             (Amounts in thousands)

                                                             For the six month
                                                           Period Ended June 30,
                                                            2005           2004
                                                        (Unaudited)    (Unaudited)
Cash flows from operating activities
   Net loss                                             $    (2,885)   $      (780)
   Adjustments to reconcile net loss to net
      cash used in operating activities
      Depreciation, depletion and amortization                1,196          1,124
      Net loss on foreign currency transactions                 912             69
      Net (gain) loss on sale of assets                      (1,796)            39

      Changes in operating assets and liabilities
         Accounts receivable                                 (1,330)          (823)
         Other current and non current assets                 1,869          2,142
         Accounts payable and other liabilities              (3,762)        (3,407)
                                                        -----------    -----------

      Net cash used in operating activities                  (5,796)        (1,636)

Cash flows provided by (used in) investing activities
   Proceeds from sale of assets                               7,211           --
   Purchase of property and equipment, net                   (1,442)        (2,276)
                                                        -----------    -----------

          Net cash provided by (used in) investing
                Activities                                    5,769          (2,276)

Cash flows from financing activities
   Proceeds from borrowings                                   5,765          7,547
   Payments on debt                                          (6,447)        (4,509)
                                                        -----------    -----------

          Net cash provided by (used in) financing
                Activities                                     (682)         3,038

          Net increase (decrease) in cash and                  (709)          (874)
                 cash equivalents

   Cash and cash equivalents at beginning of period           1,352          1,420

   Cash and cash equivalents at end of period           $       643    $       546


                       CabelTel International Corporation
                Consolidated Statements Of Cash Flows - Continued
                             (Amounts in thousands)

                                                                    For the six month
                                                                  Period Ended June 30,
                                                                   2005           2004
                                                               (Unaudited)    (Unaudited)
                                                               -----------    -----------
Supplemental Disclosures of Cash Flow Information:

Cash paid for interest                                                 597             94
Cash paid for taxes                                                   --               35

Schedule of non-cash investing and financing activities:
    Unrealized foreign currency translation loss                      (274)           (69)
    Purchase of property and equipment vendor financed              (3,119)          --
    Sale of property and equipment for short term receivable         2,179           --


                   Notes To Consolidated Financial Statements
            For the Unaudited Six Months Ended June 30, 2005 and 2004

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

These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for any subsequent quarter or the year ended December 31, 2005.


Note B: Notes Receivable

As a result of the sale of two properties in 2001 the Company holds tax-exempt notes in the amount of $4,030,000 bearing interest at 9.5%. The notes mature on April 1, 2032, and August 1, 2031 respectively. In addition, as the result of a property sale in March 2005 the Company has a $170,000 non interest bearing note.

The repayment of the notes is limited to the cash flow of the respective properties either from operations, refinance or sale. The Company has valued the notes and accrued interest at zero and will record any cash received in the form of interest or principal as income.


Note C: Long-Term Obligations

Long-term debt is comprised of the following (in thousands):

                                                             June 30,     December 31,
                                                               2005           2004
                                                           ------------   ------------
Notes payable to financial institutions maturing through
2018; fixed and variable interest rates ranging from
5.75% to 11%; collateralized by property, fixtures,
equipment and the assignment of rents                      $     12,714   $     14,112

Notes payable to individuals and companies maturing
through 2023; variable and fixed interest rates ranging
from 10% to 18% collateralized by real property,
personal property, fixtures,
equipment and the assignment of rents                             2,897          5,232

Notes payable to related parties, bearing interest
at rates ranging from 15% to 18%                                 13,534         10,522
                                                           ------------   ------------
                                                                 29,145         29,866

Less: current maturities                                          9,327          9,603
                                                           ============   ============
                                                           $     19,818         20,263


Note D - Net Gain on Sale of Cable Duct

The fiber optic backbone that CableTEL AD is constructing consists of three separate and independent fiber optic ducts and CableTEL AD only needs one for its operations. The other two ducts have been constructed to sell to independent third parties. CableTEL AD has a contract for the sale of one duct for a total price of approximately $13,000,000 and is recording the sale and the related gain as various segments of the duct are completed and turned over to the buyer. CableTEL AD recorded a sale of one segment for approximately $1,800,000 in 2004. During the three months ended March 31, 2005 CableTEL AD delivered another segment and recorded a sale of $4,200,000 and a gain of $1,843,000. In July CableTEL AD sold an additional segment and recorded a sale of approximately $2,400,000. It is anticipated that CableTEL AD will record the balance of the contract during the remainder of 2005

During the three months ended June 30, 2005 CableTel AD sold several segments of a second duct and recorded sales of approximately $228,000 and a gain of $77,000.



NOTE E - SEGMENT REPORTING


Business Operations

         The Company operates three separate distinct businesses


         o        The  Company's   principal   business  is   telecommunications
                  activities  in Bulgaria and  surrounding  countries  including subscription cable television,  fixed voice telephony services and data services.

         o The ownership and operation of real estate through one retirement community in King City, Oregon, with a capacity of 114 residents, and ownership and operation of an outlet mall in Gainesville, Texas with approximately 315,000 square feet of retail space available for lease.

         o        The  ownership  of oil  and  gas  leases  in  Gregg  and  Rusk
                  Counties, Texas on which 48 producing wells were operating as of June 30, 2005.


The segment information and reconciliation to income (loss) from operations that follows includes the Bulgarian telecommunications activities and US operations for the three and six months ended June 30, 2005. For the three and six months ended June 30, 2004 the Bulgarian telecommunication was the only segment of the Company.



                                                Cable      Corporate       Real        Oil     Consolidated
                                                                          Estate    Operation      CIC
                                              -------------------------------------------------------------
Three months ended June 30, 2005
(amounts in thousands)

Revenue
   Cable operations                               2,831                                               2,831
   Real estate operations                                                   1,127                     1,127
   Oil & gas operations                                                                   396           396
                                              -------------------------------------------------------------
                                                  2,831                     1,127         396         4,354
                                              -------------------------------------------------------------

Operating expenses
   Operations                                     1,992                       660         292         2,944
   Lease expense                                    255           19          212                       486
   Depletion, depreciation and amortization         518                        93          27           638
   Corporate general and administrative           1,461          261                                  1,722
                                              -------------------------------------------------------------
                                                  4,226          280          965         319         5,790
                                              -------------------------------------------------------------

Operating earning  (loss)                        (1,395)        (280)         162          77        (1,436)

Interest Income                                                   30                                     30
Interest expense                                    394          332          156                       882
Loss on foreign exchange transactions, net         (631)        (631)
Loss on sale of assets                                                         (6)                       (6)
Gain on sale of cable duct                           77                                                  77

Net earnings (loss)                              (2,346)        (188)          78          77        (2,379)


Total assets                                     22,305       12,294       10,783       1,781        47,163





                                                Cable      Corporate       Real        Oil      Consolidated
                                                                          Estate     Operation      CIC
                                              --------------------------------------------------------------

Six months ended June 30, 2005
(amounts in thousands)

Revenue
   Cable operations                               5,236                                                5,236
   Real estate operations                                                   2,277                      2,277
   Oil & gas operations                                                                    810           810
                                              --------------------------------------------------------------
                                                  5,236                     2,277          810         8,323
                                              --------------------------------------------------------------

Operating expenses
   Operations                                     3,864                     1,275          559         5,698
   Lease expense                                    599           39          423                      1,061
   Depletion, depreciation and amortization         918                       225           53         1,196
   Corporate general and administrative           2,827          528                                   3,355
                                              --------------------------------------------------------------
                                                  8,208          567        1,923          612        11,310
                                              --------------------------------------------------------------

Operating earning  (loss)                        (2,972)        (567)         354          198        (2,987)

Interest Income                                                   70                                      70
Interest expense                                    755          771          183                      1,709
Loss on foreign exchange transactions, net         (912)                                                (912)
Loss on sale of assets                                                        (48)         (76)         (124)
Gain on sale of cable ducts
                                                  1,920                                                1,920


Net earnings (loss)                              (1,911)      (1,271)         175          122        (2,885)

Total assets                                     22,305       12,294       10,783        1,781        47,163

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
              AND RESULTS OF OPERATIONS
              -------------------------


Overview

         In October 2004 the Company acquired CableTEL AD which is a cable television operator in the Country of Bulgaria. At present CableTEL AD estimates that its cable subscribers represent approximately 11.5% of the market in Bulgaria. CableTEL AD also operates fixed voice telephony services, national cable television and provides internet access data services primarily in Bulgaria.

         While the Company was the legal acquirer, in accordance with Statement of Accounting Standards No. 141 for reporting purposes this transaction is being accounted for as a reverse acquisition. As a reverse acquisition, for reporting purposes the Company is being accounted for as if it had been acquired effective October 1, 2004. For that reason, the following discussion, when comparing the results of operations for three and six months ended June 30, 2005 with the three and six months ended June 30, 2004 will include only CableTEL AD for the three and six month ended June 30, 2004.

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

Liquidity and Capital Resources

         At June 30, 2005 the Company had current assets of $7,993,000 and current liabilities of $26,760,000. During the past two years CableTEL AD has for the most part completed the first fiber optic backbone in Bulgaria with connectivity to Turkey, Greece, Romania and Macedonia. The total investment in the backbone will be approximately $30,000,000. Most of the costs to construct the backbone were incurred in 2004 and the first three months of 2005 and were financed both through debt and vendor financing.

         CableTEL AD is constructing three separate and independent fiber optic ducts and only needs one for its operations. The other two ducts are being constructed for the purpose of sale to independent third parties. CableTEL AD has sold one duct for a total contract price of approximately $13,000,000. CableTEL AD has recorded approximately $1,800,000 in 2004 and $4,200,000 in the first three months of 2005 and anticipates recording the balance of $7,000,000 in the remainder of 2005. In the second quarter of 2005 CableTEL AD sold a small section of the remaining duct held for sale and anticipates selling additional sections to the same buyer in the future.

         Included in current liabilities is an obligation of principal and accrued interest of $2,830,000 the terms of which are similar to that of preferred stock whereby the Company can only pay this obligation out of available earned surplus.


         Cash and cash equivalents at June 30, 2005 were $643,000 compared with $1,352,000 at December 31, 2004.

         Net cash used by operating activities was $5,796,000 for the six months ended June 30, 2005. During the six month period the Company had a loss net loss of $2,885,000. Included in the six month period was a net gain on the sale of assets of $1,796,000 which was principally the sale of an additional segment of the cable duct that CableTEL AD has under contract for sale. The Company also recorded a loss on foreign monetary transactions of $912,000 and depreciation, depletion and amortization of $1,196,000.

         Net cash provided in investing activities was $5,769,000 for the six months ended June 30, 2005. In March and April of 2005 the Company sold two assisted living communities and received approximately $3,000,000 which approximated book value for the properties. The proceeds were used principally to pay off the existing mortgages. During the six months ended June 30, 2005 CableTel AD invested approximately $4,600,000 for the purchase of equipment that upgraded the existing cable infrastructure as well as construction of the backbone. This investment was principally vendor financed.


         Net cash flow used in financing activities was $682,000 in the six months ended June 30, 2005. The additional funds received of $5,765,000 from financing activities during the six months were principally used to repay existing trade payables and short term debt.

Results of Operations

         The Company reported a net loss of $2,379,000 and $2,885,000 for the three and six months ended June 30, 2005, as compared to a net loss of $297,000 and $780,000 for the three and six months ended June 30, 2004

         Revenue from cable operations was $2,831,000 and $5,236,000 for the three and six months ended June 30, 2005, as compared to $2,241,000 and $4,419,000 for the corresponding periods in the prior year. These revenues are from subscribers for cable services in Bulgaria. The increase in revenues from 2005 to 2004 is based almost exclusively on rate increases for services.

         For the three and six months ended June 30, 2005 the Company recorded revenues of $1,127,000 and $2,277,000 for its real estate operations and $396,000 and $810,000 for its oil and gas operation. The Company's retirement property is fully occupied and it is anticipated that it will remain so during 2005. The Company's retail shopping mall was approximately 76% occupied at June 30, 2005. The oil operation is benefiting from record high prices for crude oil. While our production is stable we have no control over what prices will be for the remainder of 2005.

         CATV operations expense was $1,992,000 and $3,864,000 for the three and six months ended June 30, 2005 as compared to $1,459,000 and $2,708,000 for the corresponding period in the prior year. The cost of acquiring programming rights for cable product increased by $324,000 and $756,000 in the three and six months ended June 30, 2005 as compared to 2004. In addition there was an overall increase in general costs in anticipation of the backbone being completed and more services being offer.

         For the three and six months ended June 30, 2005 the Company recorded $660,000 and $1,275,000 in expenses for its real estate operations and $292,000 and $559,000 for its oil and gas operations.

         Lease expense for the cable operation was $255,000 and $599,000 in the three and six months ended June 30, 2005 compared to $240,000 and $435,000 for the corresponding periods in the prior year. The majority of the lease cost increase is due to increases at the corporate level. The development and construction of the backbone and the growth of the overall operation created a need for larger staff and corporate offices in Bulgaria.

         For the three and six months ended June 30, 2005 the Company had lease expenses of $231,000 and $462,000 in the United States which was principally incurred by its real estate operation.

         Depreciation and amortization for CableTEL AD was $518,000 and $918,000 for the three and six months ended June 30, 2005 as compared to $520,000 and $1,124,000 for corresponding periods in the prior year. The additional depreciation in 2005, is due to fixed asset additions and was, for the most part, offset by a decrease due to CableTEL AD's changing the determination of useful life of certain of its depreciable assets.

         For the three and six months ended June 30, 2005 the depreciation expense for the real estate operation was $93,000 and $225,000 and the depletion of the oil operation was $27,000 and $53,000.

         Corporate general and administrative expense for CableTEL AD was $1,461,000 and $2,827,000 for the three and six months ended June 30, 2005 as compared to $499,000 and $1,147,000 for the corresponding periods for the prior year. The increase in expenses is attributable to the development of the backbone and the anticipated growth of the business. The bulk of the increase is attributable either directly or indirectly to increased administrative personnel in Bulgaria. Personnel expenses increased by approximately $500,000 and $800,000 for the three and six months ended June 30, 2005. This included personnel to oversee the construction of the backbone and additional marketing, accounting and technical personnel. Professional fees, principally accounting and auditing fees, have increased by approximately $100,000 and $300,000 for the three and six months ended June 30, 2005, due to both the increased scope of the business as well as additional costs of being associated with a publicly traded company in the United States.

         For the three and six months ended June 30, 2005 the corporate general and administrative expense for the United States operation was $261,000 and $528,000.

         Interest expense for CableTEL AD was $394,000 and $755,000 for the three and six months ended June 30, 2005 as compared to $45,000 and $94,000 for the corresponding periods in the prior year. The increased interest expense was principally due to the cost of completing the backbone which was primarily financed with debt.

         For the three and six months ended 2005 the interest expense for certain foreign corporate subsidiaries acquired by the Company as part of the October 14, 2004 acquisition was $342,000 and $658,000. With respect to the U.S. operations the interest expense for the three and six months ended June 30, 2005 for the real estate operation was $101,000 and $183,000 and corporate interest was $45,000 and $113,000.

         The net loss on foreign exchange transactions for the three and six months ended June 30, 2005 was $631,000 and $912,000 as compared to $15,000 and $99,000 for the corresponding periods in the prior year. Transactions in foreign currency are accounted for at the exchange rates prevailing at the time of the transaction. Gains or losses resulting from the settlement of such transactions are recognized in the income statement.

         The net gain on the sale of a cable ducts by CableTEL AD was $77,000 and $1,920,000 in the three and six months of 2005. CableTEL AD is selling two cable ducts which were built with the intention of seeing to third parties. The sale of the ducts are being recognized as sections of the duct and access thereon is delivered and paid for by the buyers.


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


ITEM 4.  CONTROLS AND PROCEDURES


         Based upon their most recent evaluation, which was completed as of the end of the period covered by this Report, the Acting Principal Executive Office and Acting Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at June 30, 2005, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2005, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting."


                           PART II: OTHER INFORMATION



ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

During  the  period  of time  covered  by  this  report  CabelTel  International
Corporation did not repurchase any of its equity securities. The following table sets forth a summary for the quarter indicating no repurchases were made and that, at the end of the period covered by this report, no specified number of shares may be purchased under any program in place.

                                                                               Maximum
                                                               Total Number   Number of
                                                                of Shares      Shares
                                                                Purchased     that May
                                      Total        Average      as Part of      Yet be
                                      Number        Price        Publicly     Purchased
                                    of Shares      Paid per     Announced     Under the
     Period                         Purchased       Share        Program      Program(a)
     ------                        -----------   -----------   -----------   -----------
Balance as of March 31, 2005              --            --            --            --

April 1-30, 2005 ...........              --     $      --            --            --

May 1-31, 2005 .............              --            --            --            --

June 1-30, 2005 ............              --            --            --            --
                                   -----------   -----------   -----------   -----------

Total ......................              --     $      --            --            --
                                   ===========   ===========   ===========   ===========

(a) As a courtesy to stockholders of less than 100 shares and to relieve such stockholders of having to pay a broker's commission, the Company, although not obligated to do so, has periodically repurchased its common stock at the then most recent closing price of the Company's common stock on the last trading day before the stock certificate(s) is actually received by the Company from the stockholder. The number of such shares purchased in any period of time has been minimal; no purchases were made during the quarter ended June 30, 2005.


ITEM 6. EXHIBITS
----------------

         The following exhibits are filed herewith or incorporated by reference as indicated below.

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


                                          CabelTel International Corporation


Date: August 19, 2005                     By: /s/ Gene S. Bertcher
                                             -----------------------------------
                                             President & Chief Financial Officer