Form 10-K/A
period 2004-12-31
CabelTel International Corp
filed 2005-11-23
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                               AMENDMENT NUMBER 3
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                December 31, 2004
                         -------------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-08187

                       CABELTEL INTERNATIONAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                             75-2399477
-------------------------------                  -------------------------------
(State or other jurisdiction of                    (IRS Employer Identification
 Incorporation or organization)                               Number)

1755 Wittington Place, Suite 340, Dallas, Texas                  75234
-----------------------------------------------        -------------------------
    (Address of principal executive offices)                    (Zip Code)

Registrant's Telephone Number, including area code         (972) 407-8400
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of each exchange on which registered
Common Stock, $0.01 par value                    American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

         The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the American Stock Exchange as of June 30, 2005 (the last business day of the Registrant's most recently completed second fiscal quarter) was $1,870,891 based upon a total of 400,619 shares held as of March 31, 2005 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value. As of June 30, 2005, there were 977,004 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value                            976,961 shares
          (Class)                             (Outstanding at November 11, 2005)

================================================================================

                               AMENDMENT NO. 3 TO
                           FORM 10-K ANNUAL REPORT FOR
                       CABELTEL INTERNATIONAL CORPORATION
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004


         The undersigned Registrant hereby amends the following items, exhibits, or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing.

         As a preface to the identification below, the entirety of the Report has been amended to reflect an acquisition of two U.S. entities which are not consolidated into the Company but are maintained in a separate basis; see Item I, Business - "Recent Acquisition of CableTEL AD." This change was necessitated by certain comments by the Staff of the Securities and Exchange Commission (the "SEC"), which resulted in an appeal to the Office of the Chief Accountant of the SEC. On October 25, 2005, the Office of the Chief Accountant of the SEC provided its determination of the appeal with respect to certain accounting treatment. The appeal was the result of an initial determination and comment by the Staff of the SEC during May 2005, that, in this very unique set of circumstances and in the opinion of the Staff, reverse acquisition accounting treatment may not have been the proper treatment. Management has determined based upon discussions with the Office of the Chief Accountant during such appeal that while the overall acquisition and other contingent aspects of the transaction are a single transaction, the appropriate accounting treatment at this time is recordation of the issuance of the Preferred Stock together with a recordation of a "contra asset" in the same amount for the value of the two U.S. corporations and CableTEL AD. The result is that Management of the Company filed a Form 8-K Current Report for event noted October 25, 2005, under Item 4.02, which of necessity requires certain changes in the Annual Report on Form 10-K to cover such treatment. This document includes additional items of Form 10-K which have not been amended or changed, but the items which are changed are as follows:

         o        Page 4, Item 1 - Business.

         o        Page 13, Item 2 - Properties.

         o        Page 16, Item 6 - Selected Financial Data.

         o Page 17, Item 7 - Management's Discussion and Analysis of Results of Operation.

         o Page 22, Item 7(a) - Quantitative and Qualitative Disclosures About Market Risk.

         o        Page 22, Item 8 - Financial Statements (also F-1 following).

         The balance of the items have not been changed from the original filing, and have accordingly not been updated to a more current date.

                       CABELTEL INTERNATIONAL CORPORATION
                       Index to Annual Report on Form 10-K
                       Fiscal year ended December 31, 2004



PART I.........................................................................4

   Item 1.  Business...........................................................4

   Item 2.  Properties........................................................13

   Item 3.  Legal Proceedings.................................................13

   Item 4.  Submission of Matters to a Vote of Security Holders...............14

PART II.......................................................................15

   Item 5.  Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities.................15

   Item 6.  Selected Financial Data...........................................16

   Item 7.  Management's Discussion and Analysis of Results of Operation......17

   Item 7a:  Quantitative And Qualitative Disclosures About Market Risk.......22

   Item 8.  Financial Statements..............................................22

   Item 9.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..........................................22

   Item 9a. Controls and Procedures...........................................23

   Item 9b. Other Information.................................................23

PART III......................................................................24

   Item 10.  Directors and Executive Officers of the Registrant...............24

   Item 11.  Executive Compensation...........................................28

   Item 12.  Security Ownership of Certain Beneficial Owners and Management...31

   Item 13.  Certain Relationships and Related Transactions...................34

   Item 14.  Principal Accounting Fees and Services...........................35

PART IV.......................................................................38

   Item 15.  Exhibits and Financial Statement Schedules.......................38

SIGNATURES....................................................................41

                                     PART I

                           FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words "estimate", "plan", "intend", "expect", "anticipate", "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. CabelTel International Corporation disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projects contained in any forward-looking statements are described under "Risks Related to the Company" beginning on page 10.

ITEM 1.  BUSINESS
-----------------

CabelTel International Corporation ("CabelTel" or the "Company" or "we" or "us") was incorporated in Nevada on May 31, 1991, originally under the name Medical Resource Companies of America. The Company is the successor-by-merger to Wespac Investors Trust, a California business trust, that began operating in 1982. On March 26, 1996, the name was changed to Greenbriar Corporation; on February 28, 2005, the name of the Company was changed to CabelTel International Corporation.

We operate retirement-focused real estate, own and operate an outlet shopping mall in Gainesville, Texas and own interests in producing oil and gas leases in Gregg and Rusk Counties, Texas.

Business Operations

We operate two separate distinct businesses:

         o        ownership and operation of real estate through:
                  (i) one retirement community in King City, Oregon, with a capacity of 114 residents, and leasing of a residential retirement property to a third party in Greenville, South Carolina, and
                  (ii) ownership and operation of an outlet mall in Gainesville, Texas, with approximately 315,000 square feet of retail space available for lease; and
         o ownership of oil and gas leases in Gregg and Rusk Counties, Texas, on which 48 producing wells were operating as of March 31, 2005

Financial information about our segments can be found in Note M "Segment Reporting" in the Notes to Consolidated Financial Statements found at Item 8 "Financial Statements and Supplementary Data

Business Strategy
In choosing investment properties, the Company's strategy is to choose a property that can achieve and sustain a strong competitive position within its chosen market. The Company also seeks to continue to enhance the performance of the properties it operates directly. In its real estate properties, the Company seeks to enhance current operations by (i) maintaining and improving occupancy rates, (ii) opportunistically increasing rents and fees, (iii) improving operating efficiencies and (iv) improving market positioning.

In its oil and gas properties, the Company seeks to keep producing wells properly maintained and to recondition and, where economically feasible, bring into production non-operating leases it owns.

Real Estate

Retirement Property
The Company operates Pacific Pointe Retirement Inn ("Pacific Pointe") in King City, Oregon. Pacific Pointe has a capacity of 114 residents and provides community living with basic services such as meals, housekeeping, laundry, 24/7 staffing, transportation and social and recreational activities. These residents do not yet need assistance or support with activities of daily living but prefer the physical and psychological comfort of a residential community of like-minded people which offers access to health care and other senior oriented services.

Pacific Pointe is not required to hold a license for its independent retirement operation. In compliance with underlying state bond financing, rents at this community must be approved by an agency of the State of Oregon.

At Pacific Pointe, the Company's marketing and sales efforts are undertaken at the local level. These efforts are intended to create awareness of a community and its services among prospective residents, their families, other key decision-makers and professional referral sources.

Pacific Pointe has a stellar reputation in its community and has operated at or near capacity for a number of years. However, the retirement housing market has little barrier to entry and Pacific Pointe's present and potential competitors have, or may have access to, greater financial, management and other resources than those of the facility. There can be no assurance that competitive pressures will not have a material adverse effect on the property.

Operating Community - The following table sets forth certain information with respect to Pacific Pointe, which was owned, operated and managed by the Company at March 31, 2005. The Company considers its community to be in good operating condition and suitable for the purpose for which it is being used.


                                                                            Community
                                              Care             Resident    Operations
         Community               Location     Level   Units   Capacity(3)   Commenced   Ownership
---------------------------------------------------------------------------------------------------
Pacific Pointe Retirement   King City, OR       S      114        114         1993       Leased (4)
Inn
Windsor House Greenville    Greenville, SC     FE       31        50          1997        Owned(5)


         Key:

         (1)      S        basic support and supplemental services are offered.

         (2)      FE       assisted   living   with   additional   support   and
                           supplemental services offered.

         (3)      Reflects actual number of units for Independent Living.

         (4) Leased from a partnership. Initial lease term is 10 years, expiring in 2012. The Company is responsible for all costs including repairs to the community, property taxes and other direct operating costs of the community. The lease includes clauses that allow for rent to increase over time based on a specified schedule

         (5)      Leased to an independent third party..

Repair and Maintenance - The Company conducts routine repairs and maintenance, as needed, of its properties on a regular basis. The Company has no other current plans for significant expenditures relating to its existing properties and considers them to be in good repair and working order.

The Company has attracted and continues to seek highly dedicated and experienced personnel. All employees are required to complete training programs which include a core curriculum comprised of personal care basics, job related specific training, first aid, fire safety, nutrition, infection control and customer service. Executive Directors receive training in all of these areas, plus marketing, community relations, healthcare management and fiscal management. In addition to some classroom training, the Company's communities provide new employees with on the job training, utilizing experienced staff as trainers and mentors.


Outlet Shopping Mall Property
The Company's outlet mall does business as Gainesville Factory Shops ("GFS") and is located in Gainesville, Texas. GFS has approximately 315,000 square feet of retail space available for lease. Purchased in December 2003, GFS presented the Company with an opportunity to make an investment at what the Company believes was a bargain price. Since purchasing the mall in December 2003 occupancy has risen from 60% to 76%. Mall traffic has been enhanced by a more aggressive marketing effort as well as development in its immediate Gainesville Texas area including the opening of a casino four miles from the mall.

The Company's outlet mall has the advantage of being the only mall in its immediate market area. In addition, the Company believes that the market does not lend itself to construction of another mall in the foreseeable future. A number of shopping alternatives are available to potential customers within a reasonable driving distance. Further, conditions which the Company cannot control such as highway construction, economic downturn or the high price of gasoline can have a negative impact on traffic at GFS.

Marketing is general, market wide advertising to build overall mall traffic. Where possible the mall coordinates this advertising with its tenant merchants' advertising to enhance the mall as a specific destination for shoppers.

Summary Oil Reserve Data
The following table sets forth summary information concerning the Company's proved oil reserves on December 31, 2004, based on a report prepared by Haas Petroleum Engineering Services, Inc., an independent consulting and engineering firm. Reserves were determined using year-end product prices, held constant for the life of the properties. Estimates of economically recoverable reserves and future net revenues are based on a number of variables, which may differ from actual results.

                Proved and Developed Reserves                  December 31, 2004
                Oil (MBbl)                                                381.07

Productive Wells
The following table summarizes our gross working interests and net revenue interests in productive oil wells at March 31, 2005. All wells are in the State of Texas.

                   Gross Wells                              Net Wells
                       48                                      36


The Company's oil wells have all been "abandoned" by the larger oil companies and their leases have devolved to other persons or entities. The Company has 61 leases with a range of 65.7% to 80% of ownership. Individual wells produce from 70 to 360 barrels per month.

Well Operations
The Company's oil production is hauled by and its wells are maintained by third party contractors, and the entire production is sold under contract to a subsidiary of Black Hills Corporation. This contract is renegotiated periodically and is based on the average daily closing price of oil for the previous month, as published by Koch Supply & Trading, plus a premium of $3.15 per barrel at March 31, 2005.

The operations of any facility gathering, transporting, processing or storing crude oil is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an operator of such facilities, the Company must comply with federal, state and local laws that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. Costs of operating oil wells must incorporate compliance with environmental laws, regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures.

The market for oil is highly volatile but not greatly competitive. Sweet Texas Crude Oil is constantly in high demand world wide. However, there is a high cost to operate the low-production wells in East Texas. The Company's wells would not be profitable if oil is sold at less than $24 per barrel.

Insurance
The Company currently maintains property and liability insurance intended to cover claims in its retirement community, outlet mall, corporate and oil well operations. The number of insurance carriers who offer retirement industry liability insurance has diminished since 1999, and the cost of such insurance continues to escalate. The Company also carries property insurance on each of its owned and leased properties.

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

The Company has conducted environmental assessments on most of its existing owned or leased properties. These assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations. The Company is not aware of any such environmental liability. The Company believes that all of its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority and is not otherwise aware of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its communities.

Employees
At March 31, 2005, the Company employed 56 people (20 full-time and 36 part-time). The Company believes it maintains good relationships with its employees. None of the Company's employees are represented by a collective bargaining group.

The Company's operations are subject to the Fair Labor Standards Act. Many of the Company's employees are paid at rates related to the minimum wage and any increase in the minimum wage will result in an increase in labor costs.

Management is not aware of any non-compliance by the Company as regards applicable regulatory requirements that would have a material adverse effect on the Company's financial condition or results of operations.

Recent Acquisition of CableTEL AD
On October 12, 2004, CIC acquired, for 31,500 shares of newly-designated 2% Series J Preferred Stock, 74.8% of CableTEL AD ("CableTEL"), a Bulgarian telecommunications company. The terms of the acquisition agreement require CIC to present a proposal to its stockholders to approve the mandatory exchange of all shares of Series J Preferred Stock into 8,788,500 shares of common stock which, if approved by stockholders, would represent 90% of the resulting total issued and outstanding shares of common stock in CIC. As of the date of this report the exchange has not occurred.

The acquisition agreement, as amended, provides that the stockholders of CIC have until June 30, 2006 to approve the exchange of Series J Preferred Stock into CIC common stock. If the exchange is not approved by June 30, 2006, the holders of the Series J Preferred Stock have the option to rescind the entire transaction. Until the acquisition is completed, CableTEL AD will not be included in CIC's consolidated financial statements and the financial statements of CIC will include a Series J Preferred Stock contra equity account representing the Company's interest in CableTEL AD.

If the stockholders of CIC approve the transaction it would effectively give the owners of CableTEL AD the controlling interest in CIC. Due to the effective change in control, by virtue of the aforementioned exchange into common stock, this transaction will be accounted for, upon the exchange, as a "reverse acquisition", with CableTEL AD being the accounting acquirer and with CIC accounted for as if it had been acquired on the exchange date.

CableTEL AD is the largest cable television ("CATV") operator in the Country of Bulgaria. In addition, CableTEL has built a fiber optic backbone (the "backbone") consisting of three ducts around Bulgaria at a total cost of $29,872,500. CableTEL intends to keep one duct for its own use and sell the remaining two ducts to unrelated third parties to offset the cost of building the ducts.

CableTEL's marketing is centralized in its Sofia, Bulgaria headquarters. Given the acquisitions strategy of CabelTEL, the Sales and Marketing department has developed a re-branding strategy to quickly bring new operations up to CableTEL communication standards and preserve the overall strength of the CableTEL brand.

In addition to CATV, CableTEL provides internet service, VoIP (internet telephony) and mobile phone services. The company is well-positioned from both a marketing and quality approach to being a strong competitor in its markets.

CableTEL has 384 employees (372 full-time and 12 part-time) in Bulgaria. It leases its headquarters and owns no property. The technical nature of its business requires a high capital cost.

For further information on CableTEL AD, please refer to Note A in the accompanying financial statements.

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

Risks Related to the Company
The retirement industry is highly competitive. Competition for residents, employees and facilities is very keen in the retirement industry. Although the Company's Pacific Pointe property in Oregon is not subject to federal regulation, it must comply with State of Oregon Senior Housing Regulations which are subject to change from time to time.

The shopping mall business is dependent on successful tenants. The Company's shopping mall in Gainesville, Texas is unique in its market but must maintain good relationships with its current and future tenants as well as generate adequate traffic for those tenants to be successful.

The price of crude oil is highly volatile. Although the Company has benefited from extremely high crude oil prices in the last two years there is no guarantee that crude oil prices will remain at record levels. The type of oil production the Company is involved in is very expensive and cannot be profitable if the market for crude oil is less than $24 per barrel.

Our governing documents contain anti-takeover provisions that may make it more difficult for a third party to acquire control of us. Our Articles of Incorporation contain provisions designed to discourage attempts to acquire control of the Company by a merger, tender offer, proxy contest or removal of incumbent management without the approval of our Board of Directors. As a result, a transaction which otherwise might appear to be in your best interests as a stockholder could be delayed, deferred or prevented altogether, and you may be deprived of an opportunity to receive a premium for your shares over prevailing market rates. The provisions contained in our Articles of Incorporation include:

         o the requirement of an 80% vote to make, adopt, alter, amend, change or repeal our Bylaws or certain key provisions of the Articles of Incorporation that embody, among other things, the anti-takeover provisions,

         o the so-called business combination "control act" requirements involving the Company and a person that beneficially owns 10% or more of the outstanding common stock except under certain circumstances,

         o the requirement of holders of at least 80% of the outstanding Common Stock to join together to request a special meeting of stockholders.

As of March 31, 2005, officers, directors and affiliated entities owning more than 5% of the Company's outstanding Common Stock owned approximately 59% of the outstanding shares of Common Stock. In addition, a small group of individuals and entities own all of the outstanding Series J 2% Preferred Stock, which holds the right to five votes per share of Series J 2% Preferred Stock voting with the Common Stock. Under these circumstances, if the holders of Series J 2% Preferred Stock and directors and affiliated entities owning more than 5% of our outstanding Common Stock voted together, the group would control 64% of the votes in any stockholder action. In light of this, these anti-takeover provisions could help entrench the existing Board of Directors and may effectively give our management the power to block any attempted change in control.

Quality Assurance
In operating a retirement community, our commitment to quality assurance is designed to achieve a high degree of resident and family member satisfaction with the care and services the Company provides. In addition to training and performance reviews of all employees, the Company's quality control measures include:

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

Regular Property Inspections - Property inspections are conducted by corporate personnel on a regular basis. These inspections cover the appearance of the exterior and grounds, the appearance and cleanliness of the interior, the professionalism and friendliness of staff, where applicable, and notes on maintenance.

In oil production, quality is a matter of proper separation of crude oil from saltwater. These processes are automated at each well and the Company is not aware of any complaints as to the quality of its crude oil.

Marketing
In real estate the Company's marketing and sales efforts are undertaken at the local level. These are intended to create awareness of a property and its services among prospective customers, their families and other key referral sources. The property engages in traditional types of marketing activities, such as special events, radio spots, direct mailings, print advertising, signs and yellow page advertising. These marketing activities and media advertisements are directed to potential customers.

In its oil business the Company sells its production of crude oil through a contract as described on page 7. The Company has no marketing efforts or responsibility in this facet of its business.

Government Regulation
Pacific Pointe is not required to hold a state license for its independent retirement operation. Any future retirement community acquired by the Company must be correctly licensed as required by its state and local laws and must be in compliance with the Americans with Disabilities Act ("ADA"). That community must also be in compliance with the Fair Housing Amendments Act.

In compliance with underlying state bond financing, rents at Pacific Pointe must be approved by an agency of the state.

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


Competition
The retirement industry is highly competitive and will continue to become increasingly competitive in the future. The Company competes with other retirement companies and numerous other companies providing similar long-term care alternatives, such as home healthcare agencies, community-based service programs and convalescent centers (nursing homes).

The shopping mall industry is also competitive but the Company's property in Gainesville, Texas is geographically isolated and CIC feels that the market will not support another mall.

The crude oil business has many factors, described elsewhere in this report, that could cause concern. However, it is not competitive. The Company's Texas Sweet Crude is highly sought after by the oil industry.


Insurance
The provision of personal services entails an inherent risk of liability compared to more institutional long-term care communities. Retirement communities of the type operated by the Company, offer residents a greater degree of independence in their daily lives. This increased level of independence, however, may subject the resident and the Company to certain risks that would be reduced in more institutionalized settings. The Company currently maintains liability insurance intended to cover such claims. However, the number of insurance carriers who offer such insurance has diminished in recent years and the costs of such insurance continues to escalate. The Company also carries property insurance on each of its properties.

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


ITEM 2.  PROPERTIES
-------------------

         The Company's principal offices are approximately 5,000 square feet of leased space in Dallas, Texas. The Company believes its leased space will be adequate for the foreseeable future. The Company's retirement property, outlet mall property and mineral properties are described in detail beginning on page 5.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         On January 24, 2005, Cable Partners Bulgaria LLC, a Colorado limited liability company, instituted an action in the District Court of Dallas County, Texas styled Cable Partners Bulgaria LLC v. Greenbriar Corporation and Ronald C. Finley, Cause No. 05-00746-L in the 193rd Judicial District Court of Dallas
County,  Texas.  Plaintiff's  original  petition  alleges  that  Cable  Partners
Bulgaria LLC ("CPB") was formed to acquire the assets of a cable telecommunications system located in Plovdiv, Bulgaria, known as "Eurocom", and to that end entered into a letter agreement on October 12, 2004, with two individuals on behalf of Eurocom to purchase all of the assets of Eurocom. Plaintiff's complaint alleges that the letter agreement with CPB obligates the two individuals to sell all of Eurocom's assets to CPB, and that CPB's obligation to complete the purchase is conditioned upon completion of due diligence reviews and negotiation with the two individuals of a customary purchase and sale agreement and customary employment and non-competition agreements. The October 12, 2004 letter agreement provided that CPB was to "utilize commercially-reasonable efforts" for completing the due diligence and agreements by January 7, 2005. Plaintiff's complaint alleges it engaged an international accounting firm to conduct the due diligence, but the delays resulted in an extension until February 28, 2005, at a minimum. Plaintiff's complaint alleges that certain meetings occurred in December 2004 and January 2005, and alleges tortuous interference with a contract and prospective contract by the Company and Ronald Finley, seeks a temporary injunction and permanent injunction enjoining the Company and its subsidiaries from further contact with the two individuals, and a judgment against the Company in the amount of at least (euro)4.5 million plus exemplary damages and attorneys' fees and costs. Management of the Company intends to vigorously defend the action, which it perceives to be without merit. Representatives of CableTEL AD had conversations and arrangements in place with the individual stockholders of Eurocom well before either the October 12, 2004 purported letter agreement or the
November/December 2004 conversations. Management also believes the action misstates or seeks to rearrange facts and events central to the controversy.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

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

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
                     ISSUER PURCHASES OF EQUITY SECURITIES
                     -------------------------------------


The Common Stock of the Company is traded on the American Stock Exchange ("AMEX") using the symbol "GBR". The following table sets forth the high and low sales prices as reported in the reporting system of the AMEX and other published financial sources. (All prices have been adjusted for a 2002 stock dividend and October 2003 stock split.)

                                              2004                 2003
                                         High      Low      High        Low
                                       ----------------     ----------------

         First Quarter                 $5.39       3.62     $4.25       3.62
         Second Quarter                 3.98       2.80      4.50       3.65
         Third Quarter                  3.74       3.17      4.00       2.15
         Fourth Quarter                 4.73       3.00      6.50       2.38

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

Securities Authorized for Issuance Under Equity Compensation Plans We have two stock-based equity compensation plans that have been approved by our stockholders. See "Note J - Stockholders Equity" for a description of the plans, the number of shares of Common Stock to be issued upon exercise of outstanding stock options, the weighted average exercise price of outstanding stock options, and the number of shares of Common Stock remaining for future issuance under the plans. We have no stock-based compensation plans which were adopted without the approval of our stockholders.

Purchases of Equity Securities
The Board of Directors has not authorized the repurchase of any shares of its Common Stock under any share repurchase program. However, in the past when stockholders owning less than one round lot (100 shares) so request, the Company has purchased shares at market closing on the last trading day prior to receipt of the certificate(s). The following table represents shares repurchased during the three months ended December 31, 2004.


                                                Total No. of      Maximum No. of
                                                   Shares        Shares that May
                                               Repurchased as        Yet Be
                Total No. of     Weighted     part of Publicly-    Repurchased
                   Shares      Average Price      Announced         Under the
       Period   Repurchased     Per Share          Program           Program
10/01-31/2004       -0-            -0-               -0-               -0-
11/01-30/2004       -0-            -0-               -0-               -0-
12/01-31/2004       -0-            -0-               -0-               -0-


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                     2004         2003         2002         2001        2000
                                  ---------    ---------    ---------    ---------    --------
Operating revenue                 $   6,223    $   3,047    $   3,300    $  23,568    $  33,482
Operating expenses                    7,130        3,636        5,373       27,543        6,378
Operating profit (loss)                (907)        (589)      (2,073)      (3,975)     (10,115)

Earnings (loss) from continuing
operations before
income taxes                      $    (632)   $     617    $  (2,724)   $   9,559    $ (10,115)
Income tax (income) expense            --           --            749        2,824         --

Earnings (loss) from
continuing operations                  (632)         617       (3,473)       6,735      (10,115)

    Loss from
    discontinued
    operations                         (184)        (395)      (4,900)        (317)        (508)

    NET EARNINGS
    (LOSS)                        $    (816)         222       (8,373)       6,418      (10,623)

Net earnings (loss) applicable
   to Common shares - Basic
   and diluted                    $   (0.84)   $    0.31    $  (11.67)   $   15.53    $  (39.17)


BALANCE SHEET DATA:                  2004         2003         2002         2001        2000
Total assets                      $  16,766    $  18,131    $  12,624    $  44,022    $ 102,588
Long-term debt                        8,338        2,053        8,479       16,693       50,887
Total liabilities                    15,028       15,557       11,273       34,753       68,944
Preferred stock redemption
obligation                             --           --           --           --         26,988
Total stockholders' equity            1,738        2,554        1,351        9,269        6,656

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION
---------------------------------------------------------------------


Overview
As of March 31, 2005, the Company owns one assisted living community and leases one community in two separate states, with a total capacity of 204 residents. In addition, the Company owns one community that is operated by an independent third party with a capacity of 41 residents. The Company also controls the leases for 200 oil wells in East Texas and a 315,000 square foot outlet mall in Gainesville, Texas

Since 1996, the Company has owned, leased and operated assisted living and retirement communities throughout the United States. During that period of time the Company has both acquired and sold over seventy communities. The acquiring and disposing of its real estate assets has been an integral part of the Company's business.

During the past several years, the Company's business strategy has evolved into one of focusing on the real estate component and reducing its operating activities. The Company's objective is to become an investor in various entities, to acquire properties and either sell, lease or enter into joint venture agreements with third party operators with respect to these properties.



Critical Accounting Policies and Estimates
The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of the Company's accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments and estimates are based upon the Company's historical experience, current trends and information available from other sources that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies are more significant to the judgments and estimates used in the preparation of its consolidated financial statements. Revisions in such estimates are recorded in the period in which the facts that give rise to the revisions become known.

The Company's allowance for doubtful accounts receivable and notes receivable is based on an analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past due accounts. Management considers such information as the nature and age of the receivable, the payment history of the tenant, customer or other debtor and the financial condition of the tenant or other debtor. Management's estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change.

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

Liquidity and Capital Resources
At December 31, 2004, the Company had current assets of $3,703,000 and current liabilities of $6,535,000.

Included in current liabilities is an obligation of principal and accrued interest to Sylvia Gilley, wife of a former President of the Company, for $2,717,000. The terms of this obligation are similar to that of preferred stock whereby the Company can only pay this obligation out of available earned surplus.

On December 31 of each year cash and cash equivalents totaled $762,000, $688,000 and $661,000 in 2004, 2003 and 2002 respectively.

Net cash (used in) operating activities was ($2,166,000) in 2004, ($486,000) in 2003 and ($3,885,000) in 2002.

Net cash provided by (used in) investing activities was $734,000 in 2004, ($765,000) in 2003 and $8,273,000 in 2002. In 2004, the cash provided was from the collection of existing notes receivable of $1,579,000 less the purchase of $845,000 in property and equipment principally at the Gainesville outlet mall. In 2003, the cash used was principally from the collection of existing notes receivable of $334,000 less the purchase of $1,225,000 in property and equipment principally at the Gainesville Outlet Mall. In 2002, the cash provided was principally from the proceeds from the sale of investments of $1,098,000 and the sale of properties of $7,460,000.


Net cash provided by (used in) financing activities was $1,506,000 in 2004, $1,278,000 in 2003 and ($4,973,000) in 2002. In 2004, the cash provided was principally from the refinancing of the Gainesville Outlet Mall and the cash provided in 2003 was from the issuance of additional common stock as well as net proceeds from borrowings. In 2002, the net use of cash was principally due to the repayment of debt on properties that were sold.



Results of Operations

Fiscal 2004 as Compared to Fiscal 2003
Revenues and Operating Expenses from Assisted Living Operations: Revenues were $2,736,000 in 2004, as compared to $2,597,000,000 in 2003. Community operating expenses, which consist of assisted living operations expense, lease expense and depreciation and amortization, were $2,182,000 in 2004, as compared to $1,890,000 in 2003. The increase in revenue is principally due to increased occupancy during 2004. The increase in expenses is chiefly the write down of fixed assets at one of the facilities.

Revenues and Operating Expenses from the Gainesville outlet mall: In 2004 revenues were $2,077,000 and operating expenses were $1,836,000. The Company acquired the mall on December 10, 2003. Revenue and expenses for 2003 were both $121,000.

Revenues and Operating Expense from Oil & Gas Operations: Revenues were $1,410,000 in 2004 and $449,000 in 2003. Operating expenses were $1,088,000 in
2004 and $400,000 in 2003. The Company acquired its oil & gas operations effective August 1, 2003. In addition, the price of oil was higher in 2004 than in the prior year.

Corporate General and Administrative Expense: These expenses were $1,721,000 in 2004, as compared to $1,111,000 in 2003. The increase in the corporate general and administrative expenses is primarily a result of increased expenses due to the addition of the Gainesville outlet mall and Gaywood. In addition, the Company incurred additional legal fees in conjunction with our dispute with the Internal Revenue Service, which was settled in August 2004.

Interest and Dividend Income: Interest and dividend income was $213,000 in 2004, as compared to $304,000 in 2003. The decrease in interest and dividend income is a result of a reduction in notes receivable held by the Company

Interest Expense: Interest expense was $991,000 in 2004, as compared to $498,000 in 2003. The increase in interest expense is primarily due to the acquisition of the Gainesville outlet mall When the Company acquired the mall, it was initially financed with a short term note with interest rates escalating from 3% to 15% . These notes were refinanced in August 2004 through a five year note with interest at 5.85%.

Gain on Sale of Assets: In 2004, the gain on sale of assets was $1,456,000. In October 2001, the Company became a 56% limited partner in Corinthians Real Estate Investors, LP ("CREI"), a partnership formed to acquire two properties.

In September 2002, CREI sold its two properties for cash and notes and paid off its third party debt. As part of the proceeds, CREI received a note for $1,600,000 due September 30, 2004, which was transferred to the Company in satisfaction of its $1,600,000 note receivable from CREI.

The Company deferred recognition of its $740,000 share of the gain because of the aforementioned guaranty. In addition, CREI had deferred a gain to be recognized both by the partnership and the Company on the installment method when payment is received.

In September 2004, the notes were paid in full and the Company recorded a gain of $1,232,000.

The Company owned a property in Ellensburg, Washington. The property's book value was $202,000 less than its debt. In July 2004, the Company sold the property to an unrelated third party, who assumed the debt, and recorded a gain of $177,000 net of expenses.

Other Income (Expense): Other expense was $403,000 in 2004 and other income was $342,000 in 2003. In 2002, the Company sold a property in California and was required to establish an escrow fund for certain repairs to the building. The escrowed amounts were written off when the building was sold. Included in other income for 2004 is $125,000, which represents the return of a portion of escrow funds in excess of the amount required. Due to a reduction in the corporate staff, the Company needed less space than it was occupying and reached a settlement with the owner of the building, in the third quarter, whereby the Company made a one time payment of $472,000 to settle all obligations and to terminate the lease early. Also included in 2004 is a $216,000 expense to provide for the settlement of the Company's dispute with the IRS.

Other income in 2003 includes reimbursement of a prior year insurance claim, the settlement of a lawsuit and settlements for certain prior year accounts payable.

Discontinued Operations: In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions for disposals of a segment of a business as addressed in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and addresses various implementation issues of SFAS No. 121. In addition, SFAS No. 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. The Company adopted SFAS No. 144 as of January 1, 2002.

During 2004, the Company disposed of an assisted living community and entered into a contract to sell a second assisted living community. These have been reflected as assets held for sale. Revenue for the two properties was $841,000 and $1,986,000 in 2004 and 2003, respectively. The net loss from operations for the two properties was $184,000 and $395,000 in 2004 and 2003, respectively

Fiscal 2003 as Compared to Fiscal 2002
Revenues and Operating Expenses from Real Estate Operations: Revenues from our retirement facilities were $2,598,000 in 2003, as compared to $2,378,000 in 2002. Community operating expenses, which consist of retirement operations, lease expense and depreciation and amortization, were $1,890,000 in 2003, as compared to $1,745,000 in 2002. The increases in revenue and expenses in 2003 are primarily due to increased occupancy.

The Company also received revenue from fees and incurred costs for managing facilities for other third party entities. These fees and costs have been included in real estate revenue and operating expenses.

Revenues and Operating Expenses from Oil & Gas Operations: The Company acquired its oil & gas operations effective August 1, 2003. Revenues were $449,000, operating expenses were $400,000 and depletion and depreciation was $41,000.

Corporate General and Administrative Expenses: These expenses were $1,111,000 in 2003, as compared to $2,329,000 in 2002. The decrease in the corporate general and administrative expenses is primarily a result of a decrease in salaries and related payroll expenses. Due to a significant reduction in the number of retirement communities operated by the Company, the number of employees on the corporate staff was reduced. The downsizing also resulted in an overall decrease in almost all general and administrative cost categories.

Write-off of Impaired Assets and Related Expenses: During 2002, the Company wrote down the recorded value of a property it was attempting to sell.

Interest and Dividend Income: Interest and dividend income was $304,000 in 2003, as compared to $412,000 in 2002. The decrease in interest and dividend income is a result of a reduction in the notes receivable held by the Company.

Interest Expenses: These expenses decreased to $498,000 in 2003, as compared to $840,000 in 2002. The decrease is due primarily to the reduction in the number of retirement communities.

Gain on Sale of Assets: In 2001, the Company sold a property and received proceeds of both cash and a bond bearing interest at 9.5%. The payment of both principal and interest on the bond was based exclusively on the cash flow from the property sold. For financial statement purposes the bond was valued at zero.

In August 2003, the Company exchanged the bond for 100% of Gaywood Oil and Gas, LLC ("Gaywood"). Gaywood was valued by independent engineers as having a fair market value of $1,169,000, which was recorded as a gain by the Company. In September 2003, the Company sold land it was holding for $125,000 cash and recorded a loss of $111,000 on the sale.

In November 2002, the Company sold its 56% interest in Muskogee Real Estate Investors, LP to Sylvia M. Gilley in exchange for a reduction of $1,120,000 owed to Ms. Gilley and a one year extension on the remaining portion of the note due her of $2,255,000. The Company recorded income of $930,000.

Other Income( Expenses): Other income was $342,000 in 2003 and a negative $1,153,000 in 2002. Other income in 2003 includes reimbursement of a prior year insurance claim, the settlement of a lawsuit and settlements for certain prior year accounts payable.

In September 2002, the Company entered into a venture with a third party to secure partnership interests in future acquisitions of assisted living communities. The agreement required the Company to pay $660,000 over the next twelve months to fund the cost of the due diligence for these acquisitions. There could be no assurance that this venture would be successful so the Company charged the entire cost to expense. The Company recorded its 56% investment CREI by the equity method of accounting. The Company's share of the operating losses of this partnership was $621,000. On September 30, 2002, CREI sold its two properties to a third party for a gain of $2,315,000. The Company has deferred recognition of its 56% participation in the gain.

Discontinued Operations: In October 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards #144, :Accounting for the Impairment or Disposal of Long Lived Assets". ("SFAS #144"). The Company adopted SFAS #144 effective January 1, 2002, which resulted in a presentation of the net operating results of qualifying properties sold in 2002 as a (loss) from discontinued operations for all periods presented. During 2002, the Company disposed of six properties. Revenue for the six properties was approximately $4,698,000 in 2002. Operating expenses for the six properties were approximately $5,325,000 in 2002. The loss on sale of these six properties was $3,729,000, which includes income tax expense of $440,000.

During 2004, the Company disposed of an assisted living community and entered into a contract to sell a second assisted living community, which has been reflected as an asset held for sale. Revenue for the two properties was $ $1,986,000, and $1,122,000 in 2003 and 2002, respectively. The net loss from operations for the two properties were $395,000 and $272,000 in 2003 and 2002, respectively


Effect of Inflation
The Company's principal sources of revenue are from rents in a retirement community, an outlet shopping mall and its oil and gas operations. The operation of the real estate entities is affected by rental rates that are highly dependent upon market conditions and the competitive environment in the areas where the properties are located. Worldwide consumption patterns seem to preclude competition in the oil business in the foreseeable future. Compensation to employees and maintenance are the principal cost elements relative to the operations of the entities. Although the Company has not historically experienced any adverse effects of inflation on salaries or other operating expenses, there can be no assurance that such trends will continue or that, should inflationary pressures arise, the Company will be able to offset such costs by increasing rental rates in its real estate properties. The price of oil is dictated by market conditions and the Company could not arbitrarily increase the price of its oil.

Forward Looking Statements
"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this filing that are not historical or current facts deal with potential future circumstances, operations and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas relating to interest rate fluctuations, ability to obtain adequate debt and equity financing, demand, pricing, competition, construction, licensing, permitting, construction delays on new developments contractual and licensure, and other delays on the disposition, transition, or restructuring of currently or previously owned, leased or managed communities in the Company's portfolio, and the ability of the Company to continue managing its costs and cash flow while maintaining high occupancy rates and market rate assisted living charges in its assisted living communities. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from The Company's current expectations regarding the relevant matter or subject area. These and other risks and uncertainties are detailed in the Company's reports filed with the Securities and Exchange Commission ("SEC"), including The Company's Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.


ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------


Nearly all of the Company's debt is financed at fixed rates of interest. Therefore, the Company has minimal risk from exposure to changes in interest rates.


ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

The financial statements required by this Item begin at page F-1 of this report.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
                              FINANCIAL DISCLOSURE
                              --------------------

Effective February 9, 2004, the Audit Committee of the Board of Directors of the Company engaged the Plano, Texas accounting firm of Farmer, Fuqua & Huff, P.C. as the independent accountants to audit the Company's financial statements for the fiscal year ended December 31, 2003. During the Company's two most recent fiscal years and any subsequent interim period, the Company had not consulted with Farmer, Fuqua & Huff, P.C. or any of its members about the application of accounting principles to any specified transaction or any other matter. The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company. Audit Committee members are Dan Locklear, James Huffstickler and Victor Lund.

The engagement, effective February 9, 2004, of Farmer, Fuqua & Huff, P.C. as the new independent accountants for the Company necessarily resulted in the termination or dismissal of the principal accountant which audited the Company's financial statements for the two fiscal years ended December 31, 2002, Grant Thornton LLP. Grant Thornton LLP's reports dated March 28, 2002 and March 18, 2003 did not contain any adverse opinion or disclaimer of opinion, nor were the qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and subsequent interim period through February 9, 2004, there were no disagreements between the Company and Grant Thornton LLP concerning any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to Grant Thornton LLP's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report; there were no reportable events described in Item 304(a)(1)(v) of Regulation S-K.


ITEM 9A.  CONTROLS AND PROCEDURES
---------------------------------

As required by Rule 13a-15(b), the Company's management, including the principal executive officer, chief financial officer and principal accounting officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13(a)-15(d), the Company's management, including the chief executive officer, chief financial officer and principal accounting officer, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred in the fourth fiscal quarter that materially affected, or are reasonably like to materially effect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter.

It should be noted that any system of controls, however well designed and operated, can only provide reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part on certain assumptions about the likelihood of future events.


ITEM 9B. OTHER INFORMATION
--------------------------

Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------


Directors
The affairs of the Company are managed by the Board of Directors. The directors are elected at the Annual Meeting of Stockholders or appointed by the incumbent Board and serve until the next Annual Meeting of Stockholders or until a successor has been elected or approved.

After December 31, 2003 changes occurred involving the creation of Board Committees, the adoption of Committee charters, the adoption of a Code of Ethics for Senior Financial Officers and the adoption of Guidelines for Director Independence. Also, following the acquisition of two U.S. entities in October 2004, and following the Annual Meeting of Stockholders held on October 20, 2004, Ronald C. Finley, Chief Executive Officer of CableTEL AD was elected a director, Chairman of the Board and Chief Executive Officer of the Company.

It is the Board's objective that a majority of the Board consists of independent directors. For a director to be considered "independent", the Board must determine that the director does not have any direct or indirect material relationship with the Company. The Board has established guidelines to assist it in determining director independence, which conform to, or are more exacting than, the independence requirements in the American Stock Exchange listing rules. The independence guidelines are set forth in the Company's "Corporate Governance Guidelines". The text of this document has been posted on the Company's internet website at http://www.cabeltel.us, and is available in print to any stockholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independent determination.

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

Our Board of Directors has adopted charters for our Audit, Compensation and Governance and Nominating Committees of the Board of Directors. Stockholders may find these documents on our website by going to the website address http://www.cabeltel.us. Stockholders may also obtain a printed copy of the materials referred to by contacting us at the following address:

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

All members of the Audit Committee, Compensation Committee and the Governance and Nominating Committee must be independent directors. Members of the Audit Committee must also satisfy additional independence requirements which provide
(i) that they may not accept, directly or indirectly, any consulting, advisory or compensatory fee from the Company or any of its subsidiaries other than their director's compensation (other than in their capacity as a member of the Audit Committee, the Board of Directors or any other Committee of the Board), and (ii) no member of the Audit Committee may be an "affiliated person" of the Company or any of its subsidiaries, as defined by the Securities and Exchange Commission.

The current directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation "affiliated", when used below with respect to a director, means that the director is an officer or employee of the Company or one of its subsidiaries. The designation "independent", when used below with respect to a director, means that the director is neither an officer of the Company or a director, officer or employee of a subsidiary of the Company, although the Company may have certain business or professional relationships with the director as discussed in Item 13, "Certain Relationships and Related Transactions".

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

Ronald C. Finley, age 55, (Affiliated) Director since November 1, 2004
Mr. Finley became a Director and Chairman and Chief Executive Officer of the Company on November 1, 2004. He is also President and Chief Executive Officer of CableTEL AD, the Company's largest subsidiary. Mr. Finley is also Chairman or Managing Partner with the following entities: Global Communication Technologies, Inc., a company specializing in switch system integration, sales and maintenance of switching systems; Global Communication Group, Inc., a company that maintains a fiber optic network that provides a private international long distance service for the hotel/resort industry in Bulgaria; World Trade Company, LTD, specializing in investment privatization opportunities in Bulgaria and Eastern Europe; and The Pinnacle Property, Inc. and Ellis Development Company, Inc., which are vertically integrated, full-service real estate companies specializing in the ownership, management and leasing of retail shopping centers located throughout the southwestern United States. Mr. Finley is a graduate of the University of Shippensburg with a degree in business administration.

James E. Huffstickler, age 62, (Independent) Director since December 2003
Mr. Huffstickler has been Chief Financial Officer of Sunchase America, Ltd., a multi-state property management company, for more than the past five years. He is a graduate of the University of South Carolina and was formerly employed by Southmark Management, Inc., a nationwide real estate management company. Mr. Huffstickler has been a certified public accountant since 1976.

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

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees. The Audit Committee was formed on December 12, 2003, and its function is to review the Company's operating and accounting procedures. A Charter of the Audit Committee has been adopted by the Board. The current members of the Audit Committee, all of whom are independent within the SEC regulations, the listing standards of the AMEX and the Company's Corporate Governance Guidelines are Messrs. Locklear (Chairman), Huffstickler and Lund. Mr. Dan Locklear is qualified as an Audit Committee financial expert within the meaning of SEC regulations, and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the AMEX.

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

The members of the Board of Directors at the date of this Report and the Committees of the Board on which they serve are identified below:

----------------------- ---------------- ----------------- ---------------------
                                          Governance and
                             Audit          Nominating        Compensation
Director                   Committee        Committee          Committee
Roz Campisi Beadle                             |X|              Chairman
Gene S. Bertcher
Ronald C. Finley
James E. Huffstickler        |X|            Chairman               |X|
Dan Locklear              Chairman                                 |X|
Victor L. Lund               |X|               |X|
----------------------- ---------------- ----------------- ---------------------

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

In addition to the foregoing officers, the Company has other officers not listed herein who are not considered executive officers.

Code of Ethics
The Board of Directors has adopted a code of ethics entitled "Code of Business Conduct and Ethics" that applies to all directors, officers and employees of the Company and its subsidiaries. In addition, the Company has adopted a code of ethics entitled "Code of Ethics for Senior Financial Officers" that applies to the principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer and controller. The text of these documents has been posted on the Company's internet website address at http://www.cabeltel.us and are available in print to any stockholder who requests them.

Section 16(a).  Beneficial Ownership Reporting Compliance
Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), or upon written representations received by the Company, the Company is not aware of any failure by any director, officer or beneficial owner of more than 10% of the Company's common stock to file with the Securities and Exchange Commission on a timely basis.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------


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


                           Summary Compensation Table

--------------------------------- --------- ---------------- ----------------- -------------------
                                                                 Long Term
                                                               Compensation-
                                                                 Number of
                                                                 Shares of
                                                               Common Stock
            Name and                             Annual         Underlying             All
           Principal                         Compensation-        Options             Other
            Position                Year         Salary                          Compensation(1)
--------------------------------- --------- ---------------- ----------------- -------------------
Gene S. Bertcher,                   2004        $137,000
President, Chief Financial          2003         134,000            --               $ --
Officer and until 11/1/04,          2002          14,000            --                6,500
Chairman and Chief Executive                                                          6,500
Officer
Ronald C. Finley,                   2004
Chairman and Chief Executive
Officer since 11/1/04

(1) Constitutes directors' fees paid by the Company to the named individuals.



                               Option Grants Table
                       (Option Grants in Last Fiscal Year)


                Number of          Percent of
               Securities        Total Options
               Underlying          Granted to        Exercise or
                 Options          Employees in        Base Price     Expiration
  Name           Granted          Fiscal Year         Per Share         Date
---------     -------------   -------------------   -------------   ------------
                                      NONE

                   Aggregated Option Exercises in Last Fiscal
                          Year and FY-End Option Values

------- -------------- ---------- ------------------------ ---------------------

                                                            Value of Unexercised
                                    Number of Securities        In-the-Money
                                   Underlying Unexercised     Options at 2002
            Shares                 Options at 2002 FY-End         FY-End
           Acquired      Value           Exercisable            Exercisable
 Name    on Exercise    Realized        Unexercisable          Unexercisable
------- -------------- ---------- ------------------------ ---------------------

                                      NONE

Stock Option Plan.
The Board of Directors administers the Company's 1997 Stock Option Plan (the "1997 Plan") and the 2000 Stock Option Plan (the "2000 Plan"), each of which provides for grants of incentive and non-qualified stock options to the Company's executive officers, as well as its directors and other key employees and consultants. Under the two Plans, options are granted to provide incentives to participants to promote long-term performance of the Company and specifically, to retain and motivate senior management in achieving a sustained increase in stockholder value. Currently, none of the Plans has a pre-set formula or criteria for determining the number of options that may be granted. The exercise price for an option granted is determined by the Compensation Committee, in an amount not less than 100 percent of the fair market value of the Company's common stock on the date of grant. The Compensation Committee reviews and evaluates the overall compensation package of the executive officers and determines the awards based on the overall performance of the Company and the individual performance of the executive officers. The Company's stock plans total 50,000 shares of common stock under the 1997 Plan and 50,000 shares of common stock under the 2000 Plan. Options have been granted for all shares reserved under the 1997 Plan and 10,000 shares for the 2000 Plan.

Compensation of Directors
The Company pays each non-employee director a fee of $2,500 per year, plus a meeting fee of $2,000 for each board meeting attended. Company employee directors serve with no fees being paid. CableTEL AD pays each of its three directors $6,200 per month.

Performance Graph
The following graph compares the cumulative total return on a $100 investment in the company's common stock on December 31, 2000 through December 31, 2004, based on the company's closing stock price on December 31 for each of those years. The same information is provided using the Standard & Poor 500 index and the Dow Jones Total Market Index.


                               [GRAPHIC OMITTED]









ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------


The following table sets forth as of March 31, 2005, certain information with respect to all stockholders known by the company to own beneficially more than 5% of the outstanding common stock, which is the only outstanding class of securities of the company, except for Series J 2% Preferred Stock and Series B Preferred Stock (the ownership of which is immaterial), as well as information with respect to the Company's Common Stock owned beneficially by each director, director nominee and current executive officers whose compensation from the company in 2004 exceeded $100,000, and by all directors and executive officers as a group. Unless otherwise indicated, each of these stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                       Common Stock
                                            ------------------------------------
Name of Beneficial Owner                      No. of Shares    Percent of Class*
------------------------------------------- ---------------- -------------------
Victor L. Lund(1)                                  108,994          11.16%
Gene S. Bertcher(2)                                 71,811           7.35%
Roz Campisi Beadle                                     100            **

                                                       Common Stock
                                            ------------------------------------
Name of Beneficial Owner                      No. of Shares    Percent of Class*
------------------------------------------- ---------------- -------------------
Ronald C. Finley(8)                                      -             -
James E. Huffstickler                                    -             -
Dan Locklear                                             -             -
JRG Investments, Inc.(3)(5)                        156,884          16.06%
TacCo Financial, Inc.(3)(4)(6)                     228,726          23.41%
International Health Products, Inc.(3)(7)            9,770           1.02%
All  executive  officers  and  directors
as a group (six persons)                           180,905          18.52%
-----------------------
*        Based on 977,004 shares of common stock outstanding at March 31, 2005.

**       less than 1%

(1)      Consists of 108,994 shares of common stock owned by Mr. Lund.

(2)      Consists of 71,811 shares of common stock owned by Mr. Bertcher.

(3) Based on a Schedule 13D, amended December 14, 2004, filed by each of these entities and by Gene E. Phillips, an individual, each of these entities owns of record the number of shares set forth for such entity in the table. The Form 13D indicates that these entities, Mr. Phillips and Basic Capital Management, Inc., collectively, may be deemed a "Person" within the meaning of Section 13D of the Securities Exchange Act of 1934.

(4) Consists of 228,726 shares of common stock (which does not include 156,884 shares held by JRG Investments, Inc. or an option to 40,000 shares of common stock at an exercise price of $2.60 per share). TacCo Financial, Inc. also holds a Warrant to purchase 170,000 shares at $3.58 per share exercisable only after stockholder approval to exchange the Company's Series J 2% Preferred Stock for common stock before October 1, 2005, and not exercisable if such approval does not occur.

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



On October 12, 2004, the Company entered into an Acquisition Agreement with four individuals, Ronald C. Finley, Jeffrey A. Finley, Bradford A. Phillips and Gene
E. Phillips, pursuant to which the Company acquired in a stock-for-stock exchange all of the issued and outstanding equity interests of two privately-held U.S. corporations, Finley Equities, Inc., a Texas corporation ("FEINC"), and American Realty Management, Inc., a Nevada corporation ("ARM"), in exchange for the issuance of 31,500 shares of the Company's newly-designated Series J 2% Preferred Stock, liquidation value $1,000 per share. FEINC and ARM each owned an undivided one-half of the equity interest in Tacaruna B.V., a Netherlands company, which in turn directly owned 30% of CableTEL AD. Tacaruna B.V. also owned 64% of the equity of Narisma Holdings, Ltd., a Cyprus company, which in turn owns the balance of 70% of CableTEL AD. Prior to this transaction, the Company had no material relationship with Ronald C. Finley, Jeffrey A. Finley or Bradford A. Phillips. Bradford A. Phillips is the son of Gene E. Phillips. Gene E. Phillips is an individual who has significant contact with and influence upon matters handled by Basic Capital Management, Inc., a Nevada corporation ("BCM"), International Health Products, Inc., a Nevada corporation ("IHPI"), TacCo Financial, Inc., a Nevada corporation ("TFI"), and its wholly-owned subsidiary, JRG Investment Co., Inc., a Nevada corporation ("JRG"). Reference is made to the preceding table for the common stock ownership of such entities.

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

The Acquisition Agreement contained customary representations, warranties and covenants by the parties, but also required that as soon as reasonably practicable and in no event later than September 30, 2005, that the Company present the transaction represented by the Acquisition Agreement, together with a proposed mandatory exchange of Series J 2% Preferred Stock for Common Stock to its current stockholders in accordance with the applicable requirements of the Securities and Exchange Commission and the AMEX for a vote (or written consent by the requisite number) of stockholders to approve the transaction, including a mandatory exchange of all shares of Series J 2% Preferred Stock for shares of the Company's Common Stock on the basis of 279 shares of Common Stock for each share of Series J 2% Preferred Stock, which would result in an aggregate of 8,788,500 shares of Common Stock being issued to the four individuals or their transferees, which would then constitute at least 89% of the total issued and outstanding shares of Common Stock of the Company, all subject to the listing requirements with the AMEX. If the proposal is ultimately approved by the requisite number of votes of stockholders, it would result in the following individuals or entities owning the number of shares of Common Stock of the Company set forth opposite their respective names below by virtue of the exchange of the shares of Series J 2% Preferred Stock for Common Stock, which, based upon a new total number of shares of Common Stock then to be outstanding of 9,765,504 shares, would result in such individuals or entities owning the then percentage of the total outstanding shares of Common Stock set forth opposite the number of shares in the following table:


                                                                   Anticipated
                        No. of Shares of                        Percentage of Then
                          Series J 2%       Assumed Exchange    Outstanding Shares
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

If the proposal does not ultimately receive the approval of the requisite number of votes of stockholders prior to September 30, 2005, then at any time thereafter until September 30, 2006, the holders of the shares of Series J 2% Preferred Stock have the option exercisable by all of them to either:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

In October 2004 the Company issued Series J 2% Preferred Stock to acquire 74.8% of CableTEL AD. Certain of the holders of the Series J 2% Preferred Stock are deemed to be related parties with the Company. See Item 12 above for a description of the Acquisition Agreement and continuing requirements upon the Company to submit certain matters to the stockholders for approval.

The Company, through subsidiaries, owns 30% of CableTEL AD directly and owns 64% of Narisma Holdings, Ltd., a Cyprus company that owns the remaining 70% of CableTEL AD. Collectively, the Company has effective ownership of 74.8% of CableTEL AD. In January 2005, Envicon Development Corporation, a company indirectly owned by Gene E. Phillips, acquired the 36% of Narisma Holdings Ltd. which represents 25.2% of CableTEL AD.

It is the policy of the company that all transactions between the Company and any officer or director, or any of their affiliates, must be approved by non-management members of the board of directors of the company. All of the transactions described above were so approved.



ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
------------------------------------------------


The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2004 and 2003 by the Company's principal accounting firms, Grant Thornton LLP (January 2003 through January 2004) and Farmer, Fuqua & Huff, P.C. (February 9, 2004 through December 31, 2004):

                Type of Fees             2004 (a)          2003 (b)
                Audit Fees               $166,110          $ 94,259
                Audit Related Fees          4,701
                Tax Fees                    3,000            42,524
                All Other Fees               --                --

                      Total Fees         $173,811          $136,783


         (a) The am ount of audit fees paid to Farmer, Fuqua & Huff, P.C. for January 2004 throug h December 2004 was $30,000; the amount of audit fees paid to Grant Thornton LLP in 2004 was $4,701. The amount of tax fees paid to Farmer, Fuqua & Huff, P.C. for January 2004 through December 2004 was $8,625; the amount of tax fees paid to Grant Thornton for January 2004 through December 2004 was $3,000.

         (b) The amount of audit fees paid to Grant Thornton LLP for January 2003 through December 2003 was $50,620.

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

         All Other Fees. These are fees for other  permissible work performed by
         the   principal   auditor  that  does  not  meet  the  above   category
         descriptions.

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

                                     PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
----------------------------------------------------


         (a)      The following documents are filed as a part of this report:

               (1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filled as part of this Report on Form 10-K:

                    Report of Farmer, Fuqua & Huff, P.C......................F-1

                    Report of Grant Thornton LLP.............................F-2

                    Consolidated Balance Sheets..............................F-3

                    Consolidated Statement of Operations.....................F-5

                    Consolidated Statements of Cash Flows....................F-6

                    Consolidated Statement of Changes in
                    Stockholders' Equity.....................................F-8

                    Notes to Consolidated Financial Statements...............F-9

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

               (3)  EXHIBITS

The following documents are filed as exhibits (or are incorporated by reference as indicated) into this Report:

Exhibit
Designation                            Exhibit Description

3.1 Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.1 to Registrant's Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)

3.2 Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.5 to Registrant's Form 8-K dated April 1, 1993)

3.3 Restated Articles of Incorporation of Greenbriar Corporation (incorporated by reference to Exhibit 3.1.1 to Registrant's Form 10-K dated December 31, 1995)

Exhibit
Designation                            Exhibit Description

3.4 Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit to Registrant's PRES 14-C dated February 27, 1996)

3.5 Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)

3.6 Amendment to Section 3.1 of Bylaws of Registrant adopted October 9, 2003 (incorporated by reference to Exhibit 3.2.1 to Registrant's Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)

3.7 Certificate of Decrease in Authorized and Issued Shares effective November 30, 2001 (incorporated by reference to
                  Exhibit  2.1.7 to  Registrant's  Form 10-K dated  December 31,
                  2002)

3.8 Certificate of Designations, Preferences and Rights of Preferred Stock dated May 7, 1993 relating to Registrant's Series B Preferred Stock (incorporated by reference to Exhibit
                  4.1.2 to Registrant's Form S-3 Registration Statement No. 333-64840 dated June 22, 1993)

3.9 Certificate of Voting Powers, Designations, Preferences and Rights of Registrant's Series F Senior Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to
                  Exhibit 2.2.2 of Registrant's Form 10-KSB for the fiscal year ended December 31, 1997)

3.10 Certificate of Voting Powers, Designations, Preferences and Rights of Registrant's Series G Senior Non-Voting Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.3 of Registrant's Form 10-KSB for the fiscal year ended December 31, 1997)

3.11 Certificate of Designations dated October 12, 2004 as filed with the Secretary of State of Nevada on October 13, 2004 (incorporated by reference to Exhibit 3.4 of Registrant's Current Report on Form 8-K for event occurring October 12,
                  2004)

3.12              Certificate   of  Amendment   to  Articles  of   Incorporation
                  effective February 8, 2005 (incorporated by reference to Exhibit 3.5 of Registrant's Current Report on Form 8-K for event occurring February 8, 2005)

10.1 Registrant's 1997 Stock Option Plan (filed as Exhibit 4.1 to Registrant's Form S-8 Registration Statement, Registration No. 333-33985 and incorporated herein by this reference).

10.2 Registrant's 2000 Stock Option Plan (filed as Exhibit 4.1 to Registrant's Form S-8 Registration Statement, Registration No. 333-50868 and incorporated herein by this reference)

Exhibit
Designation                            Exhibit Description

10.3 Form of Umbrella Agreement between Greenbriar Corporation, James R. Gilley and Jon Harder, Sunwest Management, Inc. et al

10.4 Form of Acquisition Agreement between Greenbriar Corporation, Ronald Finley, Jeffery A. Finley, Bradford A. Phillips and Gene E. Phillips dated October 12, 2004 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K for event occurring October 12, 2004)

10.5              Warrant  to  Purchase  20,000  shares of Common  Stock  issued
                  October 20, 2004

10.6              Warrant to  Purchase  170,000  shares of Common  Stock  issued
                  October 20, 2004

14.0 Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.0*             Subsidiaries of the Registrant

23.0*             Consent of Farmer, Fuqua & Hunt, P.C.

23.2*             Consent of Grant Thornton LLP

31.1*             Rule 13a-14(a) Certification by Chief Executive Officer

31.2*             Rule 13a-14(a) Certification by Chief Financial Officer

32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

99.1*             Audited financial statements of CableTEL AD




*Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CABELTEL INTERNATIONAL CORPORATION


November 18, 2005             by: /s/ Gene S. Bertcher
                                 -----------------------------------------------
                                 Gene S. Bertcher, President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cabeltel International Corporation, formerly Greenbriar Corporation

We have audited the accompanying consolidated balance sheets of Cabeltel International Corporation, formerly Greenbriar Corporation, and subsidiaries as of December 31, 2004, and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cabeltel International Corporation, formerly Greenbriar Corporation, and subsidiaries as of December 31, 2004, and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ FARMER FUQUA & HUFF, P.C.

Plano, Texas
April 15, 2005

Report of Independent Registered Public Accounting Firm




Board of Directors and Stockholders
Cabeltel International Corporation

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Cabeltel International Corporation (formerly Greenbriar Corporation) and subsidiaries for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and the consolidated cash flows of Cabeltel International Corporation and subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note O to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."



GRANT THORNTON LLP

Dallas, Texas
March 28, 2003


               CabelTel International Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                  December 31,



                                     ASSETS
                                                                    2004          2003
                                                                 ----------    ----------
CURRENT ASSETS
    Cash and cash equivalents                                    $      762    $      688
    Accounts receivable - trade                                         222           100
    Notes receivable                                                    856         2,435
    Property held for sale                                            1,760         1,859
    Other current assets, net                                           103           198
                                                                 ----------    ----------

                        Total Current Assets                          3,703         5,280

NOTES RECEIVABLE, net of deferred income                                309           387

PROPERTY AND EQUIPTMENT, AT COST
    Land and improvements                                             2,232         2,446
    Buildings and improvements                                        6,987         7,276
    Equipment and furnishings                                           273           951
    Proven oil and gas properties (full cost method)                  1,479         1,361
                                                                 ----------    ----------
                                                                     10,971        12,034

    Less accumulated depreciation, depletion, and amortization       (1,090)       (1,280)
                                                                 ----------    ----------
                                                                      9,881        10,754

DEFERRED INCOME TAX BENEFIT                                           1,161         1,161

DUE FROM CABLETEL AD                                                    951

DEPOSITS                                                                 36           232

OTHER ASSETS, NET                                                       725           317
                                                                 ----------    ----------

Total Assets                                                     $   16,766    $   18,131
                                                                 ==========    ==========






         The accompanying notes are an integral part of this statement.


               CabelTel International Corporation and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                  (Amounts in thousands, except share amounts)

                                  December 31,



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 2004          2003
                                                              ----------    ----------
CURRENT LIABILITIES
    Current maturities of long-term debt, including amounts
       to related parties of $901                             $    4,780    $    4,690
    Current notes payable                                            240         5,571
    Accounts payable - trade                                         687           503
    Accrued expenses                                                 828           633
    Other current liabilities                                       --             931
                                                              ----------    ----------

                     Total Current Liabilities                     6,535        12,328


LONG-TERM DEBT                                                     8,338         2,053

OTHER NON-CURRENT LIABILITIES                                        155          --

DEFERRED GAIN                                                       --             740

OTHER LONG-TERM LIABILITIES                                         --             456
                                                              ----------    ----------

                         Total Liabilities                        15,028        15,577

STOCKHOLDERS' EQUITY
    Preferred stock, Series B                                          1             1
    Preferred stock, Series J 2%                                   3,150          --
    Preferred stock, Series J contra equity                       (3,150)         --
    Common stock, $.01 par value; authorized, 4,000,000
       shares; issued and outstanding, 977,000 shares                 10            10
    Additional paid-in capital                                    55,966        55,966
    Accumulated deficit                                          (54,239)      (53,423)
                                                              ----------    ----------

                                                                   1,738         2,554
                                                              ----------    ----------

Total liabilities & equity                                        16,766        18,131
                                                              ==========    ==========








         The accompanying notes are an integral part of this statement.


               CabelTel International Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)

                                                                  Year ended December 31,
                                                             2004          2003          2002
                                                          ----------    ----------    ----------
Revenue
    Real estate operations                                $    4,813    $    2,598    $    3,300
    Oil and gas operations                                     1,410           449          --
                                                          ----------    ----------    ----------
                                                               6,223         3,047         3,300
                                                          ----------    ----------    ----------
Operating expenses
    Real estate operations                                     2,925           996         1,366
    Oil and gas operations                                     1,003           400          --
    Lease expense                                                917           969         1,112
    Depreciation, depletion, and amortization                    570           160           300
    General and administrative                                 1,715         1,111         2,329
    Write-down of assets                                        --            --             266
                                                          ----------    ----------    ----------
                                                               7,130         3,636         5,373
                                                          ----------    ----------    ----------

                           Operating loss                       (907)         (589)       (2,073)

Other income (expense)
    Interest income                                              213           304           412
    Interest expense                                            (991)         (498)         (840)
    Gain on sale of assets, net                                1,456         1,058           930
    Other income (expense), net                                 (403)          342        (1,153)
                                                          ----------    ----------    ----------
                                                                 275         1,206          (651)
                                                          ----------    ----------    ----------

Earnings (loss) from continuing operations
    before income taxes                                         (632)          617        (2,724)

Income tax expense                                              --            --             749

             Earnings (loss) from continuing operations         (632)          617        (3,473)
                                                          ----------    ----------    ----------

Discontinued operations
    Loss from operations                                        (184)         (395)         (899)
    Loss on disposal, (including taxes of $440 in 2002)         --            --          (4,001)
                                                          ----------    ----------    ----------
       Loss from discontinued operations                        (184)         (395)       (4,900)
                                                          ----------    ----------    ----------

Net earnings (loss)                                             (816)          222        (8,373)
Preferred dividend requirement                                  --            --              (4)
                                                          ----------    ----------    ----------

Net earnings (loss) applicable to common shares           $     (816)   $      222    $   (8,377)
                                                          ==========    ==========    ==========

Earnings (loss) per share - basic
    Continuing operations                                 $    (0.65)   $     0.87    $    (4.84)
    Discontinued operations                                    (0.19)        (0.56)        (6.83)
                                                          ----------    ----------    ----------
                   Net earnings (loss) per share          $    (0.84)   $     0.31    $   (11.67)

Basic weighted average common shares                             977           706           718


         The accompanying notes are an integral part of this statement.


               CabelTel International Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                Year ended December 31,
                                                            2004          2003          2002
                                                         ----------    ----------    ----------
Cash flows from operating activities
   Net earnings (loss)                                   $     (816)   $      222    $   (8,373)
   Adjustments to reconcile net earnings (loss) to net
      Cash provided by (used in) operating activities
         Depreciation and amortization                          570           160           300
             Depreciation from assets classified as
               discontinued operations                         --             170            21
         (Gain) loss from affiliates                         (1,247)         (131)          612
         (Gain) loss on sale of properties                     (209)       (1,058)        3,561
         Write-down of impaired assets                          147          --             266
         Deferred income taxes                                 --            --           1,189
         Changes in operating assets and liabilities
             Accounts receivable - trade                       (122)          (45)          395
             Other current and non-current assets              (132)          174          (927)
             Accounts payable and other liabilities            (357)           22          (929)
                                                         ----------    ----------    ----------

                Net cash provided by (used in)
                     operating activities                    (2,166)         (486)       (3,885)

Cash flows from investing activities
   Purchase of property and equipment                          (845)       (1,225)         (285)
   Net repayment of notes receivable                          1,579           334          --
   Proceeds from sale of investments                           --            --           1,098
   Proceeds from sale of properties                            --             126         7,460
                                                         ----------    ----------    ----------

                Net cash provided by (used in)
                     investing activities                       734          (765)        8,273
                                                         ----------    ----------    ----------

Cash flows from financing activities
   Proceeds from common stock issuance                         --             792          --
   Proceeds from borrowings                                   6,500           500         1,730
   Payments on debt                                          (5,591)          (90)       (6,699)
   Distributions from equity partnerships'
      financing cash flow                                       507            85          --
   Dividends on preferred stock                                --            --              (4)
   Repurchase of common stock                                  --              (9)         --
   Net advances from affiliates                                  90          --            --
                                                         ----------    ----------    ----------

                Net cash provided by (used in)
                     financing activities                     1,506         1,278        (4,973)
                                                         ----------    ----------    ----------

               Net increase (decrease) in cash
                     and cash equivalents                        74            27          (585)
Cash and cash equivalents at beginning of year                  688           661         1,246
                                                         ----------    ----------    ----------

Cash and cash equivalents at end of year                 $      762    $      688    $      661


         The accompanying notes are an integral part of this statement.


               CabelTel International Corporation and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Amounts in thousands)


Supplemental information on cash flows is as follows:

Interest paid                                               $      705   $      515   $    2,215
Income taxes paid                                                 --           --            129

Non-cash investing and financing activities:
   Notes received from sale of assets                             --           --          1,050
   Notes given in connection with purchase of property            --          5,905         --
   Common stock issued in connection with satisfaction
      of note to executive officer                                --            198         --
   Disposal of property to satisfy debt                            935         --           --
   Notes payable agreed by buyer upon sale of real estate          906         --           --






























         The accompanying notes are an integral part of this statement.


               CabelTel International Corporation and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)
                                                                                Series J
                                          Series B            Series J        Preferred stock             Common
                                      Preferred stock     Preferred stock      Contra Equity              Stock
                                     -----------------   -----------------   ------------------    ------------------
                                     Shares     Amount    Shares    Amount    Shares     Amount     Shares     Amount
                                     -------   -------   -------   -------   -------    -------    -------    -------
Balance at January 1, 2002                 1         1      --        --        --         --          718          7

  Write--off of stock purchase
      notes receivable                  --        --        --        --        --         --          (30)      --
  Dividend on preferred stock           --        --        --        --        --         --         --         --
  Other                                 --        --        --        --        --         --         --         --
  Stock purchase notes receivable
    reclassified as a reduction of
    related party debt                  --        --        --        --        --         --         --         --
  Netloss                               --        --        --        --        --         --         --         --
                                     -------   -------   -------   -------   -------    -------    -------    -------
Balance at December 31, 2002               1         1      --        --        --         --          688          7

  Dividend on preferred stock           --        --        --        --        --         --         --         --
  Conversion of obligation to           --        --        --        --        --         --           23       --
    common stock
  Common stock acquired                 --        --        --        --        --         --           (5)      --
  Common stock issued                   --        --        --        --        --         --          271          3
  Net earnings                          --        --        --        --        --         --         --         --
                                     -------   -------   -------   -------   -------    -------    -------   -------
Balance at December 31, 2003               1         1      --        --        --         --          977         10
  Net loss
  Issuance of Series J
    preferred stock                     --        --          32     3,150       (32)    (3,150)      --         --
  Net loss                              --        --        --        --        --         --         --         --
                                     -------   -------   -------   -------   -------    -------    -------    -------
Balance at December 31, 2004               1         1        32     3,150       (32)    (3,150)       977         10
                                     =======   =======   =======   =======   =======    =======    =======    =======
                                                                Stock
                                     Additional    Accum-     Purchase
                                       paid in     ulated       Notes
                                       capital     deficit    Receivable     Total
                                     ----------    -------    ----------    -------
Balance at January 1, 2002               56,896    (45,268)       (2,367)     9,269

  Write--off of stock purchase
      notes receivable                   (1,908)      --           1,905         (3)
  Dividend on preferred stock              --           (4)         --           (4)
  Other                                    --         --              12         12
  Stock purchase notes receivable
    reclassified as a reduction of
    related party debt                     --         --             450        450
  Netloss                                  --       (8,373)         --       (8,373)
                                     ----------    -------    ----------    -------
Balance at December 31, 2002             54,988    (53,645)         --        1,351

  Dividend on preferred stock              --         --            --         --
  Conversion of obligation to              --         --            --         --
    common stock
  Common stock acquired                      (9)      --            --           (9)
  Common stock issued                       987       --            --          990
  Net earnings                             --          222          --          222
                                     ----------    -------    ----------    -------
Balance at December 31, 2003             55,966    (53,423)         --        2,554
  Net loss
  Issuance of Series J
    preferred stock                        --         --            --         --
  Net loss                                 --         (816)         --         (816)
                                     ----------    -------    ----------    -------
Balance at December 31, 2004             55,966    (54,239)         --        1,738
                                     ==========    =======    ==========    =======

         The accompanying notes are an integral part of this statement.

               CabelTel International Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


NOTE A - BUSINESS DESCRIPTION AND PRESENTATION

    Name Change
    -----------

    On February 10, 2005, Greenbriar Corporation changed its name to CabelTel International Corporation (which is referred throughout this report as "CIC").


    Acquisition of CableTEL AD
    --------------------------

    On October 12, 2004, CIC acquired, for 31,500 shares of newly-designated 2% Series J Preferred Stock, 74.8% of CableTEL AD, a Bulgarian telecommunications company. The terms of the acquisition agreement require CIC to present a proposal to its stockholders to approve the mandatory exchange of all shares of Series J Preferred Stock into 8,788,500 shares of common stock which, if approved by stockholders, would represent 90% of the resulting total issued and outstanding shares of common stock in CIC. As of the date of this report the exchange has not occurred.

    The acquisition agreement, as amended, provides that the stockholders of CIC have until June 30, 2006 to approve the exchange of Series J Preferred Stock into CIC common stock. If the exchange is not approved by June 30, 2006 the holders of the Series J Preferred Stock have the option to rescind the entire transaction. Until the acquisition is completed, CableTEL AD will not be included in CIC's consolidated financial statements and the financial statements of CIC will include a Series J Preferred Stock contra equity account representing the Company's interest in CableTEL AD.

    If the stockholders of CIC approve the transaction it would effectively give the owners of the CableTEL AD the controlling interest in CIC. Due to the effective change in control, by virtue of the aforementioned exchange into common stock, this transaction will be accounted for, upon the exchange, as a "reverse acquisition," with CableTEL AD being the accounting acquirer and with CIC accounted for as if it had been acquired on the exchange date.


    Nature of Operations

    As of December 31, 2004, the Company controls three retirement communities in three states. The Company operates two of the retirement communities with a capacity of 162 residents and leases one community to a third party. The Company owns an outlet shopping mall in Gainesville, Texas with approximately 315,000 square feet of retail space available for lease. In addition the Company owns the leases for approximately 200 oil wells in East Texas. These are low production wells with maximum production limits of 20 barrels of oil per day. As of March 31, 2005, there are 48 wells in operation.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

    Principles of Consolidation
    ---------------------------

    The consolidated financial statements include the accounts of CabelTel International Corporation and its majority-owned subsidiaries (collectively, the "Company" or "CIC") and are prepared on the basis of accounting principles generally accepted in the United States of America. All significant intercompany transactions and accounts have been eliminated.

    Depreciation
    ------------

    Depreciation is provided for in amounts sufficient to relate the cost of property and equipment to operations over their estimated service lives, ranging from 3 to 40 years. Depreciation is computed by the straight-line method.

    Accounting for Leases
    ---------------------

    Leases of property, plant and equipment where the Company assumes substantially all the benefits and risks of ownership are classified as finance leases. Finance leases are capitalized at the estimated present value of the underlying lease payments. Each lease payment is allocated between the liability and finance charges so as to achieve a constant rate on the finance balance outstanding. The corresponding rental obligations, net of finance charges, are included in other long-term payables. The interest element of the finance charge is charged to the income statement over the lease period. The property, plant and equipment acquired under finance leasing contracts is depreciated over the useful life of the asset.

    Leases of assets under which all the risks and benefits of ownership are effectively retained by the lessor are classified as operating leases. Payments made under operating leases are charged to the income statement on a straight-line basis over the period of the lease. When an operating lease is terminated before the lease period has expired, any payment required to be made to the lessor by way of penalty is recognized as an expense in the period in which termination takes place.

    Revenue Recognition
    -------------------

    Crude oil and natural gas revenues are recorded at the time of delivery of such products to pipelines for the account of the purchaser or at the time of physical transfer of such products to the purchaser. Revenues from the sale of crude oil and natural gas are recorded using the sales method. Under such method, the Company recognizes revenue from the sale of crude oil and natural gas production from its leases, based on the actual volumes the Company sold during the period.

    Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. Rental income for residential property leases is recorded when due from residents and is recognized monthly as it is earned, which is not materially different than on a straight-line basis as lease terms are generally for periods of one year or less.

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

    Stock Options
    -------------

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in its primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" and by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of SFAS No. 123."

    Options were granted at market by Cabeltel International Corporation during 2003, are exercisable immediately, and expire 5 years from date of grant.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Warrants were issued at market by Cabeltel International Corporation during 2004. The ability to exercise such warrants is contingent upon the conversion of the Series J Preferred stock to common stock. Because of the contingent nature as to the timing and the ability to exercise these warrants, no value has been ascribed to such warrants at December 31, 2004.

    SFAS 123 requires disclosure of pro forma net earnings (loss) and pro forma net earnings (loss) per share as if the fair value method had been applied in measuring compensation cost for stock-based awards.

    Reported and pro forma net earnings (loss) and net earnings (loss) per share amounts are set forth below (in thousands, except per share data):


                                                              2004        2003         2002
                                                           ---------    ---------    ---------
    Net earnings (loss) allocable to common stockholders
         As reported                                       $    (816)   $     222    $  (8,377)
         Deduct:  total stock-based compensation under
             fair value based method for all awards              --           (43)        (464)

         Pro forma                                         $    (816)   $     179    $  (8,841)

    Net earnings (loss) per share
         As reported                                       $   (0.84)   $     0.31   $  (23.33)
         Pro forma                                         $   (0.84)   $     0.25   $  (24.63)


    The fair value of these options was estimated at the date of grant during 2003 using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividends; expected volatility of 20 percent; risk-free interest rates of 4.24 percent; and weighted average expected lives of 5 years.

    Earnings (Loss) Per Common Share
    --------------------------------

    Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In 2004, stock options for approximately 140,000 shares were excluded from diluted shares outstanding because their effect was anti-dilutive. In 2004, warrants for approximately 190,000 shares were excluded from diluted shares outstanding because their effect was anti-dilutive.

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

    SFAS No. 123--In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Share-Based Payment, revised ("SFAS No. 123R"). SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance  with  APB  Opinion  No.  25,  Accounting  for  Stock  Issued  to
    Employees.   Instead,  companies  will  be  required  to  account  for  such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS No. 123R will be effective for periods beginning after June 15, 2005, and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The adoption of SFAS No. 123R is not expected to have a material impact on the Company's consolidated financial position or results of operations. See Stock-Based Employee Compensation for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS No. 123.

    SFAS No. 153--In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29" ("SFAS No. 153"). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the consolidated financial position or results of operations of CIC.


NOTE C - NOTES RECEIVABLE

    As a result of the sale of two assisted living communities in 2001, the Company holds two tax-exempt notes for a total of $4,030,000, bearing interest at 9.5%. The notes mature on April 1, 2032 and August 1, 2031.

    The repayment of the notes and interest thereon is limited to the cash flow of the respective properties either from operations, refinancing or sale. The Company has deferred gains in the amount of $3,721,000 as well as unpaid interest, which will be recognized as cash is received.


NOTE  D - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    Notes receivable-- The fair value of the note receivable from an affiliate partnership is estimated to approximate fair value based on its short maturity. It is not practical to estimate the fair value of notes receivable from sale of properties because no quoted market exists and there are no comparable debt instruments to provide a basis for valuation.

NOTE E - NOTES PAYABLE

    LONG TERM DEBT

    Long-term debt is comprised of the following (in thousands):

                                                                December 31,
                                                              2004        2003
    Notes payable to financial institutions maturing
    through 2018; fixed and variable interest rates
    ranging from 5.75% to 11% collateralized by real
    property, fixtures, equipment and the assignment
    of rents                                                   7,627       2,109

    Notes payable to individuals and companies
    maturing through 2023; variable and fixed
    interest rates ranging from 10% to 18%;
    collateralized by real property, personal property,
    fixtures, equipment and the assignment of rents
                                                               4,590       4,106

    Notes payable to related parties bearing interest
    at rates ranging From 15% to 18%                             901         528
                                                              13,118       6,743
                                                           ---------------------
             Less current maturities                           4,780       4,690
                                                           =====================
                                                               8,338       2,053
                                                           =====================

    Aggregate annual principal maturities of long-term debt at December 31, 2004 are as follows (in thousands):

    2005                                                                   4,780
    2006                                                                   1,118
    2007                                                                     250
    2008                                                                     273
    2009                                                                   6,085
    Thereafter                                                               612
                                                                      ----------

                                                                      $   13,118
                                                                      ==========

NOTE F - OPERATING LEASES

    The Company leases an assisted living community under an operating lease in which the basic term expires December 31, 2011, and has operating leases for equipment and office space. The leases generally provide that the Company pay property taxes, insurance and maintenance.

    Future minimum payments following December 31, 2004, are as follows (in thousands):

    2005                                                              $      898
    2006                                                                     898
    2007                                                                     914
    2008                                                                     853
    2008                                                                     870
    Thereafter                                                             2,717
                                                                      ----------

                                                                      $    7,150
                                                                      ==========

    Lease  expense  in  2004,  2003  and  2002  was  $917,   $969,  and  $1,112,
    respectively.



NOTE G - AFFILIATED PARTNERSHIP

    In October 2001, the Company became a 56% limited partner in Corinthians Real Estate Investors, LP ("CREI"), a partnership formed to acquire two properties. In October 2001, CREI acquired a retirement community for approximately $9,100,000 and in January 2002, it acquired an assisted living community for approximately $2,800,000.

    The Company issued a $1,600,000 note to the seller in 2001 as partial payment for the purchase of the retirement community. CREI gave the Company a $1,600,000 note in consideration for payment of that amount of the purchase price. The notes bear interest at 8.75% and were due December 30, 2003. The balance of the purchase price was funded by borrowings of CREI from a third party in the amount of $7,840,000, which was guaranteed by the Company.

    The Company accounted for its investment in CREI by the equity method. The Company recorded income of $131,733 in 2003 and a loss of $692,338 in 2002. These amounts are included in other income (expense), net in the accompanying financial statements.

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


NOTE G - AFFILIATED PARTNERSHIP - Continued

    In September 2002, CREI sold its two properties for cash and notes and paid off its third party debt. As part of the proceeds, CREI received a note for $1,600,000, which was transferred to the Company in satisfaction of its $1,600,000 note receivable from CREI.

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

    The Company also entered into an agreement in October 2002 wherein it would be allowed to participate in the acquisition of twelve communities and receive a 50% partnership interest. The Company agreed to pay

    $660,000,  payable at $55,000 per month, from October 2002 through September
    2003 to pay for due diligence required by these acquisitions.  The Company's
    $660,000 obligation was accrued and charged to expense in 2002.

    In 2004, the purchaser of the CREI paid off the remaining notes, including the $1,600,000 note guaranteed by the Company. The Company realized its deferred gain of $740,000 as well as $492,000, representing its 56% share of the proceeds received by CREI on its outstanding note net of partnership expenses.

NOTE H -  EARNINGS PER SHARE

    The following table sets forth the computations of pro forma basic and diluted earnings per share from continuing operations (in thousands, except per share data):

                                                             Year ended December 31,
                                                         -------------------------------
                                                           2004        2003       2002
                                                         --------    --------   --------
Numerator:
   Net income (loss) from continuing operations          $   (632)   $    617   $ (3,473)

Denominator:
   Shares used in basic earnings per share calculation        977         706        718

Effect of diluted securities:
   Employee stock options                                    --            80       --
   Warrants                                                  --          --         --

   Shares used in diluted earnings per share
     calculations                                             977       1,057        718

Pro forma basic earnings per share                       $  (0.65)   $   0.87   $   4.84

Pro forma diluted earnings per share                     $  (0.65)   $   0.54   $   4.84


NOTE I  - INCOME TAXES

    At December 31, 2004, the Company had net operating loss carry forwards of approximately $23,000,000, which expire between 2004 and 2022. However, approximately $7,900,000 of these net operating loss carryforwards have limitations that restrict utilization to approximately $1,530,000 for any one year.

    The following is a summary of the components of income tax expense of continuing operations (in thousands):

                                                            Year ended
                                                           December 31,
                                                    2004       2003       2002
                                                  ------------------------------
    Current - state                               $   --     $    --    $    --
    Deferred - federal                                --          --         749
                                                  ------------------------------

                                                      --          --         749
                                                  ------------------------------

    Deferred tax assets and liabilities were comprised of the following (in thousands):

                                                                Year ended
                                                               December 31,
                                                            2004         2003
                                                         ----------------------
     Deferred tax assets:
          Net operating loss carryforwards               $   7,869    $   7,163
          Notes receivable                                    --            680
          Alternative minimum tax carryforwards                324          235
          Accounts receivable                                 --           --
          Accrued expenses                                    --          2,241
          Financing obligations                               --           --
          Other                                                386          583

          Total deferred tax assets                          8,579       10,902

     Deferred tax liabilities - property and equipment        --         (3,198)
     Valuation allowance                                    (7,418)      (6,543)

          Net deferred tax asset                         $   1,161    $   1,161

    Following is a reconciliation of income tax expense attributable to continuing operations with the amount of tax computed at the federal statutory rate of 34% (in thousands):

                                                            Year ended
                                                           December 31,
                                                    2004       2003       2002
                                                  -----------------------------
Tax expense (benefit) at the statutory rate       $  (216)   $    75    $(1,019)
State taxes net of federal benefit                   --         --         --
Change in deferred tax asset valuation allowance,
     attributable to continuing operations            216        (75)     1,768
Other                                                --         --         --

                                                  -----------------------------
Tax expense                                       $  --      $  --          749
                                                  -----------------------------

    Changes in the deferred tax valuation allowance result from assessments made by the Company each year of its expected future taxable income available to absorb its carryforwards. The Company believes that it is more likely than not that the net deferred tax asset at December 31, 2004, of $1,161,000 will be realized. However, this evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accordingly, the ultimate realization of the net deferred tax asset could be less than the carrying amount.

NOTE J - STOCKHOLDERS' EQUITY

    Outstanding Preferred Stock

    Preferred stock consists of the following (amounts in thousands):

                                                                    Year ended
                                                                   December 31,
                                                                  2004     2003
                                                                 ---------------

   Series B cumulative convertible preferred stock,
     $.10 par value; liquidation value of $100; authorized,
     100 shares; issued and outstanding, 1 share                 $    1   $    1
                                                                 ===============

   Series J cumulative non-convertible preferred stock,
     $.10 par value; liquidation value of $1,000; authorized,
     31,500 shares; issued and outstanding 31,500 shares         $3,150   $ --
                                                                 ===============

    The Series B preferred stock has a liquidation value of $100 per share and is convertible into common stock over a ten-year period at prices escalating from $500 per share in 1993 to $1,111 per share by 2002. The right to convert expired April 30, 2003. Dividends at a rate of 6% are payable in cash or preferred shares at the option of the Company.

    The Series J stock is non-convertible, however, the Company has agreed to hold a shareholder vote to allow the Series J shareholders to covert their 31,500 shares of preferred into 8,788,000 shares of the Company's common stock

    Stock Options

    In 1997, the Company established a long-term incentive plan (the "1997 Plan") for the benefit of certain key employees. Options granted to employees under the 1997 Plan become exercisable over a period as determined by the Company and may be exercised up to a maximum of 5 years from date of grant. The 1997 Plan allowed up to 50,000 shares of the Company's common stock to be reserved for issuance. In 2000, the Company adopted the 2000 Stock Option Plan, under which up to 50,000 shares of the Company's common stock are reserved for issuance.

    The Company granted options to two officers during 1996 through 2001, aggregating 80,000 shares not covered by either plan. These options were granted at market, were exercisable immediately and expire 10 years from date of grant.

    Information with respect to stock option activity is as follows:

                                                                        Weighted
                                                                         Average
                                                                        exercise
                                                             Shares       price
                                                            --------    --------

    Outstanding at January 1, 2002                           160,850    $  81.28

       Expired                                                (5,050)     182.58
                                                            --------    --------

    Outstanding at December 31, 2002                         155,800       78.00

       Granted                                                60,000        2.60
       Cancelled, rescinded or annulled                      (70,800)     109.27
       Expired                                                (3,000)     112.50

    Outstanding at December 31, 2003 and 2004                142,000    $  30.27
                                                            ========    ========

    Options exercisable at December 31, 2002                 155,800    $  78.00
                                                            ========    ========

    Options exercisable at December 31, 2003 and 2004        142,000    $  30.27
                                                            ========    ========

    Weighted average fair value per share of options granted during 2003 and 2001 was $0.71 and $7.60, respectively.

    Additional information about stock options outstanding at December 31, 2004, is summarized as follows:


                                             Options outstanding and exercisable
                                            ------------------------------------
                                             Weighted average
                                   Number       remaining       Weighted average
    Range of exercise prices   outstanding   contractual life    exercise price
    ------------------------   -----------  ------------------  ----------------

    $2.60                           60,000         4.0              $   2.60
    $3.75 to $6.90                  60,000         6.0                  5.68
    $100.00 to $150.39               2,000         1.0                150.39
    $175.00                         20,000         3.0                175.00


NOTE K - OTHER INCOME (EXPENSE)

    Other income (expenses) consists of the following: (amounts in thousands)

                                                              Year ended December 31,
                                                           2004        2003        2002
                                                         --------    --------    --------
    Equity in earnings of CREI                               --           131        (692)
    Property acquisition due diligence expense               --          --          (660)
    Write off start up costs in projects not completed       (167)       --          --
      Accrued tenant revenue                                 --           121
    Other                                                    (236)         90         199
                                                         --------    --------    --------

                                                         $   (403)   $    342    $ (1,153)
                                                         ========    ========    ========


NOTE L - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

    In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions for disposals of a segment of a business as addressed in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and addresses various implementation issues of SFAS No. 121. In addition, SFAS No. 144 extends the reporting requirements of discontinued operations to include components of an entity that has either been disposed of or is classified as held for sale. The Company adopted SFAS No. 144 as of January 1, 2002.

    During 2004, the Company disposed of an assisted living community and entered into a contract to sell a second assisted living community, which has been reflected as an asset held for sale. Revenue for the two properties was $841,000, $1,986,000 and $1,122,000 in 2004, 2003 and 2002,
    respectively. The net loss for the two properties was $, $184,000, $395,000 and $272,000 in 2004, 2003 and 2002, respectively.

    During 2002, the Company disposed of six properties. The net loss from the operations of these properties was $627,000 and the loss incurred from the sale of these properties was $4,001,000 (including income tax of $440,000).



NOTE M - SEGMENT REPORTING

    The Company and its subsidiaries are principally engaged in the business of acquiring, enhancing and selling real estate properties. From 1996 until 2003 those activities almost exclusively involved assisted living facilities. Effective August 1, 2003, the Company acquired 100% of the stock in Gaywood Oil & Gas, LLC ("Gaywood"), a limited liability company that owns working interests in certain oil-producing wells. The acquisition was done for investment purposes and substantially all costs associated with the oil and gas operations are operating expenses incurred directly by Gaywood. The Company continues to allocate all of its corporate overhead expenses to its core real estate operation.


NOTE M - SEGMENT REPORTING - Continued

    Segment information and reconciliation to income (loss) from operations are as follows:

    Twelve months ended December 31, 2004 (amounts in thousands)

                                               Real Estate     Oil & Gas
                                               Operations     Operations   Consolidated
                                               ----------------------------------------
    Revenue                                    $     4,813    $    1,410   $      6,223
    Depletion, depreciation and amortization           462           108            570
    Net income (loss)                               (1,115)          299           (816)
    Total assets                                    15,150         1,616         16,766

NOTE N - CONTINGENCIES

    Cable Partners Bulgaria LLC vs. Greenbriar Corporation and Ronald C. Finley
    ---------------------------------------------------------------------------

    On January 24, 2005, a lawsuit was filed in the District Court of Dallas County, Texas by Cable Partners Bulgaria LLC ("CPB") a Colorado limited liability company, against the Company. The lawsuit states that on October 12, 2004, CPB entered into a letter agreement with the owners of Eurocom to acquire the assets of Eurocom, a cable operator in the city of Plovdiv, Bulgaria. The lawsuit further indicates that the October 12, 2004, letter outlines a time line for the completion of due diligence by CPB. The lawsuit states that in November 2004, a conversation occurred between a representative of CPB and Ronald Finley, CEO of both CIC and CableTEL, during which time such representative told Mr. Finley that CPB had an agreement to purchase Eurocom.

    The lawsuit alleges that CIC intentionally and improperly caused the sellers of Eurocom to enter into discussions with CableTEL which ultimately led to CableTEL entering into a separate and competing contract to purchase Eurocom. CPB alleges that the Company's interference was improper and that CPB has been damaged in the amount of at least $5,387,400. The lawsuit further alleges that CPB's letter agreement provided for a three-year management agreement with the sellers of Eurocom and that CPB was further damaged by the loss of the experience, expertise and contacts of the sellers of Eurocom in an amount to be determined at trial. CPE further seeks exemplary damages of an unspecified amount.

    The Company believes the lawsuit is totally without merit. CableTEL had been holding discussions, conducting due diligence and had agreements in place with the owners of Eurocom well before either the alleged November conversation or the October 12, 2004, letter. In addition, the Company believes the lawsuit misstates certain key facts, which could prove to be critical in CPB's ability to prevail in this matter.

    Other
    -----

    The Company has been named as a defendant in other lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.


NOTE O - QUARTERLY DATA (UNAUDITED)

    The table below reflects the Company's  selected  quarterly  information for the years ended  December  31, 2003 and 2002.  Certain 2003 and 2002 amounts
    have  been   reclassified   to  conform  to  the  current   presentation  of
    discontinued operations. All amounts shown are in thousands.


                 Year ended December 31, 2004
                                                          First      Second     Third    Fourth
                                                         Quarter    Quarter    Quarter   Quarter

    Revenue                                              $ 1,806    $ 1,720    $ 1,947   $   750
    Operating expenses                                     1,709      1,799      1,677     1,945
    Net income (loss)                                       (175)      (205)       623    (1,059)
    Income (loss) allocable to common shareholders          (175)      (205)       623    (1,059)
    Income (loss) per common share - basic and diluted      (.18)      (.21)       .64     (1.09)



                 Year ended December 31, 2003
                                                          First     Second      Third     Fourth
                                                         Quarter    Quarter    Quarter   Quarter

    Revenue                                              $ 1,070    $ 1,118    $ 1,342   $ 1,774
    Operating expenses                                     1,266      1,235      1,491     1,819
    Net income (loss)                                       (262)      (177)       855      (194)
    Income (loss) allocable to common shareholders          (262)      (177)       855      (194)
    Income (loss) per common share - basic and diluted      (.38)      (.26)      1.21      (.27)


NOTE P - SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

    The Company's net proved oil and natural gas reserves as of December 31, 2004 and 2003 (when Gaywood was purchased), have been estimated by Company personnel in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates were based on existing economic and operating conditions. Oil and gas prices in effect at December 31 of each year were used. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

    There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. Moreover, the present values should not be construed as the current market value of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves.

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

                                                             Crude       Natural
                                                              Oil          Gas
    Quantities of Proved Reserves:                            Bbls         Mcf
    -----------------------------                           --------    --------

       Balance August 2003                                   500,090        --
           Sales of reserves in place                           --
           Acquired properties                                  --
           Revisions of previous estimates                    29,017
           Production                                        (18,217)
                                                            --------    --------

       Balance December 31, 2003                             510,890        --
           Sales of reserves in place                           --
           Acquired properties                                  --
           Revisions of previous estimates                   (82,971)     38,870
           Production                                        (46,849)
                                                            --------    --------

       Balance December 31, 2004                             381,070      38,870
                                                            ========    ========


    Proved Developed Reserves:
    -------------------------

       Balance December 31, 2003                             510,890        --
       Balance December 31, 2004                             381,070      38,870


    Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited)

    The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves ("Standardized Measures") does not purport to present the fair market value of a company's oil and gas properties. An estimate of such value should consider, among other factors, anticipated future prices of oil and gas, the probability of recoveries in excess of existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision.

    Reserve estimates were prepared in accordance with standard Security and Exchange Commission guidelines. The future net cash flow was computed using year-end 2004, oil and gas prices. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deduction has been made for interest or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

    Proved Developed Reserves were calculated based on Decline Curve Analysis on 22 operating wells and 15 non-operated wells.

    During 2004, the Company continued to operate the producing wells it acquired in 2003. The Company controls nearly 200 leases but only had 48 wells in production on December 31, 2004.

    The Company controls 68 leases which were abandoned by larger oil and gas companies in the past due to low production. The Company's operating wells average from 70 to 360 barrels per month. Due to low production and relatively high overhead the Company estimates that its production would be unprofitable if the price of oil fell below $24 per barrel.

    Standardized measure of discounted future net cash flows related to proved reserves:

                                                        Year Ended December 31,
                                                           2004          2003
                                                       -----------   -----------

    Future production revenue                          $19,371,000   $16,370,000
    Future development costs                                83,000       285,000
    Future production costs                             11,394,000    11,980,000
                                                       -----------   -----------

    Future net cash flow before federal
             income tax                                  7,894,000     4,105,000
        Federal income tax                               2,684,000     1,396,000
                                                       -----------   -----------

    Future net cash flows                                5,210,000     2,709,000
    Effect of 10% annual discounting                     3,963,000     2,060,000
                                                       -----------   -----------

    Standardized measure of
        Discounted net cash flows                      $ 1,247,000   $   649,000
                                                       ===========   ===========

Changes in the standardized measure of discounted future net cash flows:

                                                       Year Ended December 31,
                                                         2004           2003
                                                     -----------    -----------

    Beginning of the year                            $   649,000    $      --
    Oil and gas sales, net of
        production costs                                (407,000)       (49,000)
    Purchases of reserves in place                          --          655,000
    Sales reserves in place                                 --             --
    Net change in prices, net of
        production costs                                 839,000        291,000
    Changes in production rates,
        timing and other
    Revisions of quantity estimate                       469,000
    Effect of income tax                                (417,000)      (337,000)
    Accretion of discount                                114,000         89,000
                                                     -----------    -----------

    Standardized measure of
             Discounted net cash flows               $ 1,247,000    $   649,000
                                                     ===========    ===========