Form 10-Q/A
period 2005-03-31
CabelTel International Corp
filed 2005-11-25
CIK 105744

FORM 10-Q/A
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
Commission File Number 000-08187
CABELTEL INTERNATIONAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-2399477

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Dallas, Texas

(Address of principal executive offices)
1755 Wittington Place, Suite 340
75234

(Zip Code)
(972) 407-8400

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐. No ☒.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☒.
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐. No ☐.
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value (Class)	977,000 (Outstanding at April 30, 2005)

AMENDMENT NO. 1 TO
FORM 10-Q QUARTERLY REPORT FOR
CABELTEL INTERNATIONAL CORPORATION
FOR THE FISCAL QUARTER ENDED MARCH 31, 2005
The undersigned Registrant hereby amends the following items, exhibits, or other portions of its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing.
As a preface to the identification below, the entirety of the Report has been amended to reflect an acquisition of two U.S. entities which are not consolidated into the Company but are maintained in a separate basis. This change was necessitated by certain comments by the Staff of the Securities and Exchange Commission (the “SEC”), which resulted in an appeal to the Office of the Chief Accountant of the SEC. On October 25, 2005, the Office of the Chief Accountant of the SEC provided its determination of the appeal with respect to certain accounting treatment. The appeal was the result of an initial determination and comment by the Staff of the SEC during May 2005, that, in this very unique set of circumstances and in the opinion of the Staff, reverse acquisition accounting treatment may not have been the proper treatment. Management has determined based upon discussions with the Office of the Chief Accountant during such appeal that while the overall acquisition and other contingent aspects of the transaction are a single transaction, the appropriate accounting treatment at this time is recordation of the issuance of the Preferred Stock together with a recordation of a “contra asset” in the same amount for the value of the two U.S. corporations and CableTEL AD. The result is that Management of the Company filed a Form 8-K Current Report for event noted October 25, 2005, under Item 4.02, which of necessity requires certain changes in the Annual Report on Form 10-K and the Quarterly Report on Form 10-Q to cover such treatment. This document includes items which are changed are as follows:
•	Page 4, Item 1 — Financial Statements

•	Page 11, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Page 14, Item 3 — Quantitative and Qualitative Disclosures About Market Risk
The balance of the items have not been changed from the original filing and have, accordingly, not been updated to a more current date.

CABELTEL INTERNATIONAL CORPORATION

Part I: Financial Information
Item 1: Financial Statements
CabelTel International Corporation
Consolidated Balance Sheets
(Amounts in thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$227	$762
Accounts receivable-trade	260	222
Notes receivable	756	856
Property held for sale	1,147	2,925
Other current assets, net	210	103

Total Current Assets	2,600	4,868

Notes Receivable net of deferred income	309	309
Property and equipment, at cost
Land and improvements	2,232	2,232
Buildings and improvements	5,379	5,349
Equipment and furnishings	275	273
Proven oil and gas properties (full cost method)	1,403	1,479

	9,289	9,333

Less accumulated depreciation, depletion and amortization	(709)	(617)

	8,580	8,716

Deferred Tax Asset	1,161	1,161

Due from CableTEL AD — related party	1,737	951

Deposits	154	36

Other Assets	1,494	725

Total Assets	$16,035	$16,766

The accompanying notes are an integral part of this statement.

CabelTel International Corporation
Consolidated Balance Sheets — Continued
(Amounts in thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term debt	$3,526	$5,945
Current notes payable	70	240
Accounts payable — trade	545	687
Accrued expenses	1,048	828
Other current liabilities	415	—

Total Current Liabilities	5,604	7,700

Long-term debt	8,669	7,173

Other non-current liabilities	161	155

Total Liabilities	14,434	15,028

Stockholders’ Equity
Preferred stock Series B	1	1
Preferred stock Series J	3,150	3,150
Preferred stock Series J contra equity	(3,150)	(3,150)
Common stock $.01 par value; authorized, 4,000,000 shares; shares issued and outstanding, 977,000	10	10
Additional paid-in capital	55,966	55,966
Retained earnings	(54,376)	(54,239)

	1,601	1,738

Total Liabilities & Stockholders’ Equity	$16,035	$16,766

The accompanying notes are an integral part of this statement.

CabelTel International Corporation
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For The Three Month
	Period Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Revenue
Real estate operations	1,100	1,224
Oil and gas operations	414	315

	1,514	1,539

Operating expenses
Real estate operations	606	632
Oil and gas operations	267	246
Lease expense	231	224
Depreciation, depletion and amortization	109	87
Corporate, general and administrative	262	277

	1,475	1,466

Operating earnings (loss)	39	73

Other income (expense)
Interest income	40	74
Interest expense	(135)	(282)
Gain (loss) on sale of assets	(118)	—
Equity in net income of affiliated partnership	—	15
Other	32	11

	(181)	(182)

(Loss) from continuing operations	(142)	(109)

Gain (Loss) from discontinued operations	5	(66)

Net loss applicable to common shares	$(137)	$(175)

Earnings per share — basic
Continuing operations	$(0.14)	$ (0.11)
Discontinued operations	—	(0.07)

Net earnings (loss) per share	$(0.14)	$(0.18)

Basic weighted average common shares	977	977
The accompanying notes are an integral part of this statement.

CabelTel International Corporation
Consolidated Statements of Cash Flow
(Amounts in thousands)

	For The Three Month
	Period Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(137)	$(175)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	109	87
Depreciation from discontinued operations	—	36
(Gain) from affiliate		(18)
Loss on sale of assets	118
Changes in operating assets and liabilities
Accounts receivable	(38)	(76)
Other current and non current assets	(1,033)	(61)
Accounts payable and other liabilities	499	(258)

Net cash used in operating activities	(482)	(465)

Cash flows provided by investing activities
Repayment of notes receivable	100	638
Sale of assisted living facility	1,910
(Sale) purchase of property and equipment, net	(32)	13

Net cash provided by investing activities	1,978	651

Cash flows from financing activities
Net advances from affiliate	562	—
Payments on debt	(2,593)	(579)

Net cash used in financing activities	(2,031)	(579)

Net (decrease) in cash and cash equivalents	(535)	(393)

Cash and cash equivalents at beginning of period	762	688

Cash and cash equivalents at end of period	$227	$295
The accompanying notes are an integral part of this statement.

Notes To Consolidated Financial Statements
For the Unaudited Three Months Ended March 31, 2005 and 2004
Note A: Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of CabelTel International Corporation and its majority-owned subsidiaries (collectively, “the Company”). All significant intercompany transactions and accounts have been eliminated.
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
These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for any subsequent quarter or the year ending December 31, 2005.
Note B: Notes Receivable
As a result of the sale of two properties in 2001 the Company holds tax-exempt notes in the amount of $4,030,000 bearing interest at 9.5%. The notes mature on April 1, 2032, and August 1, 2031, respectively. The repayment of the notes is limited to the cash flow of the respective properties either from operations, refinance or sale. The Company has deferred gains of $3,721,000 plus unpaid interest from these properties which will be recognized as cash is received.
The Company also sold a property in March 2005, and received a $200,000 non-interest bearing note as partial payment. Repayment of the note is limited to the cash flow of the property from operations, refinancing or sale. The Company has deferred gains of $200,000 which will be recognized as cash is received.

Note C: Long-Term Obligations
Long-term debt is comprised of the following (in thousands):

	March 31,	December 31,
	2005	2004
Notes payable to financial institutions maturing through 2018; fixed and variable interest rates ranging from 5.75% to 11%, collateralized by property, fixtures, equipment and the assignment of rents	$7,579	$7,627

Notes payable to individuals and companies maturing through 2023; fixed and variable interest rates ranging from 10% to 18% collateralized by real property, personal property, fixtures, equipment and the assignment of rents	2,255	4,590

Notes payable to related parties, bearing interest at rates ranging from 15% to 18%	2,361	901

	12,195	13,118

Less: current maturities	3,526	5,945

	$8,669	$7,173
Note D — Discontinued Operations
The Company owned an assisted living property in Greenville, South Carolina. In August 2002 the Company leased the property to an unrelated third party who has taken over the property’s operation. The monthly lease payments received by the Company approximated the Company’s cost for interest and real estate taxes. In May 2005 the Company sold the property to the lessee for the amount of the existing mortgage on the property which approximated the Company’s carrying value for the property.
On January 31, 2004, the Company terminated a lease for an assisted living community in Georgia. The operations of that property have been reflected as a discontinued operation in 2005 and 2004.
In March 2005, the company sold an assisted living facility in North Carolina and recorded a loss of $42,000. The operations of that property have been reflected as a discontinued operation in 2005 and 2004.
In May 2005 the Company sold an assisted living facility in South Carolina. The facility has been classified as an asset held for sale at March 31, 2005. The operations of that property have been reflected as a discontinued operation in 2005 and 2004.

Note E — Segment Reporting
Business Operations
     The Company operates two separate distinct businesses:
•	The ownership and operation of real estate through one retirement community in King City, Oregon, with a capacity of 114 residents, leasing of a residential retirement property to a third party in Greenville, South Carolina and ownership and operation of an outlet mall in Gainesville, Texas with approximately 315,000 square feet of retail space available for lease.

•	The ownership of oil and gas leases in Gregg and Rusk Counties, Texas on which 48 producing wells were operating as of March 31, 2005.
The segment information and reconciliation to income (loss) from operations for the three months ended March 31, 2005, follows.
Three months ended March 31, 2005 (amounts in thousands)

		Real	Oil
	Corporate	Estate	Operation	Consolidated

Revenue	$—	$1,100	$414	$1,514

Operating expenses
Operations	—	606	267	873
Lease expense	20	211	—	231
Depreciation, depletion and amortization	2	81	26	109
Corporate general and administrative	262	—	—	262

	284	898	293	1,475

Operating earnings (loss)	(284)	202	121	39

Interest income	40	—	—	40
Interest expense	(54)	(81)		(135)
(Loss) on sale of assets	(42)	—	(76)	(118)
Other	32	—	—	32

	(24)	(81)	(76)	(181)

Net earnings (loss) from continuing operations	(308)	121	45	(142)

Total assets	$5,848	$8,507	$1,680	$16,035

Item 2: Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
     Overview
     Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments and estimates are based upon the Company’s historical experience, current trends, and information available from other sources that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The Company believes the following critical accounting policies are more significant to the judgments and estimates used in the preparation of its consolidated financial statements. Revisions in such estimates are recorded in the period in which the facts that give rise to the revisions become known.
The Company’s allowance for doubtful accounts receivable and notes receivable is based on an analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past due accounts. Management considers such information as the nature and age of the receivable, the payment history of the tenant, customer or other debtor and the financial condition of the tenant or other debtor. Management’s estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change.
     Deferred Tax Assets
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards. The company believes that it will generate future taxable income to fully utilize the net deferred tax assets.
     Liquidity and Capital Resources
     At March 31, 2005, the Company had current assets of $2,600,000 and current liabilities of $5,604,000. Included in current liabilities is a $1,147,000 mortgage loan for an assisted living community located in South Carolina. This community was sold in May 2005 and the cash proceeds were sufficient to repay the mortgage. Also included in current liabilities is an obligation of principal and accrued interest of $2,768,000 the terms of which are similar to that of preferred stock, whereby the Company can only pay this obligation from available earned surplus.
     Future acquisitions by the Company are dependent upon obtaining capital and financing through various means, including financing obtained from loans, debt or equity offerings and, to the extent available, cash generated from operations. There can be no assurance that the Company will be able to obtain adequate capital to finance its projected growth.
     Cash and cash equivalents at March 31, 2005 were $227,000, compared with $762,000 at December 31, 2004.
     Net cash used by operating activities was $482,000 for the three months ended March 31, 2005.
     Net cash provided in investing activities was $1,978,000 for the three months ended March 31, 2005. In March 2005, the Company sold an assisted living community and received approximately $1,910,000. The proceeds were used principally to pay off the existing mortgage.
     Net cash flow used in financing activities was $2,031,000 in the three months ended March 31, 2005. In January 2005, the Company paid a $631,000 note due to the wife of the former President of the Company. In March 2005, the Company used the proceeds from the sale of an assisted living facility to repay the mortgage of $1,700,000.
     Results of Operations
     The Company reported a net loss of $137,000 for the three months ended March 31, 2005, as compared to a net loss of $175,000 for the corresponding period in 2004.
     Revenue from real estate operations were $1,100,000 for the three months ended March 31, 2005, as compared to $1,224,000 for the three months ended March 31, 2004. The decrease is due to the revenues received at the Company’s retail mall. The lower revenue reflects certain reductions in lease rates from certain tenants.
     Revenue from oil and gas operations was $414,000 for the three months ended March 31, 2005 as compared to $315,000 for the three months end March 31, 2004. The increase in revenue was due primarily to the increased price of oil.
     Expenses for real estate operations was $606,000 for the three months ended March 31, 2005, as compared to $632,000 for the three months ended March 31, 2004. The decrease was due to certain cost reductions at the Gainesville outlet mall.
     Expenses for oil and gas operations was $267,000 for the three months ended March 31, 2005, as compared to $246,000 for the three months ended March 31, 2004. The increase was due to certain well repairs that were incurred in 2005.
     Lease expense was $231,000 for the for the three months ended March 31, 2005, as compared to $224,000 for the three months ended March 31, 2004. The slight increase was due to additional lease expense at the Company’s retirement facility.

     Depreciation, depletion and amortization was $109,000 for the three months ended March 31, 2005, as compared to $87,000 for the three months ended March 31, 2004. The increase was due to depreciation for additional assets at the Gainesville, Texas, outlet mall.
     General and administrative expenses were $262,000 for the three months ended March 31, 2005, as compared to $277,000 for the three months ended March 31, 2004. The slight decrease was due to reduced professional fees.
     Interest income was $40,000 for the three months ended March 31, 2005, as compared to $74,000 for the three months ended March 31, 2004. The decrease was due principally to a reduction in notes receivable in 2005.
     Interest expense was $135,000 for the three months ended March 31, 2005, as compared to $282,000 for the three months ended March 31, 2004. The decrease was due principally to the refinancing of the Gainesville outlet mall.
     Loss on the sale of assets was $118,000 for the three months ended March 31, 2005. The Company sold certain of its non-producing oil wells where it was determined by the Company that the operation of those wells was unlikely and incurred a loss of $76,000. The Company also incurred certain legal and closing costs in its sale of the assisted living property in North Carolina.
     Inflation
The Company’s principal sources of revenue are from rents in a retirement community, an outlet shopping mall and its oil and gas operations. The operation of the real estate entities is affected by rental rates that are highly dependent upon market conditions and the competitive environment in the areas where the properties are located. Worldwide consumption patterns seem to preclude competition in the oil business in the foreseeable future. Compensation to employees and maintenance are the principal cost elements relative to the operations of the entities. Although the Company has not historically experienced any adverse effects of inflation on salaries or other operating expenses, there can be no assurance that such trends will continue or that, should inflationary pressures arise, the Company will be able to offset such costs by increasing rental rates in its real estate properties. The price of oil is dictated by market conditions and the Company could not arbitrarily increase the price of its oil.
     Environmental Matters
The Company has conducted environmental assessments on most of its existing owned or leased properties. These assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company’s business, assets or results of operations. The Company is not aware of any such environmental liability. The Company believes that all of its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority and is not otherwise aware of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its communities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk
     Nearly all of the Company’s debt is financed at fixed rates of interest. Therefore, the Company has minimal risk from exposure to changes in interest rates.
Item 4. Controls and Procedures
     As required by Rule 13(a)-15(b), the Company’s management, including the principal executive officer, chief financial officer and principal accounting officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13(a)-15(e). Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13(a)-15(d), the Company’s management, including the chief executive officer, chief financial officer and principal accounting officer, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred in the first fiscal quarter that materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the first fiscal quarter.xyz
     It should be noted that any system of controls, however well designed and operated, can only provide reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part on certain assumptions about the likelihood of future events.
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

Maximum
			Total Number	Number of
			of Shares	Shares that May
		Average	Purchased as	Yet be
	Total Number	Price	Part of Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
Balance as of March 31, 2005	—	—	—	—
April 1-30, 2005	—	$—	—	—
May 1-31, 2005	—	—	—	—
June 1-30, 2005	—	—	—	—

Total	—	$—	—	—

(a)	As a courtesy to stockholders of less than 100 shares and to relieve such stockholders of having to pay a broker’s commission, the Company, although not obligated to do so, has periodically repurchased its common stock at the then most recent closing price of the

Company’s common stock on the last trading day before the stock certificate(s) is actually received by the Company from the stockholder. The number of such shares purchased in any period of time has been minimal; no purchases were made during the quarter ended June 30, 2005.
Item 6. Exhibits
Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a)
Exhibit 31.2 — Certification of Chief Financial Officer Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a)
Exhibit 32.1 — Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13(a)-14(b), 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CabelTel International Corporation

Date: November 21, 2005	By:	/s/ Gene S. Bertcher

President & Chief Financial Officer