Form 10-Q/A
period 2005-06-30
CabelTel International Corp
filed 2005-11-25
CIK 105744

FORM 10-Q/A
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2005
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
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	977,000
(Class)	(Outstanding at November 11, 2005)

AMENDMENT NO. 1 TO
FORM 10-Q QUARTERLY REPORT FOR
CABELTEL INTERNATIONAL CORPORATION
FOR THE FISCAL QUARTER ENDED JUNE 30, 2005
The undersigned Registrant hereby amends the following items, exhibits, or other portions of its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005, as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing.
As a preface to the identification below, the entirety of the Report has been amended to reflect an acquisition of two U.S. entities which are not consolidated into the Company but are maintained in a separate basis. This change was necessitated by certain comments by the Staff of the Securities and Exchange Commission (the ASEC@), which resulted in an appeal to the Office of the Chief Accountant of the SEC. On October 25, 2005, the Office of the Chief Accountant of the SEC provided its determination of the appeal with respect to certain accounting treatment. The appeal was the result of an initial determination and comment by the Staff of the SEC during May 2005, that, in this very unique set of circumstances and in the opinion of the Staff, reverse acquisition accounting treatment may not have been the proper treatment. Management has determined based upon discussions with the Office of the Chief Accountant during such appeal that while the overall acquisition and other contingent aspects of the transaction are a single transaction, the appropriate accounting treatment at this time is recordation of the issuance of the Preferred Stock together with a recordation of a Acontra asset@ in the same amount for the value of the two U.S. corporations and CableTEL AD. The result is that Management of the Company filed a Form 8-K Current Report for event noted October 25, 2005, under Item 4.02, which of necessity requires certain changes in the Annual Report on Form 10-K and the Quarterly Report on Form 10-Q to cover such treatment. This document includes items which are changed are as follows:
•	Page 4, Item 1 — Financial Statements
•	Page 11, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Page 14, Item 3 — Quantitative and Qualitative Disclosures About Market Risk
The balance of the items have not been changed from the original filing and have, accordingly, not been updated to a more current date.

CABELTEL INTERNATIONAL CORPORATION
Index to Quarterly Report on Form 10-Q
Period ended June 30, 2005

Part I: Financial Information

Item 1: Financial Statements
CabelTel International Corporation
Consolidated Balance Sheets
(Amounts in thousands)

	June 30,	December 31,
Assets	2005	2004
	(Unaudited)

Current assets
Cash and cash equivalents	$397	$762
Accounts receivable-trade	359	222
Notes receivable	606	856
Assets held for sale	—	2,925
Other current assets, net	254	103

Total current assets	1,616	4,868

Notes receivable net of deferred income	309	309

Property and equipment, at cost
Land and improvements	2,232	2,232
Buildings and improvements	5,298	5,349
Equipment and furnishings	278	273
Proven oil and gas properties (full cost method)	1,401	1,479

	9,209	9,333

Less accumulated depreciation, depletion and amortization	(786)	(617)

	8,423	8,716

Deferred tax asset	1,161	1,161

Due from CableTEL AD —related party	3,058	951

Deposits	179	36

Other assets	1,455	725

Total assets	$16,201	$16,766

The accompanying notes are an integral part of this statement.

CabelTel International Corporation
Consolidated Balance Sheets — Continued
(Amounts in thousands)

	June 30,	December 31,
Liabilities and Stockholders’ equity	2005	2004
	(Unaudited)
Current liabilities
Current maturities of long-term debt	$2,375	$5,945
Current notes payable	41	240
Accounts payable — trade	581	687
Accrued expenses	1,298	828
Other current liabilities	410	—

Total current liabilities	4,705	7,700

Long-term debt	9,884	7,173

Other non-current liabilities	171	155

Total liabilities	14,760	15,028

Stockholders’ equity
Preferred stock Series B	1	1
Preferred stock Series J	3,150	3,150
Preferred stock Series J contra reserve	(3,150)	(3,150)
Common stock $.01 par value; authorized, 4,000,000 shares; 977,000 shares issued and outstanding	10	10
Additional paid-in capital	55,966	55,966
Retained earnings	(54,536)	(54,239)

	1,441	1,738

Total Liabilities & Stockholders’ Equity	$16,201	$16,766

The accompanying notes are an integral part of this statement.

CabelTel International Corporation
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For The Three Month		For The Six Month
	Period Ended		Period Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenue
Real Estate operations	$1,136	$1,116	$2,236	$2,340
Oil and gas operations	396	323	810	638

	1,532	1,439	3,046	2,978

Operating expenses
Real estate operations	661	727	1,267	1,359
Oil and gas operations	292	245	559	491
Lease expense	231	231	462	455
Depletion, depreciation and amortization	138	100	247	187
Corporate general and administrative	266	260	528	537

	1,588	1,563	3,063	3,029

Operating earnings (loss)	(56)	(124)	(17)	(51)

Other income (expense)
Interest income	28	54	68	128
Interest expense	(133)	(172)	(268)	(453)
Net (loss) on sale of assets	—	—	(118)	—
Equity in net income of affiliated partnership	—	16	—	31
Other	18	55	50	65

	(87)	(47)	(268)	(229)

(Loss) from continuing operations	(143)	(171)	(285)	(280)

(Loss) from discontinued operations	(17)	(34)	(12)	(100)

Net loss applicable to common shares	$(160)	$(205)	$(297)	$(380)

Earnings (loss) per share — basic
Continuing operations	$(0.15)	$(0.18)	$(0.29)	$(0.29)
Discontinued operations	(0.01)	(0.03)	(0.01)	(0.10)

Net loss per share	$(0.16)	$(0.21)	$(0.30)	$(0.39)

Basic weighted average common shares	977	977	977	977
The accompanying notes are an integral part of this statement.

CabelTel International Corporation
Consolidated Statements of Cash Flow
(Amounts in thousands)

	For the six month
	Period Ended June 30,

	2005	2004

	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(297)	$(380)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	247	187
(Gain) on partnership	—	(31)
Loss on sale of assets	118	—
Depreciation from assets classified as discontinued operations	—	69

Changes in operating assets and liabilities
Accounts receivable	(137)	(118)
Other current and non current assets	(1,043)	(195)
Accounts payable and other liabilities	790	(648)

Net cash used in operating activities	(322)	(1,116)

Cash flows provided by (used in) investing activities
Repayment of notes receivable	3,307	879
Purchase of property and equipment, net	(33)	(52)

Net cash provided by investing activities	3,274	827

Cash flows from financing activities
Net advances from affiliates	453	—
Payments on debt	(3,770)	(89)

Net cash used in financing activities	(3,317)	(89)

Net decrease in cash and cash equivalents	(365)	(378)

Cash and cash equivalents at beginning of period	767	688

Cash and cash equivalents at end of period	$397	$310
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
These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004. Operating results for the three and six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for any subsequent quarter or the year ended December 31, 2005.
Note B: Notes Receivable
As a result of the sale of two properties in 2001, the Company holds tax-exempt notes in the amount of $4,030,000 bearing interest at 9.5%. The notes mature on April 1, 2032, and August 1, 2031, respectively. The repayment of the notes and interest thereon is limited to the cash flow of the respective properties either from operations, refinancing or sale. The Company has deferred gains in the amount of $3,721,000 as well as unpaid interest which will be recognized as cash is received.
The Company also sold a property in March 2005 and received a $200,000 non-interest bearing note. The repayment of the notes and interest thereon is limited to the cash flow of the respective properties either from operations, refinancing or sale. Subsequent to the sale, the Company has received payments totaling $30,000 and has deferred gains in the amount of $170,000 which will be recognized as cash is received.

Note C: Long-Term Obligations
Long-term debt is comprised of the following (in thousands):

	June 30,	December 31,
	2005	2004
Notes payable to financial institutions maturing through 2018; fixed and variable interest rates ranging from 5.75% to 11% collateralized by property, fixtures, equipment and the assignment of rents.	$6,402	$7,627
Notes payable to individuals and companies maturing through 2023; fixed and variable interest rates ranging from 10% to 18% collateralized by real property, personal property, fixtures, equipment and the assignment of rents.	2,255	4,590
Notes payable to related parties, bearing interest at rates from 15% to 18%.	3,602	901

	12,259	13,118
Less: current maturities	2,375	5,945

	$9,884	$7,173
Note D: Discontinued Operations
The Company owned an assisted living property in Greenville, South Carolina. In August 2002, the Company leased the property to an unrelated third party who has been operating the property. The monthly lease payments received by the Company approximated the Company’s cost for interest and real estate taxes. In May 2005, the Company sold the property to the lessee for the amount of the existing mortgage on the property, which approximated the Company’s carrying value for the property.
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
In May 2005, the Company sold an assisted living facility in South Carolina. The facility has been classified as an asset held for sale at March 31, 2005. The operations of that property have been reflected as a discontinued operation in 2005 and 2004.

Note E: Segment Reporting
Business Operations
The Company operates two separate distinct businesses
•	The ownership and operation of real estate through one retirement community in King City, Oregon, with a capacity of 114 residents, and ownership and operation of an outlet mall in Gainesville, Texas, with approximately 315,000 square feet of retail space available for lease.

•	The ownership of oil and gas leases in Gregg and Rusk Counties, Texas, on which 48 producing wells were operating as of June 30, 2005.
The segment information and reconciliation to income (loss) from operations are as follows:
Three months ended June 30, 2005 (amounts in thousands):

	Corporate	Real Estate	Oil Operation	Consolidated CIC

Revenue
Real estate operations		1,136		1,136
Oil & gas operations			396	396

		1,136	396	1,532

Operating expenses
Operations		661	292	953
Lease expense	19	212		231
Depletion, depreciation and amortization	2	109	27	138
Corporate general and administrative	266			266

	287	982	319	1,588

Operating earnings (loss)	(287)	154	77	(56)
Interest Income	28			28
Interest (expense)	(55)	(78)		(133)
Other	18			18

Net earnings (loss) from continuing operations	(296)	76	77	(143)

Total assets	5,680	8,740	1,781	16,201

Note E: Segment Reporting — Continued
Six months ended June 30, 2005 (amounts in thousands):

	Corporate	Real Estate	Oil Operation	Consolidated CIC

Revenue
Real estate operations		2,236		2,236
Oil & gas operations			810	810

		2,236	810	3,046

Operating expenses
Operations		1,267	559	1,826
Lease expense	39	423		462
Depletion, depreciation and amortization	4	190	53	247
Corporate general and administrative	528			528

	571	1,880	612	3,063

Operating earnings (loss)	(571)	356	198	(17)
Interest Income	68			68
Interest (expense)	(113)	(155)		(268)
Loss on sale of assets		(42)	(76)	(118)
Other	50

Net earnings (loss) from continuing operations	(566)	159	122	(285)

Total assets	5,680	8,740	1,781	16,201

Item 2:	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Overview
Critical Accounting Policies and Estimates The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments and estimates are based upon the Company’s historical experience, current trends and information available from other sources that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Liquidity and Capital Resources
At June 30, 2005, the Company had current assets of $1,616,000 and current liabilities of $4,705,000. Included in current liabilities is an obligation of principal and accrued interest of $2,830,000, the terms of which are similar to that of preferred stock whereby the Company can only pay this obligation out of available earned surplus.
Cash and cash equivalents at June 30, 2005 were $397,000, as compared with $762,000 at December 31, 2004.
Net cash used by operating activities was $322,000 for the six months ended June 30, 2005. During the six month period the Company had a net loss of $297,000.
Net cash provided in investing activities was $3,274,000 for the six months ended June 30, 2005. In March and April of 2005, the Company sold two assisted living communities and received approximately $3,000,000 which approximated their book value. The proceeds were primarily used to pay off the existing mortgages.
Net cash flow used in financing activities was $3,317,000 in the six months ended June 30, 2005. The additional funds received for the sale of the two properties was used to pay off the existing mortgages on those properties.
Results of Operations
The Company reported a net loss of $160,000 and $297,000 for the three and six months ended June 30, 2005, as compared to a net loss of $205,000 and $380,000 for the three and six months ended June 30, 2004.
For the three and six months ended June 30, 2005, the Company recorded revenues of $1,136,000 and $2,236,000 for its real estate operations, as compared to $1,116,000 and $2,340,000 for the three and six months ended June 30, 2004. The Company’s retirement property is fully occupied and it is anticipated that it will remain so during 2005. The Company’s retail shopping mall was approximately 76% occupied at June 30, 2005.
For the three and six months ended June 30, 2005, revenue for the oil and gas operation was $396,000 and $810,000, as compared to $323,000 and $638,000 for the three and six months ended June 30, 2004. The increase was due principally to the increase in the price of oil.

For the three and six months ended June 30, 2005, real estate operating expenses were $661,000 and $1,267,000, as compared to $727,000 and $1,359,000 for the three and six months ended June 30, 2004. The decrease was due principally to a reduction in operating costs for the Gainesville outlet mall.
For the three and six months ended June 30, 2005, operating expenses for the oil and gas operation were $292,000 and $559,000, as compared to $245,000 and $559,000 for the three and six months ended June 30, 2004. The increase was due principally to well repairs incurred in 2005.
For the three and six months ended June 30, 2005, the depletion, depreciation and amortization expense was $138,000 and $247,000, as compared to $100,000 and $187,000 for the three and six months ended June 30, 2004. The increase was due to the additional depreciable asset — the Gainesville outlet mall.
For the three and six months ended June 30, 2005, interest income was $28,000 and $68,000, as compared to $54,000 and $128,000 for the three and six months ended June 30, 2004. The decrease was due principally to a reduction in notes receivable in 2005, as compared to 2004.
Interest expense was $133,000 and $268,000 for the three months and six months ended June 30, 2005, as compared to $172,000 and $453,000 for the three months and six months ended June 30, 2004. The decrease was due principally to the refinancing of the Gainesville outlet mall.
Loss on the sale of assets was $118,000 for the six months ended June 30, 2005. The Company sold certain of its non-producing oil wells when it was determined that we were unlikely to operate them in the future. The Company incurred a loss of $76,000 on the sale. The Company also incurred certain legal and closing costs in its sale of the assisted living property in North Carolina.
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
Item 4. Controls and Procedures
As required by Rule 13(a)-15(b), the Company’s management, including the principal executive officer, chief financial officer and principal accounting officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13(a)-15(e). Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13(a)-15(d), the Company’s management, including the chief executive officer, chief financial officer and principal accounting officer, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred in the first fiscal quarter that materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the first fiscal quarter.
It should be noted that any system of controls, however well designed and operated, can only provide reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part on certain assumptions about the likelihood of future events.
Part II: Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the period of time covered by this report, CabelTel International Corporation did not repurchase any of its equity securities. The following table sets forth a summary for the quarter, indicating no repurchases were made and that, at the end of the period covered by this report, no specified number of shares may be purchased under any program in place.

Maximum
			Total Number of	Number of
			Shares	Shares that May
			Purchased as	Yet be
	Total Number	Average Price	Part of Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)

Balance as of March 31, 2005	—	—	—	—
April 1-30, 2005	—	$—	—	—
May 1-31, 2005	—	—	—	—
June 1-30, 2005	—	—	—	—

Total	—	$—	—	—

(a)	As a courtesy to stockholders of less than 100 shares and to relieve such stockholders of having to pay a broker’s commission, the Company, although not obligated to do so, has periodically repurchased its common stock at the then most recent closing price of the Company’s common stock on the last trading day before the stock certificate(s) is actually received by the Company from the stockholder. The number of such shares purchased in any period of time has been minimal; no purchases were made during the quarter ended June 30, 2005.

Item 6. Exhibits
The following exhibits are filed herewith or incorporated by reference as indicated below.
Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Rule 13(a)-14(a) or Rule 15(d)-14(a)
Exhibit 31.2 — Certification of Chief Financial Officer Pursuant to Rule 13(a)-14(a) or Rule 15(d)-14(a)
Exhibit 32.1 — Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13(a)-14(b), 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

CabelTel International Corporation
Date: November 21, 2005	By:	/s/ Gene S. Bertcher
President & Chief Financial Officer