Form 10-Q
period 2005-09-30
CabelTel International Corp
filed 2005-11-25
CIK 105744

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                    TO
Commission File Number 000-8187
CABELTEL INTERNATIONAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-2399477

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1755 Wittington Place, Suite 340
Dallas, Texas
(Address of principal executive offices)
75234
(Zip Code)
(972) 407-8400
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year,
if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐. No ☑.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐. No ☐.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value (Class)	977,000 (Outstanding at November 11, 2005)

CABELTEL INTERNATIONAL CORPORATION
Index to Quarterly Report on Form 10-Q
Period ended September 30, 2005

Part I: Financial Information
Item 1: Financial Statements
CabelTel International Corporation
Consolidated Balance Sheets
(Amounts in thousands)

Assets	September 30,	December 31,
	2005	2004
	(Unaudited)

Current assets
Cash and cash equivalents	$418	$762
Accounts receivable-trade	352	222
Note receivable	456	856
Property held for sale	—	2,925
Other current assets	323	103

Total current assets	1,549	4,868

Notes receivable net of deferred income	309	309
Property and equipment, at cost
Land and improvements	2,232	2,232
Buildings and improvements	5,298	5,349
Equipment and furnishings	286	273
Proven oil and gas properties (full cost method)	1,401	1,479

	9,217	9,333

Less accumulated depreciation and depletion	875	617

	8,342	8,716

Deferred tax asset	1,161	1,161

Due from CableTEL AD — related party	4,634	951

Deposits	195	36

Other assets	1,443	725

	$17,633	$16,766

The accompanying notes are an integral part of this statement.

CabelTel International Corporation
Consolidated Balance Sheets — Continued
(Amounts in thousands, except share amounts)

	September 30,	December 31,
Liabilities and Stockholders' equity	2005	2004

	(Unaudited)

Current liabilities
Current maturities of long-term debt	$2,375	$5,945
Current notes payable	17	240
Accounts payable — trade	768	687
Accrued expenses	1,447	828
Other current liabilities	447	—

Total current liabilities	5,054	7,700

Long-term debt	11,258	7,173

Other long term liabilities	174	155

Total liabilities	16,486	15,028

Stockholders’ equity
Preferred stock, Series B	1	1
Preferred stock, Series J 2%	3,150	3,150
Preferred stock, Series J 2% contra equity	(3,150)	(3,150)
Common stock $.01 par value; authorized, 4,000,000 shares; 977,000 shares issued and outstanding	10	10
Additional paid-in capital	55,966	55,966
Accumulated deficit	(54,830)	(54,239)

	1,147	1,738

	$17,633	$16,766

The accompanying notes are an integral part of this statement.

CabelTel International Corporation
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For The Three Month		For The Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenue
Real estate operations	$969	$1,287	$3,205	$3,627
Oil and gas operations	472	358	1,282	996

	1,441	1,645	4,487	4,623

Operating expenses
Real estate operations	702	650	1,969	2,009
Oil and gas operations	322	267	881	758
Lease expense	230	231	692	686
Depletion, depreciation and amortization	123	73	370	260
Corporate general and administrative	256	237	784	774

	1,633	1,458	4,696	4,487

Operating earnings (loss)	(192)	187	(209)	136

Other income (expense)
Interest income	22	51	90	179
Interest expense	(151)	(320)	(419)	(773)
Net gain on sale of assets	—	1,409	(118)	1,409
Equity in net income of affiliated partnership	—		— --	31
Other	27	(714)	77	(649)

	(102)	426	(370)	197

Earnings from continuing operations	(294)	613	(579)	333

Discontinued operations
Loss from operations	—	10	(12)	(90)

Net earnings	(294)	623	(591)	243

Net earnings per common share — basic and diluted	$(0.28)	$0.64	$(0.54)	$0.25

Weighted average of common and equivalent shares outstanding — basic and diluted	977	977	977	977
The accompanying notes are an integral part of this statement.

CabelTel International Corporation
Consolidated Statements of Cash Flow
(Amounts in thousands)

	For the nine month
	Period Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net earnings (loss)	$(591)	$243
Adjustments to reconcile net earnings (loss) to net cash used in operating activities
Depreciation and amortization	370	260
Gain (loss) on sale of assets	118	(740)
Depreciation on discontinued operations	—	65
Equity in net (income) of partnership	—	(31)
Changes in operating assets and liabilities
Accounts receivable	(130)	(236)
Other current and non current assets	(1,150)	739
Accounts payable and other liabilities	1,166	(705)

Net cash used in operating activities	(217)	(405)

Cash flows used in investing activities
Repayment of notes receivable	400	—
Proceeds from the sale of property	3,057	109
Purchase of property and equipment	(41)	(99)

Net cash provided by investing activities	3,416	10

Cash flows from financing activities
Net advances from affiliates	257	—
Payments on debt	(3,800)	(6,469)
Borrowings	—	6,500

Net cash (used in) provided by financing activities	(3,543)	31

NET DECREASE IN CASH AND		(364)
CASH EQUIVALENTS	(344)

Cash and cash equivalents at beginning of period	762	688

Cash and cash equivalents at end of period	$418	$324

The accompanying notes are an integral part of this statement.

Notes To Consolidated Financial Statements
For the Unaudited Three and Nine Months Ended September 30, 2005 and 2004
Note A: Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of CabelTel International Corporation and its majority-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and accounts have been eliminated.
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
These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for any subsequent quarter or the year ended December 31, 2005.
Note B: Notes Receivable and Deferred Gain From Sale Of Property
As a result of the sale of two properties in 2001, the Company holds tax-exempt notes in the amount of $4,030,000, bearing interest at 9.5%. The notes mature on April 1, 2032, and August 1, 2031, respectively. The repayment of the notes and interest thereon is limited to the cash flow of the respective properties either from operations, refinancing or sale. The Company has deferred gains in the amount of $3,721,000 as well as unpaid interest, which will be recognized as cash is received.
The Company also sold a property in March 2005 and received a $200,000 non-interest bearing note. The repayment of the notes and interest thereon is limited to the cash flow of the respective properties either from operations, refinancing or sale. Subsequent to the sale the Company has received payments totaling $35,000 and has deferred gains in the amount of $165,000, which will be recognized as cash is received.

Note C: Long-Term Obligations
Long-term debt is comprised of the following (in thousands):

	September 30,	December 31,
	2005	2004
Notes payable to financial institutions maturing through 2018 at variable and fixed interest rates ranging from 5.75% to 11% and collateralized by real property, fixtures, equipment and the assignment of rents	$6,372	$7,627

Notes payable to individuals and companies maturing through 2023 at variable and fixed interest rates ranging from 10% to 18% and collateralized by real property, personal property, fixtures, equipment and the assignment of rents	2,255	4,590

Notes payable to related parties bearing interest at rates ranging from 15% to 18%	5,006	901
	13,633	13,118

Less: current maturities	2,375	5,945

	$11,258	7,173
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

NOTE E: Segment Reporting
Business Operations
     The Company operates two separate distinct businesses
•     The ownership and operation of real estate through one retirement community in King City, Oregon, with a capacity of 114 residents and ownership and operation of an outlet mall, with approximately 315,000 square feet of retail space available for lease, in Gainesville, Texas.
•     The ownership of oil and gas leases in Gregg and Rusk Counties, Texas, on which 48 producing wells were operating as of September 30, 2005.
     The segment information and reconciliation to income (loss) from operations are as follows:

			Oil	Consolidated
	Corporate	Real Estate	Operation	CIC

Three months ended September 30, 2005 (amounts in thousands)
Revenue
Real estate operations		969		969
Oil & gas operations			472	472

		969	472	1,441

Operating expenses
Operations		702	322	1,024
Lease expense	19	211		230
Depletion, depreciation and amortization	2	96	25	123
Corporate general and administrative	256			256

	277	1,009	347	1,633

Operating earnings (loss)	(277)	(40)	125	(192)

Interest Income	22			22
Interest (expense)	(73)	(78)		(151)
Other	27			27

Net earnings (loss) from continuing operations	(24)	(78)		(102)

Total assets	6,920	8,836	1,877	17,633

NOTE E: Segment Reporting — Continued

		Real	Oil
	Corporate	Estate	Operations	Consolidated

Nine months ended September 30, 2005 (amounts in thousands)
Revenue
Real estate operations		3,205		3,205
Oil & gas operations			1,282	1,282

		3,205	1,282	4,487

Operating expenses
Operations		1,969	881	2,850
Lease expense	58	634		692
Depletion, depreciation and amortization	6	286	78	370
Corporate general and administrative	784			784

	848	2,889	959	4,696

Operating earnings (loss)	(848)	316	323	(209)
Interest Income	90			90
Interest (expense)	(170)	(249)		(419)
Loss on sale of assets		(42)	(76)	(118)
Other	77			77

	(3)	(291)	(76)	(370)

Net earnings (loss) from continuing operations	(851)	25	247	(579)
Total assets	6,920	8,836	1,877	17,633
Item 2: Management’s Discussion And Analysis Of Financial ConditionAnd Results Of Operations
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
Liquidity and Capital Resources
At September 30, 2005, the Company had current assets of $1,549,000 and current liabilities of $5,054,000. Included in current liabilities is an obligation of principal and accrued interest of $2,830,000, the terms of which are similar to that of preferred stock, whereby the Company can only pay this obligation out of available earned surplus.
Cash and cash equivalents at September 30, 2005 were $418,000.
Net cash used by operating activities was $217,000 for the nine months ended September 30, 2005. During the nine month period the Company had a net loss of $591,000.
Net cash provided in investing activities was $3,416,000 for the nine months ended September 30, 2005, as compared to $10,000 for the nine months ended September 30, 2004. In March and April of 2005, the Company sold two assisted living communities and received approximately $3,000,000, which approximated book value for the properties. The proceeds were primarily used to pay off the existing mortgages.
Net cash flow used in financing activities was $3,543,000 in the nine months ended September 30, 2005, as compared to net cash flow provided in financing activities $31,000 for the nine months ended September 30, 2004. The additional funds received for the sale of the two properties was used to pay off the existing mortgages on those properties.
Results of Operations
The Company reported a net loss of $294,000 and $591,000 for the three and nine months ended September 30, 2005, as compared to net earnings of $623,000 and $243,000 for the three and nine month periods ending September 30, 2004.

For the three and nine months ended September 30, 2005, the Company recorded revenues of $969,000 and $3,205,000 for its real estate operations, as compared to $1,287,000 and $3,627,000 for the three and nine months ended September 30, 2004. The Company’s retirement property is fully occupied and it is anticipated that it will remain so during 2005. The decrease in revenue in 2005, as compared to 2004, is due to reduced rents at the Gainesville outlet mall.
For the three and nine months ended September 30, 2005, revenues for the oil and gas operation was $472,000 and $1,282,000, as compared to $358,000 and $996,000 for the three and nine months ended September 30, 2004. The increase was due principally to the increase in the price of oil.
For the three and nine months ended September 30, 2005, real estate operating expenses were $702,000 and $1,969,000, as compared to $650,000 and $2,009,000 for the three and nine months ended September 30, 2004. The increase was due principally to increases in operating costs for the Gainesville outlet mall during the third quarter of 2005.
For the three and nine months ended September 30, 2005, operating expenses for the oil and gas operation were $322,000 and $881,000, as compared to $267,000 and $758,000 for the three and nine months ended September 30, 2004. The increase was due principally to well repairs incurred in 2005.
For the three and nine months ended September 30, 2005, the depletion, depreciation and amortization expense was $123,000 and $370,000, as compared to $73,000 and $260,000 for the three and nine months ended September 30, 2004. The increase was due to one additional depreciable asset - the Gainesville outlet mall.
For the three and nine months ended September 30, 2005, interest income was $22,000 and $90,000, as compared to $51,000 and $179,000 for the three and nine months ended September 30, 2004. The decrease was due principally to a reduction in notes receivable in 2005, as compared to 2004.
Interest expense was $151,000 and $419,000 for the three months and nine months ended September 30, 2005, as compared to $320,000 and $773,000 for the three months and nine months ended September 30, 2004. The decrease was due principally to the refinancing of the Gainesville outlet mall.
Loss on the sale of assets was $118,000 for the nine months ended September 30, 2005. The Company sold certain of its non-producing oil wells when it was determined that we were unlikely to operate them in the future. The Company incurred a loss of $76,000. The Company also incurred certain legal and closing costs in its sale of the assisted living property in North Carolina.
Forward Looking Statements
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this filing that are not historical or current facts deal with potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience involving any one or more of such matters and subject areas relating to interest rate fluctuations, ability to obtain adequate debt and equity financing, demand, pricing, competition, construction, licensing, permitting, construction delays on new developments, contractual and licensure, and other delays on the disposition, transition, or restructuring of currently or previously owned, leased or managed properties in the Company’s portfolio, and the ability of the Company to continue managing its costs and cash flow while maintaining high occupancy rates and market rate charges in its retirement community. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company’s current expectations regarding the relevant matter of subject area. These and other risks and uncertainties are detailed in the Company’s reports filed with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.
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
It should be noted that any system of controls, however well designed and operated, can only provide reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based, in part, on certain assumptions about the likelihood of future events.
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

				Total Number of Shares	Maximum Number of Shares that May
	Total Number of	Average Price		Purchased as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per Share		Announced Program	Under the Program(a)
Balance as of March 31, 2005	—		—	—	—
April 1-30, 2005	¯	$	¯	¯	—
May 1-31, 2005	¯		¯	¯	—
June 1-30, 2005	¯		¯	¯	—

Total	¯	$	¯	¯	—

(a)	As a courtesy to stockholders of less than 100 shares and to relieve such stockholders of having to pay a broker’s commission, the Company, although not obligated to do so, has periodically repurchased its common stock at the then most recent closing price of the Company’s common stock on the last trading day before the stock certificate(s) is (are) actually received by the Company from the stockholder. The number of such shares purchased in any period of time has been minimal; no purchases were made during the quarter ended June 30, 2005.

Item 6. Exhibits.
     The following exhibits are filed herewith or incorporated by reference indicated below:

Exhibit No.	Exhibit Description
31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, of Principal Executive Officer.

31.2*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, of Chief Financial Officer.

32.1*	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*Filed herewith.

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CabelTel International Corporation

Date: November 21, 2005	By:	/s/GeneS.Bertcher

President
Chief Financial Officer