Form 10-K/A
period 2004-12-31
CabelTel International Corp
filed 2006-01-17
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A\
                                 Amendment No. 4
(Mark One)

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF
                       THE SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended   December 31, 2004
                            ----------------------------------------------------

                                       OR

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-08187

                       CabelTel International Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                             75-2399477
-------------------------------                  -------------------------------
(State or other jurisdiction of                    (IRS Employer Identification
 Incorporation or organization)                               Number)

1755 Wittington Place, Suite 340, Dallas, Texas                  75234
-----------------------------------------------        -------------------------
    (Address of principal executive offices)                    (Zip Code)

Registrant's Telephone Number, including area code         (972) 407-8400
                                                       -------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of each exchange on which registered
Common Stock, $0.01 par value                    American Stock Exchange
-----------------------------          -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No X]

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

         The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the American Stock Exchange as of June 30, 2004 (the last business day of the Registrant's most recently completed second fiscal quarter) was $2,424,000 based upon a total of 977,004 shares held as of June 30, 2004 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

         As of January 12, 2006, there were 977,004 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                               AMENDMENT NO. 4 TO
                         ANNUAL REPORT ON FORM 10-K FOR
                       CABELTEL INTERNATIONAL CORPORATION


         The undersigned Registrant hereby further amends the following items, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in Amendment No. 3 to Form 10-K dated November 18, 2005:

         o        Page 2 - Amendment No. 3 explanation page; and

         o        Page 9 - Recent Acquisition of CableTEL AD; and

         o        Page 22 - Item 8 - Financial Statements (also F-1 following).

         The balance of the items have not been changed from Amendment No. 3 or the original filing and have accordingly not been updated to any current date.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly-authorized.

         Date:  January 16, 2006.

                                        CABELTEL INTERNATIONAL CORPORATION



                                        By: /s/ Gene S. Bertcher
                                           -------------------------------------
                                           Gene S. Bertcher, President and Chief
                                           Financial Officer

                               AMENDMENT NO. 3 TO
                           FORM 10-K ANNUAL REPORT FOR
                       CABELTEL INTERNATIONAL CORPORATION
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004


         The undersigned Registrant hereby amends the following items, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing.

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

         o        Page 16, Item 6 - Selected Financial Data.

         o Page 17, Item 7 - Management's Discussion and Analysis of Results of Operation.

         o Page 22, Item 7(a) - Quantitative and Qualitative Disclosures About Market Risk.

         o        Page 22, Item 8 - Financial Statements (also F-1 following).

         Separate  audited  financial  statements of CableTEL AD are included as
Exhibit 99.1 because the Registrant intends to seek approval of an exchange of 2% Series J Preferred Stock for Common Stock of the Registrant (see "Recent Acquisition of CableTEL AD" at page 9), and upon consummation of that exchange transaction, a reverse acquisition would be recorded with the CableTEL AD financial statements as the accounting acquirer, and therefore are relevant to investors.

         Management is not aware of any non-compliance by the Company as regards applicable regulatory requirements that would have a material adverse effect on the Company's financial condition or results of operations.

Recent Acquisition of CableTEL AD

         On October 12, 2004, CIC acquired, for 31,500 shares of newly-designated 2% Series J Preferred Stock, 74.8% of CableTEL AD ("CableTEL"), a Bulgarian telecommunications company. The terms of the acquisition agreement require CIC to present a proposal to its stockholders to approve the mandatory exchange of all shares of Series J Preferred Stock into 8,788,500 shares of common stock which, if approved by stockholders, would represent 90% of the resulting total issued and outstanding shares of common stock in CIC. As of the date of this report, the exchange has not occurred.

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

         If the stockholders of CIC approve the transaction, it would effectively give the owners of CableTEL AD the controlling interest in CIC. Due to the effective change in control, by virtue of the aforementioned exchange into common stock, this transaction will be accounted for, upon the exchange, as a "reverse acquisition," with CableTEL AD being the accounting acquirer and with CIC accounted for as if it had been acquired on the exchange date. Separate audited financial statements of CableTEL AD are included as an exhibit to this report because, upon completion the exchange, such financial statements will be that of the accounting acquirer and are therefore relevant to investors.

         CableTEL AD is the largest cable television ("CATV") operator in the Country of Bulgaria. In addition, CableTEL AD has built a fiber optic backbone (the "backbone") consisting of three ducts around Bulgaria at a total cost of $29,872,500. CableTEL AD intends to keep one duct for its own use and sell the remaining two ducts to unrelated third parties to offset the cost of building the ducts.

         CableTEL AD's marketing is centralized in its Sofia, Bulgaria headquarters. Given the acquisitions strategy of CableTEL AD, the Sales and Marketing Department has developed a re-branding strategy to quickly bring new operations up to CableTEL AD communication standards and preserve the overall strength of the CableTEL AD brand.

         In addition to CATV, CableTEL AD provides internet service, VoIP (internet telephony) and mobile phone services. The company is well-positioned from both a marketing and quality approach to being a strong competitor in its markets.

         CableTEL AD has 384 employees (372 full-time and 12 part-time) in Bulgaria. It leases its headquarters and owns no property. The technical nature of its business requires a high capital cost.

         For further information on CableTEL AD, please refer to Note A in the accompanying financial statements and the separate audited financial statements of CableTEL AD included as Exhibit 99.1.

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


/s/ GRANT THORNTON LLP

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


               CabelTel International Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)

                                                                     Year ended December 31,
                                                               2004           2003           2002
                                                           ------------    -----------    -----------
Revenue
    Real estate operations                                 $      4,813    $     2,598    $     3,300
    Oil and gas operations                                        1,410            449           --
                                                           ------------    -----------    -----------
                                                                  6,223          3,047          3,300
                                                           ------------    -----------    -----------
Operating expenses
    Real estate operations                                        2,925            996          1,366
    Oil and gas operations                                        1,003            400           --
    Lease expense                                                   917            969          1,112
    Depreciation, depletion, and amortization                       570            160            300
    General and administrative                                    1,715          1,111          2,329
    Write-down of assets                                           --             --              266
                                                           ------------    -----------    -----------
                                                                  7,130          3,636          5,373
                                                           ------------    -----------    -----------

                           Operating loss                          (907)          (589)        (2,073)

Other income (expense)
    Interest income                                                 213            304            412
    Interest expense                                               (991)          (498)          (840)
    Gain on sale of assets, net                                   1,456          1,058            930
    Other income (expense), net                                    (403)           342         (1,153)
                                                           ------------    -----------    -----------
                                                                    275          1,206           (651)
                                                           ------------    -----------    -----------

Earnings (loss) from continuing operations
    before income taxes                                            (632)           617         (2,724)

Income tax expense                                                 --             --              749

             Earnings (loss) from continuing operations            (632)           617         (3,473)
                                                           ------------    -----------    -----------

Discontinued operations
    Loss from operations                                           (184)          (395)          (899)
    Loss on disposal, (including taxes of $440 in 2002)            --             --           (4,001)
                                                           ------------    -----------    -----------
       Loss from discontinued operations                           (184)          (395)        (4,900)
                                                           ------------    -----------    -----------

Net earnings (loss)                                                (816)           222         (8,373)
Preferred dividend requirement                                     --             --               (4)
                                                           ------------    -----------    -----------

Net earnings (loss) applicable to common shares            $       (816)   $       222    $    (8,377)
                                                           ============    ===========    ===========

Earnings (loss) per share - basic
    Continuing operations                                  $      (0.65)   $      0.87    $     (4.84)
    Discontinued operations                                       (0.19)         (0.56)         (6.83)
                                                           ------------    -----------    -----------
                   Net earnings (loss) per share           $      (0.84)   $      0.31    $    (11.67)

Basic weighted average common shares                                977            706            718



         The accompanying notes are an integral part of this statement.


               CabelTel International Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                      Year ended December 31,
                                                               2004            2003            2002
                                                           ------------    ------------    ------------
Cash flows from operating activities
   Net earnings (loss)                                     $       (816)   $        222    $     (8,373)
   Adjustments to reconcile net earnings (loss) to net
      Cash provided by (used in) operating activities
         Depreciation and amortization                              570             160             300
             Depreciation from assets classified as
               discontinued operations                             --               170              21
         (Gain) loss from affiliates                             (1,247)           (131)            612
         (Gain) loss on sale of properties                         (209)         (1,058)          3,561
         Write-down of impaired assets                              147            --               266
         Deferred income taxes                                     --              --             1,189
         Changes in operating assets and liabilities
             Accounts receivable - trade                           (122)            (45)            395
             Other current and non-current assets                  (132)            174            (927)
             Accounts payable and other liabilities                (357)             22            (929)
                                                           ------------    ------------    ------------

                Net cash provided by (used in)
                     operating activities                        (2,166)           (486)         (3,885)

Cash flows from investing activities
   Purchase of property and equipment                              (845)         (1,225)           (285)
   Net repayment of notes receivable                              1,579             334            --
   Proceeds from sale of investments                               --              --             1,098
   Proceeds from sale of properties                                --               126           7,460
                                                           ------------    ------------    ------------

                Net cash provided by (used in)
                     investing activities                           734            (765)          8,273
                                                           ------------    ------------    ------------

Cash flows from financing activities
   Proceeds from common stock issuance                             --               792            --
   Proceeds from borrowings                                       6,500             500           1,730
   Payments on debt                                              (5,591)            (90)         (6,699)
   Distributions from equity partnerships'
      financing cash flow                                           507              85            --
   Dividends on preferred stock                                    --              --                (4)
   Repurchase of common stock                                      --                (9)           --
   Net advances from affiliates                                      90            --              --
                                                           ------------    ------------    ------------

                Net cash provided by (used in)
                     financing activities                         1,506           1,278          (4,973)
                                                           ------------    ------------    ------------

               Net increase (decrease) in cash
                     and cash equivalents                            74              27            (585)
Cash and cash equivalents at beginning of year                      688             661           1,246
                                                           ------------    ------------    ------------

Cash and cash equivalents at end of year                   $        762    $        688    $        661


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


               CabelTel International Corporation and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

                                                                                 Series J
                                          Series B            Series J        Preferred stock             Common
                                      Preferred stock     Preferred stock      Contra Equity              Stock
                                     -----------------   -----------------   ------------------    ------------------
                                     Shares     Amount    Shares    Amount    Shares     Amount     Shares     Amount
                                     -------   -------   -------   -------   -------    -------    -------    -------
Balance at January 1, 2002                 1         1      --        --        --         --          718          7

  Write-off of stock purchase
      notes receivable                  --        --        --        --        --         --          (30)      --
  Dividend on preferred stock           --        --        --        --        --         --         --         --
  Other                                 --        --        --        --        --         --         --         --
  Stock purchase notes receivable
    reclassified as a reduction of
    related party debt                  --        --        --        --        --         --         --         --
  Netloss                               --        --        --        --        --         --         --         --
                                     -------   -------   -------   -------   -------    -------    -------    -------
Balance at December 31, 2002               1         1      --        --        --         --          688          7

  Dividend on preferred stock           --        --        --        --        --         --         --         --
  Conversion of obligation to           --        --        --        --        --         --           23       --
    common stock
  Common stock acquired                 --        --        --        --        --         --           (5)      --
  Common stock issued                   --        --        --        --        --         --          271          3
  Net earnings                          --        --        --        --        --         --         --         --
                                     -------   -------   -------   -------   -------    -------    -------   -------
Balance at December 31, 2003               1         1      --        --        --         --          977         10
  Net loss
  Issuance of Series J
    preferred stock                     --        --          32     3,150       (32)    (3,150)      --         --
  Net loss                              --        --        --        --        --         --         --         --
                                     -------   -------   -------   -------   -------    -------    -------    -------
                                           1         1        32     3,150       (32)    (3,150)       977         10
                                     =======   =======   =======   =======   =======    =======    =======    =======
                                                                Stock
                                     Additional    Accum-      Purchase
                                       paid in     ulated       Notes
                                       capital     deficit    Receivable     Total
                                     ----------    -------    ----------    -------
Balance at January 1, 2002               56,896    (45,268)       (2,367)     9,269

  Write--off of stock purchase
      notes receivable                   (1,908)      --           1,905         (3)
  Dividend on preferred stock              --           (4)         --           (4)
  Other                                    --         --              12         12
  Stock purchase notes receivable
    reclassified as a reduction of
    related party debt                     --         --             450        450
  Netloss                                  --       (8,373)         --       (8,373)
                                     ----------    -------    ----------    -------
Balance at December 31, 2002             54,988    (53,645)         --        1,351

  Dividend on preferred stock              --         --            --         --
  Conversion of obligation to              --         --            --         --
    common stock
  Common stock acquired                      (9)      --            --           (9)
  Common stock issued                       987       --            --          990
  Net earnings                             --          222          --          222
                                     ----------    -------    ----------    -------
Balance at December 31, 2003             55,966    (53,423)         --        2,554
  Net loss
  Issuance of Series J
    preferred stock                        --         --            --         --
  Net loss                                 --         (816)         --         (816)
                                     ----------    -------    ----------    -------
Balance at December 31, 2004             55,966    (54,239)         --        1,738
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

    Reported and pro forma net earnings (loss) and net earnings (loss) per share amounts are set forth below (in thousands, except per share data):


                                                             2004         2003          2002
                                                           -----------------------------------
    Net earnings (loss) allocable to common stockholders
         As reported                                       $   (816)    $    222     $ (8,377)
         Deduct:  total stock-based compensation under
             fair value based method for all awards            --            (43)        (464)

         Pro forma                                         $   (816)    $    179     $ (8,841)

    Net earnings (loss) per share
         As reported                                       $  (0.84)    $   0.31     $ (23.33)
         Pro forma                                         $  (0.84)    $   0.25     $ (24.63)


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

NOTE E - NOTES PAYABLE

    LONG TERM DEBT

    Long-term debt is comprised of the following (in thousands):

                                                                December 31,
                                                              2004        2003
    Notes payable to financial institutions maturing
    through 2018; fixed and variable interest rates
    ranging from 5.75% to 11% collateralized by real
    property, fixtures, equipment and the assignment
    of rents                                                  7,627        2,109

    Notes payable to individuals and companies
    maturing through 2023; variable and fixed
    interest rates ranging from 10% to 18%;
    collateralized by real property, personal property,
    fixtures, equipment and the assignment of rents
                                                              4,590        4,106

    Notes payable to related parties bearing interest
    at rates ranging From 15% to 18%                            901          528
                                                             13,118        6,743
                                                         -----------------------
       Less current maturities                                4,780        4,690
                                                         =======================
                                                              8,338        2,053
                                                         =======================

    Aggregate annual principal maturities of long-term debt at December 31, 2004 are as follows (in thousands):

    2005                                                                   4,780
    2006                                                                   1,118
    2007                                                                     250
    2008                                                                     273
    2009                                                                   6,085
    Thereafter                                                               612
                                                                       ---------

                                                                       $  13,118
                                                                       =========

NOTE F - OPERATING LEASES

    The Company leases an assisted living community under an operating lease in which the basic term expires December 31, 2011, and has operating leases for equipment and office space. The leases generally provide that the Company pay property taxes, insurance and maintenance.

    Future minimum payments following December 31, 2004, are as follows (in thousands):

2005                                                                   $     898
2006                                                                         898
2007                                                                         914
2008                                                                         853
2008                                                                         870
Thereafter                                                                 2,717
                                                                       ---------

                                                                       $   7,150
                                                                       =========

    Lease  expense  in  2004,  2003  and  2002  was  $917,   $969,  and  $1,112,
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

    Following is the unaudited condensed financial statements of CREI at December 31, 2002 (in thousands):

                                  Balance Sheet
                                                                        2002
                                                                     ----------
    Current assets                                                   $       67
    Notes receivable                                                        994
    Other assets                                                            171
                                                                     ----------
                                                                     $    1,232

    Current liabilities                                              $      248
    Deferred gain                                                           994
                                                                     ----------
                                                                          1,242
    Partners' equity (deficit)                                              (10)
    Distributions                                                          --
                                                                     ----------
                                                                     $    1,232
                             Statement of Operations
    Revenue                                                          $    2,233
    Expenses
       Operating                                                          1,284
       Depreciation                                                         747
       General and administrative                                           111
       Interest                                                           1,328
                                                                     ----------
                                                                          3,470
    Gain on sale of properties                                            1,322
                                                                     ----------

       Net income                                                    $       85
                                                                     ==========


NOTE H -  EARNINGS PER SHARE

    The following table sets forth the computations of pro forma basic and diluted earnings per share from continuing operations (in thousands, except per share data):

                                                                     Year ended December 31,
                                                             -------------------------------------
                                                                2004          2003         2002
    Numerator:
       Net income (loss) from continuing operations          $     (632)   $      617   $   (3,473)

    Denominator:
       Shares used in basic earnings per share calculation          977           706          718

    Effect of diluted securities:
       Employee stock options                                      --              80         --
       Warrants                                                    --            --           --

       Shares used in diluted earnings per share
         calculations                                               977         1,057          718

    Pro forma basic earnings per share                       $    (0.65)   $     0.87   $     4.84

    Pro forma diluted earnings per share                     $    (0.65)   $     0.54   $     4.84


NOTE I  - INCOME TAXES

    At December 31, 2004, the Company had net operating loss carry forwards of approximately $23,000,000, which expire between 2004 and 2022. However, approximately $7,900,000 of these net operating loss carryforwards have limitations that restrict utilization to approximately $1,530,000 for any one year.

    The following is a summary of the components of income tax expense of continuing operations (in thousands):

                                                         Year ended
                                                        December 31,
                                               2004         2003         2002
                                            ------------------------------------
    Current - state                         $     --     $      --    $      --
    Deferred - federal                            --            --           749
                                            ------------------------------------

                                                  --            --           749
                                            ------------------------------------

    Deferred tax assets and liabilities were comprised of the following (in thousands):

                                                                Year ended
                                                               December 31,
                                                             2004        2003
                                                           --------------------
    Deferred tax assets:
         Net operating loss carryforwards                  $  7,869    $  7,163
         Notes receivable                                      --           680
         Alternative minimum tax carryforwards                  324         235
         Accounts receivable                                   --          --
         Accrued expenses                                      --         2,241
         Financing obligations                                 --          --
         Other                                                  386         583

         Total deferred tax assets                            8,579      10,902

    Deferred tax liabilities - property and equipment          --        (3,198)
    Valuation allowance                                      (7,418)     (6,543)

         Net deferred tax asset                            $  1,161    $  1,161


    Following is a reconciliation of income tax expense attributable to continuing operations with the amount of tax computed at the federal statutory rate of 34% (in thousands):


                                                                   Year ended
                                                                  December 31,
                                                          2004        2003        2002
                                                        --------------------------------
    Tax expense (benefit) at the statutory rate         $   (216)   $     75    $ (1,019)
    State taxes net of federal benefit                      --          --          --
    Change in deferred tax asset valuation allowance,
         attributable to continuing operations               216         (75)      1,768
    Other                                                   --          --          --

                                                        --------------------------------
    Tax expense                                         $   --      $   --           749
                                                        --------------------------------

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

NOTE J - STOCKHOLDERS' EQUITY

    Outstanding Preferred Stock
    ---------------------------

    Preferred stock consists of the following (amounts in thousands):

                                                                  Year ended
                                                                 December 31,
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
                                                             ========   ========

    Series J cumulative non-convertible preferred stock,
        $.10 par value; liquidation value of $1,000;
        authorized, 31,500 shares; issued and outstanding,
        31,500 shares                                        $  3,150   $   --
                                                             ========   ========

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


NOTE M - SEGMENT REPORTING - Continued

    Segment information and reconciliation to income (loss) from operations are as follows:

    Twelve months ended December 31, 2004 (amounts in thousands)

                                               Real Estate    Oil & Gas
                                               Operations    Operations   Consolidated
                                               ---------------------------------------
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

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

                                                       Crude Oil     Natural Gas
    Quantities of Proved Reserves:                        Bbls          Mcf
    -----------------------------                     -----------    -----------

       Balance August 2003                                500,090           --
           Sales of reserves in place                        --
           Acquired properties                               --
           Revisions of previous estimates                 29,017
           Production                                     (18,217)
                                                      -----------    -----------

       Balance December 31, 2003                          510,890           --
           Sales of reserves in place                        --
           Acquired properties                               --
           Revisions of previous estimates                (82,971)        38,870
           Production                                     (46,849)
                                                      -----------    -----------

       Balance December 31, 2004                          381,070         38,870
                                                      ===========    ===========


    Proved Developed Reserves:

       Balance December 31, 2003                          510,890           --
       Balance December 31, 2004                          381,070         38,870


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