Form 10-K
period 2005-12-31
CabelTel International Corp
filed 2006-04-13
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
 (Mark One)

 [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-08187

                       CabelTel International Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                       75-2399477
----------------------------------------            ----------------------------
    (State or other jurisdiction of                 (IRS Employer Identification
     Incorporation or organization)                            Number)

    1755 Wittington Place, Suite 340
             Dallas, Texas                                      75234
----------------------------------------            ----------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's Telephone Number, including area code         (972) 407-8400
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-B-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer[ ] Non-accelerated filer [X]

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the American Stock Exchange as of June 30, 2005 (the last business day of the Registrant's most recently completed second fiscal quarter) was $1,871,000 based upon a total of 400,619 shares held as of December 31, 2005 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 31, 2006, there were 976,955 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                       CABELTEL INTERNATIONAL CORPORATION
                       Index to Annual Report on Form 10-K
                       Fiscal year ended December 31, 2005


   FORWARD-LOOKING STATEMENTS................................................  3

PART I.......................................................................  3

   ITEM 1.  BUSINESS.........................................................  3

   ITEM 1A. RISK FACTORS..................................................... 11

   ITEM 1B. UNRESOLVED STAFF COMMENTS........................................ 12

   ITEM 2.  PROPERTIES....................................................... 12

   ITEM 3.  LEGAL PROCEEDINGS................................................ 12

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 13

PART II...................................................................... 14

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES ............... 14

   ITEM 6.  SELECTED FINANCIAL DATA.......................................... 15

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION..... 16

   ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...... 20

   ITEM 8.  FINANCIAL STATEMENTS............................................. 20

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE............................................. 21

   ITEM 9A.  CONTROLS AND PROCEDURES......................................... 21

   ITEM 9B.  OTHER INFORMATION............................................... 21

PART III..................................................................... 22

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............. 22

   ITEM 11.  EXECUTIVE COMPENSATION.......................................... 26

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.. 28

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 31

   ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.......................... 32

PART IV...................................................................... 35

   ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES...................... 35

SIGNATURES................................................................... 38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...................... 39

EXHIBIT INDEX................................................................ 62

                           FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words "estimate", "plan", "intend", "expect", "anticipate", "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. CabelTel International Corporation disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projects contained in any forward-looking statements are described under ITEM 1A. RISK FACTORS beginning on page - 11 -.


                                     PART I


ITEM 1.  BUSINESS

CabelTel International Corporation ("CabelTel" or the "Company" or "we" or "us") was incorporated in Nevada on May 31, 1991, originally under the name Medical Resource Companies of America. The Company is the successor-by-merger to Wespac Investors Trust, a California business trust that began operating in 1982. On March 26, 1996, the name was changed to Greenbriar Corporation; on February 8, 2005, the name of the Company was changed to CabelTel International Corporation.

Business Operations

     We operate two separate distinct businesses:

     o    Own, lease and operate real estate through:
          (i) leasing and operation of a retirement community in King City, Oregon, with a capacity of 114 residents, and
          (ii) ownership and operation of an outlet mall in Gainesville, Texas, with approximately 315,000 square feet of retail space available for lease; and

     o Ownership of oil and gas leases in Gregg and Rusk Counties, Texas, on which 50 producing wells were operating as of March 31, 2005.

Financial information about our segments can be found in NOTE M - SEGMENT REPORTING in the Notes to Consolidated Financial Statements found on page 57.

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

Real Estate

Retirement Property

The Company leases and operates Pacific Pointe Retirement Inn ("Pacific Pointe") in King City, Oregon. Pacific Pointe has a capacity of 114 residents and provides community living with basic services such as meals, housekeeping, laundry, 24/7 staffing, transportation and social and recreational activities. These residents do not yet need assistance or support with activities of daily living but prefer the physical and psychological comfort of a residential community of like-minded people and access to health care and other senior oriented services.

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

Operating Community - The following table sets forth certain information with respect to Pacific Pointe. The Company considers its community to be in good operating condition and suitable for the purpose for which it is being used.


                                                                                  Community
                                                    Care             Resident    Operations
         Community                 Location       Level(1)  Units   Capacity(2)   Commenced    Ownership
---------------------------------------------------------------------------------------------------------
Pacific Pointe Retirement Inn    King City, OR       S       114       114          1993       Leased (4)


         Key:

     (1)  S basic support and supplemental services are offered.

     (2)  Reflects actual number of units for Independent Living.

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

The Company has attracted and continues to seek highly dedicated and experienced personnel. All employees are required to complete training programs which include a core curriculum comprised of personal care basics, job related specific training, first aid, fire safety, nutrition, infection control and customer service. Executive Directors receive training in all of these areas, plus marketing, community relations, healthcare management and fiscal management. In addition to some classroom training, the Company's communities provide new employees with on- the-job training, utilizing experienced staff as trainers and mentors.

Outlet Shopping Mall Property

The Company's outlet mall does business as Gainesville Factory Shops ("GFS") and is located in Gainesville, Texas. GFS has approximately 315,000 square feet of retail space available for lease. Purchased in December 2003, GFS presented the Company with an opportunity to make an investment at what the Company believes was a bargain price. The Company believes that mall traffic will be enhanced by a more aggressive marketing effort as well as development in its immediate Gainesville, Texas area including the opening of a restaurant and a 90 unit hotel immediately adjacent to the mall and the ongoing development and operation of a casino four miles from the mall.

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

Summary Oil Reserve Data

The following table sets forth summary information concerning the Company's proved oil reserves on December 31, 2005, based on a report prepared by Haas Petroleum Engineering Services, Inc., an independent consulting and engineering firm. Reserves were determined using year-end product prices, held constant for the life of the properties. Estimates of economically recoverable reserves and future net revenues are based on a number of variables, which may differ from actual results.

      Proved and Developed Reserves              December 31, 2005
      Oil (Bbl)                                            251,250

Productive Wells

The following table summarizes our gross working interests and net revenue interests in productive oil wells at December 31, 2005. All wells are in the State of Texas.

             Gross Wells                             Net Wells
                 50                                     37

The Company's oil wells have all been "abandoned" by the larger oil companies and their leases have devolved to other persons or entities. The Company has 61 leases with a range of 65.7% to 80% of ownership. Individual wells produce from 70 to 360 barrels per month.

Well Operations

The Company's oil production is hauled and its wells are maintained by third party contractors, and the entire production is sold under contract to a subsidiary of Black Hills Corporation. This contract is renegotiated periodically and is based on the average daily closing price of oil for the previous month, as published by Koch Supply & Trading, plus a premium of $1.99 per barrel at March 31, 2006.

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

Insurance

The Company currently maintains property and liability insurance intended to cover claims in its retirement community, outlet mall, corporate and oil well operations. The provision of personal services entails an inherent risk of liability compared to more institutional long-term care communities. Retirement communities of the type operated by the Company offer residents a greater degree of independence in their daily lives. This increased level of independence, however, may subject the resident and the Company to certain risks that would be reduced in more institutionalized settings. The number of insurance carriers who offer retirement industry liability insurance has diminished since 1999, and the cost of such insurance continues to escalate. The Company also carries property insurance on each of its owned and leased properties.

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

The Company has conducted environmental assessments on most of its existing owned or leased properties. These assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations. The Company is not aware of any such environmental liability. The Company believes that all of its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority and is not otherwise aware of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its properties.

Employees

At December 31, 2005, the Company employed, in all segments, 61 people (24 full-time and 37 part-time). The Company believes it maintains good relationships with its employees. None of the Company's employees are represented by a collective bargaining group.

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

Quality Assurance

In operating a retirement community, our commitment to quality assurance is designed to achieve a high degree of resident and family member satisfaction with the care and services the Company provides. In addition to training and performance reviews of all employees, the Company's quality control measures include:
Philosophy of Management - The Company's philosophy of management is to demonstrate by its actions and require from its employees high standards of personal integrity, to develop a climate of openness and trust, to demonstrate respect for human dignity in every circumstance, to be supportive in all relationships, to promote teamwork by involving employees in the management of their own work and to promote the free expression of ideas and opinions.
Regular Property Inspections - Property inspections are conducted by corporate personnel. These inspections cover the appearance of the exterior and grounds, the appearance and cleanliness of the interior, the professionalism and friendliness of staff and notes on maintenance.

In oil production, quality is a matter of proper separation of crude oil from saltwater. These processes are automated at each well and the Company is not aware of any complaints as to the quality of its crude oil.

Marketing

In real estate, the Company's marketing and sales efforts are undertaken at the local level. These are intended to create awareness of a property and its services among prospective customers, their families and other key referral sources. The property engages in traditional types of marketing activities such as special events, radio spots, direct mailings, print advertising, signs and yellow page advertising. These marketing activities and media advertisements are directed to potential customers.

In its oil business, the Company sells its production of crude oil through a contract as described on page - 6 -. The Company has no marketing efforts or responsibility in this facet of its business.

Government Regulation

Pacific Pointe is not required to hold a state license for its independent retirement operation. Any future retirement community acquired by the Company must be correctly licensed as required by its state and local laws and must be in compliance with the Americans with Disabilities Act. That community must also be in compliance with the Fair Housing Amendments Act.

In compliance with underlying state bond financing, rents at Pacific Pointe must be approved by an agency of the State of Oregon.

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

The shopping mall industry is also competitive but the Company's property in Gainesville, Texas is geographically isolated and the Company feels that the market will not support another mall.

There are many factors in the crude oil business, described elsewhere in this report that could cause concern. However, it is not competitive. The Company's Texas Sweet Crude is highly sought after by the oil industry.

Acquisition of CableTEL AD

On October 12, 2004, the Company acquired, for 31,500 shares of newly-designated 2% Series J Preferred Stock, 74.8% of CableTEL AD ("CableTEL"), a Bulgarian telecommunications company. The terms of the acquisition agreement require the Company to present a proposal to its stockholders to approve the mandatory exchange of all shares of Series J Preferred Stock into 8,788,500 shares of common stock which, if approved by stockholders, would represent 90% of the resulting total issued and outstanding shares of common stock in the Company. As of the date of this report the exchange has not occurred.

The acquisition agreement, as amended, provides that the stockholders of the Company have until June 30, 2006 to approve the exchange of Series J Preferred Stock into the Company common stock. If the exchange is not approved by June 30, 2006, the holders of the Series J Preferred Stock have the option to rescind the entire transaction. Until the acquisition is completed, CableTEL will not be included in the Company's consolidated financial statements and the financial statements of the Company will include a Series J Preferred Stock contra equity account representing the Company's interest in CableTEL.

If the stockholders of the Company approve the transaction it would effectively give the owners of CableTEL the controlling interest in the Company. Due to the effective change in control, by virtue of the aforementioned exchange into common stock, this transaction will be accounted for, upon the exchange, as a "reverse acquisition", with CableTEL being the accounting acquirer and with CIC accounted for as if it had been acquired on the exchange date.

CableTEL is the largest cable television ("CATV") operator in the Country of Bulgaria. In addition, CableTEL has built a fiber optic backbone (the "backbone") consisting of three ducts around Bulgaria at a total cost of $29,872,500. CableTEL intends to keep one duct for its own use and sell the remaining two ducts to unrelated third parties to offset the cost of building the ducts.

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

CableTEL has 467 employees (457 full-time and 10 part-time) in Bulgaria. It leases its headquarters and owns no property. The technical nature of its business requires a high capital cost. For further information on CableTEL, please refer to Note A in the accompanying financial statements.

Available Information

The Company maintains an internet website at http://www.cabeltel.us. The Company has available through the website, free of charge, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, the Company has posted the charters for our Audit Committee, Compensation Committee and Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence and other information on the website. These charters and principles are not incorporated in this Report by reference. The Company will also provide a copy of these documents free of charge to stockholders upon request. The Company issues Annual Reports containing audited financial statements to its common stockholders.

ITEM 1A. RISK FACTORS

Risks Related to the Company

The retirement industry is highly competitive. Competition for residents, employees and facilities is very keen in the retirement industry. Although the Company's Pacific Pointe property in Oregon is not subject to federal regulation, it must comply with State of Oregon Senior Housing Regulations which are subject to change from time to time.

The shopping mall business is dependent on leasing space to successful tenants. The Company's shopping mall in Gainesville, Texas is unique in its market but must maintain good relationships with its current and future tenants as well as generate adequate traffic for those tenants to be successful.

The price of crude oil is volatile. Although the Company has benefited from extremely high crude oil prices in the last three years there is no guarantee that crude oil prices will remain at record levels. The type of oil production the Company is involved in is expensive and will not be profitable if the market for crude oil is less than $24 per barrel.

Our governing documents contain anti-takeover provisions that may make it more difficult for a third party to acquire control of us. Our Articles of Incorporation contain provisions designed to discourage attempts to acquire control of the Company by a merger, tender offer, proxy contest or removal of incumbent management without the approval of our Board of Directors. As a result, a transaction which otherwise might appear to be in your best interests as a stockholder could be delayed, deferred or prevented altogether, and you may be deprived of an opportunity to receive a premium for your shares over prevailing market rates. The provisions contained in our Articles of Incorporation include:

         o the requirement of an 80% vote to make, adopt, alter, amend, change or repeal our Bylaws or certain key provisions of the Articles of Incorporation that embody, among other things, the anti-takeover provisions,

         o the so-called business combination "control act" requirements involving the Company and a person that beneficially owns 10% or more of the outstanding common stock except under certain circumstances, and

         o the requirement of holders of at least 80% of the outstanding Common Stock to join together to request a special meeting of stockholders.

As of December 31, 2005, officers, directors and affiliated entities owning more than 5% of the Company's outstanding common stock owned approximately 59% of the outstanding shares of common stock. In addition, a small group of individuals and entities own all of the outstanding Series J 2% Preferred Stock, which holds the right to five votes per share of Series J 2% Preferred Stock voting with the common stock. Under these circumstances, if the holders of Series J 2% Preferred Stock and directors and affiliated entities owning more than 5% of our outstanding common stock voted together, the group would control 64% of the votes in any stockholder action. In light of this, these anti-takeover provisions could help entrench the existing Board of Directors and may effectively give our management the power to block any attempted change in control.



ITEM 1B. UNRESOLVED STAFF COMMENTS

None.



ITEM 2.  PROPERTIES

The Company's principal offices are located at 1755 Wittington Place, Dallas, Texas 75234 in approximately 5,000 square feet of leased space. The Company believes its leased space is presently suitable, fully utilized and will be adequate for the foreseeable future. The Company's retirement property, outlet mall property and mineral properties are described in detail beginning on page - 3 - under ITEM 1. BUSINESS; all of which are suitable and adequate for the purposes to which each is devoted.



ITEM 3.  LEGAL PROCEEDINGS

On December 1, 2005, Cable Partners Bulgaria, LLC ("CPB") instituted an action in the 95th Judicial District Court of Dallas County, Texas styled Cable Partners Bulgaria, LLC and Cable Partners Europe, LLC v. CabelTel International Corporation f/k/a Greenbriar Corporation, Gene Phillips and Ronald C. Finley, Cause No. 05-12021. Plaintiffs' Original Petition is also a request for an injunction and alleged that CPB is a wholly-owned subsidiary of Cable Partners Europe, LLC, a Delaware limited liability company ("CPE"). The complaint makes allegations similar to an original complaint filed by CPB on January 24, 2005, in another state district court in Dallas County, Texas (which was non-suited on October 17, 2005), but in addition alleges that a representative of CPE talked to Finley about CPE's possible purchase of CableTEL AD's telecommunications systems during 2004, and that during the conversation in November 2004, told Ronald C. Finley that CPB had an agreement to purchase Eurocom Plovdiv EOOD ("Eurocom"). The current complaint alleges that (i) the two owners of Eurocom (who are not defendants in this action) advised CPE that they had agreed to sell the entity to CableTEL AD and had been paid a non-refundable deposit; (ii) the two individuals informed the CPE representative that they would complete the sale of Eurocom to CPB only if CableTEL AD were unable to complete the purchase, and CPB's price increased to (euro)23,000,000 with limited further due diligence and the purchase of stock rather than assets; (iii) subsequently CPE, CableTEL AD and the Company entered into negotiations relating to CPE's potential acquisition of CableTEL AD, including Eurocom; (iv) the parties executed a

"letter agreement" whereby the parties agreed that they would "engage in good faith discussions" regarding the potential transaction, which purportedly included an exclusivity period up to April 29, 2005, (v) in June 2005, Plaintiffs entered into a "term sheet summary" setting forth the principle provisions of the transaction, but the defendants continued to endeavor to sell CableTEL AD to third party purchasers, failed to cooperate with CPE's due diligence efforts, and refused to provide CPE with copies of certain contracts; and (vi) Plaintiffs continued to complete the transaction and expended efforts and funds up to November 23, 2005. Plaintiffs' complaint alleges tortuous interference with an existing contract, breach of contract, and seeks a temporary and permanent injunction, exemplary damages, costs and attorneys' fees. An answer has been filed on behalf of the Company denying all of the material allegations in the Complaint. Management intends to vigorously defend the action which it perceives to be without merit as to the Company. Management also believes that the action misstates or seeks to conveniently rearrange certain facts and events central to the controversy.

During the fourth quarter of the fiscal year covered by this report, no proceeding previously reported was terminated except a non-suit on October 17, 2005 of the original Texas state court action described in the preceding paragraph. See also Note N to the Consolidated Financial Statements.

The ownership of property and provision of services to the public entails an inherent risk of liability. Although the Company and its subsidiaries, from time to time, have been and are involved in various items of litigation incidental to and in the ordinary course of its business, in the opinion of Management, the outcome of such litigation will not have a material adverse impact upon the Company's financial condition, results of operations or liquidity.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


An Annual Meeting of Stockholders was held on December 16, 2005, at which meeting stockholders were asked to consider and vote upon the election of directors. At the meeting, stockholders elected the following individuals as directors:

                                                       Shares Voting
           Director                               FOR                  ABSTAINED
      Roz Campisi Beadle                        606,849                   530
      Gene S. Bertcher                          606,849                   530
      James E. Huffstickler                     606,849                   530
      Dan Locklear                              606,849                   530
      Victor L. Lund                            606,849                   530

There were no broker non-votes in the election of directors at the annual meeting.

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

                                            2005                   2004
                                       High       Low         High        Low
                                    ---------------------  ---------------------

           First Quarter              $6.44      $3.66       $5.39       $3.62
           Second Quarter              8.08       4.63        3.98        2.80
           Third Quarter               5.65       4.20        3.74        3.17
           Fourth Quarter              4.15       2.70        4.73        3.00

On March 31, 2006, the closing price of the Company's common stock was $3.35 per share. According to the Transfer Agent's records, at March 31, 2006, our common stock was held by approximately 450 holders of record.

The Company paid no dividends on its common stock in 2004 or 2005. The Company has not paid cash dividends on its common stock during at least the last ten fiscal years and it has been the policy of the Board of Directors of the Company to retain all earnings to pay down long-term debt and finance future expansion and development of its businesses. The payment of dividends, if any, will be determined by the Board of Directors in the future in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

We have two stock-based equity compensation plans that have been approved by our stockholders. See Note J - Stockholders Equity for a description of the plans, the number of shares of common stock to be issued upon exercise of outstanding stock options, the weighted average exercise price of outstanding stock options, and the number of shares of common stock remaining for future issuance under the plans. We have no stock-based compensation plans which were adopted without the approval of our stockholders.


Purchases of Equity Securities

The Board of Directors has not authorized the repurchase of any shares of its common stock under any share repurchase program, except when stockholders owning less than one round lot (100 shares) so request, the Company will purchase shares at market closing on the last trading day prior to receipt of the certificate(s). The following table represents shares repurchased during the three months ended December 31, 2005.


                                                    Total No. of      Maximum No. of
                                                       Shares        Shares that May
                                                   Repurchased as        Yet Be
                Total No. of                      part of Publicly-    Repurchased
                   Shares      Weighted Average      Announced          Under the
   Period       Repurchased     Price Per Share      Program             Program
10/01-31/2005       -0-              -0-                 -0-               -0-
11/01-30/2005       -0-              -0-                 -0-               -0-
12/01-31/2005        4              3.13                  4                -0-


ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below are derived from the Company's audited financial statements.

                                            For the fiscal year ended December 31,
                                      2005       2004       2003       2002       2001
                                    (dollar amounts in thousands except per share data)
Operating revenue                   $ 5,821    $ 6,053    $ 2,935    $ 3,300    $23,568
Operating expenses                    6,473      6,915      3,636      5,373     27,543
Operating profit (loss)                (652)      (862)      (701)    (2,073)    (3,975)

Earnings (loss) from continuing
operations before income taxes      $  (974)   $  (500)   $   622    $(2,724)   $ 9,559
Income tax (income) expense            --         --         --          749      2,824

Earnings (loss) from continuing
operations                             (974)      (500)       622     (3,473)     6,735

    Loss from discontinued
    operations                          (12)      (316)      (400)    (4,900)      (317)

    NET EARNINGS
    (LOSS)                          $  (986)   $  (816)   $   222    $(8,373)   $ 6,418

Net earnings (loss) per common
share - basic and diluted           $ (1.01)   $ (0.84)   $   0.3    $(11.67)   $ 15.53
Basic weighted average
common shares                          977        977        706        718        806

BALANCE SHEET DATA:                2005      2004      2003      2002      2001
                                 -------   -------   -------   -------   -------
Total assets                     $20,080   $16,766   $18,131   $12,624   $44,022
Long-term debt                    13,560     8,338     2,053     8,479    16,693
Total liabilities                 19,328    15,028    15,557    11,273    34,753
Total stockholders equity        $   752   $ 1,738   $ 2,554   $ 1,351   $ 9,269



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION

Overview

As of December 31, 2005, the Company leased one assisted living community in Oregon, with a capacity of 114 residents. The Company also controls the leases for 198 oil wells in East Texas and a 315,000 square foot outlet mall in Gainesville, Texas

Since 1996, the Company has owned, leased and operated assisted living and retirement communities throughout the United States. During that period of time the Company has both acquired and sold over seventy communities. The acquiring and disposing of its real estate assets has been an integral part of the Company's business.

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


Liquidity and Capital Resources

At December 31, 2005, the Company had current assets of $1,474,000 and current liabilities of $4,832,000.

Included in current liabilities is an obligation of principal and accrued interest to an unrelated third party for $2,943,000. The terms of this obligation are similar to that of preferred stock whereby the Company can only pay this obligation out of available earned surplus.

On December 31, of each year cash and cash equivalents totaled $650,000, $762,000 and $688,000 in 2005, 2004 and 2003 respectively. CabelTel's principal sources of cash have been and will continue to be property and oil well operations, proceeds from property sales and refinancing of debt. Management anticipates that in 2006 CabelTel will generate excess cash from operations. However, if excess cash from operations does not prove to be sufficient to satisfy all of CabelTel's obligations, as they mature, when necessary, management may also selectively sell income producing properties, refinance properties and/or incur additional borrowings secured by real estate to meet cash requirements.

Net cash provided by (used in) operating activities was $355,000 in 2005, ($2,166,000) in 2004 and ($486.000) in 2003.

Net cash  provided by (used in)  investing  activities  was  $3,560,000 in 2005,
$734,000  in 2004  and  ($765,000)  in  2003.  In 2005  the  cash  provided  was principally from the sale of two assisted living facilities. In 2004, the cash provided was from the collection of existing notes receivable of $1,579,000 less the purchase of $845,000 in property and equipment principally at the Gainesville outlet mall. In 2003, the cash used was principally from the collection of existing notes receivable of $334,000 less the purchase of $1,225,000 in property and equipment principally at the Gainesville Outlet Mall.

Net cash provided by (used in) financing activities was ($4,027,000) in 2005, $1,506,000 in 2004 and $1,278,000 in 2003. In 2005 the cash used was principally form the repayment of the mortgage obligations on two assisted living facilities that were sold. In 2004, the cash provided was principally from the refinancing of the Gainesville Outlet Mall and the cash provided in 2003 was from the issuance of additional common stock as well as net proceeds from borrowings.

Results of Operations

Fiscal 2005 as Compared to Fiscal 2004

Revenues and  Operating  Expenses  from  operations  of a  retirement  facility:
Revenues were $2,597,000 in 2005, as compared to $2,566,000 in 2004. Retirement operating expenses, which consist of assisted living operations expense, lease expense and depreciation and amortization, were $2,006,000 in 2005 as compared to $1,967,000 in 2004.

Revenues and Operating Expenses from the Gainesville outlet mall: In 2005, revenues were $1,501,000 and operating expenses were $1,845,000. In 2004 revenues were $2,077,000 and operating expenses were $2,013,000. The decrease in revenue is due to the net reduction in occupancy and rent adjustments for several tenants. The reduction in expenses is due to better cost control throughout the operation. The Company acquired the mall on December 10, 2003.

Revenues and Operating Expense from Oil & Gas Operations: Revenues were $1,723,000 in 2005 and $1,410,000 in 2004. Operating expenses were $1,349,000 in
2005 and $1,111,000 in 2004. The increase in revenue is due to the increase in price of oil, over which the Company has no control. The increase in expenses is principally due to certain repairs and upgrades of equipment in 2005. The Company acquired its oil & gas operations effective August 1, 2003.

Corporate General and Administrative Expense: These expenses were $1,191,000 in 2005 as compared to $1,715,000 in 2004. During 2004 the Company incurred legal fees related to a dispute with the IRS and overall professional fees with regard to it's acquisition of the CableTEL AD. These expenses did not occur in 2005.

Interest and Dividend Income: Interest and dividend income was $700,000 in 2005 and $213,000 in 2004. During the fourth quarter of 2004 and continuing through 2005 the Company borrowed a total of $7,200,000 which it has advanced to CabelTEL AD for operations and acquisitions in Bulgaria. The Company has a receivable from CableTEL AD for principal and interest which is equivalent to the amounts the Company has incurred.

Interest Expense: Interest expense was $1,189,000 in 2005 as compared to $904,000 in 2004. The net increase in interest expense is primarily due to two specific items. The Company acquired the Gainesville Outlet Mall in December 2003. When the Company acquired the mall, it was initially financed with a short term note with interest rates escalating from 3% to 15%. These notes were refinanced in August 2004 through a five year note with interest at 5.85%. The additional interest that was incurred through August 2004 was not incurred in 2005. During the fourth quarter of 2004 and continuing through 2005 the Company borrowed a total of $7,200,000 which it has advanced to CabelTEL AD for operations and acquisitions in Bulgaria. The additional interest in 2005 represents the interest on this debt. The Company has a receivable from CableTEL AD for principal and interest which is equivalent to the amounts the Company has incurred.

Loss on Sale of Assets: The loss on sale of assets was $118,000 in 2005. The Company sold certain leases held by Gaywood Oil & Gas during 2005 and recorded a loss of $79,000. These leases held shut in wells and were located in areas in which the Company was unlikely to ever operate. The balance of the loss was incurred when the Company sold it's assisted living facility in South Carolina.

Other Income (Expense): Other income was $285,000 in 2005 which principally represents the collection of certain receivables that were previously written off.

Discontinued Operations: During 2005 the Company disposed of an assisted living community in South Carolina. During 2004, the Company disposed of an assisted living community in Georgia and entered into a contract to sell a second assisted living community in North Carolina, which was sold in January 2005. These were reflected as assets held for sale. Revenue for the properties was $34,000 in 2005, $1,011,000 in 2004 and $2,098,000 in 2003, respectively. The net loss from operations for the two properties was $184,000 and $395,000 in 2004 and 2003, respectively.

Fiscal 2004 as Compared to Fiscal 2003


Revenues and Operating Expenses from Assisted Living Operations: Revenues were $2,566,000 in 2004, as compared to $2,485,000 in 2003. Community operating expenses, which consist of assisted living operations expense, lease expense and depreciation and amortization, were $1,967,000 in 2004, as compared to $1,890,000 in 2003. The increase in revenue is principally due to increased occupancy during 2004. The increase in expenses is chiefly the write down of fixed assets at one of the facilities.

Revenues and Operating Expenses from the Gainesville outlet mall: In 2004 revenues were $2,077,000 and operating expenses were $1,836,000. The Company acquired the mall on December 10, 2003. Revenue and expenses for 2003 were both $121,000.

Revenues and Operating Expense from Oil & Gas Operations: Revenues were $1,410,000 in 2004 and $449,000 in 2003. Operating expenses were $1,111,000 in
2004 and $441,000 in 2003. The Company acquired its oil & gas operations effective August 1, 2003. In addition, the price of oil was higher in 2004 than in the prior year.

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

Interest and Dividend Income: Interest and dividend income was $213,000 in 2004, as compared to $304,000 in 2003. The decrease in interest and dividend income is a result of a reduction in notes receivable held by the Company

Interest Expense: Interest expense was $904,000 in 2004, as compared to $413,000 in 2003. The increase in interest expense is primarily due to the acquisition of the Gainesville outlet mall. When the Company acquired the mall, it was initially financed with a short term note with interest rates escalating from 3% to 15%. These notes were refinanced in August 2004 through a five year note with interest at 5.85%.

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

Other Income (Expense): Other expense was $403,000 in 2004 and other income was $374,000 in 2003. In 2002, the Company sold a property in California and was required to establish an escrow fund for certain repairs to the building. The escrowed amounts were written off when the building was sold. Included in other income for 2004 is $125,000, which represents the return of a portion of escrow funds in excess of the amount required. Due to a reduction in the corporate staff, the Company needed less space than it was occupying and reached a settlement with the owner of the building, in the third quarter, whereby the Company made a one time payment of $472,000 to settle all obligations and to terminate the lease early. Also included in 2004 is a $216,000 expense to provide for the settlement of the Company's dispute with the IRS.

Other income in 2003 includes reimbursement of a prior year insurance claim, the settlement of a lawsuit and settlements for certain prior year accounts payable.

Discontinued Operations: During 2004, the Company disposed of an assisted living community in Georgia and entered into a contract to sell a second assisted living community in North Carolina. These have been reflected as assets held for sale. Revenue for the two properties was $841,000 and $1,986,000 in 2004 and 2003, respectively. The net loss from operations for the two properties was $184,000 and $395,000 in 2004 and 2003, respectively



ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Nearly all of the Company's debt is financed at fixed rates of interest. Therefore, the Company has minimal risk from exposure to changes in interest rates.



ITEM 8.  FINANCIAL STATEMENTS

The financial statements required by this Item begin at page 39 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A.  CONTROLS AND PROCEDURES

The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles in the United States of America ("GAAP"). Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and represented within the time periods required. Furthermore, projections of any evaluation of the effectiveness as to future periods are subject to the risk that such controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at December 31, 2005, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in Securities Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant's internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.



ITEM 9B.  OTHER INFORMATION

Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors

The affairs of the Company are managed by the Board of Directors. The directors are elected at the Annual Meeting of Stockholders or appointed by the incumbent Board and serve until the next Annual Meeting of Stockholders, until a successor has been elected or approved, or until earlier resignation, removal or death.

After December 31, 2003 changes occurred involving the creation of Board Committees, the adoption of Committee charters, the adoption of a Code of Ethics for Senior Financial Officers and the adoption of Guidelines for Director Independence. Also, following the acquisition of two U.S. entities in October 2004, and following the Annual Meeting of Stockholders held on October 20, 2004, Ronald C. Finley, Chief Executive Officer of CableTEL AD was elected a director, Chairman of the Board and Chief Executive Officer of the Company.;

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

The Company has adopted a code of conduct that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Stockholders may find our Code of Conduct on our internet website address at http://www.cabeltel.us. We will post any amendments to the Code of Conduct as well as any waivers that are required to be disclosed by the rules of the SEC or the AMEX on our website.

Our Board of Directors has adopted charters for our Audit, Compensation and Governance and Nominating Committees of the Board of Directors. Stockholders may find these documents on our website by going to the website address http://www.cabeltel.us. Stockholders may also obtain a printed copy of the materials referred to by contacting us at the following address:

                       CabelTel International Corporation
                            Attn: Investor Relations
                        1755 Wittington Place, Suite 340
                               Dallas, Texas 75234
                            972-407-8400 (Telephone)

The Audit Committee of the Board of Directors is an "audit committee" for the purposes of Section 3(a)(58) of the Exchange Act. The members of that Committee are Dan Locklear (Chairman), James Huffstickler and Victor Lund. Mr. Locklear is qualified as an "audit committee financial expert" within the meaning of SEC regulations and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the AMEX. All of the members of the Audit Committee meet the independence and experience requirements of the listing standards of the AMEX.

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

The current directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation "affiliated", when used below with respect to a director, means that the director is an officer or employee of the Company or one of its subsidiaries. The designation "independent", when used below with respect to a director, means that the director is neither an officer of the Company nor a director, officer or employee of a subsidiary of the Company, although the Company may have certain business or professional relationships with the director as discussed in ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Roz Campisi Beadle, age 49, (Independent) Director since December 2003

Ms. Beadle is Executive Vice President of Unified Housing Foundation and a licensed realtor. She has a background in public relations and marketing. Ms. Beadle is also extremely active in various civic and community services and is currently working with the Congressional Medal of Honor Society and on the Medal of Honor Host City Committee in Gainesville, Texas.

Gene S. Bertcher, age 57 (Affiliated) Director November 1989 to September 1996 and since June 1999

Mr. Bertcher was elected President and Chief Financial Officer effective November 1, 2004. From January 3, 2003 until that date he was also Chief Executive Officer. Mr. Bertcher has been Chief Financial Officer and Treasurer of the Company since November 1989 and Executive Vice President from November 1989 until he was elected President. He has been a certified public accountant since 1973.

Ronald C. Finley, age 56, (Affiliated) Director since November 1, 2004

Mr. Finley became a Director and Chairman of the Board and Chief Executive Officer of the Company on November 1, 2004. He is also President and Chief Executive Officer of CableTEL AD, the Company's largest subsidiary. Mr. Finley is also Chairman or Managing Partner with the following entities: Global Communication Technologies, Inc., a company specializing in switch system integration, sales and maintenance of switching systems; Global Communication Group, Inc., a company that maintains a fiber optic network that provides a private international long distance service for the hotel/resort industry in Bulgaria; World Trade Company, LTD, a company specializing in investment privatization opportunities in Bulgaria and Eastern Europe; and The Pinnacle Property, Inc. and Ellis Development Company, Inc., which are vertically integrated, full-service real estate companies specializing in the ownership, management and leasing of retail shopping centers located throughout the southwestern United States. Mr. Finley is a graduate of the University of Shippensburg with a degree in business administration.

James E. Huffstickler, age 63, (Independent) Director since December 2003

Mr. Huffstickler has been Chief Financial Officer of Sunchase America, Ltd., a multi-state property management company, for more than five years. He is a graduate of the University of South Carolina and was formerly employed by Southmark Management, Inc., a nationwide real estate management company. Mr. Huffstickler has been a certified public accountant since 1976.

Dan Locklear, age 54, (Independent) Director since December 2003

Mr. Locklear has been Chief Financial Officer of Sunridge Management Group, a real estate management company, for more than five years. Mr. Locklear was formerly employed by Johnstown Management Company, Inc. and Trammel Crow Company. Mr. Locklear has been a certified public accountant since 1981 and a licensed real estate broker in the State of Texas since 1978.

Victor L. Lund, age 77, (Independent) Director since March 1996

Mr. Lund founded Wedgwood Retirement Inns, Inc. ("Wedgwood") in 1977, which became a wholly owned subsidiary of the Company in 1996. For most of Wedgwood's existence, Mr. Lund was Chairman of the Board, President and Chief Executive Officer, positions he held until Wedgwood was acquired by the Company. Mr. Lund is President and Chief Executive Officer of Wedgwood Services, Inc., a construction services company not affiliated with the Company.

Board Committees

The Board of Directors held five meetings during 2005 and acted by unanimous consent two times. For such year, no incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the period that he or she served.

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

The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to the corporate governance, including reviewing and monitoring implementation of the Company's Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board's annual review of director independence and the Board's performance and self-evaluation. The Charter of the Governance and Nominating Committee was adopted on October 20, 2004. The members of the Committee are Messrs. Huffstickler (Chairman), Lund and Ms. Beadle.

The Board has also formed a Compensation Committee of the Board of Directors, adopted a Charter for the Compensation Committee on October 20, 2004, and selected Ms. Beadle (Chairman) and Messrs. Huffstickler and Locklear as members of that Committee.

The members of the Board of Directors at the date of this Report and the Committees of the Board on which they serve are identified below:

----------------------- --------------- --------------------- ------------------
                                           Governance and
                              Audit          Nominating          Compensation
Director                   Committee         Committee            Committee
Roz Campisi Beadle                              |X|               Chairman
Gene S. Bertcher
Ronald C. Finley
James E. Huffstickler         |X|             Chairman                |X|
Dan Locklear               Chairman                                   |X|
Victor L. Lund                |X|               |X|
----------------------- --------------- --------------------- ------------------

Executive Officers

The  following  persons  currently  serve as executive  officers of the Company:
Ronald C. Finley, Chairman of the Board and Chief Executive Officer; Gene S. Bertcher, President and Chief Financial Officer; and Oscar Smith, Vice President and Secretary. Their positions with the Company are not subject to a vote of stockholders. Their ages, terms of service and all positions and offices with the Company, other principal occupations, business experience and directorships with other companies during the last five years or more are listed below. For information relating to Messrs. Finley and Bertcher, see the descriptions under the caption "Directors" above.

Oscar Smith,  age 63,  Secretary  (since December 2001),  Vice President  (since
1994)

Mr. Smith has been Secretary of the Company since December 2001. He has been Vice President of the Company since June 1994. Prior to joining the Company he owned and operated a multi-unit retail and manufacturing business in Norfolk, Virginia.


In addition to the foregoing officers, the Company has other officers not listed herein who are not considered executive officers.

Code of Ethics

The Board of Directors has adopted a code of ethics  entitled  "Code of Business
Conduct and Ethics" that applies to all directors, officers and employees of the Company and its subsidiaries. In addition, the Company has adopted a code of ethics entitled "Code of Ethics for Senior Financial Officers" that applies to the principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer and controller. The text of these documents is posted on the Company's internet website address at http://www.cabeltel.us and is available in print to any stockholder who requests them.

Section 16(a)   Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the
""Exchange Act"), or upon written representations received by the Company, the Company is not aware of any failure by any director, officer or beneficial owner of more than 10% of the Company's common stock to file with the Securities and Exchange Commission on a timely basis.


ITEM 11.  EXECUTIVE COMPENSATION

The following tables set forth the compensation paid by the Company for services rendered during the fiscal years ended December 31, 2005, 2004 and 2003 to the Chief Executive Officer of the Company and to the other executive officers of the Company whose total annual salary in 2004 exceeded $100,000, the number of options granted to any of such persons during 2005 and the value of the unexercised options held by any of such persons on December 31, 2005.

                           Summary Compensation Table
                                                       Long Term
                                                     Compensation-
                                                    Number of Shares
                                       Annual       of Common Stock
                                     Compensation-    Underlying        All Other
Name and Principal Position    Year     Salary         Options        Compensation(1)
------------------------------------------------------------------------------------
Gene S. Bertcher, President   2005   $ 186,000        $   --            $   --
& Chief Financial Officer     2004     137,000            --                --
                              2003     134,000            --               6,500

Ronald C. Finley, Chairman    2005   $ 448,340 (2)    $   --            $ 74,600
& Chief Executive Officer     2004     447,790            --              74,723

(1)      Constitutes   directors'   fees  paid  by  the  Company  to  the  named
         individuals.
(2) Represents Mr. Finley's compensation from CableTEL AD under the terms of a contract which expires March 30, 2009. The terms of the contract provide that the contract is terminable by either party with 90 days notice. All amounts shown for Mr. Finley are accrued and unpaid. The dollar amounts in the table above are based on the average Euro exchange rate for the year presented.


                                   Option Grants Table
                           (Option Grants in Last Fiscal Year)

               Number of           Percent of
               Securities        Total Options         Exercise or
               Underlying   Granted to Employees in    Base Price
                Options            Fiscal Year          Per Share     Expiration
   Name         Granted                                                  Date
--------------------------------------------------------------------------------
                                      NONE


                   Aggregated Option Exercises in Last Fiscal
                          Year and FY-End Option Values

                                                                    Value of Unexercised
                                        Number of Securities            In-the-Money
               Shares                  Underlying Unexercised         Options at 2002
              Acquired     Value       Options at 2002 FY-End              FY-End
   Name     on Exercise   Realized    Exercisable Unexercisable   Exercisable Unexercisable
-------------------------------------------------------------------------------------------
                                      NONE


Stock Option Plan

The Board of Directors administers the Company's 1997 Stock Option Plan (the "1997 Plan") and the 2000 Stock Option Plan (the "2000 Plan"), each of which provides for grants of incentive and non-qualified stock options to the Company's executive officers, as well as its directors and other key employees and consultants. Under the two Plans, options are granted to provide incentives to participants to promote long-term performance of the Company and specifically, to retain and motivate senior management in achieving a sustained increase in stockholder value. Currently, none of the Plans has a pre-set formula or criteria for determining the number of options that may be granted. The exercise price for an option granted is determined by the Compensation
Committee, in an amount not less than 100% of the fair market value of the Company's common stock on the date of grant. The Compensation Committee reviews and evaluates the overall compensation package of the executive officers and determines the awards based on the overall performance of the Company and the individual performance of the executive officers. The Company's stock plans total 50,000 shares of common stock under the 1997 Plan and 50,000 shares of common stock under the 2000 Plan. Options have been granted for all shares reserved under the 1997 Plan and 10,000 shares for the 2000 Plan.

Compensation of Directors

The Company pays each non-employee director a fee of $2,500 per year, plus a meeting fee of $2,000 for each board meeting attended. Company employee directors serve with no fees being paid. CableTEL AD pays each of its three directors $6,200 per month.

Performance Graph

The following graph compares the cumulative total return on a $100 investment in the company's common stock on December 31, 2001 through December 31, 2005, based on the company's closing stock price on December 31 for each of those years. The same information is provided using the Standard & Poor 500 index and the Dow Jones Total Market Index.



                    12/31/2001  12/31/2002  12/31/2003  12/31/2004  12/31/2005
                    ----------  ----------  ----------  ----------  ----------
CableTEL AD            100         71.54       81.03       93.48       63.24
S&P 500                100         76.68       98.49      108.50      113.37
Industry Peer Group    100         76.63       96.85      105.56      108.73


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2005, certain information with respect to all stockholders known by the company to own beneficially more than 5% of the outstanding common stock, which is the only outstanding class of securities of the company, except for Series J 2% Preferred Stock and Series B Preferred Stock (the ownership of which is immaterial), as well as information with respect to the Company's Common Stock owned beneficially by each director, director nominee and current executive officers whose compensation from the company in 2005 exceeded $100,000, and by all directors and executive officers as a group. Unless otherwise indicated, each of these stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                         Common Stock
                                             -----------------------------------
Name of Beneficial Owner                       No. of Shares   Percent of Class*
--------------------------------------------------------------------------------
HKS Investment Corp. (1)                            108,994        11.16%
Gene S. Bertcher(2)                                  71,811         7.35%
Roz Campisi Beadle                                      100          **
Ronald C. Finley(8)                                       -           -
James E. Huffstickler                                     -           -
Dan Locklear                                              -           -
JRG Investment Company, Inc.(3)(5)                  156,884        16.06%
TacCo Financial, Inc.(3)(4)(6)                      228,726        23.41%
International Health Products, Inc.(3)(7)             9,770         1.02%
All executive officers and directors as a
group (six persons)                                 180,905        18.52%
-----------------------
*        Based on 976,955 shares of common stock outstanding at March 31, 2006.
**       Less than 1%.

         (1)      Consists  of  108,994  shares  of  common  stock  owned by HKS
                  Investment Corporation ("HKS"). According to an original statement on Schedule 13D dated January 9, 2006, the group consists of HKS Investment Corporation, David Hensel, John Kellar and Marshall Stagg, each of whom are deemed to be the beneficial owner of all 108,994 shares. Hensel is stated to be a shareholder, director and president of HKS; Kellar is a shareholder, director and vice president and treasurer of HKS and Stagg is a shareholder, director and secretary of HKS.
         (2)      Consists  of  71,811  shares  of  common  stock  owned  by Mr.
                  Bertcher.
         (3) Based on a Schedule 13D, amended December 14, 2004, filed by each of these entities and by Gene E. Phillips, an individual; each of these entities owns of record the number of shares set forth for such entity in the table. The amended Schedule 13D indicates that these entities, Mr. Phillips and Basic Capital Management, Inc., collectively, may be deemed a "Person" within the meaning of Section 13D of the Securities Exchange Act of 1934.
         (4) Consists of 228,726 shares of common stock (which does not include 156,884 shares held by JRG Investment Company, Inc. or an option to 40,000 shares of common stock at an exercise price of $2.60 per share). TacCo Financial, Inc. also holds a Warrant to purchase 170,000 shares at $3.58 per share exercisable only after stockholder approval to exchange the Company's Series J 2% Preferred Stock for common stock before October 1, 2005, and not exercisable if such approval does not occur.
         (5)      Officers and Directors of JRG Investment Co., Inc. ("JRG") are
                  J. T. Tackett, Director, President and Treasurer and E. Wayne Starr, Director, Chairman and Chief Executive Officer. JRG is a wholly owned subsidiary of TacCo Financial, Inc.
         (6) Officers and Directors of TacCo Financial, Inc. ("TFI") are J.T. Tackett, Director, Chairman and CEO; J.T. Tackett, Director, President and Treasurer and Mary K. Willett, Vice president and Secretary. TFI's stock is owned by Electrical Networks, Inc. (75%) and Starr Investments (25%).
         (7) Officers and Directors of International Health Products, Inc. ("IHPI") are Ken L. Joines, Director, President and Treasurer; Bradford A. Phillips, Vice President and Jamie Cobb, Secretary. IHPI is wholly owned by a trust for the benefit of the wife and children of Gene E. Phillips.
         (8) It is anticipated that approval will occur for the owners of the Series J 2% Preferred Stock to exchange their preferred shares for shares of common stock. Mr. Finley owns 14,175 shares of Series J 2% Preferred Stock which if, as anticipated by the Company, exchanged for common stock would be 3,954,825 shares, or approximately 40.5% of the then outstanding common stock.

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

The consideration given by the Company for the assets received was an aggregate of 31,500 shares of the Company's newly-designated Series J 2% Preferred Stock, liquidation value $1,000 per share. Such Series J 2% Preferred Stock has the right to receive cumulative cash dividends of $20 per share per annum, payable quarterly, payment of $1,000 per share in the event of dissolution, liquidation or winding-up of the Company before any distribution is made by the Company to its common stockholders, optional redemption at any time after September 30, 2006 at a price of $1,000 per share plus cumulative dividends, no initial right of conversion into any other securities of the Company and voting rights consisting of five votes per share voting together with all other classes of stock. Subsequently, on February 16, 2005, Gene E. Phillips contributed all 12,600 shares of Series J 2% Preferred Stock to CIC Investment LLC, a Nevada limited liability company, of which Gene E. Phillips is the sole member. Also on February 15, 2005, Bradford A. Phillips sold and transferred 1,575 shares of Series J 2% Preferred Stock to PS II Management LLC, a Texas limited liability company, which is indirectly owned by a trust for the benefit of the children of Bradford A. Phillips. Bradford A. Phillips retained the other 1,575 shares of Series J 2% Preferred Stock.

The Acquisition Agreement contained customary representations, warranties and covenants by the parties, but also required that as soon as reasonably practicable and in no event later than June 30, 2006, that the Company present the transaction represented by the Acquisition Agreement, together with a proposed mandatory exchange of Series J 2% Preferred Stock for common stock to its current stockholders in accordance with the applicable requirements of the Securities and Exchange Commission and the AMEX for a vote (or written consent by the requisite number) of stockholders to approve the transaction, including a mandatory exchange of all shares of Series J 2% Preferred Stock for shares of the Company's common stock on the basis of 279 shares of common stock for each share of Series J 2% Preferred Stock, which would result in an aggregate of 8,788,500 shares of common stock being issued to the four individuals or their transferees, which would then constitute at least 89% of the total issued and outstanding shares of common stock of the Company, all subject to the listing requirements with the AMEX. If the proposal is ultimately approved by the requisite number of votes of stockholders, it would result in the following individuals or entities owning the number of shares of common stock of the Company set forth opposite their respective names below by virtue of the exchange of the shares of Series J 2% Preferred Stock for common stock, which, based upon a new total number of shares of Common Stock then to be outstanding of 9,765,504 shares, would result in such individuals or entities owning the then percentage of the total outstanding shares of common stock set forth opposite the number of shares in the following table:

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

If the proposal does not ultimately receive the approval of the requisite number of votes of stockholders prior to June 30, 2006, then at any time thereafter until June 30, 2007, the holders of the shares of Series J 2% Preferred Stock have the option exercisable by all of them to either:

         o rescind in full and revoke the transaction covered by the Acquisition Agreement by returning all 31,500 shares of Series J 2% Preferred Stock to the Company, upon which the Company shall be obligated to deliver back to such holders all equity securities of any entity owning all of the ordinary shares and other securities of Tacaruna B.V. or CableTEL AD, or

         o deliver to the Company all 31,500 shares of Series J 2% Preferred Stock and receive in exchange therefor all of the ordinary shares and other securities of Tacaruna B.V. outstanding and owned by the Company such that such holders will become the owners and holders of all of the issued and outstanding securities of Tacaruna B.V., which in turn continues to own shares of CableTEL AD and shares of Narisma Holdings, Ltd.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


In October 2004, the Company issued Series J 2% Preferred Stock to acquire 74.8% of CableTEL AD. Certain of the holders of the Series J 2% Preferred Stock are deemed to be related parties with the Company. See ITEM 12 above for a description of the Acquisition Agreement and continuing requirements upon the Company to submit certain matters to the stockholders for approval.

The Company, through subsidiaries, owns 30% of CableTEL AD directly and owns 64% of Narisma Holdings, Ltd. which owns the remaining 70% of CableTEL AD. Collectively, the Company has effective ownership of 74.8% of CableTEL AD. In January 2005, Envicon Development Corporation, a company indirectly owned by Gene E. Phillips, acquired the 36% of Narisma Holdings Ltd. which represents 25.2% of CableTEL AD.

It is the policy of the Company that all transactions between the Company and any officer or director, or any of their affiliates, must be approved by non-management members of the Board of Directors of the Company. All of the transactions described above were so approved.



ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2004 and 2003 by the Company's principal accounting firms, Grant Thornton LLP (January 2003 through January 2004) and Farmer, Fuqua & Huff, P.C. (February 9, 2004 through December 31, 2005):

           Type of Fees                   2005 (a)               2004 (b)
           Audit Fees                     $72,062                $166,110
           Audit Related Fees                --                     4,701
           Tax Fees                         9,973                   3,000
           All Other Fees                    --                      --

                 Total Fees               $82,035                $173,811


         (a) The amount of audit fees paid in 2005 was $68,151 to Farmer Fuqua & Huff PC and $3,911 to Grant Thornton . The tax fees paid in 2005 were to Farmer, Fuqua & Huff PC.

         (b) The amount of audit fees paid to Farmer, Fuqua & Huff, P.C. for January 2004 through December 2004 was $166,110; the amount of audit fees paid to Grant Thornton LLP in 2004 was $4,701. The amount of tax fees paid to Farmer, Fuqua & Huff, P.C. for January 2004 through December 2004 was $8,625; the amount of tax fees paid to Grant Thornton for January 2004 through December 2004 was $3,000.

All services rendered by the principal auditors are permissible under applicable laws and regulations and were pre-approved by either of the Board of Directors or the Audit Committee, as required by law. The fees paid to principal auditors for services described in the above table fall under the categories listed below:

         Audit Fees: These are fees for professional services performed by the principal auditor for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q filings and services that are normally provided in connection with statutory and regulatory filings or engagements.

         Audit-Related Fees: These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company's financial statements. These services include attestation by the principal auditor that is not required by statute or regulation and consulting on financial accounting/reporting standards.

         Tax Fees: These are fees for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation and reviews of returns. The review of tax returns includes the Company and its consolidated subsidiaries.

         All Other Fees: These are fees for other  permissible work performed by
         the   principal   auditor  that  does  not  meet  the  above   category
         descriptions.

These services are actively monitored (as to both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in the principal auditor's core work, which is the audit of the Company's consolidated financial statements.

Financial Information Systems Design and Implementation Fees

Farmer, Fuqua & Huff, P.C. did not render any professional services to the Company in 2005 with respect to financial information systems design and implementation.

Under the Sarbanes-Oxley Act of 2002 (the "SO Act"), and the rules of the Securities and Exchange Commission (the "SEC"), the Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditor. The purpose of the provisions of the SO Act and the SEC rules for the Audit Committee's role in retaining the independent auditor is two-fold. First, the authority and responsibility for the appointment, compensation and oversight of the auditors should be with directors who are independent of management. Second, any non-audit work performed by the auditors should be reviewed and approved by these same independent directors to ensure that any non-audit services performed by the auditor do not impair the independence of the independent auditor. To implement the provisions of the SO Act, the SEC issued rules specifying the types of services that an independent may not provide to its audit client, and governing the Audit Committee's administration of the engagement of the independent auditor. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor's independence. Accordingly, the Audit Committee has adopted a pre-approval policy of audit and non-audit services (the "Policy"), which sets forth the procedures and conditions pursuant to which services to be performed by the independent auditor are to be pre-approved. Consistent with the SEC rules establishing two different approaches to pre-approving non-prohibited services, the Policy of the Audit Committee covers pre-approval of audit services, audit-related services, international administration tax services, non-U.S. income tax compliance services, pension and benefit plan consulting and compliance services, and U.S. tax compliance and planning. At the beginning of each fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and the approve or reject each service, taking into account whether services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. Typically, in addition to the generally pre-approved services, other services would include due diligence for an acquisition that may or may not have been known at the beginning of the year. The Audit Committee has also delegated to any member of the Audit Committee designated by the Board or the financial expert member of the Audit Committee responsibilities to pre-approve services to be performed by the independent auditor not exceeding $25,000 in value or cost per engagement of audit and non-audit services, and such authority may only be exercised when the Audit Committee is not in session.

                                     PART IV


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a)      The following documents are filed as a part of this report:

              (1) FINANCIAL  STATEMENTS:  The following financial  statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

                  Report of Farmer, Fuqua & Huff, P.C.........................39
                  Consolidated Balance Sheets.................................40
                  Consolidated Statement of Operations........................42
                  Consolidated Statements of Cash Flows.......................43
                  Consolidated Statement of Changes in Stockholders' Equity...45
                  Notes to Consolidated Financial Statements..................46

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

    10.3 Form of Umbrella Agreement between Greenbriar Corporation, James R. Gilley and Jon Harder, Sunwest Management, Inc. et al

    10.4 Form of Acquisition Agreement between Greenbriar Corporation, Ronald Finley, Jeffery A. Finley, Bradford A. Phillips and Gene E. Phillips dated October 12, 2004 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K for event occurring October 12, 2004)

    10.5 Amendment No. 1 to Acquisition Agreement effective July 29, 2005 among CabelTel International Corporation, Ronald C. Finley, Jeffrey
            A. Finley, Bradford A. Phillips, Gene E. Phillips, joined by CIC Investment, LLC and PSII Management, LLC (incorporated by reference to Exhibit 10.2 of registrants current report on Form 8-K for event occurring July 29, 2005)

    10.6 Warrant to Purchase 20,000 shares of Common Stock issued October 20, 2004 (incorporated by reference to Exhibit 10.5 of registrants annual report of Form 10-K for the fiscal year ended December 31,
            2004)

    10.7 Warrant to Purchase 170,000 shares of Common Stock issued October 20, 2004 (incorporated by reference to Exhibit 10.5 of registrants annual report of Form 10-K for the fiscal year ended December 31,
            2004)

    14.0 Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

    21.1*   Subsidiaries of the Registrant

    23.1*   Consent of Farmer, Fuqua & Hunt, P.C.

    31.1*   Rule 13a-14(a) Certification by Chief Executive Officer

    31.2*   Rule 13a-14(a) Certification by Chief Financial Officer

    32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                        CABELTEL INTERNATIONAL CORPORATION

April 13, 2006                          by: /s/ Gene S. Bertcher
                                           -------------------------------------
                                           Gene S. Bertcher
                                           President and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.




         Signature                     Title                            Date
 /s/ Ronald C. Finley        Chairman, Chief Executive            April 13, 2006
-----------------------      Officer and Director
Ronald C. Finley

 /s/ Gene S. Bertcher        President, Chief Financial           April 13, 2006
-----------------------      Officer and  Director
Gene S. Bertcher

 /s/ Roz Campisi Beadle      Director                             April 13, 2006
-----------------------
Roz Campisi Beadle

 /s/ James Huffstickler      Director                             April 13, 2006
-----------------------
James Huffstickler

 /s/ Dan Locklear            Director                             April 13, 2006
-----------------------
Dan Locklear

 /s/ Victor Lund             Director                             April 13, 2006
-----------------------
Victor Lund

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cabeltel International Corporation, formerly Greenbriar Corporation

We have audited the accompanying consolidated balance sheets of Cabeltel International Corporation, formerly Greenbriar Corporation, and subsidiaries as of December 31, 2005, and 2004, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cabeltel International Corporation, formerly Greenbriar Corporation, and subsidiaries as of December 31, 2005, and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ FARMER FUQUA & HUFF, P.C.

Plano, Texas
April 7, 2006


               CabelTel International Corporation and Subsidiaries


                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                       December 31,
                                                                 -----------------------
                                                                    2005         2004
                                                                 ----------   ----------
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                    $      650   $      762
    Accounts receivable - trade                                         339          222
    Notes receivable                                                    306          856
    Property held for sale                                             --          1,760
    Other current assets, net                                           179          103
                                                                 ----------   ----------

                        Total Current Assets                          1,474        3,703

NOTES RECEIVABLE, net of deferred income                                309          309

PROPERTY AND EQUIPMENT, AT COST
    Land and improvements                                             2,232        2,232
    Buildings and improvements                                        5,298        6,987
    Equipment and furnishings                                           292          273
    Proven oil and gas properties (full cost method)                  1,401        1,479
                                                                 ----------   ----------
                                                                      9,223       10,971

    Less accumulated depreciation, depletion, and amortization          963       (1,090)
                                                                 ----------   ----------
                                                                      8,260        9,881

DEFERRED INCOME TAX BENEFIT                                           1,161        1,161

DUE FROM CABLETEL AD                                                  8,004          951

DEPOSITS                                                                129           36

OTHER ASSETS, NET                                                       743          725
                                                                 ----------   ----------

Total Assets                                                     $   20,080   $   16,766
                                                                 ==========   ==========







         The accompanying notes are an integral part of this statement.


               CabelTel International Corporation and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                  (Amounts in thousands, except share amounts)




                                                                   December 31,
                                                             ------------------------
                                                                2005          2004
                                                             ----------    ----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current maturities of long-term debt                         $    2,383    $    4,780
    Current notes payable                                          --             240
    Accounts payable - trade                                        842           687
    Accrued expenses                                              1,236           828
    Other current liabilities                                       371          --
                                                             ----------    ----------

                      Total Current Liabilities                   4,832         6,535


LONG-TERM DEBT (including amounts to related parties
of $7,347)                                                       13,560         8,338

OTHER NON-CURRENT LIABILITIES (including
amounts to related parties of $591)                                 936           155

                                                             ----------    ----------

                          Total Liabilities                      19,328        15,028

STOCKHOLDERS' EQUITY
    Preferred stock, Series B                                         1             1
    Preferred stock, Series J 2%                                  3,150         3,150
    Preferred stock, Series J contra equity                      (3,150)       (3,150)
    Common stock, $.01 par value; authorized, 4,000,000
       shares; issued and outstanding, 976,955 shares                10            10
    Additional paid-in capital                                   55,966        55,966
    Accumulated deficit                                         (55,225)      (54,239)
                                                             ----------    ----------

                                                                    752         1,738
                                                             ----------    ----------

Total liabilities & equity                                   $   20,080    $   16,766
                                                             ==========    ==========






         The accompanying notes are an integral part of this statement.


               CabelTel International Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)

                                                                     Year Ended
                                                          --------------------------------
                                                                    December 31,
                                                          --------------------------------
                                                            2005        2004        2003
                                                          --------    --------    --------
Revenue
    Real estate operations                                $  4,098    $  4,643    $  2,486
    Oil and gas operations                                   1,723       1,410         449
                                                          --------    --------    --------
                                                             5,821       6,053       2,935
                                                          --------    --------    --------
Operating expenses
    Real estate operations                                   3,001       3,172       1,115
    Oil and gas operations                                   1,349       1,111         441
    Lease expense                                              932         917         969
    General and administrative                               1,191       1,715       1,111
                                                          --------    --------    --------
                                                             6,473       6,915       3,636
                                                          --------    --------    --------

                           Operating loss                     (652)       (862)       (701)

Other income (expense)
    Interest income                                            700         213         304
    Interest expense                                        (1,189)       (904)       (413)
    Gain (loss) on sale of assets, net                        (118)      1,456       1,058
    Other income (expense), net                                285        (403)        374
                                                          --------    --------    --------
                                                              (322)        362       1,323
                                                          --------    --------    --------

             Earnings (loss) from continuing operations       (974)       (500)        622

Discontinued operations
    Profit from operations                                      22        (316)       (400)
    Other expense                                              (34)       --          --
                                                          --------    --------    --------
       Loss from discontinued operations                       (12)       (316)       (400)
                                                          --------    --------    --------

Net earnings (loss)                                           (986)       (816)        222
Preferred dividend requirement                                --          --          --
                                                          --------    --------    --------

Net earnings (loss) applicable to common shares           $   (986)   $   (816)   $    222
                                                          ========    ========    ========

Earnings (loss) per share - basic
    Continuing operations                                 $  (1.00)   $  (0.51)   $   0.88
    Discontinued operations                                  (0.01)      (0.32)      (0.57)
                                                          --------    --------    --------
                   Net earnings (loss) per share          $  (1.01)   $  (0.84)   $   0.31

Basic weighted average common shares                           977         977         706





         The accompanying notes are an integral part of this statement.


               CabelTel International Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                               Year ended December 31,
                                                            2005        2004        2003
                                                          --------    --------    --------
Cash flows from operating activities
   Net earnings (loss)                                    $   (986)   $   (816)   $    222
   Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities
         Depreciation and amortization                         475         355         160
             Depreciation from assets classified as
               discontinued operations                          18         215         170
         (Gain) loss from affiliates                          --        (1,247)       (131)
         Loss on sale of assets                                118        (209)     (1,058)
         Write-down of impaired assets                        --           147        --
         Changes in operating assets and liabilities
             Accounts receivable - trade                      (117)       (122)        (45)
             Other current and non-current assets             (299)       (132)        174
             Accounts payable and other liabilities          1,146        (357)         22
                                                          --------    --------    --------

       Net cash provided (used) in operating activities        355      (2,166)       (486)

Cash flows from investing activities
   Purchase of property and equipment, net                     (47)       (845)     (1,225)
   Net repayment of notes receivable                           550       1,579         334
   Proceeds from sale of other real estate                   1,147        --          --
   Proceeds from sale of properties                          1,910        --           126
                                                          --------    --------    --------

          Net cash provided by investing activities          3,560         734        (765)
                                                          --------    --------    --------

Cash flows from financing activities
   Proceeds from common stock issuance                        --          --           792
   Proceeds from borrowings                                   --         6,500         500
   Payments on debt                                         (3,831)     (5,591)        (90)
   Distributions from equity partnerships'
      financing cash flow                                     --           507          85
   Repurchase of common stock                                 --          --            (9)
   Net advances from affiliates                               (196)         90        --
                                                          --------    --------    --------

                Net cash provided by (used in)
                     financing activities                   (4,027)      1,506       1,278
                                                          --------    --------    --------

               Net increase (decrease) in cash
                     and cash equivalents                     (112)         74          27
Cash and cash equivalents at beginning of year                 762         688         661
                                                          --------    --------    --------

Cash and cash equivalents at end of year                  $    650    $    762    $    688




         The accompanying notes are an integral part of this statement.



               CabelTel International Corporation and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Amounts in thousands)


                                                             Year ended December 31,
                                                             2005     2004     2003
Supplemental information on cash flows is as follows:

Interest paid                                               $  370   $  705   $  515

Non-cash investing and financing activities:
   Notes given in connection with purchase of property        --       --      5,905
   Common stock issued in connection with satisfaction
      of note to executive officer                            --       --        198
   Disposal of property to satisfy debt                       --        935     --
   Notes payable agreed by buyer upon sale of real estate     --        906     --




























         The accompanying notes are an integral part of this statement.


               CabelTel International Corporation and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)


                                                                                                Series J
                                         Series B                     Series J              Preferred Stock
                                      Preferred stock             Preferred stock            Contra Equity
                                 ------------------------    ------------------------   -------------------------
                                   Shares        Amount        Shares        Amount        Shares        Amount
                                 ----------    ----------    ----------    ----------    ----------    ----------
Balance at January 1, 2003                1             1          --            --            --            --

   Conversion of obligation to         --            --            --            --            --            --
        common stock
   Common stock acquired               --            --            --            --            --            --
   Common stock issued                 --            --            --            --            --            --
   Net earnings                        --            --            --            --            --            --
                                 ----------    ----------    ----------    ----------    ----------    ----------

Balance at December 31, 2003              1             1          --            --            --            --
   Net loss

   Issuance of Series J
     preferred stock                   --            --              32         3,150           (32)       (3,150)
   Net loss                            --            --            --            --            --            --
                                 ----------    ----------    ----------    ----------    ----------    ----------

Balance at December 31, 2004              1             1            32         3,150           (32)       (3,150)

   Net loss
                                 ----------    ----------    ----------    ----------    ----------    ----------

Balance at December 31, 2005              1             1            32         3,150           (32)       (3,150)
                                 ==========    ==========    ==========    ==========    ==========    ==========

                                           Common
                                           Stock             Additional      Accum-
                                 ------------------------      paid in       ulated
                                   Shares        Amount        capital       deficit        Total
                                 ----------    ----------    ----------    ----------    ----------
Balance at January 1, 2003              688             7        53,645       (53,645)        1,351

   Conversion of obligation to           23          --            --            --            --
        common stock
   Common stock acquired                 (5)         --              (9)         --              (9)
   Common stock issued                  271             3           987          --             990
   Net earnings                        --            --            --             222           222
                                 ----------    ----------    ----------    ----------    ----------

Balance at December 31, 2003            977            10        54,623       (53,423)        2,554
   Net loss

   Issuance of Series J                --            --            --            --            --
     preferred stock
   Net loss                            --            --            --            (816)         (816)
                                 ----------    ----------    ----------    ----------    ----------

Balance at December 31, 2004            977            10        55,966       (54,239)        1,738

   Net loss                                                                      (986)         (986)
                                 ----------    ----------    ----------    ----------    ----------

Balance at December 31, 2005            977            10        55,966       (55,225)          752
                                 ==========    ==========    ==========    ==========    ==========


* The Company does not have any Other Comprehensive Income.


         The accompanying notes are an integral part of this statement.

               CabelTel International Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

The accompanying Consolidated Financial Statements of CabelTel International Corporation and consolidated entities were prepared in conformity with accounting principles generally accepted in the United States of America, the most significant of which are described in NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31, of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 2004 and 2003 have been reclassified to conform to the 2005 presentation.


NOTE A - BUSINESS DESCRIPTION AND PRESENTATION

Name Change
-----------

On February 10, 2005, Greenbriar Corporation changed its name to CabelTel International Corporation (which is referred throughout this report as " the Company" or "CIC").

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


Nature of Operations
--------------------

As of December 31, 2005, the Company leases and operates a retirement community, in King City Oregon, with a capacity of 114 residents. The Company owns an outlet shopping mall in Gainesville, Texas with approximately 315,000 square feet of retail space available for lease. In addition the Company owns the leases for approximately 198 oil wells in East Texas. These are low production wells with maximum production limits of 20 barrels of oil per day. As of March 30, 2005, there are 50 wells in operation.

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

Depreciation
------------

Depreciation is provided for in amounts sufficient to relate the cost of property and equipment to operations over their estimated service lives, ranging from 3 to 40 years. Depreciation is computed by the straight-line method. Depreciation expense, included in operations expenses, was $493,000 and $355,000 for 2005 and 2004, respectively

Accounting for Leases
---------------------

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

Impairment of Notes Receivable
------------------------------

Notes receivable are identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the note agreements. The accrual of interest is discontinued on such notes, and no income is recognized until all past due amounts of principal and interest are recovered in full. No notes were deemed to be impaired at December 31, 2005 and 2004.

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

Options for 140,000 shares of the Company's  common stock were granted at market
by  Cabeltel   International   Corporation   during  2003.  These  options  were
exercisable immediately and expire 5 years from the date they were granted.

190,000 warrants were issued at market by Cabeltel International Corporation during 2004. The ability to exercise such warrants is contingent upon the conversion of the Series J 2% Preferred stock to common stock. Because of the contingent nature as to the timing and the ability to exercise these warrants, no value has been ascribed to such warrants.

SFAS 123 requires disclosure of pro forma net earnings (loss) and pro forma net earnings (loss) per share as if the fair value method had been applied in measuring compensation cost for stock-based awards.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Reported and pro forma net earnings (loss) and net earnings (loss) per share amounts are set forth below (in thousands, except per share data):

                                                         2005        2004        2003
                                                       --------------------------------
Net earnings (loss) allocable to common stockholders
     As reported                                       $   (986)   $   (816)   $    222
     Deduct:  total stock-based compensation under
         fair value based method for all awards            --          --           (43)

     Pro forma                                         $   (986)   $   (816)   $    179

Net earnings (loss) per share
     As reported                                       $  (1.01)   $  (0.84)   $   0.31
     Pro forma                                         $  (1.01)   $  (0.84)   $   0.25


The fair value of these options was estimated at the date of grant during 2003 using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividends; expected volatility of 20 percent; risk-free interest rates of 4.24 percent; and weighted average expected lives of 5 years.

Earnings (Loss) Per Common Share
--------------------------------

Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In 2003, stock options for approximately 140,000 shares were excluded from diluted shares outstanding because their effect was anti-dilutive. In 2004, warrants for approximately
190,000 shares were excluded from diluted shares outstanding because their effect was anti-dilutive.


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

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("Issue 04-5"), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either
(1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership's business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-5 by us for new or modified limited partnership arrangements is effective June 30, 2005 and for existing limited partnership arrangements effective January 1, 2006. We do not expect that we will be required to consolidate our current unconsolidated joint venture investments nor do we expect Issue 04-5 to have a material effect on our consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("Statement No. 154"). Statement No. 154, which replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of Statement No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows of IORI.

NOTE C - NOTES RECEIVABLE

As a result of the sale of two assisted living communities in 2001, the Company holds two tax-exempt notes for a total of $4,030,000, bearing interest at 9.5%. The notes mature on April 1, 2032 and August 1, 2031.

The repayment of the notes and interest thereon is limited to the cash flow of the respective properties either from operations, refinancing or sale. The Company has deferred gains in the amount of $3,721,000 as well as unpaid interest, which will be recognized as cash is received or the receivables are sold.

The net of the notes receivable and deferred gains discussed above is $309,000 which is shown on the Balance Sheet as `Notes receivable, net of deferred income.'

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values at December 31, 2005 and 2004:

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

NOTE E - NOTES PAYABLE

LONG TERM DEBT

Long-term debt is comprised of the following (in thousands):

                                                                December 31,
                                                             2005        2004

Notes payable to financial institutions maturing
through 2018; fixed and variable interest rates
ranging from 5.75% to 11% collateralized by real
property, fixtures, equipment (with a carrying
value of $6,918 at December 31, 2005) and the
assignment of rents                                            6,341       7,627

Notes payable to individuals and companies
maturing through 2023; variable and fixed
interest rates ranging from 10% to 18%;
collateralized by real property, personal property,
fixtures, equipment and the assignment of rents                2,255       4,590

Notes payable to related parties bearing interest
at rates ranging From 15% to 18% (funds re-
advanced to CableTEL AD)                                       7,347         901
                                                           ---------------------
                                                              15,943      13,118

     Less current maturities                                   2,383       4,780
                                                           =====================
                                                              13,560       8,338
                                                           =====================

Aggregate annual principal maturities of long-term debt at December 31, 2004 are as follows (in thousands):

2006                             2,383
2007                             7,481
2008                               143
2009                             5,936
2009                              --
2010                              --
Thereafter                        --
                              --------

                              $ 15,943
                              ========


NOTE F - OPERATING LEASES

The Company leases a retirement community under an operating lease in which the basic term expires December 31, 2011, and has operating leases for equipment and office space. The leases generally provide that the Company pay property taxes, insurance and maintenance.

Future minimum payments following December 31, 2005, are as follows (in thousands):

2006                          $    898
2007                               914
2008                               866
2009                               870
2010                               888
Thereafter                       1,829
                              --------

                              $  6,265
                              ========

Lease expense in 2005, 2004 and 2003 was $932, $917, and $969, respectively.



NOTE G - AFFILIATED PARTNERSHIP

In October 2001, the Company became a 56% limited partner in Corinthians Real Estate Investors, LP ("CREI"), a partnership formed to acquire two properties. In October 2001, CREI acquired a retirement community for approximately $9,100,000 and in January 2002, it acquired an assisted living community for approximately $2,800,000.

The Company issued a $1,600,000 note to the seller in 2001 as partial payment for the purchase of the retirement community. CREI gave the Company a $1,600,000 note in consideration for payment of that amount of the purchase price. The notes bore interest at 8.75% and were due December 30, 2003. The balance of the purchase price was funded by borrowings of CREI from a third party in the amount of $7,840,000, which was guaranteed by the Company.

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

CREI recognized a gain on sale in the amount of $1,322,000. The Company has deferred recognition of its $740,000 share of the gain because of the aforementioned guaranty. In addition CREI has deferred a gain on sale in the amount $994,000 that will be recognized on the installment method.

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


NOTE H - EARNINGS PER SHARE

The following table sets forth the computations of pro forma basic and diluted earnings per share from continuing operations (in thousands, except per share data):

                                                         Year ended December 31,
                                                         -----------------------
                                                          2005     2004     2003

Numerator:
  Net income (loss) from continuing operations           $(986)   $(632)   $ 617

Denominator:
  Shares used in basic earnings per share calculation      977      977      706

Effect of diluted securities:
  Employee stock options                                  --       --         80

Pro forma basic earnings per share                       $(1.01)  $(0.84)  $0.31

Pro forma diluted earnings per share                     $(1.01)  $(0.84)  $0.31

  Shares used in diluted earnings per share
    calculations                                           977      977      706


NOTE I - INCOME TAXES

At December 31, 2004, the Company had net operating loss carry forwards of approximately $23,600,000, which expire between 2012 and 2024.


Deferred tax assets and liabilities were comprised of the following (in thousands):

                                                                Year ended
                                                               December 31,
                                                             2005        2004
                                                           --------------------
Deferred tax assets:
     Net operating loss carryforwards                      $  8,043    $  7,869
     Alternative minimum tax carryforwards                      324         324
     Other                                                      496         386
     Total deferred tax assets                                8,863       8,579
Valuation allowance                                          (7,702)     (7,418)
                                                           --------------------

     Net deferred tax asset                                $  1,161    $  1,161

Following is a reconciliation of income tax expense attributable to continuing operations with the amount of tax computed at the federal statutory rate of 34%
(in thousands):

                                                            Year ended
                                                            December 31,
                                                     2005       2004       2003
                                                   -----------------------------
Tax expense (benefit) at the statutory rate        $  (331)   $  (216)   $    75
Change in deferred tax asset valuation allowance,
     attributable to continuing operations            (331)      (216)        75
                                                   -----------------------------
Tax expense                                        $  --      $  --      $  --
                                                   -----------------------------

Changes in the deferred tax valuation allowance result from assessments made by the Company each year of its expected future taxable income available to absorb its carryforwards. The Company believes that it is more likely than not that the net deferred tax asset at December 31, 2005, of $1,161,000 will be realized.
However, this evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
Accordingly, the ultimate realization of the net deferred tax asset could be less than the carrying amount.

NOTE J - STOCKHOLDERS' EQUITY

Outstanding Preferred Stock
---------------------------

Preferred stock consists of the following (amounts in thousands):
                                                                                         Year ended
                                                                                        December 31,
                                                                                        2005     2004
                                                                                       ------   ------
Series B cumulative convertible preferred stock, $.10 par value; liquidation
    value of $100; authorized, 100 shares; issued and outstanding, 1 share             $    1   $    1
                                                                                       ======   ======

Series J cumulative non-convertible preferred stock, $.10 par value; liquidation
    value of $1,000; authorized, 31,500 shares; issued and outstanding 31,500 shares   $3,150   $3,150
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

The Series J stock is non-convertible, however, the Company has agreed to hold a shareholder vote to require the Series J shareholders to exchange their 31,500 shares of preferred into 8,788,000 shares of the Company's common stock (See Note A).

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

    Information with respect to stock option activity is as follows:

                                                                        Weighted
                                                                         Average
                                                                        exercise
                                                             Shares       price
                                                           ---------    --------

Outstanding at January 1, 2003                               155,800       78.00
   Granted                                                    60,000        2.60
   Cancelled, rescinded or annulled                          (70,800)     109.27
   Expired                                                    (3,000)     112.50
Outstanding at December 31, 2003 ,2004 and 2005              142,000    $  30.27
                                                           =========    ========

Options exercisable at December 31, 2003 , 2004 and 2005     142,000    $  30.27
                                                           =========    ========

Weighted average fair value per share of options granted during 2003 was $0.71 and $7.60, respectively.

Additional information about stock options outstanding at December 31, 2005, is summarized as follows:

                                    Options outstanding and exercisable
                            ----------------------------------------------------
                                            Weighted average
                               Number          remaining        Weighted average
Range of exercise prices    outstanding     contractual life     exercise price
------------------------    -----------    ------------------   ----------------

$2.60                            60,000             4.0           $   2.60
$3.75 to $6.90                   60,000             6.0               5.68
$100.00 to $150.39                2,000             1.0             150.39
$175.00                          20,000             3.0             175.00


NOTE K - OTHER INCOME (EXPENSE)

Other income (expenses) consists of the following: (amounts in thousands)

                                                       Year ended December 31,
                                                      2005      2004      2003
                                                     ------    ------    ------

Equity in earnings of CREI                             --        --         131
Property acquisition due diligence expense             --        --        --
Write off start up costs in projects not completed     --       (167)      --
Accrued tenant revenue                                 --        --         121
Collection of previously deferred receivables           145      --        --
Other                                                   140      (236)       90
                                                     ------    ------    ------

                                                     $  285    $ (403)   $  342
                                                     ======    ======    ======


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

During  2004,  the Company  disposed of an assisted  living  community  in North
Carolina and entered into a contract to sell a assisted living community in South Carolina. The operations of these two facilities have been reflected as an assets held for sale. Revenue for the two properties was $841,000, and $1,986,000 in 2004, and 2003 respectively. The net loss for the two properties was $184,000, and $395,000 in 2004, and 2003 respectively.

The South Carolina facility was sold in May 2005. Revenue and net income were $40,610 and $(11,640) respectively for 2005.


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

Segment information and reconciliation to income (loss) from operations are as follows:

Twelve months ended December 31, 2005 (amounts in thousands)

                                           Real Estate      Oil & Gas
                                           Operations      Operations    Consolidated
                                          ------------    ------------   ------------
Revenue                                   $      4,098    $      1,723   $      5,821
Depletion, depreciation and amortization           389             104            493
Net earnings (loss) from continuing
operations                                      (1,349)            375           (974)
Total Assets                              $     18,679    $      1,401   $     20,080

NOTE N - LIQUIDITY

Included in current liabilities is an obligation of principal and accrued interest to a third party for $2,943,000. The terms of this obligation are similar to that of preferred stock whereby the Company can only pay this obligation out of available earned surplus. Although management anticipates that the Company may generate excess cash from property operations in 2006, such excess, however, will not be sufficient to discharge all of this obligation and in accordance with the debt instrument, the amount due will not be paid until such surplus cash is available.


NOTE O - CONTINGENCIES


Cable Partners Bulgaria LLC vs. Greenbriar Corporation and Ronald C. Finley
---------------------------------------------------------------------------

On December 1, 2005, Cable Partners Bulgaria, LLC ("CPB") instituted an action in the 95th Judicial District Court of Dallas County, Texas styled Cable Partners Bulgaria, LLC and Cable Partners Europe, LLC v. CabelTel International Corporation f/k/a Greenbriar Corporation, Gene Phillips and Ronald C. Finley, Cause No. 05-12021. Plaintiffs' Original Petition is also a request for an injunction and alleged that CPB is a wholly-owned subsidiary of Cable Partners Europe, LLC, a Delaware limited liability company ("CPE"). The complaint makes allegations similar to an original complaint filed by CPB on January 24, 2005, in another state district court in Dallas County, Texas (which was non-suited on October 17, 2005), but in addition alleges that a representative of CPE talked to Finley about CPE's possible purchase of CableTEL AD's telecommunications systems during 2004, and that during the conversation in November 2004, told Ronald C. Finley that CPB had an agreement to purchase Eurocom Plovdiv EOOD ("Eurocom"). The current complaint alleges that (i) the two owners of Eurocom (who are not defendants in this action) advised CPE that they had agreed to sell the entity to CableTEL AD and had been paid a non-refundable deposit, (ii) the two individuals informed the CPE representative that they would complete the sale of Eurocom to CPB only if CableTEL AD were unable to complete the purchase, and CPB's price increased to (euro)23,000,000 with limited further due diligence and the purchase of stock rather than assets, (iii) subsequently CPE, CableTEL AD and the Company entered into negotiations relating to CPE's potential acquisition of CableTEL AD, including Eurocom, (iv) the parties executed a "letter agreement" whereby the parties agreed that they would "engage in good faith discussions" regarding the potential transaction, which purportedly included an exclusivity period up to April 29, 2005, (v) in June 2005, Plaintiffs entered into a "term sheet summary" setting forth the principle provisions of the transaction, but the defendants continued to endeavor to sell CableTEL AD to third party purchasers, failed to cooperate with CPE's due diligence efforts, and refused to provide CPE with copies of certain contracts, and (vi) Plaintiffs continued to complete the transaction and expended efforts and funds up to November 23, 2005. Plaintiffs' complaint alleges tortious interference with an existing contract, breach of contract, and seeks a temporary and permanent injunction, exemplary damages, costs and attorneys' fees. An answer has been filed on behalf of the Company denying all of the material allegations in the Complaint. Management intends to vigorously defend the action which it perceives to be without merit as to the Company. Management also believes that the action misstates or seeks to conveniently rearrange certain facts and events central to the controversy.


Other
-----

The Company has been named as a defendant in other lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.


NOTE P - QUARTERLY DATA (UNAUDITED)

The table below reflects the Company's selected quarterly information for the years ended December 31, 2005 and 2004. Certain 2004 amounts have been reclassified to conform to the current presentation of discontinued operations.
All amounts shown are in thousands.

                                                  First      Second     Third      Fourth
         Year ended December 31, 2005            Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------

Revenue                                          $ 1,514    $ 1,532    $ 1,441    $ 1,334
Operating Expense                                  1,475      1,588      1,633      1,777
Other income (expense) net                          (181)       (87)      (102)        48
Net income (loss) from continuing operations          39        (56)      (192)      (443)
Other income (expense) net                          (181)       (87)      (102)        48
Gain (loss) from discontinued operations               5        (17)      --         --
Income (loss) allocable to common shareholders      (137)      (160)      (294)      (395)
Income (loss) per common share -
         basic and diluted                       $  0.14    $ (0.16)   $ (0.28)   $ (0.71)

                                                  First      Second     Third      Fourth
         Year ended December 31, 2004            Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------

Revenue                                          $ 1,539    $ 1,439    $ 1,645    $ 1,430
Operating Expense                                  1,466      1,563      1,458      2,428
Operating income (loss)                               73       (124)       187       (998)
Other income (expense) net                          (182)       (47)       426        165
Gain (loss) from discontinued operations             (66)       (34)        10       (226)
Income (loss) allocable to common shareholders      (175)      (205)       623     (1,059)
Income (loss) per common share -
         basic and diluted                       $ (0.18)   $ (0.21)   $  0.64    $ (1.09)


NOTE Q - SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company's net proved oil and natural gas reserves as of December 31, 2005 and 2004, have been estimated by Company personnel in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates were based on existing economic and operating conditions. Oil and gas prices in effect at December 31, of each year were used. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

                                                      Crude Oil     Natural Gas
Quantities of Proved Reserves:                           Bbls           Mcf
--------------------------------------               -----------    -----------

   Balance December 31, 2003                             510,890           --
       Revisions of previous estimates                   (82,971)        38,870
       Production                                        (46,849)
                                                     -----------    -----------

   Balance December 31, 2004                             381,070         38,870
       Revisions of previous estimates                   (88,522)       (12,070)
       Production                                        (41,298)
                                                     -----------    -----------

   Balance December 31, 2005                             381,070         38,870
                                                     ===========    ===========

Proved Developed Reserves:
--------------------------

   Balance December 31, 2004                             381,070         38,870
   Balance December 31, 2005                             251,250         26,800


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

During 2005, the Company continued to operate the producing wells it acquired in 2003. The Company controls approximately 198 wells but only had 50 wells in production on December 31, 2005.

The Company controls 68 leases which were abandoned by larger oil and gas companies in the past due to low production. The Company's operating wells average from 70 to 360 barrels per month. Due to low production and relatively high overhead the Company estimates that its production would be unprofitable if the price of oil fell below $24 per barrel.

Standardized measure of discounted future net cash flows related to proved reserves:


                                                       Year Ended December 31,
                                                     --------------------------
                                                        2005           2004
                                                     -----------    -----------

Future production revenue                            $14,985,000    $16,420,000
Future development costs                                  20,000         83,000
Future production costs                               10,874,000     11,394,000
                                                     -----------    -----------

Future net cash flow before federal
         income tax                                    4,091,000      4,943,000
    Federal income tax                                 1,391,000      1,680,000
                                                     -----------    -----------

Future net cash flows                                  2,700,000      3,263,000
Effect of 10% annual discounting                         972,000      1,304,000
                                                     -----------    -----------

Standardized measure of
    Discounted net cash flows                        $ 1,728,000    $ 1,959,000
                                                     ===========    ===========

Changes in the standardized measure of discounted future net cash flows:


                                                       Year Ended December 31,
                                                     ---------------------------
                                                        2005           2004
                                                     -----------    -----------

Beginning of the year                                $ 1,959,000    $ 1,361,000
Oil and gas sales, net of
    production costs                                    (478,000)      (407,000)
Net change in prices, net of
    production costs                                   2,645,000      2,670,000

Changes in production rates, timing and other
Revisions of quantity estimate                        (2,436,000)    (1,815,000)
Effect of income tax                                     (71,000)      (291,000)
Accretion of discount                                    109,000        441,000
                                                     -----------    -----------

Standardized measure of
         Discounted net cash flows                   $ 1,728,000    $ 1,959,000
                                                     ===========    ===========

                                  EXHIBIT INDEX


Exhibit No.       Exhibit

   21.1           Subsidiaries of the Registrant

   23.1           Consent of Farmer, Fuqua & Hunt, P.C.

   31.1           Rule 13a-14(a) Certification by Chief Executive Officer

   31.2           Rule 13a-14(a) Certification by Chief Financial Officer

   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002