Form 10-Q
period 2006-03-31
CabelTel International Corp
filed 2006-05-19
CIK 105744

================================================================================

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2006
                                       or
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         Commission File Number 000-8187
                       CABELTEL INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

            Nevada                                                75-2399477
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                        1755 Wittington Place, Suite 340
                                  Dallas, Texas
                 ----------------------------------------------
                    (Address of principal executive offices)

                                      75234
                 ----------------------------------------------
                                   (Zip Code)

                          (972) 407-8400 (Registrant's
                           telephone number, including
                                   area code)

                 ----------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_|. No |X|.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer |_|  Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_|. No |X|.

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_|. No |_|.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock, $.01 par value                        976,955
                (Class)                     (Outstanding at March 31, 2006)

================================================================================

                       CABELTEL INTERNATIONAL CORPORATION
                     Index to Quarterly Report on Form 10-Q
                           Period ended March 31, 2006


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

   Item 2:  Management's Discussion and Analysis Of Financial Condition
            and Results Of Operations.........................................12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........14

   Item 4.  Controls and Procedures...........................................14

PART II: OTHER INFORMATION....................................................15

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........15

   Item 6.  Exhibits..........................................................15

   Signatures.................................................................17

                          Part I: Financial Information

ITEM 1:   FINANCIAL STATEMENTS
------------------------------

The accompanying Consolidated Financial Statements as of and for the three months ended March 31, 2006 have not been audited by independent certified public accountants but, in the opinion of the management of CableTel International Corporation ("CIC" or "the Company"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of CIC's consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

                       CabelTel International Corporation
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                       March 31,    December 31,
Assets                                                   2006           2005
                                                     (Unaudited)
                                                     ------------   ------------

Current assets
   Cash and cash equivalents                         $        135   $        650
   Accounts receivable-trade                                  326            339
   Note receivable                                            156            306
   Other current assets                                       340            179
                                                     ------------   ------------

            Total current assets                              957          1,474

Notes receivable net of deferred income                       310            309

Property and equipment, at cost
   Land and improvements                                    2,232          2,232
   Buildings and improvements                               5,299          5,298
   Equipment and furnishings                                  294            292
   Proven oil and gas properties (full cost method)         1,401          1,401
                                                     ------------   ------------
                                                            9,226          9,223
             Less accumulated depreciation and
                     depletion                              1,048            963
                                                     ------------   ------------
                                                            8,178          8,260

Deferred tax asset                                          1,161          1,161

Due from CableTEL AD - related party                        8,236          8,004

Other assets                                                  866            872
                                                     ------------   ------------

                                                     $     19,708        $20,080
                                                     ============   ============


         The accompanying notes are an integral part of this statement.

                       CabelTel International Corporation
                     Consolidated Balance Sheets - Continued
                  (Amounts in thousands, except share amounts)

                                                  March 31,     December 31,
Liabilities and Stockholders' equity                2006            2005
                                                (Unaudited)
                                                ------------    ------------

Current liabilities
   Current maturities of long-term debt         $      2,384    $      2,383
   Accounts payable - trade                              690             842
   Accrued expenses                                      990           1,236
   Other current liabilities                             414             371
                                                ------------    ------------

            Total current liabilities                  4,478           4,832

Long-term debt                                        13,527          13,560

Other long term liabilities                            1,249             936
                                                ------------    ------------

            Total liabilities                         19,254          19,328

Stockholders' equity
   Preferred stock, Series B                               1               1
   Preferred stock, Series J 2%                        3,150           3,150
   Preferred stock, Series J 2% contra equity         (3,150)         (3,150)
   Common stock $.01 par value; authorized,
            4,000,000 shares; 976,955 shares
            issued and outstanding                        10              10
   Additional paid-in capital                         55,966          55,966
   Accumulated deficit                               (55,523)        (55,225)
                                                ------------    ------------

                                                         454             752
                                                ------------    ------------

                                                $     19,708    $     20,080
                                                ============    ============


         The accompanying notes are an integral part of this statement.

                       CabelTel International Corporation
                      Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)

                                                     For The Three Month
                                                         Period Ended
                                                           March 31,
                                                      2006        2005
                                                     -------     -------
                                                         (Unaudited)
Revenue
   Real estate operations                            $ 1,176     $ 1,100
   Oil and gas operations                                454         414
                                                     -------     -------
                                                       1,630       1,514
                                                     -------     -------

Operating expenses
   Real estate operations                                878         606
   Oil and gas operations                                331         267
   Lease expense                                         236         231
   Depletion, depreciation and amortization              125         109
   Corporate general and administrative                  215         262
                                                     -------     -------
                                                       1,785       1,475
                                                     -------     -------

   Operating earnings (loss)                            (155)         39

Other income (expense)
   Interest income                                       317          95
   Interest expense                                     (460)       (190)
   Net loss on sale of assets                           --          (118)
   Other                                                --            32
                                                     -------     -------
                                                        (143)       (181)
                                                     -------     -------

Loss from continuing operations                         (298)       (142)

Discontinued operations
Gain (loss) from discontinued operations                --             5
                                                     -------     -------

   Net earnings (loss) applicable to common shares      (298)       (137)
                                                     -------     -------

Earnings per common share - basic
   Continuing operations                             $ (0.31)    $ (0.14)
   Discontinued operations                              --          --
   Net earnings (loss) per share                     $ (0.31)    $ (0.14)
                                                     =======     =======

Weighted average of common and equivalent shares
outstanding - basic and diluted                          977         977


         The accompanying notes are an integral part of this statement.


                       CabelTel International Corporation
                      Consolidated Statements of Cash Flow
                             (Amounts in thousands)

                                                            For the three month
                                                           Period Ended March 31,
                                                             2006         2005
                                                         -----------    -----------
                                                         (Unaudited)    (Unaudited)
Cash flows from operating activities
   Net earnings (loss)                                   $      (298)   $      (137)
   Adjustments to reconcile net earnings (loss) to net
            cash (used in) operating activities
        Depreciation and amortization                            125            109
        Loss on sale of assets                                  --              118
        Changes in operating assets and liabilities
            Accounts receivable                                   13            (38)
              Interest receivable                               (232)          --
            Other current and non current assets                (195)        (1,033)
            Accounts payable and other liabilities               (42)           499
                                                         -----------    -----------

        Net cash (used in) operating activities                 (629)          (482)
                                                         -----------    -----------

Cash flows used in investing activities
   Repayment of notes receivable                                 150            100
   Proceeds from the sale of property                           --            1,910
   Purchase of property and equipment                             (3)           (32)
                                                         -----------    -----------

            Net cash provided by investing activities            147          1,978

Cash flows from financing activities
   Net advances from affiliates                                 --              562
   Payments on debt                                              (33)        (2,593)
   Borrowings                                                   --
                                                         -----------    -----------

        Net cash used in financing
            activities                                           (33)        (2,031)
                                                         -----------    -----------

        NET DECREASE IN CASH AND                                (515)          (535)
               CASH EQUIVALENTS

   Cash and cash equivalents at beginning of period              650            762
                                                         -----------    -----------

   Cash and cash equivalents at end of period            $       135    $       227
                                                         ===========    ===========


         The accompanying notes are an integral part of this statement.

                   Notes to Consolidated Financial Statements
                         for the Unaudited Three Months
                          Ended March 31, 2006 and 2005

Note A: Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of CabelTel International Corporation and its majority-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and accounts have been eliminated.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ended December 31, 2006.

Certain balances in 2005 have been reclassified to conform to the 2006 presentation.

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

The Company also sold a property in March 2005 and received, among other considerations, a $200,000 non-interest bearing note. The repayment of the note and interest thereon is limited to the cash flow of the property either from operations, refinancing or sale. Subsequent to the sale the Company has received payments totaling $50,000 and has deferred gains in the amount of $150,000 which will be recognized as cash is received.

Note C: Due from Cabletel AD - related party

On October 12, 2004, the Company acquired, for 31,500 shares of newly-designated 2% Series J Preferred Stock, 74.8% of CableTEL AD ("CableTEL"), a Bulgarian telecommunications company. This transaction is more fully described in Part I,
Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.


Since that time the Company has  advanced,  for  interest  bearing  notes,  $7.2 million to CableTEL  using funds  advanced to the Company from related  parties, for notes bearing identical interest terms to those granted CableTEL.  The table below  summarizes the notes,  accrued interest and other funds due from CableTEL
(in thousands).

                                                  2006     2005
                                                 ------   ------
     Notes receivable                            $7,247   $7,247
     Accrued Interest                               829      597
     Other                                          160      160
                                                 ------   ------

     Total                                       $8,236   $8,004
                                                 ======   ======


Note D: Long-Term Obligations

Long-term debt is comprised of the following (in thousands):

                                                                 March 31,    December 31,
                                                                   2006           2005
                                                               ------------   ------------
Notes payable to financial institutions maturing through       $      6,309   $      6,341
2018 at variable and fixed interest rates ranging from
5 3/4% to 11% and collateralized by real property, fixtures, equipment and the assignment of rents

Notes payable to individuals and companies maturing
through 2023 at variable and fixed interest rates ranging
from 10% to 18% and collateralized by real property,
personal property, fixtures, equipment and the
assignment of rents                                                   2,255          2,255

Notes payable to related parties bearing interest at rates
ranging from 15% to 18% (funds re-advanced to
CableTEL AD)                                                          7,347          7,347

                                                               ------------   ------------
                                                                     15,911         15,943

Less: current maturities                                              2,384          2,383
                                                               ------------   ------------

                                                               $     13,527        $13,560
                                                               ------------   ------------

NOTE E: Discontinued Operations

The Company owned an assisted living property in Greenville, South Carolina. In August 2002, the Company leased the property to an unrelated third party who has been operating the property. The monthly lease payments received by the Company approximated the Company's cost for interest and real estate taxes. In May 2005, the Company sold the property to the lessee for the amount of the existing mortgage on the property, which approximated the Company's carrying value for the property.


In March 2005, the company sold an assisted living facility in North Carolina and recorded a loss of $42,000. The operations of that property are reflected as a discontinued operation in 2005.

NOTE F: Segment Reporting

Business Operations

     The Company operates two separate distinct businesses

          o The ownership and operation of real estate through one retirement community in King City, Oregon, with a capacity of 114 residents and ownership and operation of an outlet mall, with approximately
               315,000 square feet of retail space available for lease, in Gainesville, Texas.

          o The ownership of oil and gas leases in Gregg and Rusk Counties, Texas, on which 48 producing oil wells were operating as of March
               31, 2006.

The segment information and reconciliation to income (loss) from operations for the period ended March 31, 2006 and March 31, 2005 are as follows (amounts in thousands):

                                               Three months ended March 31, 2006
                                                                                       CIC
                                 Corporate       Real Estate     Oil Operation    Consolidated
                               -------------    -------------    -------------    -------------
Revenue
Real estate operations         $        --      $       1,176    $        --      $       1,176
Oil & gas operations                    --               --                454              454
                               -------------    -------------    -------------    -------------
                                                        1,176              454            1,630
                               -------------    -------------    -------------    -------------
Operating expenses
     Operations                         --                878              331            1,209
     Lease expense                        22              214             --                236
     Depletion, depreciation
       and amortization                    4               99               22              125
     Corporate general and
       administrative                    215             --               --                215
                               -------------    -------------    -------------    -------------
                                         241            1,191              353            1,785
                               -------------    -------------    -------------    -------------

Operating earnings (loss)               (241)             (15)             101             (155)

Interest Income                          317             --               --                317
Interest (expense)                      (263)            (193)              (4)            (460)
                               -------------    -------------    -------------    -------------
Net earnings (loss)  from
  continuing operations        $        (187)   $        (208)   $          97    $        (298)
                               -------------    -------------    -------------    -------------

Total assets                   $       9,204    $       8,463    $       2,041    $      19,708
                               =============    =============    =============    =============



                                               Three months ended March 31, 2005
                                                                                      CIC
                                 Corporate       Real Estate     Oil Operation   Consolidated
                               -------------    -------------    -------------   -------------


Revenue                        $        --      $       1,100    $         414   $       1,514

Operating expenses
     Operations                         --                606              267             873
     Lease expense                        20              211             --               231
     Depletion, depreciation
     and amortization                      2               81               26             109
     Corporate general and
       administrative                    262             --               --               262
                               -------------    -------------    -------------   -------------
                                         284              898              293           1,475
                               -------------    -------------    -------------   -------------

Operating earnings (loss)               (284)             202              121              39

Interest Income                           40             --               --                40
Interest (expense)                       (54)             (81)            --              (135)
Other                                     32             --               --                32
                               -------------    -------------    -------------   -------------
Net earnings (loss)  from      $        (308)   $         121    $          45   $         (24)
  continuing operations
                               -------------    -------------    -------------   -------------

Total assets                   $       5,848    $       8,507    $       1,680   $      16,035
                               =============    =============    =============   =============

WARNING CONCERNING FORWARD LOOKING STATEMENTS
---------------------------------------------

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-Q may contain forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the caption "Management's Discussion and Analysis of Financial Condition" and "Results of Operations." We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management's beliefs and on assumptions made by, and information currently available to, management. When used, the words "anticipate," "believe," "expect," "intend," "may," "might," "plan," "estimate," "project," "should," "will," "result" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company's Form 10-K for the fiscal year ended December 31, 2005 (the "Form 10-K").

Other sections of this report may also include suggested factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for management to predict all such matters; nor can we assess the impact of all such matters on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

ITEM 2:   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
--------------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

Liquidity and Capital Resources

At March 31, 2006, the Company had current assets of $1 million and current liabilities of $4.5 million. Included in current liabilities is an obligation of principal and accrued interest of $3 million, the terms of which are similar to that of preferred stock whereby the Company can only pay this obligation out of available earned surplus. Also included in current liabilities is an obligation to pay approximately $300,000 to a tenant at the Company's outlet mall. The Company has the option to offset this obligation against future rent payments from this tenant.

Cash and cash equivalents at March 31, 2006 and December 31, 2005 were $135,000 and $650,000 respectively. The Company's principal sources of cash have been property and oil well operations as well as the collection of certain notes receivables. If such sources are not sufficient to satisfy the Company's obligations as they mature management may also sell income producing properties, refinance properties and/or incur additional debt to meet cash requirements.


Results of Operations

The Company reported a net loss of $298,000 for the three months ended March 31, 2006 as compared to a net loss of $137,000 for the three period ending March 31, 2005.

For the three months ended March 31, 2006, the Company recorded revenues of $1.2 million for its real estate operations, as compared to $1.1 million for the three months ended March 31, 2005. The Company's retirement property is fully occupied and it is anticipated that it will remain so during 2006.

For the three months ended March 31, 2006, revenues for the oil and gas operation was $454,000 as compared to $414,000 for the three months ended March 31, 2005. The increase was due principally to increases in the price of crude oil.

For the three months ended March 31, 2006, real estate operating expenses were $878,000 as compared to $606,000 for the three months ended March 31, 2005. The increase was due principally to increases in operating costs, including promotional expenses, for the Gainesville outlet mall during the period.

For the three months ended March 31, 2006, operating expenses for the oil and gas operation were $331,000 as compared to $267,000 for the three months ended March 31, 2005. The increase was due principally to the cost of well repairs.

For the three months ended March 31, 2006, the depletion, depreciation and amortization expense was $125,000 as compared to $109,000 for the three months ended March 31, 2005.

For the three months ended March 31, 2006, interest income was $317,000 as compared to $95,000 for the three months ended March 31, 2005. The increase was due principally to an increase in notes receivable due from CableTEL AD, a related party, in 2006, as compared to 2005.

Interest expense was $460,000 for the three months and three months ended March 31, 2006 as compared to $190,000 for the three months and three months ended March 31, 2005. The increase was primarily due to interest paid on borrowings which funded the increased notes receivable from CableTEL mentioned above.

In 2005 the loss on the sale of assets was $118,000 for the three months ended March 31. The Company sold certain of its non-producing oil wells when it was determined that we were unlikely to operate them in the future. The Company incurred a loss of $76,000. The Company also incurred certain legal and closing costs in its sale of the assisted living property in North Carolina.

Inflation

The Company's principal sources of revenue are from rents in a retirement community, an outlet shopping mall and the sale of crude oil by its oil and gas operations. The operation of the real estate entities is affected by rental rates that are highly dependent upon market conditions and the competitive environment in the areas where the properties are located. Worldwide consumption patterns seem to preclude competition in the oil business in the foreseeable future. Compensation to employees and maintenance are the principal cost elements relative to the operations of the entities. Although the Company has not historically experienced any adverse effects of inflation on salaries or other operating expenses, there can be no assurance that such trends will continue or that, should inflationary pressures arise, the Company will be able to offset such costs by increasing rental rates in its real estate properties. The price of oil is dictated by market conditions and the Company could not arbitrarily increase the price of its oil.


Environmental Matters

The Company has conducted environmental assessments on most of its existing owned or leased properties. These assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations and the Company is not aware of any such environmental liability. The Company believes that all of its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority and is not otherwise aware of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its communities.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Interest Rate Risk
Nearly all of the Company's debt is financed at fixed rates of interest. Therefore, we have minimal risk from exposure to changes in interest rates.

ITEM 4.   CONTROLS AND PROCEDURES
---------------------------------

As required by Rule 13(a)-15(b), the Company's management, including the principal executive officer, chief financial officer and principal accounting officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13(a)-15(e). Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no changes in the Company's internal controls over financial reporting during the period ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can only provide reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based, in part, on certain assumptions about the likelihood of future events.


                           Part II: Other Information

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
---------------------------------------------------------------------

During the period of time covered by this report, the Company did not repurchase any of its equity securities. The following table sets forth a summary for the quarter, indicating no repurchases were made and that, at the end of the period covered by this report, no specified number of shares may be purchased under any program in place.

                                                                                                    Maximum
                                                                                Total Number       Number of
                                                                                 of Shares      Shares that May
                                                                 Average        Purchased as        Yet be
                                             Total Number         Price       Part of Publicly     Purchased
                                              of Shares          Paid per         Announced        Under the
Period                                        Purchased           Share            Program         Program(a)
------                                    ----------------  ----------------  ----------------  ----------------
Balance as of December 31, 2005.........              --                --                --                --

January 1-31, 2006......................              --    $           --                --                --

February 1-28, 2006.....................              --                --                --                --

March 1-31, 2006 .......................              --                --                --                --
                                          ----------------  ----------------  ----------------  ----------------


Total ..................................              --    $           --                --                 --
                                          ================  ================  ================  ================

(a) As a courtesy to stockholders of less than 100 shares and to relieve such stockholders of having to pay a broker's commission, the Company, although not obligated to do so, has periodically repurchased its common stock at the then most recent closing price of the Company's common stock on the last trading day before the stock certificate(s) is (are) actually received by the Company from the stockholder. The number of such shares purchased in any period of time has been minimal; no purchases were made during the quarter ended March 31, 2006.



ITEM 6.   EXHIBITS.
-------------------

The following exhibits are filed herewith or incorporated by references as indicated below:

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


                                              CabelTel International Corporation


Date: May 19, 2006                         By: /s/ Gene S. Bertcher
                                              ----------------------------------
                                              President
                                              Chief Financial Officer