Form 10-Q
period 2006-06-30
CabelTel International Corp
filed 2006-08-15
CIK 105744

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

                       FOR THE QUARTER ENDED JUNE 30, 2006
                                       or
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock, $.01 par value                        976,955
               (Class)                       (Outstanding at June 30, 2006)

================================================================================

                       CABELTEL INTERNATIONAL CORPORATION
                     Index to Quarterly Report on Form 10-Q
                           Period ended June 30, 2006


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

   Item 2:  Management's Discussion And Analysis Of Financial Condition
            And Results Of Operations.........................................14

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........16

   Item 4.  Controls and Procedures...........................................16

PART II: OTHER INFORMATION....................................................17


   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........17

   Item 6. Exhibits...........................................................17

   Signatures.................................................................19


                          Part I: Financial Information

ITEM 1:   FINANCIAL STATEMENTS
------------------------------

The accompanying Consolidated Financial Statements as of and for the six months ended June 30, 2006 have not been audited by independent certified public accountants but, in the opinion of the management of CableTel International
Corporation ("CabelTel" or the "Company" or "CIC" or "we" or "us"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of CIC's consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.


                       CabelTel International Corporation
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                              June 30,     December 31,
Assets                                                          2006           2005
                                                            (Unaudited)
                                                            ------------   ------------
Current assets
         Cash and cash equivalents                          $        332   $        650
         Accounts receivable-trade                                   240            339
         Note receivable                                               6            306
         Other current assets                                      1,838            179
                                                            ------------   ------------

                  Total current assets                             2,416          1,474

Notes receivable net of deferred income                            1,809            309

Property and equipment, at cost
         Land and improvements                                     2,232          2,232
         Buildings and improvements                                5,304          5,298
         Equipment and furnishings                                   302            292
         Proven oil and gas properties (full cost method)           --            1,401
                                                            ------------   ------------
                                                                   7,838          9,223
                   Less accumulated depreciation and
                           depletion                                 835            963
                                                            ------------   ------------
                                                                   7,003          8,260

Deferred tax asset                                                   831          1,161

Due from CableTEL AD - related party                                --            8,004

Other assets                                                         854            872
                                                            ------------   ------------

                                                            $     12,913        $20,080
                                                            ============   ============





        The accompanying notes are an integral part of these statements.


                       CabelTel International Corporation
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                        June 30,        December 31,
Liabilities and Stockholders' equity                      2006            2005
                                                      (Unaudited)
                                                      ------------    ------------
Current liabilities
         Current maturities of long-term debt         $      2,486    $      2,383
         Accounts payable - trade                              547             842
         Accrued expenses                                    1,154           1,236
         Other current liabilities                             414             371
                                                      ------------    ------------

                  Total current liabilities                  4,601           4,832

Long-term debt                                               6,147          13,560

Other long term liabilities                                    193             936
                                                      ------------    ------------

                  Total liabilities                         10,941          19,328

Stockholders' equity
         Preferred stock, Series B                               1               1
         Preferred stock, Series J 2%                         --             3,150
         Preferred stock, Series J 2% contra equity           --            (3,150)
         Common stock $.01 par value; authorized,
                  4,000,000 shares; 976,955 shares
                  issued and outstanding                        10              10
         Additional paid-in capital                         55,966          55,966
         Accumulated deficit                               (54,005)        (55,225)
                                                      ------------    ------------

                                                             1,972             752
                                                      ------------    ------------

                                                      $     12,913    $     20,080
                                                      ============    ============




        The accompanying notes are an integral part of these statements.


                       CabelTel International Corporation
                      Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)

                                                For The Three Month      For The Six Month
                                                    Period Ended            Period Ended
                                                       June 30,                June 30,
                                                 2006        2005        2006        2005
                                                -------     -------     -------     -------
                                                    (Unaudited)             (Unaudited)
Revenue
         Real estate operations                 $ 1,072     $ 1,136     $ 2,222     $ 2,236
         Oil and gas operations                     541         396         995         810
                                                -------     -------     -------     -------
                                                  1,613       1,532       3,217       3,046
                                                -------     -------     -------     -------

Operating expenses
         Real estate operations                     704         770       1,561       1,457
         Oil and gas operations                     374         319         726         612
         Lease expense                              238         231         474         462
         Corporate general and administrative       249         268         563         532
                                                -------     -------     -------     -------
                                                  1,565       1,588       3,324       3,063
                                                -------     -------     -------     -------

                  Operating earnings (loss)          48         (56)       (107)        (17)

Other income (expense)
         Interest income                              5          28         322          68
         Interest expense                          (155)       (133)       (615)       (268)
         Net gain (loss) on sale of assets          418        --           418        (118)
         Other                                    1,531          18       1,532          50
                                                -------     -------     -------     -------
                                                  1,799         (87)      1,657        (268)
                                                -------     -------     -------     -------

Income (loss) from continuing operations          1,847        (143)      1,550        (285)

(Loss) from discontinued operations                --           (17)       --           (12)

Provision for income taxes                          330        --           330        --

Net income (loss) applicable to common shares   $ 1,517     $  (160)    $ 1,220     $  (297)

 Earnings (loss) per share - basic
     Continuing operations                         1.55     $ (0.15)    $  1.25     $ (0.29)
     Discontinued operations                       --         (0.01)       --         (0.01)
                                                -------     -------     -------     -------
     Net loss per share                         $  1.55     $ (0.16)    $  1.25     $ (0.30)
                                                -------     -------     -------     -------

Basic weighted average common shares                977         977         977         977




        The accompanying notes are an integral part of these statements.


                       CabelTel International Corporation
                      Consolidated Statements of Cash Flow
                             (Amounts in thousands)

                                                                                For the six month
                                                                              Period Ended June 30,
                                                                                2006           2005
                                                                            -----------    -----------
                                                                            (Unaudited)    (Unaudited)
Cash flows from operating activities
         Net income (loss)                                                  $     1,220    $      (297)
         Adjustments to reconcile net income (loss) to net
                  cash used in operating activities
         Depreciation, depletion and amortization                                   262            247
         (Gain) loss on sale of asset                                              (418)           118
         (Gain) from affiliate                                                    (1,500)          --

         Changes in operating assets and liabilities
                  Accounts receivable                                                99           (137)
                  Interest receivable                                              (232)          --
                  Other current and non current assets                              341         (1,043)
                  Accounts payable and other liabilities                           (311)           790
                                                                            -----------    -----------

                           Net cash used in operating activities                   (539)          (322)

Cash flows provided by (used in) investing activities
         Repayment of notes receivable                                              300          3,307
         Purchase of property and equipment, net                                    (16)           (33)
                                                                            -----------    -----------

                           Net cash provided by investing activities                284          3,274

Cash flows from financing activities
         Net advances from affiliates                                              --              453
         Payments on debt                                                           (63)        (3,775)
                                                                            -----------    -----------

                                    Net cash used in financing activities           (63)        (3,322)

                                    Net decrease in cash and cash                  (318)          (370)
equivalents

         Cash and cash equivalents at beginning of period                           650            767
                                                                            -----------    -----------

         Cash and cash equivalents at end of period                         $       332    $       397

Non-cash:
Sale of Gaywood receivable                                                  $     1,737
Notes payable dissolved under rescission                                    $     7,245
Interest payable dissolved under rescission                                 $       900
Funds due from affiliate dissolved under rescission                         $     8,236
Note receivable funded under rescission                                     $     1,500




        The accompanying notes are an integral part of these statements.

                   Notes To Consolidated Financial Statements
            For the Unaudited Six Months Ended June 30, 2006 and 2005

Note A: Basis of Presentation

The accompanying unaudited, consolidated financial statements include the accounts of CabelTel International Corporation and its majority-owned subsidiaries (collectively, "CIC" or the "Company"). All significant intercompany transactions and accounts have been eliminated.

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

These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for any subsequent quarter or the year ending December 31, 2006.



Note B: Rescission of CabelTEL AD, Bulgaria Acquisition

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

The acquisition agreement, as amended, provided that the stockholders of the Company had until June 30, 2006 to approve the exchange of Series J Preferred Stock into the Company common stock. If the exchange was not approved by June 30, 2006, the holders of the Series J Preferred Stock had the option to rescind the entire transaction.

Until the acquisition was completed, the financial statements of CableTEL AD were not included in the Company's consolidated financial statements. The financial statements of the Company did reflect the Series J Preferred Stock as well as a contra equity account reflecting that the transaction had not yet occurred.

Effective June 1, 2006 the Company and the owners of CableTEL AD entered into a Rescission Agreement whereby the original Acquisition Agreement dated October 12, 2004, plus all amendments, was rescinded in its entirety.

Pursuant to the Rescission Agreement:

(a) The Company cancelled the 31,500 shares of Series J 2% Cumulative Preferred Stock it issued.

(b) The Company returned all entities it had acquired on October 12, 2004 to the original owners.

(c) A corporation affiliated with one of the original sellers assumed from the Company all indebtedness incurred by the Company since October 1, 2004 in connection with or related to advances by the Company to CableTEL AD or its affiliates to fund the operation of CableTEL AD. In exchange the Company surrendered all claims it had against CableTel AD or its affiliates for reimbursement for such advances.

(d) Ronald C. Finley, Chief Executive Officer of CableTEL AD and one of the original sellers resigned his positions in the Company as a director, as Chairman of the Board and as Chief Executive Officer. His resignation was effective June 1, 2006.

(e) The Company agreed that, subject to its compliance with all applicable American Stock Exchange, Inc. rules and federal securities laws, it would in the future change its name to a name that does not include the word "cable" or "cabel".

(f) An affiliate of one of the original sellers assumed control and responsibility of any and all litigation involving the Company or in which the Company is named as a party involving the Company's relationship with the parties to the Rescission Agreement and/or CableTEL AD.

(g) All of the parties agreed to pay their own expenses with respect to any costs associated with the Rescission Agreement.

(h) The Company, as a "break up fee", received, from one of the original sellers, a $1,500,000 participation in a 9 1/2% tax free bond. The bond, with a total face value of $2,406,850, is from an unrelated third party. The Company recorded, as other income, in June 2006 the $1,500,000, net of expenses.

Note C: Sale of Gaywood Oil & Gas

Effective June 30, 2006, the Company sold all of its membership interests in the two limited liability companies Gaywood Oil & Gas, LLC and Gaywood Oil & Gas II, LLC which own oil and gas leases in Gregg and Rusk Counties, Texas and on which approximately 50 oil-producing wells are operating. These are low production wells averaging two to three barrels of oil per day. The sale price of $1,737,000 was received in cash on July 5, 2006. The Company recorded a gain on the sale of $418,000.


Note D: Notes Receivable

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

As a result of the CableTEL AD rescission, the Company holds a $1,500,000 participation in a tax-exempt note with a face amount of $2,406,000, bearing interest at 9.5%. The note matures on August 20, 2037. The repayment of the notes and interest thereon is limited to the cash flow of the property either from operations, refinancing or sale.

Note E:  Long-Term Obligations

Long-term debt is comprised of the following (in thousands):
                                                                         June 30,     December 31,
                                                                           2006           2005
                                                                       ------------   ------------
Note payable to a financial institution maturing in
August 2009, with a fixed interest rate of 5.75%
collateralized by property, fixtures, equipment and an
assignment of rents                                                    $      6,278   $      6,341

Note payable to an individual with a fixed interest rate of 10%               2,255          2,255

Notes payable to related parties, bearing interest at rates from 15%
to 18%                                                                          100          7,347

                                                                       ------------   ------------
                                                                              8,633         15,943

Less: current maturities                                                      2,486          2,383
                                                                       ------------   ------------
                                                                       $      6,147   $     13,560

Note F: Discontinued Operations

The Company owned an assisted living property in Greenville, South Carolina. In August 2002, the Company leased the property to an unrelated third party who then operated the property. The monthly lease payments received by the Company approximated the Company's cost for interest and real estate taxes. In May 2005, the Company sold the property to the lessee for the amount of the existing mortgage on the property, which approximated the Company's carrying value for the property.

On January 31, 2004, the Company terminated a lease for an assisted living community in Georgia. The operations of that property have been reflected as a discontinued operation in 2005.

In March 2005, the Company sold an assisted living facility in North Carolina and recorded a loss of $42,000. The operations of that property have been reflected as a discontinued operation in 2005.

In May 2005, the Company sold an assisted living facility in South Carolina. The operations of that property have been reflected as a discontinued operation in 2005.

Note G: Segment Reporting

Business Operations

On June 30, 2006 the Company operated two separate distinct businesses

     o The operation of real estate through one retirement community in King City, Oregon, with a capacity of 114 residents, and the ownership and operation of an outlet mall in Gainesville, Texas, with approximately 315,000 square feet of retail space available for lease.

     o The ownership of oil and gas leases in Gregg and Rusk Counties, Texas, on which approximately 50 producing wells were operating as of June 30, 2006. This oil and gas operation was sold effective June 30, 2006.


Certain 2005 and 2006 amounts have been reclassified to conform to the current presentation . The segment information and reconciliation to income (loss) from operations are as follows:

Three months ended June 30, 2006 (amounts in thousands)

                                                                             Real            Oil         Consolidated
                                                          Corporate         Estate        Operation           CIC
                                                         ------------    ------------    ------------    ------------
Revenue                                                  $       --      $      1,072    $        541    $      1,613

Operating expenses
       Operations                                                --               704             374           1,078
       Lease expense                                               29             209            --               238
       Corporate general and administrative                       249            --              --               249
                                                         ------------    ------------    ------------    ------------
                                                                  278             913             374           1,565
                                                         ------------    ------------    ------------    ------------

Operating earnings (loss)                                        (278)            159             167              48

Interest income                                                     5            --              --                 5
Interest (expense)                                                (56)            (93)             (6)           (155)
Other
                                                                1,531            --              --             1,531

Net earnings (loss) from continuing operations
                                                                1,676              11             160           1,847

Total assets                                             $      4,760    $      8,153    $       --      $     12,913

Six months ended June 30, 2006 (amounts in thousands):

                                                                             Real            Oil         Consolidated
                                                          Corporate         Estate        Operation           CIC
                                                         ------------    ------------    ------------    ------------
                                                         ------------    ------------    ------------    ------------
Revenue                                                  $       --      $      2,222    $        995    $      3,217
                                                         ------------    ------------    ------------    ------------

Operating expenses
       Operations                                                --             1,561             726           2,287
       Lease expense                                               51             423            --               474
       Corporate general and administrative                       563            --              --               563
                                                         ------------    ------------    ------------    ------------
                                                                  614           1,984             726           3,324
                                                         ------------    ------------    ------------    ------------

Operating earnings (loss)                                        (614)            238             269            (107)

Interest income                                                   322            --              --               322
Interest (expense)                                               (419)           (186)            (10)           (615)
Other                                                           1,531            --              --             1,531

Net earnings (loss) from continuing operations                  1,377             (85)            257           1,549

Total assets                                             $      4,760    $      8,153    $       --      $     12,913


Note G: Segment Reporting - Continued


Three months ended June 30, 2005 (amounts in thousands):

                                                                             Real            Oil         Consolidated
                                                          Corporate         Estate        Operation           CIC
                                                         ------------    ------------    ------------    ------------
Revenue
                                                         $       --      $      1,136    $        396    $      1,532

Operating expenses
       Operations                                                --               770             319           1,089
       Lease expense                                               19             212            --               231
       Corporate general and administrative                       268            --              --               268
                                                         ------------    ------------    ------------    ------------
                                                                  287             982             319           1,588
                                                         ------------    ------------    ------------    ------------

Operating earnings (loss)                                        (287)            154              77             (56)

Interest income                                                    28            --              --                28
Interest (expense)                                                (59)            (74)           --              (133)
Loss on sale of assets                                           --              --              --              --
Other                                                              18            --              --                18
Net earnings (loss) from continuing operations                   (258)             38              77            (143)


Total assets                                             $      5,680    $      8,740    $      1,781    $     16,201


Six months ended June 30, 2005 (amounts in thousands):

                                                                             Real            Oil         Consolidated
                                                          Corporate         Estate        Operation           CIC
                                                         ------------    ------------    ------------    ------------

Revenue                                                  $       --      $      2,236    $        810    $      3,046

Operating expenses
       Operations                                                --             1,457             612           1,826
       Lease expense                                               39             423            --               462
       Corporate general and administrative                       532            --              --               528
                                                         ------------    ------------    ------------    ------------
                                                                  571           1,880             612           3,063
                                                         ------------    ------------    ------------    ------------

Operating earnings (loss)                                        (571)            356             198             (17)

Interest income                                                    68            --              --                68
Interest (expense)                                               (113)           (155)           --              (268)
Loss on sale of assets                                           --               (42)            (76)           (118)
Other                                                              50            --              --                50
Net earnings (loss) from continuing operations                   (566)            159             122            (285)

Total assets                                             $      5,680    $      8,740    $      1,781    $     16,201

WARNING CONCERNING FORWARD-LOOKING STATEMENTS

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company's Form 10-K for the fiscal year ended December 31, 2005.

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

Overview

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

The Company believes the following critical accounting policies are significant to the judgments and estimates used in the preparation of its consolidated financial statements. Revisions in such estimates are recorded in the period in which the facts that give rise to the revisions become known.

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

Liquidity and Capital Resources
At June 30, 2006, the Company had current assets of $2.4 million and current liabilities of $4.6 million. Included in current liabilities is an obligation of principal and accrued interest of $3.0 million, the terms of which are similar to that of preferred stock whereby the Company can only pay this obligation out of available earned surplus.

Cash and cash equivalents at June 30, 2006 were $332,000, as compared with $650,000 at December 31, 2005.

Net cash used by operating activities was $539,000 for the six months ended June 30, 2006. During the six month period the Company had net income of $1.2 million.

Net cash provided by investing activities was $284,000 for the six months ended June 30, 2006, due, primarily, to the collection of notes receivable.

Net cash flow used in financing activities was $63,000 in the six months ended June 30, 2006.

Results of Operations
The Company reported net income of $1,517,000 and $1,220,000 for the three and six months ended June 30, 2006, as compared to a net loss of $160,000 and $297,000 for the three and six months ended June 30, 2005.

For the three and six months ended June 30, 2006, the Company recorded revenues of $1,072,000 and $2,222,000 for its real estate operations, as compared to $1,136,000 and $2,236,000 for the three and six months ended June 30, 2005. The Company's retirement property is fully occupied and it is anticipated that it will remain so during 2006. The Company's retail shopping mall was approximately 60% occupied at June 30, 2006.

For the three and six months ended June 30, 2006, revenue for the oil and gas operation was $541,000 and $995,000, as compared to $396,000 and $810,000 for the three and six months ended June 30, 2005. The increase was due principally to the increase in the price of oil.

For the three and six months ended June 30, 2006, real estate operating expenses were $704,000 and $1,561,000, as compared to $661,000 and $1,267,000 for the three and six months ended June 30, 2005. The increase was due principally to operating costs including promotional expenses for the Gainesville outlet mall.

For the three and six months ended June 30, 2006, operating expenses for the oil and gas operation were $374,000 and $726,000, as compared to $292,000 and $559,000 for the three and six months ended June 30, 2005. The increase was due principally to well repairs incurred in 2006.

For the three and six months ended June 30, 2006, interest income was $5,000 and $322,000, as compared to $28,000 and $68,000 for the three and six months ended June 30, 2005. During the first quarter of 2006 the Company incurred interest expense on borrowings for funds that were transferred to CableTEL AD for operating expenses.

Interest expense was $155,000 and $615,000 for the three months and six months ended June 30, 2006, as compared to $133,000 and $268,000 for the three months and six months ended June 30, 2005. During the first quarter of 2006 the Company recorded interest income on loans to CableTEL AD for operating expenses. A mitigating factor that reduced interest expense was the refinancing of the Gainesville outlet mall August 2005 which reduced interest expense from 15% to 5.75%.

Gain on the sale of assets was $418,000 for the three and six months ended June 30, 2006. On June 30, 2006 the Company sold Gaywood Oil and Gas.

Other income was $1,531,000 for the three and six months ended June 30, 2006, as compared to $18,000 and $50,000 for the three months and six months ended June 30, 2005. The income in 2006 was due almost entirely to the company's rescinding it's acquisition of CableTEL AD and recording a break up fee of $1,500,000 net of expenses.

Inflation
The Company's principal sources of revenue are from rents in a retirement community, an outlet shopping mall and, through June 30, 2006, its oil and gas operations. The operation of the real estate entities is affected by rental rates that are highly dependent upon market conditions and the competitive environment in the areas where the properties are located. Compensation to employees and maintenance are the principal cost elements relative to the operations of the entities. Although the Company has not historically experienced any adverse effects of inflation on salaries or other operating expenses, there can be no assurance that such trends will continue or that, should inflationary pressures arise, the Company will be able to offset such costs by increasing rental rates in its real estate properties.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Interest Rate Risk
All of the Company's debt is financed at fixed rates of interest. Therefore, we have minimal risk from exposure to changes in interest rates.


ITEM 4.   CONTROLS AND PROCEDURES
---------------------------------

As required by Rule 13(a)-15(b), the Company's management, including the principal executive officer, chief financial officer and principal accounting officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13(a)-15(e). Based on that evaluation, the president and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13(a)-15(d), the Company's management, including the chief executive officer, chief financial officer and principal accounting officer, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred in the first fiscal quarter that materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the first fiscal quarter.

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

                                                                                             Maximum
                                                                          Total Number of    Number of
                                                                          Shares             Shares that May
                                                                          Purchased as       Yet be
                                    Total Number of    Average Price      Part of Publicly   Purchased
                                    Shares             Paid per           Announced          Under the
     Period                         Purchased          Share              Program            Program(a)
     ------                         ----------------   ----------------   ----------------   ----------------

Balance as of March 31, 2006......              --                 --                 --                 --

April 1-30, 2006..................              --     $           --                 --                 --

May 1-31, 2006....................              --                 --                 --                 --

June 1-30, 2006 ..................              --                 --                 --                 --
                                    ----------------   ----------------   ----------------   ----------------

Total ............................              --     $           --                 --                 --
                                    ================   ================   ================   ================

     (a) As a courtesy to stockholders of less than 100 shares and to relieve such stockholders of having to pay a broker's commission, the Company, although not obligated to do so, has periodically repurchased its common stock at the then most recent closing price of the Company's common stock on the last trading day before the stock certificate(s) is actually received by the Company from the stockholder. The number of such shares purchased in any period of time has been minimal; no purchases were made during the quarter ended June 30, 2006.

ITEM 6.   EXHIBITS
------------------

The following exhibits are filed herewith or incorporated by reference as indicated below.

  Exhibit                                   Exhibit
Designation                               Description

 3.1 Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.1 to Registrant's Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)

 3.2 Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.5 to Registrant's Form 8-K dated April 1, 1993)

 3.3 Restated Articles of Incorporation of Greenbriar Corporation (incorporated by reference to Exhibit 3.1.1 to Registrant's Form 10-K dated December 31, 1995)

 3.4 Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit to Registrant's PRES 14-C dated February 27, 1996)

  Exhibit                                   Exhibit
Designation                               Description

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

 3.12 Certificate of Amendment to Articles of Incorporation effective February 8, 2005 (incorporated by reference to Exhibit 3.5 of Registrant's Current Report on Form 8-K for event occurring February 8, 2005)

31.1*               Rule 13a-14(a) Certification by Chief Financial Officer

*Filed herewith.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.


                                          CabelTel International Corporation


Date:  August 14, 2006                    By: /s/ Gene S. Bertcher
                                             -----------------------------------
                                             President & Chief Financial Officer