Form 10-Q
period 2006-09-30
CabelTel International Corp
filed 2006-11-13
CIK 105744

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006
                                       or
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        Commission File Number 000-08187

                       CABELTEL INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

             Nevada                                         75-2399477
-------------------------------                  -------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_|. No |X|.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value                                976,954
          (Class)                              (Outstanding at October 19, 2006)

                       CABELTEL INTERNATIONAL CORPORATION
                     Index to Quarterly Report on Form 10-Q
                         Period ended September 30, 2006


PART I: FINANCIAL INFORMATION..................................................3

   Item 1:  Financial Statements...............................................3
      Consolidated Balance Sheets..............................................3
      Consolidated Statements of Operations....................................5
      Consolidated Statements of Cash Flow.....................................6
      Notes To Consolidated Financial Statements...............................8

   Item 2:  Management's Discussion And Analysis Of Financial Condition And
   Results Of Operations......................................................12
      Forward Looking Statements..............................................13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........14

   Item 4.  Controls and Procedures...........................................15

PART II: OTHER INFORMATION....................................................15

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........15

   Item 6.  Exhibits..........................................................16

   Signatures.................................................................18


                          Part I: Financial Information

ITEM 1:  FINANCIAL STATEMENTS
-----------------------------


                       CabelTel International Corporation
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                      September 30,    December 31,
Assets                                                     2006            2005
                                                       (Unaudited)
                                                      -------------   -------------
Current assets
   Cash and cash equivalents                          $         186   $         650
   Accounts receivable - trade                                  107             339
   Notes receivable - related party                           1,377            --
   Note receivable                                             --               306
   Other current assets                                         247             179
                                                      -------------   -------------

            Total current assets                              1,917           1,474

Notes receivable net of deferred income                       1,809             309

Property and equipment, at cost
   Land and improvements                                      2,232           2,232
   Buildings and improvements                                 5,298           5,298
   Equipment and furnishings                                    310             292
   Proven oil and gas properties (full cost method)            --             1,401
                                                      -------------   -------------
                                                              7,840           9,223
             Less accumulated depreciation and
                     depletion                                  897             963
                                                      -------------   -------------
                                                              6,943           8,260

Deferred tax asset                                              831           1,161

Due from CableTEL AD - related party                           --             8,004

Deposits                                                        229             129

Other assets                                                    747             743
                                                      -------------   -------------

                                                      $      12,476   $      20,080
                                                      =============   =============





         The accompanying notes are an integral part of this statement.

                       CabelTel International Corporation
                     Consolidated Balance Sheets - Continued
                  (Amounts in thousands, except share amounts)



                                                 September 30,     December 31,
Liabilities and Stockholders' equity                  2006             2005
                                                  (Unaudited)
                                                 -------------    -------------

Current liabilities
   Current maturities of long-term debt          $       2,389    $       2,383
   Accounts payable - trade                                477              842
   Accrued expenses                                      1,218            1,236
   Other current liabilities                               237              371
                                                 -------------    -------------

            Total current liabilities                    4,321            4,832

Long-term debt                                           6,112           13,560

Other long-term liabilities                                199              936
                                                 -------------    -------------

            Total liabilities                           10,632           19,328

Stockholders' equity
   Preferred stock, Series B                                 1                1
   Preferred stock, Series J 2%                           --              3,150
   Preferred stock, Series J 2% contra equity             --             (3,150)
   Common stock $.01 par value; authorized,
            4,000,000 shares; 977,000 shares
            issued and outstanding                          10               10
   Additional paid-in capital                           55,966           55,966
   Accumulated deficit                                 (54,133)         (55,225)
                                                 -------------    -------------

                                                         1,844              752
                                                 -------------    -------------

                                                 $      12,476    $      20,080
                                                 =============    =============








         The accompanying notes are an integral part of this statement.


                       CabelTel International Corporation
                      Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)


                                            For The Three Month        For The Nine Month
                                               Period Ended                Period Ended
                                               September 30,               September 30,
                                            2006          2005          2006          2005
                                         ----------    ----------    ----------    ----------
                                               (Unaudited)                 (Unaudited)

Revenue
   Real estate operations                     1,091    $      969    $    3,313    $    3,205
                                         ----------    ----------    ----------    ----------

Operating expenses
   Real estate operations                       794           800         2,355         2,257
   Lease expense                                233           230           707           692
   Corporate general and
      administrative                            202           256           765           787
                                         ----------    ----------    ----------    ----------
                                              1,229         1,286         3,827         3,736
                                         ----------    ----------    ----------    ----------

   Operating earnings (loss)                   (138)         (317)         (514)         (531)

Other income (expense)
   Interest income                               95            22           417            90
   Interest expense                            (200)         (151)         (815)         (419)
   Net loss on sale of assets
                                               --            --            --             (36)
   Other                                        115            27         1,648            77
                                         ----------    ----------    ----------    ----------
                                                 10          (102)        1,250          (288)
                                         ----------    ----------    ----------    ----------

   Earnings from continuing
      operations                               (128)         (419)          736          (819)
   Provision for income taxes                  --            --             330          --
                                         ----------    ----------    ----------    ----------
   Net income (loss) from
      continuing operations                    (128)         (419)          406          (819)

Discontinued operations
   Gain from operations                        --             125           268           310
   Gain from sale of assets                    --            --             418           (82)
                                         ----------    ----------    ----------    ----------
   Net gain on discontinued
      operations                               --             125           686           228
                                         ----------    ----------    ----------    ----------

Net income (loss) applicable to
      common shares                            (128)         (294)        1,092          (591)
                                         ==========    ==========    ==========    ==========

Net earnings (loss) per common share -
   basic and diluted
   Continuing operations                 $    (0.13)   $    (0.43)   $     0.40    $    (0.84)
   Discontinued operations                     --            0.13          0.71          0.24
                                         ----------    ----------    ----------    ----------
   Net income (loss) per share           $    (0.13)   $    (0.30)   $     1.11    $    (0.60)
                                         ----------    ----------    ----------    ----------

Weighted average of common and
   equivalent shares outstanding -
   basic and diluted                            977           977           977           977




         The accompanying notes are an integral part of this statement.


                       CabelTel International Corporation
                      Consolidated Statements of Cash Flow
                             (Amounts in thousands)


                                                             For The Nine Month
                                                         Period Ended September 30,
                                                             2006           2005
                                                         -----------    -----------
                                                         (Unaudited)    (Unaudited)
Cash flows from operating activities
   Net earnings (loss) from continuing operations        $       406    $      (819)
   Adjustments to reconcile net earnings (loss) to net
     cash used in operating activities
        Depreciation and amortization                            360            291
        Gain (loss) on sale of assets                           (418)           118
        Gain from CableTEL AD break up fee -
            related party                                     (1,500)          --
        Changes in operating assets and liabilities
            Accounts receivable                                  232           (130)
            Interest receivable                                 (232)          --
            Other current and non current assets                 262         (1,071)
            Other assets                                          70           --
            Accounts payable and other liabilities              (454)         1,166
                                                         -----------    -----------
        Net cash used in operating activities                 (1,274)          (445)
                                                         -----------    -----------

Cash flows used in investing activities
   Repayment of notes receivable                                 306            400
   Funding of note receivable                                 (1,377)          --
   Proceeds from the sale of property                           --            3,057
   Purchase of property and equipment                            (18)           (41)
                                                         -----------    -----------
            Net cash provided by (used in) investing
               activities                                     (1,089)         3,416

Cash flows from financing activities
   Net advances from affiliates                                 --              257
   Payments on debt                                             (106)        (3,800)
                                                         -----------    -----------

        Net cash used in financing activities                   (106)         (3,543)

Cash flows from discontinued operations
  Cash provided by operating activities                          268            228
  Cash provided by investing activities -
           proceeds from sale                                  1,737           --
                                                         -----------    -----------

  Net cash provided by discontinued operations                 2,005            228

       NET DECREASE IN CASH AND
              CASH EQUIVALENTS                                  (464)          (344)

  Cash and cash equivalents at beginning of period               650            762
                                                         -----------    -----------

  Cash and cash equivalents at end of period             $       186    $       418
                                                         ===========    ===========



         The accompanying notes are an integral part of this statement.

                       CabelTel International Corporation
                Consolidated Statements of Cash Flow - continued
                             (Amounts in thousands)


                                                          For The Nine Month
                                                      Period Ended September 30,
                                                         2006           2005
                                                     ------------   ------------
                                                      (Unaudited)    (Unaudited)

Non-cash
Notes payable dissolved under rescission             $      7,245           --
Interest payable dissolved under rescission                   900           --
Funds due from affiliate dissolved under rescission         8,236           --
Note receivable funded under rescission                     1,500           --






























         The accompanying notes are an integral part of this statement.

                       CabelTel International Corporation
                   Notes To Consolidated Financial Statements


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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ending December 31, 2005. Operating results for the three and nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for any subsequent quarter or the year ended December 31, 2006.

Note B: Rescission of CabelTEL AD, Bulgaria Acquisition

On October 12, 2004, the Company acquired, for 31,500 shares of newly-designated 2% Series J Preferred Stock, 74.8% of CableTEL AD ("CableTEL"), a Bulgarian telecommunications company. The terms of the acquisition agreement required the Company to present a proposal to its stockholders to approve the mandatory exchange of all shares of Series J Preferred Stock into 8,788,500 shares of common stock which, if approved by stockholders, would have represented 90% of the resulting total issued and outstanding shares of common stock in the Company.

The acquisition agreement, as amended, provided that the stockholders of the Company had until June 30, 2006 to approve the exchange of Series J Preferred Stock into the Company common stock. If the exchange was not approved by June 30, 2006, the holders of the Series J Preferred Stock had the option to rescind the entire transaction.

Until the acquisition was completed, the financial statements of CableTEL AD were not included in the Company's consolidated financial statements. The financial statements of the Company at December 31, 2005 did reflect the Series J Preferred Stock as well as a contra equity account reflecting that the transaction had not yet occurred.

Effective June 1, 2006 the Company and the owners of CableTEL AD entered into a Rescission Agreement whereby the original Acquisition Agreement dated October 12, 2004, plus all amendments, was rescinded in its entirety.

Pursuant to the Rescission Agreement:

(a) The Company received back and cancelled cancelled the 31,500 shares of Series J 2% Cumulative Preferred Stock it issued.

(b) The Company returned the equity securities of all entities it had acquired on October 12, 2004 to the original owners.

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

(h) The Company, as a "break up fee", received, a $1,500,000 participation in a 9 1/2% tax free bond. The bond, with a total face value of $2,406,850, is from an unrelated third party. The Company recorded, as other income, in June 2006 the $1,500,000, net of expenses. Note C: Sale of Gaywood Oil & Gas

Effective June 30, 2006, the Company sold all of its membership interests in the two limited liability companies Gaywood Oil & Gas, LLC and Gaywood Oil & Gas II, LLC which own oil and gas leases in Gregg and Rusk Counties, Texas and on which approximately 50 oil-producing wells are operating. These are wells averaging two to three barrels of oil per day. The sale price of $1,737,000 was received in cash on July 5, 2006. The Company recorded a gain on the sale of $418,000.

Note D: Short-Term Note Receivable - Related Party

In July 2006 the Company made an unsecured $1,377,000 loan to Eurenergy Resources Corporation (a company that is 20% owned by an entity deemed to be related to CabelTel). The loan has an annual interest rate of 8% with principal and interest payable within 30 days after demand, and if not sooner demanded, on July 17, 2007.

Note E: Long-Term Notes Receivable and Deferred Gain

As a result of the sale of two properties in 2001 the Company, as of January 1, 2006, held tax-exempt notes in the amount of $4,030,000, bearing interest at 9.5%. The notes mature on April 1, 2032 and August 1, 2031, respectively. The repayment of the notes and interest thereon is limited to the cash flow of the respective properties either from operations, refinancing or sale. The Company has deferred gains in the amount of $3,721,000 as well as unpaid interest, which will be recognized when it is received. In the third quarter of 2006 the Company determined that a $3,200,000 note due April 1, 2032 would be uncollectible and therefore wrote off the note and the corresponding deferred gain. The write off caused no gain or loss for the Company.

As a result of the CableTEL AD rescission, the Company holds a $1,500,000 participation in a tax-exempt note with a face amount of $2,406,000, bearing interest at 9.5%. The note matures on August 20, 2037. The repayment of the notes and interest thereon is limited to the cash flow of the property either from operations, refinancing or sale.

As of September 30, 2006 the Company had two notes for $2,330,000 and a corresponding deferred gain of $521,000.

                                          Notes        Deferred
                                        Receivable       Gain             Net
                                       -----------------------------------------
Balance 1/1/2006                       $ 4,030,000    $ 3,721,000    $   309,000
Write off of uncollectible note         (3,200,000)    (3,200,000)          --
62% Participation in $2,406,000 Note     1,500,000           --        1,500,000
                                       -----------------------------------------
                                       =========================================
Balance September 30, 2006             $ 2,330,000    $   521,000    $ 1,809,000
                                       =========================================


Note F: Long-Term Obligations

Long-term debt is comprised of the following (in thousands):

                                                             September 30,    December 31,
                                                                  2006            2005
                                                             -------------   -------------
Notes payable to financial institutions maturing through     $       6,246   $       6,341
2018 at variable and fixed interest rates ranging from
5.75% to 11% and collateralized by real property,
fixtures, equipment and the assignment of rents

Notes payable to individuals and companies maturing
through 2023 at variable and fixed interest rates ranging
from 10% to 18% and collateralized by real property,
personal property, fixtures, equipment and the
assignment of rents                                                  2,255           2,255

Notes payable to related parties bearing interest at rates
ranging from 15% to 18%                                               --             7,347

                                                             -------------   -------------
                                                                     8,501          15,943

Less: current maturities                                             2,389           2,383
                                                             -------------   -------------
                                                             $       6,112   $      13,560

NOTE G: Discontinued Operations

In March 2005, the Company sold an assisted living facility in North Carolina and recorded a loss of $42,000. The operations of that property have been reflected as a discontinued operation in 2005.

In May 2005, the Company sold an assisted living facility in South Carolina. The operations of that property have been reflected as a discontinued operation in 2005.


Effective June 30, 2006, the Company sold all of its membership interests in two limited liability companies, Gaywood Oil & Gas, LLC and Gaywood Oil & Gas II, LLC ("Gaywood"), which own oil and gas leases in Gregg and Rusk Counties, Texas and on which approximately 50 oil-producing wells are operating. These are wells averaging two to three barrels of oil per day. The sale price of $1,737,000 was received in cash on July 5, 2006. The Company recorded a gain on the sale of $418,000. The operation of Gaywood and the gain on the sale have been reflected as a discontinued operation in 2006 and 2005.


NOTE H: Segment Reporting

Business Operations

Currently, the Company operates one retirement community in King City, Oregon, with a capacity of 114 residents and owns and operates an outlet mall with approximately 315,000 square feet of retail space available for lease in Gainesville, Texas.

Certain 2005 and 2006 amounts have been reclassified to conform to the current presentation. The segment information and reconciliation to income (loss) from operations are as follows:

         Three months ended September 30, 2006
                 (amounts in thousands)          Corporate    Real Estate    Consolidated
                                                                                 CIC
                                                 ----------------------------------------
Revenue                                          $      61    $     1,030    $      1,091
Operating expenses
   Operations                                         --              794             794
   Lease expense                                        28            205             233
   Corporate general and administrative                202           --               202
                                                 ----------------------------------------
                                                       230            999           1,229
                                                 ----------------------------------------

Operating earnings (loss)                             (169)            31            (138)

Interest income                                         95           --                95
Interest (expense)                                    (108)           (92)           (200)
Other                                                  115           --               115

Net earnings (loss) from continuing operations        (201)            73            (128)

Total assets                                     $   4,533    $     7,943    $     12,476

          Nine months ended September 30, 2006
                 (amounts in thousands)          Corporate    Real Estate    Consolidated
                                                                                 CIC
                                                 ----------------------------------------
Revenue                                          $     196    $     3,117    $      3,313
Operating expenses
   Operations                                         --            2,355           2,355
   Lease expense                                        73            634             707
   Corporate general and administrative                765           --               765
                                                 ----------------------------------------
                                                       838          2,989           3,827
                                                 ----------------------------------------

Operating earnings (loss)                             (642)           128            (514)

Interest income                                        417           --               417
Interest (expense)                                    (476)          (339)           (815)
Other                                                1,648           --             1,648

Net earnings (loss) from continuing operations         803            (67)            736

Total assets                                     $   4,533    $     7,943    $     12,476


NOTE H: Segment Reporting - continued

          Three months ended September 30, 2005
                  (amounts in thousands)          Corporate    Real Estate    Consolidated
                                                                                   CIC
                                                  ----------------------------------------
Revenue
   Real estate operations                              --              969             969

Operating expenses
   Operations                                             5            795             800
   Lease expense                                         19            211             230
   Corporate general and administrative                 256           --               256
                                                  ----------------------------------------
                                                        280          1,006           1,286
                                                  ----------------------------------------

Operating earnings (loss)                              (280)           (37)           (317)

Interest Income                                          22           --                22
Interest (expense)                                      (73)           (78)           (151)
Other                                                    27           --                27

Net earnings (loss)  from continuing operations        (301)          (118)           (419)

Total assets
                                                      6,920          8,836          17,633




          Nine months ended September 30, 2005
                (amounts in thousands)            Corporate    Real Estate    Consolidated
                                                                                   CIC
                                                  ----------------------------------------


Revenue
   Real estate operations                              --            3,205           3,205

Operating expenses
   Operations                                            12          2,245           2,257
   Lease expense                                         58            634             692
   Corporate general and administrative                 787            787
                                                  ----------------------------------------
                                                        857          2,879           3,736
                                                  ----------------------------------------

Operating earnings (loss)                              (857)           326            (531)

Interest Income                                          90             90
Interest (expense)                                     (170)          (249)           (419)
Loss on sale of assets                                  (36)           (36)
Other                                                    77             77

Net earnings (loss) from continuing operations         (958)           139            (819)

Total assets                                          6,920          8,836          17,633

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


Liquidity and Capital Resources

On September 30, 2006, the Company had current assets of $1.9 million and current liabilities of $4.3 million. Included in current liabilities is an obligation of principal and accrued interest of $3,112,000, the terms of which are similar to that of preferred stock, whereby the Company can only pay this obligation out of available earned surplus.

Cash and cash equivalents at September 30, 2006 were $186,000.

Net cash used by operating activities was $1.3 million for the nine months ended September 30, 2006. During the nine month period the Company had a net income of $ 406,000 from continuing operations.

Net cash used in investing activities was $1.1 million for the nine months ended September 30, 2006 which consists principally of $306,000 from the collection of notes receivable and the funding of $1,377,000 for a loan made by the Company to a related party.

Net cash flow used in financing activities was $106,000 in the nine months ended September 30, 2006 which consist of principal payments made by the Company on its existing debt.

Net cash flow from discontinued operations was $2,005,000 in 2006. In June of 2006 the Company sold Gaywood and received cash proceeds of $ 1.7 million. In addition the Company received $268,000 in cash from the operations of Gaywood during the period of time it was owned.


Results of Operations

The Company reported a net loss of $128,000 for the three months ended September 30, 2006 and net income of $1.1 million for the nine months ended September 30, 2006, as compared to a net loss of $294,000 and $591,000 for the three and nine month periods ending September 30, 2005.

For the three and nine months ended September 30, 2006, the Company recorded revenues of $1.1 million and $3.3 million for its real estate operations, as compared to $969,000 and $3,205,000 for the three and nine months ended September 30, 2005. The Company's retirement property is fully occupied and it is anticipated that it will remain so during 2006. The Company's retail shopping mall is approximately 60% occupied at September 30, 2006. The increase in revenue in 2006, as compared to 2005, is partially due to rent increases at the retirement property. In addition the Company received fees of $37,500 of $112,500 for the three and nine months ended September 30, 2006 from a related party for providing accounting services.

For the three and nine months ended September 30, 2006, real estate operating expenses were $794,000 and $2.4 million, as compared to $800,000 and $2.3 million for the three and nine months ended September 30, 2005. The increase for the nine months ended September 30, 2006 was due to operating costs that include promotional expenses for the Gainesville Outlet Mall.

For the three and nine months ended September 30, 2006, interest income was $95,000 and $417,000, as compared to $22,000 and $90,000 for the three and nine months ended September 30, 2005. During the first quarter of 2006 the Company recorded $306,000 of interest income from loans made to CabelTEL AD in Bulgaria (see discussion of interest expense).

Interest expense was $200,000 and $815,000 for the three months and nine months ended September 30, 2006, as compared to $151,000 and $419,000 for the three months and nine months ended September 30, 2005. During the first quarter of 2006 the Company recorded $306,000 of interest expense from loans made for the purpose of advancing funds to CabelTEL AD in Bulgaria (see discussion of interest income).

Gain on the sale of assets was $418,000 for the nine months ended September 30, 2006. On June 30, 2006 the Company sold Gaywood Oil and Gas.

Other income was $115,000 and $1.7 million for the three and nine months ended September 30, 2006 as compared to $27,000 and $77,000 for the three months and nine months ended September 30, 2005. The income in 2006 was due almost entirely to the company's rescinding it's acquisition of CableTEL AD and recording a break up fee of $1,500,000 net of expenses.


Forward Looking Statements
"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this filing that are not historical or current facts deal with potential future circumstances, operations and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas relating to interest rate fluctuations, ability to obtain adequate debt and equity financing, demand, pricing, competition, construction, licensing, permitting, construction delays on new developments, contractual and licensure, and other delays on the disposition, transition, or restructuring of currently or previously owned, leased or managed properties in the Company's portfolio, and the ability of the Company to continue managing its costs and cash flow while maintaining high occupancy rates and market rate charges in its retirement community. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter of subject area. These and other risks and uncertainties are detailed in the Company's reports filed with the Securities and Exchange Commission ("SEC"), including the Company's Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.


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

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

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




                                                                                 Maximum
                                                          Total Number of       Number of
                                                            of Shares       Shares that May
                                               Average     Purchased as         Yet be
                               Total Number     Price    Part of Publicly      Purchased
                                of Shares     Paid per      Announced          Under the
    Period                      Purchased       Share        Program           Program(a)
----------------------------   ------------   --------   ----------------   ---------------
Balance as of March 31, 2006              2   $   3.25               --                --
April 1-30, 2006                          -       --                 --                --
May 1-31, 2006                            -       --                 --                --
June 1-30, 2006                           -       --                 --                --
                               ------------   --------   ----------------   ---------------
September 30, 2006                        1       2.18               --                --
Total                                     3   $   5.43               --                --
                               ============   ========   ================   ===============

(a) As a courtesy to stockholders of less than 100 shares and to relieve such stockholders of having to pay a broker's commission, the Company, although not obligated to do so, has periodically repurchased its common stock at the then most recent closing price of the Company's common stock on the last trading day before the stock certificate(s) is (are) actually received by the Company from the stockholder. The number of such shares purchased in any period of time has been minimal. One share was purchased during the quarter ended September 30, 2006.

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

          3.10 Certificate of Voting Powers, Designations, Preferences and Rights of Registrant's Series G Senior Non-Voting
                    Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.3 of Registrant's Form 10-KSB for the fiscal year ended December 31, 1997)

        Exhibit
      Designation                         Exhibit Description

          3.11 Certificate of Designations dated October 12, 2004 as filed with the Secretary of State of Nevada on October 13, 2004 (incorporated by reference to Exhibit 3.4 of Registrant's Current Report on Form 8-K for event occurring October 12,
                    2004)

          3.12 Certificate of Amendment to Articles of Incorporation effective February 8, 2005 (incorporated by reference to Exhibit 3.5 of Registrant's Current Report on Form 8-K for event occurring February 8, 2005)


          31.1* Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, of Principal Executive Officer and Chief Financial Officer.


          32.1* Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss. 1350.

*Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CabelTel International Corporation


Date: November 13, 2006                       By: /s/ Gene S. Bertcher
                                                 -------------------------------
                                                 President and
                                                 Chief Financial Officer