Form 10-K
period 2006-12-31
CabelTel International Corp
filed 2007-04-02
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
 (Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                December 31, 2006

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-08187

                       CabelTel International Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                       75-2399477
------------------------------------------      --------------------------------
     (State or other jurisdiction of                    (IRS Employer
     Incorporation or organization)                   Identification Number)

    1755 Wittington Place, Suite 340
              Dallas, Texas                                      75234
------------------------------------------      --------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's Telephone Number, including area code         (972) 407-8400
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class                     Name of each exchange on
                                                      which registered
    Common Stock, $0.01 par value                 American Stock Exchange
----------------------------------              --------------------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ____ Accelerated filer _____Non-accelerated filer __X___


The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the American Stock Exchange as of June 30, 2006 (the last business day of the Registrant's most recently completed second fiscal quarter) was $923,780 based upon a total of 410,569 shares held as of December 31, 2006 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 24, 2007, there were 986,953 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                       CABELTEL INTERNATIONAL CORPORATION
                       Index to Annual Report on Form 10-K
                       Fiscal year ended December 31, 2006

   FORWARD-LOOKING STATEMENTS..............................................- 3 -
   --------------------------

PART I....................................................................- 3 -
------

   ITEM 1.  BUSINESS......................................................- 3 -
   -----------------
   ITEM 1A. RISK FACTORS..................................................- 8 -
   ---------------------
   ITEM 1B. UNRESOLVED STAFF COMMENTS.....................................- 9 -
   ----------------------------------
   ITEM 2.  PROPERTIES....................................................- 9 -
   -------------------
   ITEM 3.  LEGAL PROCEEDINGS.............................................- 9 -
   --------------------------
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........- 10 -
   ------------------------------------------------------------

PART II...................................................................- 11 -
-------

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.............- 11 -
   -----------------------------------------------------------------------------
   ITEM 6.  SELECTED FINANCIAL DATA.......................................- 13 -
   --------------------------------
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION..- 13 -
   ---------------------------------------------------------------------
   ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...- 17 -
   --------------------------------------------------------------------
   ITEM 8.  FINANCIAL STATEMENTS..........................................- 17 -
   -----------------------------
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................- 17 -
   -----------------------------------------------------------------------------
   ITEM 9A(T).  CONTROLS AND PROCEDURES...................................- 17 -
   ------------------------------------
   ITEM 9B.  OTHER INFORMATION............................................- 18 -
   ---------------------------

PART III..................................................................- 19 -
--------

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........- 19 -
   ------------------------------------------------------------
   ITEM 11.  EXECUTIVE COMPENSATION.......................................- 23 -
   --------------------------------
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT...................................................- 24 -
   ------------------------------------------------------------------------
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. - 25 -
   --------------------------------------------------------
   ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES...................... - 26 -
   ------------------------------------------------

PART IV.................................................................. - 28 -
-------

   ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES................. .- 28 -
   ----------------------------------------------------

SIGNATURES............................................................... - 31 -
----------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM................. .- 32 -
-------------------------------------------------------


EXHIBIT INDEX............................................................ - 56 -
-------------

                           FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words "estimate", "plan", "intend", "expect", "anticipate", "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. CabelTel International Corporation disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projects contained in any forward-looking statements are described under ITEM 1A. RISK FACTORS beginning on page - 8 -.

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

Business Operations

     We own, lease and operate real estate through:

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

                                                          Community
                                Care            Resident  Operations
Community       Location     Level(1)  Units  Capacity(2) Commenced   Ownership
--------------------------------------------------------------------------------
Pacific Pointe  King City, OR  S       114       114         1993     Leased (3)
Retirement Inn

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

The Company has attracted, and continues to seek, highly dedicated and experienced personnel. All employees are required to complete training programs which include a core curriculum comprised of personal care basics, job related specific training, first aid, fire safety, nutrition, infection control and customer service. Executive Directors receive training in all of these areas, plus marketing, community relations, healthcare management and fiscal management. In addition to some classroom training, the Company's communities provide new employees with on- the-job training, utilizing experienced staff as trainers and mentors.

Outlet Shopping Mall Property

The Company's outlet mall does business as Gainesville Factory Shops ("GFS") and is located in Gainesville, Texas. GFS has approximately 315,000 square feet of retail space available for lease. Purchased in December 2003, GFS presented the Company with an opportunity to make an investment at what the Company believed, at the time, was a bargain price. The Company believed that mall traffic could be enhanced by a more aggressive marketing effort as well as development in its immediate Gainesville, Texas area including the opening of a restaurant and a 90-unit hotel immediately adjacent to the mall and the ongoing development and operation of a casino four miles from the mall.

A number of shopping alternatives are available to potential customers within a reasonable driving distance. Further, conditions which the Company cannot control such as highway construction, economic downturn or the high price of gasoline can have a negative impact on traffic at GFS.

Marketing is general, market wide advertising to build overall mall traffic. Where possible, the mall coordinates this advertising with its tenant merchants' advertising to enhance the mall as a specific destination for shoppers.

Business Strategy

In choosing investment properties, the Company's strategy is to choose a property that can achieve and sustain a strong competitive position within its chosen market. The Company also seeks to continue to enhance the performance of the properties it operates directly. In its real estate properties, the Company seeks to enhance current operations by (i) maintaining and improving occupancy rates, (ii) opportunistically increasing rents and fees, (iii) improving operating efficiencies and (iv) improving a property's market positioning.

The Company is a Nevada corporation which has principally been a real estate company, owning or leasing retirement specific real estate, an outlet shopping mall and certain oil and natural gas leases through subsidiaries. During 2006, the Company disposed of its subsidiaries engaged in the oil and natural gas lease and operation business. The Company seeks to re-enter the oil and natural gas industry through an acquisition of interests in a significant block of oil and natural gas leases in Cleburne County, Arkansas covering approximately 10,209 net acres, which the Company seeks to develop using various financing sources. The oil and natural gas leases cover properties located in the Fayetteville Shale area of the State of Arkansas. There is no assurance that this acquisition will occur.

Insurance

The Company currently maintains property and liability insurance intended to cover claims in its retirement community, outlet mall and corporate operations. The provision of personal services entails an inherent risk of liability compared to more institutional long-term care communities. Retirement communities of the type operated by the Company offer residents a greater degree of independence in their daily lives. This increased level of independence, however, may subject the resident and the Company to certain risks that would be reduced in a more institutionalized setting. The Company also carries property insurance on each of its owned and leased properties.

Employees

At December 31, 2006, the Company employed, in all segments, 65 people (20 full-time and 45 part-time). The Company believes it maintains good relationships with its employees. None of the Company's employees are represented by a collective bargaining group.

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

The shopping mall industry is also competitive but the Company's property in Gainesville, Texas is geographically isolated and the Company feels that the market will not support another mall. To be successful, an outlet mall needs to attract shoppers from more highly populated areas at a greater distance than its local market.

Acquisition and disposition of CableTEL AD

On October 12, 2004, the Company acquired, for 31,500 shares of newly-designated Series J 2% Cumulative Preferred Stock (the "Series J Preferred Stock"), 74.8% of CableTEL AD ("CableTEL"), a Bulgarian telecommunications company. The terms of the acquisition agreement required the Company to present a proposal to its stockholders to approve the mandatory exchange of all shares of Series J Preferred Stock into 8,788,500 shares of common stock which, if approved by stockholders, would have represented 90% of the resulting total issued and outstanding shares of common stock in the Company.

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

Effective June 1, 2006, the Company and the owners of CableTEL AD entered into a Rescission Agreement whereby the original Acquisition Agreement dated October 12, 2004, as amended, was rescinded in its entirety. Pursuant to the Rescission
Agreement:

     (a) The Company received back and cancelled the 31,500 shares of Series J 2% Cumulative Preferred Stock it issued.

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

     (d) Ronald C. Finley, Chief Executive Officer of CableTEL AD resigned his positions in the Company as a director, as Chairman of the Board and as Chief Executive Officer. His resignation was effective June 1, 2006.

     (e) The Company agreed that subject to its compliance with all applicable American Stock Exchange, Inc. rules and federal securities laws, it would in the future change its name to a name that does not include the word "cable" or "cabel".

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

     (h) The Company received, as a "break up fee", a $1,500,000 participation in a 9 1/2% tax free bond. The bond, with a total face value of $2,406,850, was originally issued by an unrelated third party. In June 2006, the Company recorded $1,467,000 as other income, representing the $1,500,000 net of expenses.

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

Our governing documents contain anti-takeover provisions that may make it more difficult for a third party to acquire control of us. Our Articles of Incorporation contain provisions designed to discourage attempts to acquire control of the Company by a merger, tender offer, proxy contest or removal of incumbent management without the approval of our Board of Directors. As a result, a transaction which otherwise might appear to be in your best interests as a stockholder could be delayed, deferred or prevented altogether, and you may be deprived of an opportunity to receive a premium for your shares over prevailing market rates. The provisions contained in our Articles of Incorporation include:

     * the requirement of an 80% vote to make, adopt, alter, amend, change or repeal our Bylaws or certain key provisions of the Articles of Incorporation that embody, among other things, the anti-takeover provisions;

     * the so-called business combination "control act" requirements involving the Company and a person that beneficially owns 10% or more of the outstanding common stock except under certain circumstances; and

     * the requirement of holders of at least 80% of the outstanding Common Stock to join together to request a special meeting of stockholders.

As of December 31, 2006, officers, directors and affiliated entities owning more than 5% of the Company's outstanding common stock owned approximately 59% of the outstanding shares of common stock. In light of this, these anti-takeover provisions could help entrench the existing Board of Directors and may effectively give our management the power to block any attempted change in control.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company's principal offices are located at 1755 Wittington Place, Dallas, Texas 75234 in approximately 5,000 square feet of leased space. The Company believes its leased space is presently suitable, fully utilized and will be adequate for the foreseeable future. The Company's retirement property and outlet mall property are described in detail beginning on page - 3 - under ITEM
1. BUSINESS, all of which are suitable and adequate for the purpose to which each is devoted.

ITEM 3.  LEGAL PROCEEDINGS

During the fourth quarter of the fiscal year covered by this report, no proceeding previously reported was terminated.

On December 1, 2005, Cable Partners Bulgaria, LLC ("CPB") instituted an action in the 95th Judicial District Court of Dallas County, Texas styled Cable Partners Bulgaria, LLC and Cable Partners Europe, LLC v. CabelTel International Corporation f/k/a Greenbriar Corporation, Gene Phillips and Ronald C. Finley, Cause No. 05-12021 County, Texas. The complaint alleges that a representative of the plaintiffs talked to Ronald Finley about their possible purchase of CableTEL AD's telecommunications systems during 2004, and that during the conversation in November 2004, told Mr. Finley that they had an agreement to purchase Eurocom Plovdiv EOOD ("Eurocom"). The complaint further alleges that (i) the two owners of Eurocom (who are not defendants in this action) advised the plaintiffs that they had agreed to sell the entity to CableTEL AD and had been paid a non-refundable deposit; (ii) the two individuals informed CPB's representative that they would complete the sale of Eurocom to CPB only if CableTEL AD were unable to complete the purchase, and CPB's price increased to (euro)23,000,000 with limited further due diligence and the purchase of stock rather than assets. Plaintiffs' complaint alleges tortiuous interference with an existing contract, breach of contract, and seeks a temporary and permanent injunction, exemplary damages, costs and attorneys' fees. An answer has been filed on behalf of the Company denying all of the material allegations in the Complaint. Management intends to vigorously defend the action, which it perceives to be without merit as to the Company. Management also believes that the action misstates or seeks to conveniently rearrange certain facts and events central to the controversy.


As part of the Rescission Agreement unwinding the acquisition of CableTEL AD, an affiliate of one of the original sellers assumed control and responsibility of any and all litigation involving the Company or in which the Company is named as a party involving the Company's relationship with the parties to the Rescission Agreement and/or CableTEL AD.

On June 23, 2006, Commerce and Industry Insurance Company instituted an action against the Company and its subsidiaries, styled Commerce and Industry Insurance Company vs. Cabeltel International Corporation DBA Greenbriar Corporation, Et Al (Citation No. DC-06-6040-M, District Court, Dallas County, Texas), alleging an underpayment of insurance premiums of $113,000 in 2002. The Company disagrees with the plaintiff as to any obligation owed. Further, should an obligation be owed the Company believes the amount would be less than the amount in the complaint.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of Stockholders was held on December 1, 2006, at which meeting stockholders were asked to consider and vote upon the election of directors. At the meeting, stockholders elected the following individuals as directors:

                                               Shares Voting

                   Director             FOR                  ABSTAINED
Roz Campisi Beadle                     671,305                     612
Gene S. Bertcher                       671,301                     612
James E. Huffstickler                  669,635                     612
Dan Locklear                           671,305                     612
Victor L. Lund                         671,305                     612

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

                                        2006                        2005
                                   High       Low             High        Low
                              ----------- ----------     ----------- ----------

     First Quarter                 $6.10      $3.00           $6.44      $3.66
     Second Quarter                 2.15       1.90            8.08       4.63
     Third Quarter                  3.58       2.18            5.65       4.20
     Fourth Quarter                 3.72       2.65            4.15       2.70

On March 24, 2007, the closing price of the Company's common stock was $3.80 per share. According to the Transfer Agent's records, at March 24, 2007 our common stock was held by approximately 450 holders of record.

Performance Graph

The following graph compares the cumulative total return on a $100 investment in the Company's common stock on December 31, 2002 through December 31, 2006, based on the Company's closing stock price on December 31 for each of those years. The same information is provided using the Standard & Poor 500 index and the Dow Jones Total Market Index.
                          2002     2003       2004        2005      2006
CabelTel International
Corporation               100.00   113.24     130.64       88.38     96.67

Dow Jones US Market
Index                     100.00   128.71     141.80      148.16    168.19

S&P 500                   100.00   126.43     137.80      141.93    161.26

The Company paid no dividends on its common stock in 2006 or 2005. The Company has not paid cash dividends on its common stock during at least the last ten fiscal years and it has been the policy of the Board of Directors of the Company to retain all earnings to pay down long-term debt and finance future expansion and development of its businesses. The payment of dividends, if any, will be determined by the Board of Directors in the future in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

We have two stock-based equity compensation plans that have been approved by our stockholders. See NOTE J - STOCKHOLDERS EQUITY for a description of the plans, the number of shares of common stock to be issued upon exercise of outstanding stock options, the weighted average exercise price of outstanding stock options and the number of shares of common stock remaining for future issuance under the plans. We have no stock-based compensation plans which were adopted without the approval of our stockholders.

Purchases of Equity Securities

The Board of Directors has not authorized the repurchase of any shares of its common stock under any share repurchase program, except when stockholders owning less than one round lot (100 shares) so request, the Company will purchase shares at market closing on the last trading day prior to receipt of the certificate(s). The following table represents shares repurchased during the three months ended December 31, 2006.
                                          Total No. of Shares
                                          Repurchased as part
                              Weighted       of            Maximum No. of Shares
                Total No. of  Average     Publicly-          that May Yet Be
                   Shares     Price Per   Announced        Repurchased Under the
       Period   Repurchased   Share       Program                 Program
10/01-31/2006       -0-         -0-          -0-                     -0-
11/01-30/2006       -1-        3.10          -1-                     -0-
12/01-31/2006       -0-         -0-          -0-                     -0-




ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below are derived from the Company's audited financial statements.

                                           For the fiscal year ended December 31,

                                      2006        2005             2004       2003        2002
                                      ----        ----             ----       ----        ----

                                      (dollar amounts in thousands, except per share data)

Operating revenue                 $  4,268    $  4,098         $  4,643    $  2,486    $  3,300
Operating expenses                   5,090       5,124            5,783       3,195       5,373
Operating profit (loss)               (822)     (1,026)          (1,140)       (709)     (2,073)

Earnings (loss) from continuing
     operations before income
         taxes                    $  1,285    $ (1,241)        $   (987)   $    614    $ (2,724)
Income tax (income) expense           (437)       --               --          --          (749)


Earnings (loss) from continuing
     operations                        848      (1,241)            (987)        614      (3,473)

Income (loss) from discontinued
operations                             453         255              171        (392)     (4,900)

     NET EARNINGS (LOSS)          $  1,301    $   (986)        $   (816)   $    222    $ (8,373)

Earnings (loss) per common
     share - basic and diluted
     Continuing operations            0.86      $(1.28)        $  (1.01)   $   0.31    $  (4.88)
     Discontinued operations          0.46        0.27             0.18         --        (6.79)

        Net earnings (loss) per    $  1.32      $(1.01)        $  (0.83)       0.31    $ (11.67)
         share
Basic weighted average
     common shares                     987         977              977         706         718

BALANCE SHEET DATA:
Total assets                      $  9,702    $ 20,080         $ 16,766    $ 18,131    $ 12,624
Long-term debt                       6,078      13,560            8,338       2,053       8,479
Total liabilities                    7,623      19,328           16,766      18,131      12,624
Total stockholders equity         $  2,079    $    752         $  1,738    $  2,554    $  1,351


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION

Overview

As of December 31, 2006, the Company leased one assisted living community in Oregon, with a capacity of 114 residents. The Company also owns a 315,000 square foot outlet mall in Gainesville, Texas.

Since 1996, the Company has owned, leased and operated assisted living and retirement communities throughout the United States. During that period of time the Company has both acquired and sold over seventy communities. The acquiring and disposing of its real estate assets has been an integral part of the Company's business.

During 2004 and 2005, the Company anticipated acquiring a cable operator CableTEL AD. For the most part, all of its efforts were directed to that acquisition. In June 2006, the acquisition of CableTEL AD was rescinded by the parties and the Company received a break up fee of $1,500,000. After the rescission of the CableTEL AD acquisition the Company began seeking new acquisitions.

During 2006, the Company disposed of its subsidiaries engaged in the oil and natural gas leasing and operation business. The Company seeks to re-enter the oil and natural gas industry through an acquisition of interests in a significant block of oil and natural gas leases in Cleburne County, Arkansas covering approximately 10,209 net acres which the Company seeks to develop using various financing sources. The oil and natural gas leases cover properties located in the Fayetteville Shale area of the State of Arkansas. There is no assurance that this acquisition will occur.


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


Liquidity and Capital Resources

At December 31, 2006, the Company had current assets of $1,854,000 and current liabilities of $1,127,000.

On December 31, cash and cash equivalents totaled $324,000 and $650,000 in 2006, and 2005, respectively. CabelTel's principal sources of cash have been and will continue to be property operations, proceeds from property sales and refinancing of debt. If cash from future operations does not prove to be sufficient to satisfy all of CabelTel's obligations, as they mature, when necessary, management may also selectively sell income-producing properties, refinance properties and/or incur additional borrowings secured by real estate to meet cash requirements.

Net cash provided by (used in) continuing operating activities was ($908,000) in 2006, $38,000 in 2005 and ($2,129,000) in 2004.

Net cash provided by (used in) investing activities was ($1,219,000) in 2006, $3,560,000 in 2005 and $734,000 in 2004. In 2006, the net cash used was principally a cash loan to Eurenergy Resources, a related party, $1,377,000. In addition the Company purchased an interest in a gas well in Fayetteville, Arkansas for $118,000. In 2005 the cash provided was principally from the sale of two assisted living facilities. In 2004, the cash provided was from the collection of existing notes receivable of $1,579,000 less the purchase of $845,000 in property and equipment principally at the Gainesville outlet mall.

Net cash provided by (used in) financing activities was ($204,000) in 2006, ($3,969,000) in 2005 and $1,533,000 in 2004. In 2006, the cash used was principally for the payment of the mortgage for the Gainesville Outlet Mall. In 2005, the cash used was principally for the repayment of the mortgage obligations on two assisted living facilities that were sold as well as the Gainesville Outlet Mall. In 2004, the cash provided was principally from the refinancing of the Gainesville Outlet Mall.

Net cash provided (used in) by discontinued operations was $2,005,000 in 2006, $259,000 in 2005 and ($64,000) in 2004. In 2006 the Company sold Gaywood Oil & Gas and received cash proceeds of $1,737,000. Additionally, in 2006, Gaywood provided cash from operations of $268,000.

Results of Operations

Fiscal 2006 as Compared to Fiscal 2005

Revenues and  Operating  Expenses  from  operations  of a  retirement  facility:
Revenues were $2,695,000 in 2006 as compared to $2,597,000 in 2005. Retirement operating expenses, which consist of assisted living operations expense, lease expense and depreciation and amortization, were $2,130,000 in 2006 as compared to $2,006,000 in 2005.

Revenues and Operating Expenses from operations of an outlet mall: Revenues were $1,235,000 in 2006 as compared to $1,501,000 in 2005. Operating expenses were $1,760,000 in 2006 as compared to $1,845,000 in 2005. The decrease in revenue is due to the net reduction in occupancy and rent adjustments for several tenants. The increase in expenses is due to overall operating costs throughout the operation.

Corporate General and Administrative Expense: These expenses were $1,091,000 in 2006 and $1,191,000 in 2005. During 2006, the Company reduced certain salary and personnel expenses that existed in 2005.

Interest and Dividend Income: Interest and dividend income was $447,000 in 2006 and $700,000 in 2005. During 2006, the Company recorded interest income of $314,000 from funds it had advanced to CabelTEL AD for operations and acquisitions in Bulgaria as compared to 515,000 in 2005. (See discussion of interest expense)

Interest Expense: Interest expense was $924,000 in 2006 and $1,161,000 in 2005. During the fourth quarter of 2004 and continuing through 2005, the Company borrowed a total of $7,200,000 which it advanced to CabelTEL AD for operations and acquisitions in Bulgaria. The interest expense on this debt was $314,000 on 2006 as compared to $515,000 in 2005.

Other Income (Expense): Other income was $2,584,000 in 2006. In June 2006, the Company rescinded its acquisition of CableTel AD and received a break up fee of $1,500,000 which resulted in net income, after deducting expenses of $1,467,000. In addition, in November 2006, the Company settled its obligation to Sylvia Gilley and recorded a gain on such settlement of $1,021,000. Additionally, the Company collected certain payments on certain receivables that were previously written off.

Discontinued Operations: During 2006, the Company sold Gaywood Oil and Gas. During 2005, the Company disposed of an assisted living community in South Carolina. During 2004, the Company disposed of assisted living communities in Georgia and Washington. In addition, the Company entered into a contract to sell a third assisted living community in North Carolina, which was sold in January 2005. These were reflected as assets held for sale.

Fiscal 2005 as Compared to Fiscal 2004

Revenues and  Operating  Expenses  from  operations  of a  retirement  facility:
Revenues were $2,597,000 in 2005, as compared to $2,566,000 in 2004. Retirement operating expenses, which consist of assisted living operations expense, lease expense and depreciation and amortization, were $2,006,000 in 2005 as compared to $1,967,000 in 2004.

Revenues and Operating Expenses from the Gainesville outlet mall: In 2005, revenues were $1,501,000 and operating expenses were $1,845,000. In 2004, revenues were $2,077,000 and operating expenses were $2,013,000. The decrease in revenue is due to the net reduction in occupancy and rent adjustments for several tenants. The reduction in expenses is due to better cost control throughout the operation. The Company acquired the mall on December 10, 2003.

Corporate General and Administrative Expense: These expenses were $1,191,000 in 2005 as compared to $1,694,000 in 2004. During 2004, the Company incurred legal fees related to a dispute with the IRS and overall professional fees with regard to its acquisition of the CableTEL AD. These expenses did not occur in 2005.

Interest and Dividend Income: Interest and dividend income was $700,000 in 2005 and $213,000 in 2004. During the fourth quarter of 2004 and continuing through 2005, the Company borrowed a total of $7,200,000, which it had advanced to CabelTEL AD for operations and acquisitions in Bulgaria. The Company has a receivable from CableTEL AD for principal and interest equivalent to the amounts the Company has incurred.

Interest Expense: Interest expense was $1,161,000 in 2005 as compared to $904,000 in 2004. The net increase in interest expense is primarily due to two specific items. The Company acquired the Gainesville Outlet Mall in December 2003. When the Company acquired the mall, it was initially financed with a short-term note with interest rates escalating from 3% to 15%. These notes were refinanced in August 2004 through a five year note with interest at 5.85%. The additional interest that was incurred through August 2004 was not incurred in 2005. During the fourth quarter of 2004 and continuing through 2005, the Company borrowed a total of $7,200,000, which it had advanced to CabelTEL AD for operations and acquisitions in Bulgaria. The additional interest in 2005 represents the interest on this debt. The Company has a receivable from CableTEL AD for principal and interest equivalent to the amounts the Company has incurred.

Other Income (Expense): Other income was $285,000 in 2005, which principally represents the collection of certain receivables that were previously written off.

Discontinued Operations: During 2005, the Company disposed of an assisted living community in South Carolina. During 2004, the Company disposed of assisted living communities in Georgia and Washington. In addition, the Company entered into a contract to sell a third assisted living community in North Carolina, which was sold in January 2005. These were reflected as assets held for sale.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company's debt is financed at fixed rates of interest. Therefore, the Company has minimal risk from exposure to changes in interest rates.


ITEM 8. FINANCIAL STATEMENTS

The financial statements required by this Item begin at page 32 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Acting Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2006. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Acting Principal Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at December 31, 2006 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission ("SEC") rules and forms. As a result of this evaluation, there were no significant changes in the Company's internal control over financial reporting during the three months ended December 31, 2006 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States ("GAAP, US") and includes those policies and procedures that:

* pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

* provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, US and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and

* provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determine to be effective can provide only reasonable assurance that information required to be disclosed in and reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and represented within the time periods required.

Management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2006. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management of the Company believes that as of December 31, 2006, the internal control system over financial reporting met those criteria.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant's internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.


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

After December 31, 2003 changes occurred involving the creation of Board Committees, the adoption of Committee charters, the adoption of a Code of Ethics for Senior Financial Officers and the adoption of Guidelines for Director Independence. Also, following the acquisition of two U.S. entities in October 2004, and following the Annual Meeting of Stockholders held on October 20, 2004, Ronald C. Finley, Chief Executive Officer of CableTEL AD was elected a director, Chairman of the Board and Chief Executive Officer of the Company;

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

Roz Campisi Beadle, age 50, (Independent) Director since December 2003

Ms. Beadle is Executive Vice President of Unified Housing Foundation and a licensed realtor. She has a background in public relations and marketing. Ms. Beadle is also extremely active in various civic and community services and is currently working with the Congressional Medal of Honor Society and on the Medal of Honor Host City Committee in Gainesville, Texas.

Gene S. Bertcher, age 58, (Affiliated) Director November 1989 to September 1996 and since June 1999

Mr. Bertcher was elected President and Chief Financial Officer effective November 1, 2004. He was elected Chairman and Chief Executive Officer in December 2006. Mr. Bertcher has been Chief Financial Officer and Treasurer of the Company since November 1989 and Executive Vice President from November 1989 until he was elected President in 2003. He has been a certified public accountant since 1973.

James E. Huffstickler, age 64, (Independent) Director since December 2003

Mr. Huffstickler has been Chief Financial Officer of Sunchase America, Ltd., a multi-state property management company, for more than five years. He is a graduate of the University of South Carolina and was formerly employed by Southmark Management, Inc., a nationwide real estate management company. Mr. Huffstickler has been a certified public accountant since 1976.

Dan Locklear, age 55, (Independent) Director since December 2003

Mr. Locklear has been Chief Financial Officer of Sunridge Management Group, a real estate management company, for more than five years. Mr. Locklear was formerly employed by Johnstown Management Company, Inc. and Trammel Crow Company. Mr. Locklear has been a certified public accountant since 1981 and a licensed real estate broker in the State of Texas since 1978.

Victor L. Lund, age 78, (Independent) Director since March 1996

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

Board Committees

The Board of Directors held six meetings during 2006. For such year, no incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the period that he or she served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees. The Audit Committee was formed on December 12, 2003, and its function is to review the Company's operating and accounting procedures. A Charter of the Audit Committee has been adopted by the Board. The current members of the Audit Committee, all of whom are independent within the SEC regulations, the listing standards of the AMEX and the Company's Corporate Governance Guidelines are Messrs. Locklear (Chairman), Huffstickler and Lund. Mr. Dan Locklear is qualified as an Audit Committee financial expert within the meaning of SEC regulations, and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the AMEX. The Audit Committee met once in 2006.

The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to the corporate governance, including reviewing and monitoring implementation of the Company's Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board's annual review of director independence and the Board's performance and self-evaluation. The Charter of the Governance and Nominating Committee was adopted on October 20, 2004. The members of the Committee are Messrs. Huffstickler (Chairman), Lund and Ms. Beadle. The Governance and Nominating Committee met once in 2006.

The Board has also formed a Compensation Committee of the Board of Directors, adopted a Charter for the Compensation Committee on October 20, 2004, and selected Ms. Beadle (Chairman) and Messrs. Huffstickler and Locklear as members of that Committee. The Compensation Committee met once in 2006.

The members of the Board of Directors at the date of this Report and the Committees of the Board on which they serve are identified below:

 -------------------------------------------------------------------------------
                                           Governance and          Compensation
 Director              Audit Committee  Nominating Committee        Committee
 Roz Campisi Beadle                              |X|                 Chairman
 Gene S. Bertcher
 James E. Huffstickler       |X|              Chairman                  |X|
 Dan Locklear             Chairman                                      |X|
 Victor L. Lund              |X|                 |X|
--------------------------------------------------------------------------------

Executive Officers

The following persons currently serve as executive officers of the Company: Gene
S. Bertcher, Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer; and Oscar Smith, Vice President and Secretary. Their
positions with the Company are not subject to a vote of stockholders. Their ages, terms of service and all positions and offices with the Company, other principal occupations, business experience and directorships with other companies during the last five years or more are listed below. For information relating to Mr. Bertcher, see the description under the caption "Directors" above.

Oscar Smith,  age 64,  Secretary  (since December 2001),  Vice President  (since
1994)

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


ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth the compensation in all categories paid by the Company for services rendered during the fiscal years ended December 31, 2006, 2005 and 2004 by the Chief Executive Officer of the Company and to the other executive officers and Directors of the Company whose total annual salary in 2006 exceeded $100,000, the number of options granted to any of such persons during 2006 and the value of the unexercised options held by any of such persons on December 31, 2006.

                           SUMMARY COMPENSATION TABLE

                                                                                          Change in
                                                                                          Pension
                                                                          Non-            Value and
Name                                                                      Equity          Nonqualified
and                                                                       Incentive       Deferred        All
Principal                                             Stock     Option    Plan            Compensation    Other
Position                 Year      Salary      Bonus  Awards    Awards    Compensation    Earnings        Compensation      Total

Gene S. Bertcher          2006  $  186,000                                                                               $  186,000
Chairman, President
Chief Executive
Officer
& Chief Financial
Officer
                          2005     186,000                                                                                  186,000
                          2004     137,000                                                                                  137,000



                           GRANTS OF PLAN-BASED AWARDS

                                      None

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                      None

                        OPTION EXERCISES AND STOCK VESTED

                                      None

                                PENSION BENEFITS

                                      None

                       NONQUALIFIED DEFERRED COMPENSATION

                                      No




                                                DIRECTOR COMPENSATION
                                                                     Change in
                                                                     Pension
                                                                     Value and
                                                         Non-Equity  Nonqualified
                         Fees Earned                     Incentive   Deferred
                         Or Paid in   Stock    Option    Plan        Compensation    All Other
Name                     Cash         Awards   Awards    Compensatio Earnings        Compensation     Total

Roz Campisi Beadle       $   8,500                                                                    $ 8,500
Gene S. Bertcher                 --                                                                        --
James E. Huffstickler        8,500                                                                      8,500
Dan Locklear                 8,500                                                                      8,500
Victor L. Lund               8,500                                                                      8,500


                     MANAGEMENT AND CERTAIN SECURITY HOLDERS

                                      None

Stock Option Plan

The Board of Directors administers the Company's 1997 Stock Option Plan (the "1997 Plan") and the 2000 Stock Option Plan (the "2000 Plan"), each of which provide for grants of incentive and non-qualified stock options to the Company's executive officers, as well as its directors and other key employees and consultants. Under the two Plans, options are granted to provide incentives to participants to promote long-term performance of the Company and specifically, to retain and motivate senior management in achieving a sustained increase in stockholder value. Currently, none of the Plans has a pre-set formula or criteria for determining the number of options that may be granted. The exercise price for an option granted is determined by the Compensation Committee, in an amount not less than 100% of the fair market value of the Company's common stock on the date of grant. The Compensation Committee reviews and evaluates the overall compensation package of the executive officers and determines the awards based on the overall performance of the Company and the individual performance of the executive officers. The Company's stock plans total 50,000 shares of common stock under the 1997 Plan and 50,000 shares of common stock under the 2000 Plan. Options have been granted for all shares reserved under the 1997 Plan and 10,000 shares for the 2000 Plan.

Compensation of Directors

The Company pays each non-employee director a fee of $2,500 per year, plus a meeting fee of $2,000 for each board meeting attended. Company employee directors serve with no fees being paid.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2006, certain information with respect to all stockholders known by the company to own beneficially more than 5% of the outstanding common stock, which is the only outstanding class of securities of the Company, except for Series B Preferred Stock (the ownership of which is immaterial), as well as information with respect to the Company's common stock owned beneficially by each director and current executive officers, whose compensation from the company in 2005 exceeded $100,000, and by all directors and executive officers as a group. Unless otherwise indicated, each of these stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                         Common Stock
                                            ------------------------------------
Name of Beneficial Owner                     No. of Shares     Percent of Class*
--------------------------------------------------------------------------------
HKS Investment Corp. (1)                          108,994           11.04%
Gene S. Bertcher(2)                                71,811            7.28%
Roz Campisi Beadle                                    100              **
James E. Huffstickler                                   -              -
Dan Locklear                                            -              -
JRG Investment Company, Inc.(3)(5)                156,884           15.89%
TacCo Financial, Inc.(3)(4)(6)                    228,726           23.17%
International Health Products, Inc.(3)(7)           9,770              **
All  executive  officers  and  directors
  as a group (six persons)                        180,905           18.33%
-----------------------
* Based on 976,955 shares of common stock outstanding at March 31, 2006. ** Less than 1%.

     (1) Consists of 108,994 shares of common stock owned by HKS Investment Corporation ("HKS"). According to an original statement on Schedule 13D dated January 9, 2006, the group consists of HKS Investment Corporation, David Hensel, John Kellar and Marshall Stagg, each of whom are deemed to be the beneficial owner of all 108,994 shares. Hensel is stated to be a shareholder, director and President of HKS; Kellar is a shareholder, director, Vice President and Treasurer of HKS; and Stagg is a shareholder, director and Secretary of HKS.
     (2)  Consists of 71,811 shares of common stock owned by Mr. Bertcher.
     (3) Based on a Schedule 13D, amended December 14, 2004, filed by each of these entities and by Gene E. Phillips, an individual; each of these entities owns of record the number of shares set forth for such entity in the table. The amended Schedule 13D indicates that these entities, Mr. Phillips and Basic Capital Management, Inc., collectively, may be deemed a "Person" within the meaning of Section 13D of the Securities Exchange Act of 1934.
     (4) Consists of 228,726 shares of common stock (which does not include 156,884 shares held by JRG Investment Company, Inc. or an option to 40,000 shares of common stock at an exercise price of $2.60 per share). TacCo Financial, Inc. also holds a warrant to purchase 170,000 shares at $3.58 per share, exercisable only after stockholder approval to exchange the Company's Series J 2% Preferred Stock for common stock before October 1, 2005, and not exercisable if such approval does not occur.
     (5) Officers and Directors of JRG Investment Co., Inc. ("JRG") are J. T. Tackett, Director, President and Treasurer and E. Wayne Starr, Director, Chairman and Chief Executive Officer. JRG is a wholly owned subsidiary of TacCo Financial, Inc.
     (6) Officers and Directors of TacCo Financial, Inc. ("TFI") are J.T. Tackett, Director, Chairman and CEO; Wayne Starr, Director, President and Treasurer and R. Neil Crouch II, Vice President and Secretary. TFI's stock is owned by Electrical Networks, Inc. (75%) and Starr Investments (25%).
     (7) Officers and Directors of International Health Products, Inc. ("IHPI") are R. Neil Crouch II, Director, President and Treasurer and Cecelia Maynard, Secretary. IHPI is wholly owned by a trust for the benefit of the wife and children of Gene E. Phillips.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2006, the Company loaned Eurenergy Resources Corporation $1,377,000. The Company received a demand note with interest of 8% per annum.

In October 2004, the Company issued Series J 2% Preferred Stock to acquire 74.8% of CableTEL AD. Certain of the holders of the Series J 2% Preferred Stock are deemed to be related parties with the Company. In June 2006, the transaction was rescinded.

It is the policy of the Company that all transactions between the Company and any officer or director, or any of their affiliates, must be approved by non-management members of the Board of Directors of the Company. All of the transactions described above were so approved.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2006 and 2005 by the Company's principal accounting firms, Grant Thornton & Company and Farmer, Fuqua & Huff, PC:

Type of Fees                2006       2005 (a)
Audit Fees               $106,046   $ 72,062
Audit Related Fees           --         --
Tax Fees                    9,625      9,973
All Other Fees               --         --

            Total Fees   $115,671   $ 82,035

          (a) The amount of audit fees paid in 2005 was $68,151 to Farmer Fuqua & Huff PC and $3,911 to Grant Thornton. The tax fees paid in 2005 were to Farmer, Fuqua & Huff PC.

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

Financial Information Systems Design and Implementation Fees

Farmer, Fuqua & Huff, P.C. did not render any professional services to the Company in 2006 with respect to financial information systems design and implementation.

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

                                     PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a) The following documents are filed as a part of this report:

(1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

       Report of Farmer, Fuqua & Huff, P.C....................................32
       Consolidated Balance Sheets............................................33
       Consolidated Statement of Operations...................................35
       Consolidated Statements of Cash Flows..................................36
       Consolidated Statement of Changes in Stockholders' Equity..............38
       Notes to Consolidated Financial Statements.............................39

(2) FINANCIAL STATEMENT SCHEDULES: Other financial statement schedules have been omitted because the information required to be set forth therein is not applicable, is immaterial or is shown in the consolidated financial statements or notes thereto.


(3)    EXHIBITS

The following documents are filed as exhibits (or are incorporated by reference as indicated) into this Report:

  Exhibit Designation                                        Exhibit Description

           3.1 Articles of Incorporation of Medical Resource Companies of America (incorporated by 3.1 reference to Exhibit 3.1 to Registrant's Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)

          3.2 Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.5 to Registrant's Form 8-K dated April 1, 1993)

          3.3 Restated Articles of Incorporation of Greenbriar Corporation (incorporated by reference to Exhibit 3.1.1 to Registrant's Form 10-K dated December 31, 1995)

          3.4 Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit to Registrant's PRES 14-C dated February 27, 1996)

          3.5       Bylaws of Registrant  (incorporated  by reference to Exhibit
                    3.2 to Registrant's Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)

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

          3.10 Certificate of Voting Powers, Designations, Preferences and Rights of Registrant's Series G Senior Non-Voting
                    Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.3 of Registrant's Form 10-KSB for the fiscal year ended December 31, 1997)

          3.11 Certificate of Designations dated October 12, 2004 as filed with the Secretary of State of Nevada on October 13, 2004 (incorporated by reference to Exhibit 3.4 of Registrant's Current Report on Form 8-K for event occurring October 12,
                    2004)

          3.12 Certificate of Amendment to Articles of Incorporation effective February 8, 2005 (incorporated by reference to Exhibit 3.5 of Registrant's Current Report on Form 8-K for event occurring February 8, 2005)

          3.13      Certificate  of  Amendment  to  Articles  of   Incorporation
                    effective March 21, 2007 (incorporated by reference to Exhibit 3.13 of Registrant's Current Report on Form 8-K for event occurring March 21, 2005)

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

March 30, 2007                       by:    /s/ Gene S. Bertcher
                                         ---------------------------------------
                                         Gene S. Bertcher
                                         President and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


        Signature                       Title                           Date
/s/ Gene S. Bertcher        President, Chairman, Chief Executive  March 30, 2007
  --------------------      Officer, Chief Financial Officer and
Gene S. Bertcher            Director

/s/ Roz Campisi Beadle      Director                              March 30, 2007
 -------------------------
Roz Campisi Beadle
/s/ James Huffstickler      Director                              March 30, 2007
 ----------------------
James Huffstickler
/s/ Dan Locklear            Director                              March 30, 2007
 ----------------
Dan Locklear
/s/ Victor Lund                                                   March 30, 2007
 ------------------         Director
Victor Lund

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cabeltel International Corporation, formerly Greenbriar Corporation

We have audited the accompanying consolidated balance sheets of Cabeltel International Corporation, formerly Greenbriar Corporation, and subsidiaries, as of December 31, 2006, and 2005, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cabeltel International Corporation, formerly Greenbriar Corporation, and subsidiaries as of December 31, 2006, and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ FARMER FUQUA & HUFF, P.C.

Plano, Texas March 30, 2007

              CabelTel International Corporation and Subsidiaries


                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


               CabelTel International Corporation and Subsidiaries


                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)






                                                                  December 31,
                                                               -----------------
Assets                                                          2006      2005
                                                               -------   -------

Current assets

  Cash and cash equivalents                                    $   324   $   650
  Accounts receivable - trade                                       31       339
  Note and interest receivable - related party                   1,428      --
  Notes receivable                                                --         306
  Other current assets, net                                         71       179
                                                                 -------   -----
                     Total current assets                        1,854     1,474

Notes receivable net of deferred income                           --         309

Property and equipment, at cost
  Land and improvements                                          2,237     2,232
  Buildings and improvements                                     5,240     5,298
  Equipment and furnishings                                        315       292
  Proven oil and gas properties (full cost method)                --       1,401
                                                               -------   -------
                                                                 7,792     9,223

  Less accumulated depreciation, depletion, and amortization       959       963
                                                               -------   -------
                                                                 6,833     8,260

Deferred tax asset                                                 491     1,161

Due from CableTEL AD - related party                              --       8,004

Deposits                                                           146       129

Other assets                                                       378       743
                                                               -------   -------
Total Assets                                                   $ 9,702   $20,080
                                                               =======   =======








                   The accompanying notes are an integral part
                              of these statements.



               CabelTel International Corporation and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                  (Amounts in thousands, except share amounts)





                                                                                              December 31,
======================================================================               --------------------------------
Liabilities And Stockholders' Equity                                                     2006              2005
                                                                                     -------------     --------------

Current liabilities

    Current maturities of long-term debt                                             $        135      $      2,383
    Accounts payable - trade                                                                  500               842
    Accrued expenses                                                                          339             1,236
    Other current liabilities                                                                 153               371
                                                                                     -------------     --------------

                      Total Current Liabilities                                             1,127             4,832


Long-term debt                                                                              6,078            13,560

Other long-term liabilities                                                                   418               936

                                                                                     -------------     --------------

                          Total liabilities                                                 7,623            19,328

Stockholders' equity
    Preferred stock, Series B                                                                   1                 1
    Preferred stock, Series J 2%                                                                --             3,150
    Preferred stock, Series J contra equity                                                     --            (3,150)
    Common stock, $.01 par value; authorized, 4,000,000
       shares; issued and outstanding, 986,953 shares at
          December 31, 2006 and 976,955 shares at
          December 31, 2005                                                                    10                10
    Additional paid-in capital                                                             55,992            55,966
    Accumulated deficit                                                                   (53,924)          (55,225)
                                                                                     -------------     --------------

                                                                                            2,079               752
                                                                                     -------------     --------------

Total Liabilities & Equity                                                           $      9,702      $     20,080
                                                                                     =============     ==============




The accompanying notes are an integral part of these statements.




               CabelTel International Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)



                                                                                                    Year Ended
                                                                                                   December 31,
                                                                              ------------------------------------------------------
                                                                                   2006                 2005               2004
                                                                              ----------------      --------------     -------------
Revenue
    Real estate operations                                                    $      4,268          $    4,098         $    4,643
                                                                              ----------------      --------------     -------------

Operating expenses
    Real estate operations                                                           3,060               3,001              3,172
    Lease expense                                                                      939                 932                917
    Corporate general and administrative                                             1,091               1,191              1,694
                                                                              ----------------      --------------     -------------
                                                                              ----------------      --------------     -------------

                      Operating earnings (loss)                                       (822)             (1,026)            (1,140)

Other income (expense)
    Interest income                                                                    447                 700                213
    Interest expense                                                                  (924)             (1,161)              (904)
    Gain (loss) on sale of assets, net                                                  --                 (39)             1,247
    Other income (expense), net                                                      2,584                 285               (403)
                                                                              ----------------      --------------     -------------
                                                                                     2,107                (215)               153
                                                                              ----------------      --------------     -------------

             Earnings (loss) from continuing operations                              1,285              (1,241)              (987)
          Provision for income taxes                                                  (437)                  --                  --
                                                                              ----------------      --------------     -------------

          Net income (loss) from continuing operations                                 848              (1,241)              (987)


Discontinued operations
    Gain from operations (net of $91 income tax in 2006)                               177                 337                (38)
    Gain from sale of assets (net of $142 income tax in 2006)                          276                 (82)               209
                                                                              ----------------      --------------     -------------

       Net gain (loss) from discontinued operations                                    453                 255                171
                                                                              ----------------      --------------     -------------

Net income (loss) applicable to common shares                                        1,301                (986)              (816)
                                                                              ================      ==============     =============

Earnings (loss) per common share - basic and diluted
    Continuing operations                                                     $      0.86           $    (1.27)        $    (1.01)
    Discontinued operations                                                          0.46                 0.26               0.17
                                                                              ----------------      --------------     -------------
                    Net earnings (loss) per share                             $      1.32           $    (1.01)        $    (0.84)
                                                                              ================      ==============     =============

Weighted average common and equivalent shares                                        987                   977                977
    outstanding - basic and diluted


The accompanying notes are an integral part of these statements.



               CabelTel International Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                  Year ended December 31,
                                                                  -----------------------

                                                               2006      2005       2004
                                                               ----      ----       ----

Cash flows from operating activities
   Net earnings (loss) from continuing operations          $   848    $(1,241)   $  (987)
   Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities
         Depreciation and amortization                         369        389        246
             Depreciation from assets classified as
               discontinued operations                        --          121        323
         (Gain) loss from affiliates                        (1,500)      --       (1,247)
         (Gain) from settlement with Sylvia Gilley          (1,303)
         (Gain) loss on sale of assets                        --           39       --
         Change in deferred tax asset                          437
         Write-down of impaired assets                        --         --          147
         Changes in operating assets and liabilities
             Accounts receivable - trade                       308       (117)      (122)
             Other current and non-current assets               77       (299)      (132)
             Accounts payable and other liabilities           (144)     1,146       (357)
                                                           -------    -------    -------
     Net cash provided by (used) in operating activities      (908)        38     (2,129)

Cash flows from investing activities
   Funding of a note receivable                             (1,377)      --         --
   Investment in gas well                                     (118)      --         --
   Purchase of property and equipment, net                     (30)       (47)      (845)
   Net repayment of notes receivable                           306        550      1,579
   Proceeds from sale of other real estate                    --        1,147       --
   Proceeds from sale of properties                           --        1,910       --
                                                           -------    -------    -------
     Net cash provided by (used in) investing activities    (1,219)     3,560        734
                                                           -------    -------    -------

Cash flows from financing activities
   Proceeds from common stock issuance                          26       --         --
   Proceeds from borrowings                                   --        6,500
   Payments on debt                                           (230)    (3,831)    (5,591)
   Distributions from equity partnerships'
      financing cash flow                                     --         --          507
   Repurchase of common stock                                 --         --         --
   Net advances from affiliates                               --         (138)       117
                                                           -------    -------    -------
                Net cash provided by (used in)
                     financing activities                     (204)    (3,969)     1,533
                                                           -------    -------    -------

Cash flows from discontinued operations
         Cash provided by operating activities                 268        259        (64)
         Cash provided by investing activities -
             proceeds from sale                              1,737       --         --
                                                           -------    -------    -------
         Net cash provided by (used in) discontinued
             operations                                      2,005        259        (64)

               Net increase (decrease) in cash
                     and cash equivalents                     (326)      (112)        74
Cash and cash equivalents at beginning of year                 650        762        688
                                                           -------    -------    -------

Cash and cash equivalents at end of year                   $   324    $   650    $   762


The accompanying notes are an integral part of these statements





                                                                    December 31,
                                                            ----------------------------
                                                             2006       2005       2004
                                                             ----       ----       ----

Supplemental information on cash flows is as follows:

Interest paid                                             $   380    $   370   $   705

Non-cash investing and financing activities:
   Notes payable dissolved under rescission                (7,245)      --        --
   Interest payable dissolved under rescission               (991)      --        --
   Funds due from affiliate dissolved under rescission      8,236       --        --
   Notes receivable funded under rescission                 1,500       --        --
   Notes payable cancelled under Gilley settlement         (2,255)      --        --
   Interest payable cancelled under Gilley settlement        (857)      --        --
   Notes receivable transferred to Gilleys                  1,809       --        --
   Disposal of property to satisfy debt                      --         --       935
   Notes payable agreed by buyer on sale of real estate      --         --       906



The accompanying notes are an integral part of this statement.




               CabelTel International Corporation and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)



                                                                                       Series J
                                       Series B            Series J        Preferred Stock             Common
                                    Preferred stock    Preferred stock      Contra Equity           Stock
                                  ------------------- ------------------- ------------------- -------------------
                                  Shares    Amount    Shares    Amount    Shares    Amount     Shares    Amount
                                  -------- ---------- -------- ---------- -------- ---------- --------- ---------


 Balance at January 1, 2004             1          1     --          --      --          --       977        10
         Net loss

         Issuance of Series J
                                                  --      32      3,150     (32)    (3,150)
             Preferred Stock            --                                                          --         --
         Net loss                       --        --      --         --        --         --        --         --
                                  -------- ---------- -------- ---------- -------- ---------- --------- ---------

 Balance at December 31, 2004           1          1      32      3,150     (32)    (3,150)       977        10


         Net loss
                                  -------- ---------- -------- ---------- -------- ---------- --------- ---------

 Balance at December 31, 2005
                                        1          1      32      3,150     (32)    (3,150)       977        10
         Rescission of Series J
                  Preferred Stock                        (32)    (3,150)     32      3,150
         Exercised stock option                                                                    10         --
         Net income

Balance at December 31, 2006            1          1      --          --      --         --       987        10


The accompanying notes are an integral part of this statement.


                                             Additional       Accum-
                                           paid in         ulated
                                           capital        deficit        Total
                                          -----------    -----------    --------


 Balance at January 1, 2004                  55,966       (53,423)       2,554
         Net loss

         Issuance of Series J
                                                --              --           --
             Preferred Stock
         Net loss                               --             (816)      (816)
                                          -----------    -----------    --------

 Balance at December 31, 2004                55,966       (54,239)       1,738


         Net loss                                             (986)       (986)
                                          ----------- -- ----------- -- --------

 Balance at December 31, 2005
                                             55,966       (55,225)         752
         Rescission of Series J
                  Preferred Stock
         Exercised stock option                  26                         26
         Net income                                           1,301       1,301

Balance at December 31, 2006                 55,992       (53,924)       2,079









               CabelTel International Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2006

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

Certain balances for 2004 and 2005 have been reclassified to conform to the 2006 presentation.


NOTE A - BUSINESS DESCRIPTION AND PRESENTATION

Name Change

On February 10, 2005, Greenbriar Corporation changed its name to CabelTel International Corporation (which is referred throughout this report as "the Company" or "CIC").

Acquisition and disposition of CableTEL AD

On October 12, 2004, the Company acquired, for 31,500 shares of newly-designated Series J 2% Preferred Stock, 74.8% of CableTEL AD ("CableTEL"), a Bulgarian telecommunications company. The terms of the Acquisition Agreement required the Company to present a proposal to its stockholders to approve the mandatory exchange of all shares of Series J 2% Preferred Stock into 8,788,500 shares of common stock which, if approved by stockholders, would have represented 90% of the resulting total issued and outstanding shares of common stock in the Company.

The Acquisition Agreement, as amended, provided that the stockholders of the Company had until June 30, 2006 to approve the exchange of Series J 2% Preferred Stock into the Company common stock. If the exchange was not approved by June 30, 2006, the holders of the Series J 2% Preferred Stock had the option to rescind the entire transaction.

Until the acquisition was completed, the financial statements of CableTEL AD were not included in the Company's consolidated financial statements. The financial statements of the Company at December 31, 2005 did reflect the Series J 2% Preferred Stock as well as a contra equity account reflecting that the transaction had not yet occurred.

     Effective June 1, 2006, the Company and the owners of CableTEL AD entered into a Rescission Agreement whereby the original Acquisition Agreement dated October 12, 2004, plus all amendments, was rescinded in its entirety.

Pursuant to the Rescission Agreement:

(a) The Company received back and cancelled the 31,500 shares of Series J 2% Cumulative Preferred Stock it issued.

(b) The Company returned the equity securities of all entities it had acquired on October 12, 2004 to the original owners.

(c) A corporation affiliated with one of the original sellers assumed from the Company all indebtedness incurred by the Company since October 1, 2004 in connection with or related to advances by the Company to CableTEL AD or its affiliates to fund the operation of CableTEL AD. In exchange, the Company surrendered all claims it had against CableTel AD or its affiliates for reimbursement for such advances.


(d) Ronald C. Finley, Chief Executive Officer of CableTEL AD and one of the original sellers, resigned his positions in the Company as a director, as Chairman of the Board and as Chief Executive Officer. His resignation was effective June 1, 2006.

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

(h) The Company, as a "break up fee", received a $1,500,000 participation in a 9 1/2% tax free bond. The bond, with a total face value of $2,406,850, is from an unrelated third party. In June 2006, the Company recorded $1,467,000 as other income, representing the $1,500,000, net of expenses.

Disposition of Gaywood Oil & Gas


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


Nature of Operations

As of December 31, 2006, the Company leases and operates a retirement community, in King City Oregon, with a capacity of 114 residents. The Company owns an outlet shopping mall in Gainesville, Texas with approximately 315,000 square feet of retail space available for lease.

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

Depreciation

Depreciation is provided for in amounts sufficient to relate the cost of property and equipment to operations over their estimated service lives, ranging from 3 to 40 years. Depreciation is computed by the straight-line method. Depreciation expense, included in operations expenses, was $248,000, $493,000 $355,000 for 2006, 2005 and 2004, respectively.

Accounting for Leases

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

Stock Options

The Company follows Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123R) for its stock options. The effect of SFAS 123R is immaterial to the Company's financial statements.

Sales of Real Estate

Gains on sales of real estate are recognized to the extent permitted by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"). Until the requirements of SFAS No. 66 have been met for full profit recognition, sales are accounted for by the installment or cost recovery method, whichever is appropriate.

Real Estate Held for Sale
-------------------------

Statement of Financial Accounting Standards No. 144, ("SFAS No. 144") requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property's carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property's estimated fair value less costs of sale are recorded as an adjustment to the property's carrying amount, but not in excess of the property's carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not depreciated.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments--an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our cash flows, results of operations, financial position or liquidity.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 requires recognition of a servicing asset or a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured at fair value at each reporting date. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material impact on our cash flows, results of operations, financial position or liquidity.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN No. 48 to have a material impact on our cash flows, results of operations, financial position or liquidity.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires the quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as the "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement--including the reversing effect of prior year misstatements--but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 was effective for financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our cash flows, results of operations, financial position or liquidity.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"). The new FASB rule defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, to our financial condition or results of operations from the adoption of SFAS No. 157.

NOTE C - SHORT TERM NOTE RECEIVABLE - RELATED PARTY

In July 2006, the Company made an unsecured $1,377,000 loan to Eurenergy Resources Corporation (a company that is 20% owned by an entity deemed to be related to CabelTel). The loan has an annual interest rate of 8% with principal and interest payable within 30 days after demand, and if not sooner demanded, on July 17, 2007.

NOTE D - NOTES RECEIVABLE

As a result of the sale of two properties in 2001, the Company, as of January 1, 2006, held tax-exempt notes in the amount of $4,030,000, bearing interest at 9.5%. The notes mature on April 1, 2032 and August 1, 2031, respectively. The repayment of the notes and interest thereon is limited to the cash flow of the respective properties either from operations, refinancing or sale. The Company has deferred gains in the amount of $3,721,000 as well as unpaid interest, which will be recognized when it is received. In the third quarter of 2006, the Company determined that a $3,200,000 note due April 1, 2032 would be uncollectible and therefore wrote off the note and the corresponding deferred gain. The write off caused no gain or loss for the Company.

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




                                                  Notes          Deferred
                                               Receivable          Gain            Net
                                             ---------------- --------------- --------------
Balance 1/1/2006                             $4,030,000       $3,721,000      $  309,000
Write off of uncollectible note                (3,200,000)    (3,200,000)             --
62% Participation in $2,406,000
     Note                                       1,500,000               --     1,500,000
Settlement of Note to Sylvia Gilley -
     See Note F                                (2,330,000)       (521,000)    (1,809,000)
                                             ---------------- --------------- --------------

                                             ================ =============== ============
Balance 12/31/06                             $             --  $           --   $         --
                                             ================ =============== ==============

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values at December 31, 2006 and 2005:

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

NOTE F - NOTES PAYABLE

LONG TERM DEBT

Long-term debt is comprised of the following (in thousands):

                                                                 December 31,
                                                             2006          2005
                                                        ------------------------

Notes payable to a financial institution
maturing in 2008 with a fixed interest
rate of 5.75%, collateralized by real
 property, fixtures, equipment (with a
carrying value of $6,719 at December 31,
2006) and assignment of rents                            $  6,213       $  6,341

Note payable to an individual with a
fixed interest rate of 10%                                     --          2,255

Notes payable to related parties
bearing interest at rates ranging
From 15% to18% (funds re-advanced
to CableTEL AD)                                                --          7,347
                                                        ------------------------
                                                            6,213         15,943

         Less current maturities                              135          2,383

                                                        ========================
                                                         $  6,078      $  13,560
                                                        ========================

Aggregate annual principal maturities of long-term debt at December 31, 2006 are as follows (in thousands):

2007                                    135
2008                                    143
2009                                  5,935
2009                                     --
2010                                     --
2011                                     --
                         ----------------------
Thereafter                               --
                         ----------------------
                         $            6,213
                         ======================

In November 2002, the Company converted an existing obligation to Sylvia Gilley, the wife of the former CEO, into a note for $2,255,000 with interest accruing at 10% per year. At November 30, 2006, the total obligation to Sylvia Gilley was $3,112,148. The Company and Mrs. Gilley have negotiated a settlement whereby Mrs. Gilley will agree to cancel the obligation owed to her in exchange for:

o The transfer of two notes receivable from third parties currently held by the Company. These notes are have a book value of $1,809,000 (see Note D);

o 5% of the cash flow from Pacific Pointe, a retirement facility leased by the Company, for as long as the Company holds the lease; and

o    Interest received from the notes since June 2006.

The transaction resulted in the Company being relieved of a $3,112,148 obligation and, based upon the value of the assets provided to Mrs. Gilley, recording a gain of $1,034,000, which has been reflected as other income.


NOTE F - OPERATING LEASES

The Company leases a retirement community under an operating lease in which the basic term expires December 31, 2011, and has operating leases for equipment and office space. The leases generally provide that the Company pay property taxes, insurance and maintenance.

Future minimum payments following December 31, 2006 are as follows (in thousands):

2007                                    861
2008                                    858
2009                                    875
2010                                    892
2011                                    910
Thereafter                              925
                         ------------------

                         $            5,321

Lease expense in 2006, 2005, and 2004 was $939, $932 and $917, respectively.

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

CREI recognized a gain on sale in the amount of $1,322,000. The Company has deferred recognition of its $740,000 share of the gain because of the aforementioned guaranty. In addition, CREI has deferred a gain on sale in the amount $994,000 that will be recognized on the installment method.

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

   NOTE H - EARNINGS PER SHARE

   The following table sets forth the computations of pro forma basic and diluted earnings per share from continuing operations (in thousands, except per share data):

                                                       Year ended December 31,
                                                      2006     2005        2004
                                                      ----     ----        ----

   Numerator:
  Net income (loss) from continuing operations     $   848   $(1,241)   $  (987)
  Net income (loss) from discontinued operations       453       255        171

Denominator:
  Shares used in basic earnings per share
    calculation                                        987       977        977

Effect of diluted securities:
  Employee stock options                              --        --         --

Pro forma basic earnings per share from
  continuing operations                            $  0.86   $ (1.24)   $ (1.01)
Pro forma basic earnings per share from
  discontinued operations                             0.46      0.26       0.17

Pro forma diluted earnings per share               $  1.32   $ (1.01)   $ (0.84)

  Shares used in diluted earnings per share
    calculations                                       987       977        977

NOTE I - INCOME TAXES

At December 31, 2006, the Company had net operating loss carry forwards of approximately $21,600,000, which expire between 2012 and 2024.


Deferred tax assets and liabilities were comprised of the following (in thousands):

                                                          Year ended
                                                          December 31,
                                                     2006              2005
                                                     ----              ----
Deferred tax assets:
     Net operating loss carry forwards         $       7,363     $       8,043
     Alternative minimum tax carry forwards              324               324
     Other                                               496               496
                                               -------------     -------------
     Total deferred tax assets                         8,183             8,863
Valuation allowance                                   (7,692)           (7,702)
                                               --------------    --------------

     Net deferred tax asset                    $         491     $       1,161
                                               =============     =============

Tax computed at the federal statutory rate of 34% (in thousands):

                                                        Year ended
                                                       December 31,
                                                 2006        2005          2004
                                                 ----        ----          ----
Federal income tax expense (benefit)
 at the statutory rate Change in                $  670     $  (331)    $  (216)
 deferred tax asset valuation allowance,
 attributable to continuing operations            (670)       (331)       (216)
                                           ------------  ----------  ----------

Federal income tax expense                     $   --     $     --    $     --
                                            ===========  =========== ===========

Changes in the deferred tax valuation allowance result from assessments made by the Company each year of its expected future taxable income available to absorb its carry forwards. $620,000 of the deferred tax asset was used against income in 2006 resulting in a deferred income tax expense of $670,000 on the financial statements with $437,000 in continuing operations and $233,000 in discontinued operations. The Company believes that it is more likely than not that the net deferred tax asset at December 31, 2006, of $491,000 will be realized. However, this evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accordingly, the ultimate realization of the net deferred tax asset could be less than the carrying amount.

NOTE J - STOCKHOLDERS' EQUITY

Outstanding Preferred Stock

Preferred stock consists of the following (amounts in thousands):


                                                                    Year ended
                                                                  December 31,
                                                                2006       2005
                                                                ----       ----

Series B cumulative  convertible  preferred stock,
$.10 par value;  liquidation value of $100;                $       1    $      1
authorized, 100 shares; issued and outstanding,             =========    =======
1 share

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


Information with respect to stock option activity is as follows:


                                                              Weighted
                                                               average
                                                              exercise
                                           Shares               price
                                         -------------     ----------------
                                         -------------     ----------------

Outstanding January 1, 2004                142,000           $ 30.27

Outstanding December 31, 2004 and 2005     142,000           $ 30.27
         Exercised                         (10,000)             2.60
         Cancelled                         (62,000)             5.68

Outstanding December 31, 2006               70,000           $ 51.86

Additional information about stock options outstanding at December 31, 2006 is summarized as follows:

                               Options outstanding and exercisable
                                            Weighted Average
                               Number          Remaining        Weighted average
Range of exercise price     Outstanding     contractual life    exercise price
                            ------------    ----------------   --------------
$2.60                            50,000              3.0               $2.60
$175.00                          60,000              2.0             $175.00

NOTE K - OTHER INCOME (EXPENSE)

Other income (expenses) consists of the following: (amounts in thousands)

                                                         Year ended December 31,
                                                        2006      2005      2004
                                                    ----------------------------

Break -up fee upon the rescission of the Cabeltel AD
acquisition                                         $  1,467  $     --  $    --
Gain from the settlement with Sylvia Gilley            1,034
Write off start up costs in projects not completed        --        --     (167)
Collection of previously deferred receivables             61       145       --
Other                                                     22       140     (236)
                                                    ------------------ ---------

                                                    $  2,584  $    285  $  (403)
                                                    ======== ========= =========


NOTE L - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") and the accounting and reporting provisions for disposals of a segment of a business as addressed in Accounting Principles Board Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB Opinion No. 30"). SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and addresses various implementation issues of SFAS No. 121. In addition, SFAS No. 144 extends the reporting requirements of discontinued operations to include components of an entity that has either been disposed of or is classified as held for sale. The Company adopted SFAS No. 144 as of January 1, 2002.

During 2004, the Company disposed of an assisted living community in North Carolina and entered into a contract to sell an assisted living community in South Carolina. The operations of these two facilities have been reflected as an assets held for sale. Revenue for the two properties was $841,000, in 2004. The net loss for the two properties was $184,000 in 2004.

The South Carolina facility was sold in May 2005. Revenue and net loss for 2005 were $40,610 and $11,640, respectively.

Effective June 30, 2006, the Company sold all of its membership interests in two limited liability companies, Gaywood Oil & Gas, LLC and Gaywood Oil & Gas II, LLC ("Gaywood"), which own oil and gas leases in Gregg and Rusk Counties, Texas and on which approximately 50 oil-producing wells are operating. These are wells averaging two to three barrels of oil per day. The sale price of $1,737,000 was received in cash on July 5, 2006. The Company recorded a pre-tax gain on the sale of $418,000. The operation of Gaywood and the gain on the sale have been reflected as a discontinued operation in 2006 and prior years.

The following table shows discontinued operations detail for 2006, 2005 and 2004, respectively (amounts in thousands).

                                                  December 31,
                                        -----------------------------
                                           2006       2005       2004
                                        -------    -------    -------

Revenue
 Oil & gas operations                       995      1,723      1,410
 Other                                     --           41        170
                                        -------    -------    -------


                                            995      1,764      1,580
Operating expenses
 Oil and gas operating expenses             674      1,250      1,003
 Depreciation and amortization               53        122        323
 Corporate general and administrative      --         --           20
                                        -------    -------    -------


                                            727      1,372      1,346

Operating income                            268        392        234

Other income (expense)
 Interest expense                          --          (55)       (89)
 Loss from assisted living operations      --         --         (164)
 Gain (Loss) on sale of assets              418        (82)       210
 Discontinued operations                   --         --          (20)
 Other                                     --         --         --
                                        -------    -------    -------


                                            418       (137)       (63)

Earnings before income tax                  686        255        171

 Income tax                                (233)      --         --

       Net earnings                     $   453    $   255    $   171
                                        =======    =======    =======

NOTE N - CONTINGENCIES


Cable Partners Bulgaria LLC vs. Greenbriar Corporation and Ronald C. Finley
---------------------------------------------------------------------------

On December 1, 2005, Cable Partners Bulgaria, LLC ("CPB") instituted an action in the 95th Judicial District Court of Dallas County, Texas styled Cable Partners Bulgaria, LLC and Cable Partners Europe, LLC v. CabelTel International Corporation f/k/a Greenbriar Corporation, Gene Phillips and Ronald C. Finley, Cause No. 05-12021. The complaint makes allegations, in another state district court in Dallas County, Texas (which was non-suited on October 17, 2005), but in addition alleges that a representative of CPE talked to Finley about CPE's possible purchase of CableTEL AD's telecommunications systems during 2004, and that during the conversation in November 2004, told Ronald C. Finley that CPB had an agreement to purchase Eurocom Plovdiv EOOD ("Eurocom"). The current complaint alleges that (i) the two owners of Eurocom (who are not defendants in this action) advised CPE that they had agreed to sell the entity to CableTEL AD and had been paid a non-refundable deposit, (ii) the two individuals informed the CPE representative that they would complete the sale of Eurocom to CPB only if CableTEL AD were unable to complete the purchase, and CPB's price increased to (euro)23,000,000 with limited further due diligence and the purchase of stock rather than assets, (iii) subsequently CPE, CableTEL AD and the Company entered into negotiations relating to CPE's potential acquisition of CableTEL AD, including Eurocom, (iv) the parties executed a "letter agreement" whereby the parties agreed that they would "engage in good faith discussions" regarding the potential transaction, which purportedly included an exclusivity period up to April 29, 2005, (v) in June 2005, Plaintiffs entered into a "term sheet summary" setting forth the principle provisions of the transaction, but the defendants continued to endeavor to sell CableTEL AD to third party purchasers, failed to cooperate with CPE's due diligence efforts, and refused to provide CPE with copies of certain contracts, and (vi) Plaintiffs continued to complete the transaction and expended efforts and funds up to November 23, 2005. Plaintiffs' complaint alleges tortious interference with an existing contract, breach of contract, and seeks a temporary and permanent injunction, exemplary damages, costs and attorneys' fees. An answer has been filed on behalf of the Company denying all of the material allegations in the Complaint.

As a component of the Rescission Agreement, an affiliate of one of the original sellers assumed control and responsibility of any and all litigation involving the Company or in which the Company is named as a party involving the Company's relationship with the parties to the Rescission Agreement and/or CableTEL AD.

Commerce and Industry Insurance Company vs. Cabeltel International Corporation DBA Greenbriar Corporation, Et Al

On June 23, 2006, Commerce and Industry Insurance Company instituted an action against the Company and its subsidiaries, styled Commerce and Industry Insurance Company vs. Cabeltel International Corporation DBA Greenbriar Corporation, Et Al (Citation No. DC-06-6040-M, District Court, Dallas County, Texas), alleging an underpayment of insurance premiums of $113,000 in 2002. The Company disagrees with the plaintiff as to any obligation owed. Further, should an obligation be owed the Company believes the amount would be less than the amount in the complaint. Other

The Company has been named as a defendant in other lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.



NOTE P - QUARTERLY DATA (UNAUDITED)

The table below reflects the Company's selected quarterly information for the years ended December 31, 2006 and 2005. Certain 2005 amounts have been reclassified to conform to the current presentation of discontinued operations.
All amounts shown are in thousands.

                                                                    First            Second            Third            Fourth
                 Year ended December 31, 2006                      Quarter           Quarter          Quarter           Quarter
                                                                 -------------     ------------     -------------     ------------

Revenue                                                            $  1,176           $1,072          $ 1,091           $    929
Operating (expense)                                                  (1,084)            (942)          (1,027)              (946)
Corporate general and administrative expense                           (348)            (249)            (202)              (292)
Other income (expense) net                                             (143)           1,799               10                441
Net income (loss) from continuing operations                           (399)           1,680             (128)               132
Provision for income taxes                                                --            (233)               --              (437)
Gain (loss) from discontinued operations                                101              585                --                 --
Income (loss) allocable to common shareholders                         (298)           2,032             (128)              (305)
Income (loss) per common share -
         basic and diluted                                         $  (0.31)          $ 2.08        $    (0.14)      $     (0.31)

                                                                     First             Second             Third           Fourth
                  Year ended December 31, 2005                      Quarter            Quarter           Quarter          Quarter
                                                                 ---------------     ------------      ------------     ------------

Revenue                                                          $    1,100          $    1,136        $      969          $    893
Operating (expense)                                                  (1,179)             (1,234)           (1,263)             (257)
Corporate general and administrative expense                           (262)               (268)             (256)             (405)
Other income (expense) net                                             (181)                (87)             (102)              155
Net income (loss) from continuing operations                           (522)               (453)             (652)              386
Gain (loss) from discontinued operations                                 45                  77               107                26
Income (loss) allocable to common shareholders                         (477)               (376)             (545)              412
Income (loss) per common share -
         basic and diluted                                       $    (0.49)      $       (0.38)          $  (0.56)      $     0.42



                                  EXHIBIT INDEX

    Exhibit No.       Exhibit                                            On Page


    21.1     Subsidiaries of the Registrant                                   55


    23.1     Consent of Farmer, Fuqua & Hunt, P.C.                            56

    31.1     Rule 13a-14(a)  Certification  by Chief Executive  Officer and
             Chief Financial Officer                                          57

    32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant
             to Section 906 of the Sarbanes-Oxley Act of 2002                 59