Form 10-Q
period 2007-03-31
CabelTel International Corp
filed 2007-05-15
CIK 105744

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2007
                                       or
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        Commission File Number 000-08187
                       CABELTEL INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

              Nevada                                     75-2399477
  ----------------------------------             -----------------------------
   (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                 Identification No.)

                        1755 Wittington Place, Suite 340
                                  Dallas, Texas
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                      75234
         --------------------------------------------------------------
                                   (Zip Code)

                                 (972) 407-8400
              (Registrant's telephone number, including area code)


         --------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

   Common Stock, $.01 par value                            986,953
              (Class)                          (Outstanding at April 30, 2007)

                       CABELTEL INTERNATIONAL CORPORATION
                     Index to Quarterly Report on Form 10-Q
                           Period ended March 31, 2007


PART I: FINANCIAL INFORMATION..................................................3
-----------------------------


   Item 1:  Financial Statements...............................................3
   -----------------------------
      Consolidated Balance Sheets..............................................3
      ---------------------------
      Consolidated Statements of Operations....................................5
      -------------------------------------
      Consolidated Statements of Cash Flow.....................................6
      ------------------------------------
      CabelTel International Corporation.......................................7
      ----------------------------------
      Notes To Consolidated Financial Statements...............................7
      ------------------------------------------

   Item 2:  Management's Discussion and Analysis of
            Financial Condition and Results of Operations......................9
   ------------------------------------------------------

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........12
   -------------------------------------------------------------------

   Item 4.  Controls and Procedures...........................................12
   --------------------------------

PART II: OTHER INFORMATION....................................................12
--------------------------


   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........12
   -------------------------------------------------------------------

   Item 6. Exhibits...........................................................13
   ----------------

   Signatures.................................................................15
   ----------

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                       CabelTel International Corporation
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                        March 31,   December 31,
Assets                                                    2007          2006
                                                       (Unaudited)
                                                       -----------  ------------


Current assets
         Cash and cash equivalents                         $  254       $  324
         Notes and interest receivable - related party      1,557        1,428
         Other current assets                                  59           36
         Assets held for sale                               6,750        7,047
                                                           ------       ------

                  Total current assets                      8,620        8,835

Property and equipment, at cost
         Land and improvements                                 20           20
         Buildings and improvements                           169          169
         Equipment and furnishings                            297          290
                                                           ------       ------
                                                              486          479

          Less accumulated depreciation                       371          364
                                                           ------       ------
                                                              115          115

Deferred tax asset                                            491          491

Other assets                                                  104          261
                                                           ------       ------

Total Assets                                               $9,330       $9,702
                                                           ======       ======









The accompanying notes are an integral part of these Consolidated Financial Statements.

                       CabelTel International Corporation
                     Consolidated Balance Sheets - Continued
                  (amounts in thousands, except share amounts)

                                                        March 31,   December 31,
Liabilities and Stockholders' equity                      2007         2006
                                                      (Unaudited)
                                                      -----------   ------------


Current liabilities
         Accounts payable - trade                         $    248     $    439
         Accrued expenses                                      273          124
         Liabilities held for sale                           6,750        6,642
                                                          --------     --------

                  Total current liabilities                  7,271        7,205

Other long-term liabilities                                    408          418
                                                          --------     --------

                  Total liabilities                          7,679        7,623

Stockholders' equity
         Preferred stock, Series B                               1            1
         Common stock $.01 par value; authorized,
                  100,000,000 shares; 976,955 shares at
                  March 31, 2006 and 986,953 shares at
                  March 31, 2007 issued and outstanding         10           10
         Additional paid-in capital                         55,992       55,992
         Accumulated deficit                               (54,352)     (53,924)
                                                          --------     --------

                                                             1,651        2,079
                                                          --------     --------

Total Liabilities and Equity                              $  9,330     $  9,702
                                                          ========     ========













The accompanying notes are an integral part of these Consolidated Financial Statements.

                       CabelTel International Corporation
                      Consolidated Statements of Operations
                  (amounts in thousands, except per share data)



                                                         For The Three Month
                                                            Period Ended
                                                              March 31,
                                                        2007           2006
                                                     ----------      ---------
                                                           (Unaudited)

Revenue
Operating expenses
         Real estate operations                           320            306
         Lease expense                                    240            236
         Corporate general and administrative             209            378
                                                        -----          -----
                                                          769            920
                                                        -----          -----

         Operating loss                                   (48)          (163)

Other income (expense)
         Interest income                                   84            317
         Interest expense                                --             (263)
         Other income (expense) net                        10             (4)
                                                        -----          -----
                                                           94             50
                                                        -----          -----

         Earnings (loss) from continuing operations        46           (113)
                                                        -----          -----
         Net income (loss) from continuing operations      46           (113)

Discontinued operations
         Loss from operations                            (159)          (185)
         Provision for asset impairment                  (314)          --
                                                        -----          -----
         Net loss on discontinued operations             (473)          (185)
                                                        -----          -----

Net loss applicable to common shares                    $(427)         $(298)
                                                        =====          =====

Net earnings (loss) per common share -
          basic and diluted
         Continuing operations                          $0.04         $(0.11)
         Discontinued operations                        (0.47)         (0.20)
                                                        -----          -----

         Net income (loss) per share                   $(0.43)        $(0.31)
                                                        =====          =====
Weighted average of common and equivalent shares
outstanding - basic and diluted                           987            977

The accompanying notes are an integral part of these Consolidated Financial Statements.



                       CabelTel International Corporation
                      Consolidated Statements of Cash Flow
                             (amounts in thousands)
                                                                             For The Three Month
                                                                            Period Ended March 31,
                                                                             2007            2006
                                                                          ----------      --------

(Unaudited) (Unaudited)
Cash flows from operating activities
         Net earnings (loss) from continuing operations                    $  46           $(113)
         Adjustments to reconcile net earnings (loss) to net
                  cash provided by (used in) operating activities
              Depreciation and amortization                                   12              10
              Changes in operating assets and liabilities
                  Interest receivable                                        (29)           --
                  Other current and non-current assets                       (23)           (134)
                  Other assets                                               152             (33)
                  Accounts payable and other liabilities                     (53)            313
                                                                           -----           -----
              Net cash provided by (used in) operating activities            105             188

Cash flows used in investing activities
         Funding of note receivable                                         (100)           --
         Fixed asset additions                                                (7)             (5)
                                                                           -----           -----
              Net cash provided by (used in) investing activities
                                                                            (107)             (5)

Cash flows from financing activities
         Proceeds from notes payable                                        --               150
                                                                           -----           -----

              Net cash provided by financing activities                     --               150

Cash flows from discontinued operations
         Cash used by operating activities                                   (46)           (848)
         Cash used by financing                                              (22)           --
                                                                           -----           -----

              Net cash used in discontinued operations                       (68)           (848)

              NET DECREASE IN CASH AND
                     CASH EQUIVALENTS                                        (70)           (515)

         Cash and cash equivalents at beginning of period                    324             650
                                                                           -----           -----

         Cash and cash equivalents at end of period                        $ 254           $ 135
                                                                           =====           =====


The accompanying notes are an integral part of these Consolidated Financial Statements.

                       CabelTel International Corporation
                   Notes To Consolidated Financial Statements

Note A: Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of CabelTel International Corporation and its majority-owned subsidiaries (collectively, "CIC" or the "Company"). All significant intercompany transactions and accounts have been eliminated. Certain 2006 balances have been reclassified to conform to the 2007 presentation.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2006. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2007.

Note B: Transfer of ownership of the Gainesville Outlet Mall

The Company has as agreement to transfer it's ownership of the Gainesville Outlet Mall and 40 acres of adjacent, vacant land to an independent third party. The mall, which the Company acquired in 2003, has incurred both cash and accounting losses for the past several years. The Company has recorded an impairment loss of $314,000 in the quarter ended March 31, 2007. The assets and liabilities being transferred have been reflected as Assets and Liabilities Held for Sale.


Note C: Short-Term Note Receivable - Related Party

In 2006 the Company made an unsecured loan with a current principal balance of $1,377,000 to Eurenergy Resources Corporation (a company that is 20% owned by an entity deemed to be related to CabelTel). The loan has an annual interest rate of 8% per annum with principal and interest payable within 30 days after demand and, if not sooner demanded, on July 17, 2007. As of March 31, 2007 accrued interest was $80,000.

In March 2007, the Company made a $100,000 loan to an entity affiliated to the Company. This loan was repaid in May 2007.



 Note D: Discontinued Operations

The  operation  of  the  Gainesville   Outlet  Mall  has  been  reflected  as  a
discontinued operation in 2007 and 2006. ("See Note B ")

Effective June 30, 2006, the Company sold all of its membership interests in Gaywood Oil & Gas, LLC and Gaywood Oil & Gas II, LLC ("Gaywood) which owned oil and gas leases in Gregg and Rusk Counties, Texas and on which approximately 50 oil-producing wells were operating. These wells averaged two to three barrels of oil per day. The sale price of $1,737,000 was received in cash on July 5, 2006.
The Company recorded a gain on the sale of $418,000. The operation of Gaywood has been reflected as a discontinued operation in 2006.

Note E: Segment Reporting

Business Operations

Currently, the Company operates one retirement community in King City, Oregon, with a capacity of 114 residents.

Certain  2006  amounts  have  been   reclassified  to  conform  to  the  current
presentation.  The segment  information and reconciliation to income (loss) from operations are as follows:

Three Months Ended March 31, 2007

                                                                   CIC           Discontinued
                                Corporate       Real Estate    Consolidated       Operations
                                ---------       -----------    ------------       ----------

Revenue                         $    39          $   682         $   721          $   303

Operating expenses
       Operations                  --                320             320              399
       Lease expense                 20              220             240             --
       Corporate general and
           administrative           209             --               209             --
                                -------          -------         -------          -------
                                    229              540             769              399
                                -------          -------         -------          -------

Operating earnings (loss)          (190)             142             (48)             (96)

Interest Income                      84             --                84             --
Interest (expense)                 --               --              --                (78)
Gain (loss) on sale of assets      --               --              --               (314)
Other income                          8                2              10               15
Net earnings (loss) from
       continuing operations    $   (98)         $   144         $    46          $  (473)
                                =======          =======         =======          =======

Total assets                    $ 1,789          $   791         $ 2,580          $ 6,750
                                =======          =======         =======          =======





Three Months Ended March 31, 2006
                                                                        CIC         Discontinued
                               Corporate          Real Estate      Consolidated      Operations
                               ---------          -----------      ------------      ----------


Revenue                        $     89          $    668         $    757          $    873

Operating expenses
       Operations                  --                 306              306               865
       Lease expense                 25               211              236              --
       Corporate general and
           administrative           378              --                378              --
                               --------          --------         --------          --------
                                    403               517              920               865
                               --------          --------         --------          --------

Operating earnings (loss)          (314)              151             (163)                8

Interest income                     317              --                317              --
Interest (expense)                 (263)             --               (263)             (197)
Other income                         (6)                2               (4)                4
                               --------          --------         --------          --------
Net earnings (loss)  from
       continuing operations   $   (266)         $    153         $   (113)         $   (185)
                               ========          ========         ========          ========

Total assets                   $  9,204          $  2,410         $ 11,614          $  8,094
                               ========          ========         ========          ========




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


Liquidity and Capital Resources

On March 31, 2007, the Company had current assets of $8.6 million and current liabilities of $7.3 million. Cash and cash equivalents at March 31, 2007 were $254,000.

Net cash provided by operating activities was $267,000 for the three months ended March 31, 2007. During the three month period the Company had a net income of $208,000 from continuing operations.

Net cash used in investing activities was $107,000 for the three months ended March 31, 2007, which consists principally of a $100,000 loan made by the Company to a related party along with the addition of fixed assets

Net cash used in discontinued operations was $230,000 in 2007, which represents the net cash expenditures at the Gainesville Outlet Mall for the three months ended March 31, 2007.

Results of Operations

The Company reported a net loss of $427,000 for the three months ended March 31, 2007, as compared to a net loss of $298,000 for the three month period ending March 31, 2006.

For the three months ended March 31, 2007, the Company recorded revenues of $721,000 compared to $757,000 for the three months ended March 31, 2006. The Company's retirement property is fully occupied and it is anticipated that it will remain so during 2007. The decrease in revenue in 2007, as compared to 2006, is principally due to a decrease in certain fees received from a related party for providing accounting services.

For the three months ended March 31, 2007, operating expenses at the retirement center were $320,000 as compared to $306,000 for the three months ended March 31, 2006. The slight increase for the period was due to general cost increases at the facility.

For the three months ended March 31, 2007, corporate general & administrative expenses were $209,000 as compared to $378,000 for the three months ended March 31, 2006. In 2006 the company incurred approximately $80,000 in payroll and consulting fees which were not incurred in 2007. In general there was an overall reduction in administrative costs in the latter part of 2006 which has the effect of lowering administrative costs in 2007.

For the three months ended March 31, 2007, interest income was $84,000 compared to $317,000 for the three months ended March 31, 2006. During the first quarter of 2006 the Company recorded $306,000 of interest income from loans made to CabelTEL AD in Bulgaria (see interest expense, below). In 2006 the Company sold Gaywood for cash and has invested the proceeds in an interest bearing note which has resulted in an increase in interest of $74,000 in 2007 when compared to 2006.

The Company recorded no interest expense for the three months ended March 31, 2007, as compared to $346,000 same period in 2006. During the first quarter of 2006 the Company recorded $306,000 of interest expense from loans made for the purpose of advancing funds to CabelTEL AD in Bulgaria (see interest income, above). The balance of the interest in the three months ended March 31, 2006 was for a note that was paid off later in 2006.

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


Inflation

The Company's principal source of revenue is from rents in a retirement community and fees for services rendered. The real estate operation is affected by rental rates that are highly dependent upon market conditions and the competitive environment in the areas where the property is located. Compensation to employees and maintenance are the principal cost elements relative to the operation of this property. Although the Company has not historically experienced any adverse effects of inflation on salaries or other operating expenses, there can be no assurance that such trends will continue or that, should inflationary pressures arise, the Company will be able to offset such costs by increasing rental rates in its real estate operation.


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

         Period                          Total Number of Shares   Average Price        Total Number of          Maximum Number of
         ------
                                                                                     Shares Purchased as         Shares that May
                                                                                       Part of Publicly          Yet be Purchased
                                                Purchased         Paid per Share      Announced Program       Under the Program(a)
                                                ---------         --------------      -----------------       --------------------

Balance as of December 31, 2006..........           --                $  --                     --                        --

January 1-31, 2007.......................           --                   --                     --                        --

February 1-28, 2007......................           --                   --                     --                        --


March 1-31, 2007 ........................           --                   --                     --                        --
                                           ---------------       ---------------      ---------------           ---------------


Total ...................................           --                $  --                     --                        --
                                           ================     ================      ===============           =================

(a) As a courtesy to stockholders of less than 100 shares and to relieve such stockholders of having to pay a broker's commission, the Company, although not obligated to do so, has periodically repurchased its common stock at the then most recent closing price of the Company's common stock on the last trading day before the stock certificate(s) is (are) actually received by the Company from the stockholder. The number of such shares purchased in any period of time has been minimal. No shares were purchased during the quarter ended March 31, 2007.


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

  3.10 Certificate of Voting Powers, Designations, Preferences and Rights of Registrant's Series G Senior Non-Voting Convertible
               Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.3 of Registrant's Form 10-KSB for the fiscal year ended December 31, 1997)

  3.11 Certificate of Designations dated October 12, 2004 as filed with the Secretary of State of Nevada on October 13, 2004 (incorporated by reference to Exhibit 3.4 of Registrant's Current Report on Form 8-K for event occurring October 12, 2004)

  3.12 Certificate of Amendment to Articles of Incorporation effective February 8, 2005 (incorporated by reference to Exhibit 3.5 of Registrant's Current Report on Form 8-K for event occurring February 8, 2005)

  31.1* Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, of Principal Executive Officer and Chief Financial Officer

  32.1* Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss. 1350

*Filed herewith.

                                   SIGNATURES

               Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CabelTel International Corporation


Date: May 14, 2007                      By:  /s/ Gene S. Bertcher
                                             ----------------------------------
                                             President and
                                             Chief Financial Officer