Form 10-Q
period 2007-06-30
CabelTel International Corp
filed 2007-08-14
CIK 105744

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2007
                                       or
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        Commission File Number 000-08187
                       CABELTEL INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                     Nevada                                75-2399477
        -------------------------------               --------------------
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

                                 (972) 407-8400
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

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

   Common Stock, $.01 par value                            986,951
             (Class)                            (Outstanding at August 7, 2007)
================================================================================

                       CABELTEL INTERNATIONAL CORPORATION
                     Index to Quarterly Report on Form 10-Q
                           Period ended June 30, 2007


PART I: FINANCIAL INFORMATION..................................................3



   Item 1:  Financial Statements...............................................3

      Consolidated Balance Sheets..............................................3

      Consolidated Statements of Operations....................................5

      Consolidated Statements of Cash Flows....................................6

      Notes To Consolidated Financial Statements...............................7


   Item 2:  Management's Discussion and Analysis of Financial
              Conditionand Results of Operations..............................11


   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........13


   Item 4.  Controls and Procedures...........................................14


PART II: OTHER INFORMATION....................................................15



   Item 1: Legal Proceedings..................................................15


   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........15


   Item 6. Exhibits...........................................................16


   Signatures.................................................................18

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                                       CabelTel International Corporation
                                           Consolidated Balance Sheets
                                             (amounts in thousands)

                                                        June 30,    December 31,
Assets                                                    2007          2006
                                                      (Unaudited)
                                                      ------------  ------------

Current assets
         Cash and cash equivalents                       $  233          $  324
         Notes and interest receivable - related party    1,482           1,428
         Other current assets                              --                36
         Assets held for sale                             6,920           7,047
                                                         ------          ------

                  Total current assets                    8,635           8,835

Property and equipment, at cost
         Land and improvements                               20              20
         Buildings and improvements                         169             169
         Equipment and furnishings                          313             290
                                                         ------          ------
                                                            502             479

          Less accumulated depreciation                     379             364
                                                         ------          ------
                                                            123             115

Deferred tax asset                                          491             491

Other assets                                                 88             261
                                                         ------          ------

Total Assets                                             $9,337          $9,702
                                                         ======          ======









              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                       CabelTel International Corporation
                     Consolidated Balance Sheets - Continued
                  (amounts in thousands, except share amounts)

                                                         June 30,   December 31,
Liabilities and Stockholders' equity                       2007         2006
                                                       (Unaudited)
                                                       -----------  ------------

Current liabilities
         Accounts payable - trade                         $    191    $    439
         Accrued expenses                                      175         124
         Liabilities held for sale                           6,920       6,642
                                                          --------    --------

                  Total current liabilities                  7,286       7,205

Other long-term liabilities                                    405         418
                                                          --------    --------

                  Total liabilities                          7,691       7,623

Stockholders' equity
         Preferred stock, Series B                               1           1
         Common stock $.01 par value; authorized,
                  100,000,000 shares; 976,955 shares at
                  June 30, 2006 and 986,943 shares at
                  June 30, 2007 issued and outstanding          10          10
         Additional paid-in capital                         55,992      55,992
         Accumulated deficit                               (54,357)    (53,924)
                                                          --------    --------

                                                             1,646       2,079
                                                          --------    --------

Total Liabilities and Equity                              $  9,337    $  9,702
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


                       CabelTel International Corporation
                      Consolidated Statements of Operations
                  (amounts in thousands, except per share data)

                                                          For The Three Month   For The Six Month
                                                            Period Ended          Period Ended
                                                               June 30,              June 30,
                                                           2007       2006       2007       2006
                                                         -------    -------    -------    -------

(Unaudited) (Unaudited)
Revenue
         Real estate operations                         $   761    $   682    $ 1,482    $ 1,434
                                                        -------    -------    -------    -------

Operating expenses
         Real estate operations                             324        308        630        590
         Lease expense                                      219        238        459        474
         Corporate general and administrative               251        249        474        563
                                                        -------    -------    -------    -------
                                                            794        795      1,563      1,627
                                                        -------    -------    -------    -------

                  Operating (loss)                          (33)      (113)       (81)      (193)

Other income (expense)
         Interest income                                     27          5        111        322
         Interest expense                                  --          (46)      --         (386)
         Net gain on sale of assets                        --          424       --          418
         Other income net                                  --        1,512         10      1,509
                                                        -------    -------    -------    -------
                                                             27      1,895        121      1,863
                                                        -------    -------    -------    -------

         Earnings from continuing operations                 (6)     1,782         40      1,670
         Provision for income taxes                        --         (330)      --         (330)
                                                        -------    -------    -------    -------

         Net income (loss) from continuing operations        (6)     1,452         40      1,340

                                                        -------    -------    -------    -------
Discontinued Operations
         Gain (loss) from operations                       --           65       --         (120)
         Provision for asset impairment                    --         --         (473)      --
                                                        -------    -------    -------    -------
         Gain (loss) from discontinued operations          --           65       (473)      (120)
                                                        -------    -------    -------    -------

Net income (loss) applicable to common shares           $    (6)   $ 1,517    $  (433)   $ 1,220
                                                        =======    =======    =======    =======

Earnings (loss) per share - basic and diluted
         Continuing operations                          $ (0.01)   $  1.49    $  0.04    $  1.37
         Discontinued operations                           --         0.07      (0.48)     (0.12)
                                                        -------    -------    -------    -------

         Net loss per share                             $ (0.01)   $  1.56    $ (0.44)   $  1.25
                                                        =======    =======    =======    =======

Basic weighted average common shares                        986        977        986        977




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.


                       CabelTel International Corporation
                      Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                                            For the Six Month
                                                                           Period Ended June 30,
                                                                             2007       2006
                                                                           -------    -------

(Unaudited) (Unaudited)
Cash flows from operating activities
         Net income from continuing operations                             $    40    $ 1,340
         Adjustments to reconcile net income (loss) to net
                  cash (provided by) used in operating activities
         Depreciation, depletion and amortization                               25         64
         (Gain) loss on sale of assets                                        --         (418)
         (Gain) from affiliate                                                --       (1,500)

         Changes in operating assets and liabilities
                  Interest receivable                                          (54)      --
                  Other current and non-current assets                          36         58
                  Other assets                                                 163        (59)
                  Accounts payable, accrued and other liabilities             (210)      (163)
                                                                           -------    -------

                     Net cash used in operating activities                    --       (1,352)

Cash flows provided by (used in) investing activities
         Repayment of notes receivable                                        --          300
         Purchase of property and equipment, net                               (23)      --
                                                                           -------    -------

                     Net cash provided by (used in) investing activities       (23)       300

Cash flows from discontinued operations
                  Cash used by operating                                       (46)      (202)
                  Cash used by financing                                       (22)       (64)
                                                                           -------    -------
                                    Net cash used in discontinued              (68)      (266)
operations

                                    Net decrease in cash and cash              (91)      (318)
equivalents

         Cash and cash equivalents at beginning of period                      324        650
                                                                           -------    -------

         Cash and cash equivalents at end of period                        $   233    $   332




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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2006. Operating results for the three and six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2007.

Note B: Transfer of ownership of the Gainesville Outlet Mall

The Company has an agreement to transfer its ownership of the Gainesville outlet mall and 40 acres of vacant land to an independent third party. The mall, which the Company acquired in 2003, has incurred both cash and accounting losses for the past several years. The Company recorded an impairment loss of $314,000 in the quarter ended March 31, 2007. Until the transfer is completed the third party will fund any cash shortfalls that the mall incurs. The assets and liabilities being transferred have been reflected as Assets and Liabilities Held for Sale.


Note C: Short-Term Note Receivable - Related Party

In 2006 the Company made an unsecured loan with a current principal balance of $1,377,000 to Eurenergy Resources Corporation (a company that is 20% owned by an entity deemed to be related to CabelTel). The loan has an annual interest rate of 8% per annum with principal and interest payable within 30 days after demand. As of June 30, 2007, accrued interest was $107,540.

In March 2007, the Company made a $100,000 loan to an entity affiliated to the Company. This loan was repaid in May 2007.

Note D: Discontinued Operations

The  operation  of  the  Gainesville   outlet  mall  has  been  reflected  as  a
discontinued operation in 2007 and 2006. (See Note B: Transfer of Ownership... )

Effective June 30, 2006, the Company sold all of its membership interests in Gaywood Oil & Gas, LLC and Gaywood Oil & Gas II, LLC ("Gaywood") which owned oil and gas leases in Gregg and Rusk Counties, Texas and on which approximately 50 oil-producing wells were operating. These wells averaged two to three barrels of oil per day. The sale price of $1,737,000 was received in cash on July 5, 2006. The Company recorded a gain on the sale of $418,000. The operation of Gaywood has been reflected as a discontinued operation in 2006.

Note E: Segment Reporting

Business Operations

Currently, the Company operates one retirement community in King City, Oregon, with a capacity of 114 residents.

Certain  2006  amounts  have  been   reclassified  to  conform  to  the  current
presentation. The segment information and reconciliation to income (loss) from operations are as follows (amounts in thousands):

Three Months Ended June 30, 2007
                                                                         CIC
                                  Corporate        Real Estate      Consolidated
                                  ---------        -----------      ------------


Revenue                           $    70          $   691          $   761

Operating expenses
       Operations                    --                324              324
       Lease expense                   17              202              219
       Corporate general and
           administrative             251             --                222
                                  -------          -------          -------
                                      268              526              765
                                  -------          -------          -------

Operating earnings (loss)            (198)             165              (33)

Interest Income                        27             --                 27
                                  -------          -------          -------


                                     (171)             165               (6)

Net income (loss) applicable to
       common shares              $  (171)         $   165          $    (6)
                                  =======          =======          =======

Total assets                      $ 8,164          $ 1,173          $ 9,337
                                  =======          =======          =======


Six Months Ended June 30, 2007
                                                                    CIC       Discontinued
                                    Corporate     Real Estate   Consolidated   Operations
                                    ---------     -----------   ------------   ----------

Revenue                             $   108        $ 1,374       $ 1,482        $   541

Operating expenses
       Operations                      --              630           630            663
       Lease expense                     37            422           459           --
       Corporate general and
           administrative               474           --             445           --
                                    -------        -------       -------        -------
                                        511          1,052         1,563            663
                                    -------        -------       -------        -------

Operating earnings (loss)              (403)           322           (81)          (122)

Interest Income                         111           --             111           --
Interest (expense)                     --             --            --              (78)
Gain (loss) on sale of assets          --             --            --             (311)
Other income                              8              2            10             38
                                    -------        -------       -------        -------

Earnings (loss) from continuing        (284)           324            40           (473)
operations

Net earnings (loss) applicable to
common shares                       $  (284)       $   324       $    40           (473)
                                    =======        =======       =======        =======


Total assets                        $ 1,244        $ 1,173       $ 2,417        $ 6,920
                                    =======        =======       =======        =======


Three Months Ended June 30, 2006
                                                                      CIC       Discontinued
                                      Corporate     Real Estate   Consolidated   Operations
                                      ---------     -----------   ------------   ----------

Revenue                               $    15        $   667       $   682        $   931

Operating expenses
       Operations                        --              308           308            770
       Lease expense                       27            211           238           --
       Corporate general and
           administrative                 249           --             249           --
                                      -------        -------       -------        -------
                                          276            519           795            770
                                      -------        -------       -------        -------

Operating earnings (loss)                (261)           148          (113)           161

Interest Income                             5           --               5           --
Interest (expense)                        (46)          --             (46)          (115)
Gain on sale of assets                    424           --             424           --
Other income                            1,512           --           1,512             19
Earnings from continuing operations     1,634            148         1,782             65

Provision for income taxes                330           --             330           --
                                      =======        =======       =======        =======

Net earnings applicable
       to common shares               $ 1,304        $   148       $ 1,452        $    65
                                      =======        =======       =======        =======

Total assets                          $ 4,430        $ 2,151       $ 6,581        $ 6,332
                                      =======        =======       =======        =======




Six Months Ended June 30, 2006
                                                                CIC        Discontinued
                                 Corporate    Real Estate    Consolidated   Operations
                                 ---------    -----------    ------------   ----------

Revenue                          $    99        $ 1,335       $ 1,434        $ 1,783

Operating expenses
       Operations                     41            549           590          1,697
       Lease expense                  52            422           474           --
       Corporate general and
           administrative            563           --             563           --
                                 -------        -------       -------        -------
                                     656            971         1,627          1,697
                                 -------        -------       -------        -------

Operating earnings (loss)           (557)           364          (193)            86

Interest Income                      322           --             322           --
Interest (expense)                  (386)          --            (386)          (229)
Gain (loss) on sale of assets        418           --             418           --
Other income                       1,507              2         1,509             23
Earnings (loss) from
       continuing operations       1,304            366         1,670           (120)
                                 -------        -------       -------        -------

Provision for income taxes           330           --             330           --
                                 =======        =======       =======        =======

Net earnings (loss) applicable
       to common shares          $   974        $   366       $ 1,340           (120)
                                 =======        =======       =======        =======

Total assets                     $ 4,430        $ 2,151       $ 6,581        $ 6,332
                                 =======        =======       =======        =======


Note F: Contingencies

Chesapeake   Exploration  Limited  Partnership  and  Chesapeake   Operating  Inc
("Chesapeake")

In January 2006 the Company entered into a joint operating agreement evidencing its acquisition of a 5% interest in two gas wells being drilled and ultimately operated by Chesapeake. The Company relied on the cost projections provided by Chesapeake to make its investment decision. Subsequent to its investment the Company received an invoice from Chesapeake for $556,217 which, according to Chesapeake, represents the Company's 5% share of additional costs incurred by Chesapeake in drilling the wells. The Company believes that these additional costs far exceed any reasonable expense that should have been incurred in drilling the two wells and were incurred without notifying the Company of such expenses. The Company has requested an accounting of the additional expenses and a reconciliation of the final costs to the cost estimates previously presented. In April 2007 Chesapeake filed a lawsuit against the Company and others in State District Court in Tarrant County, Texas.

Management intends to vigorously defend this action. However, should the Company not prevail, Eurenergy Arkansas, LLC, an entity affiliated with the Company, has agreed to fully indemnify the Company for any losses it might incur in this matter.

Litigation


The Company is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition, results of operation or liquidity.

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


Liquidity and Capital Resources

At June 30, 2007, the Company had current assets, exclusive of Assets Held for Sale, of $1.7 million and current liabilities, exclusive of Liabilities Held for Sale, of $366,000.

Cash and cash equivalents at June 30, 2007 were $233,000, as compared to $324,000 at December 31, 2006.

Net cash used by operating activities was $-0- for the six months ended June 30, 2007. During the six month period the Company had a net income from continuing operations of $40,000.

Net cash used in investing activities was $23,000 for the six months ended June 30, 2007.

No cash flows were provided by or used in financing activities in the six months ended June 30, 2007.

Net cash used in discontinued operations was $68,000 in 2007, which represents the net cash expenditures at the Gainesville outlet mall for the three months ended March 31, 2007.

Results of Operations

The Company reported a net loss of $6,000 and $433,000 for the three and six months ended June 30, 2007, as compared to net income of $1.5 million and $1.2 million for the three and six months ended June 30, 2006.

For the three and six months ended June 30, 2007, the Company recorded revenues of $761,000 and $1.5 million for its real estate operations, as compared to $682,000 and $1.4 million for the three and six months ended June 30, 2006. The increases in revenue represent rate increases at the Company's retirement property, which is fully occupied and anticipated to remain so during 2007.

For the three and six months ended June 30, 2007, real estate operating expenses were $324,000 and $630,000, as compared to $308,000 and $590,000 for the three and six months ended June 30, 2006. The increase in real estate operations at the retirement center of $16,000 and $40,000 for the and six months ended June 30, 2007 was due to an overall increase in operating expenses.

General and administrative expenses for the three and six months ended June 30, 2007 were $251,000 and $474,000 compared to $249,000 and $563,000 for the same periods in 2006. 2007 includes $29,000 for prior year income taxes. In 2006 the Company incurred approximately $80,000 in payroll and consulting fees not incurred in 2007. In general there was an overall reduction in administrative costs in the latter part of 2006 which has had the effect of lower administrative costs in 2007.

For the three and six months ended June 30, 2007, interest income was $27,000 and $111,000, as compared to $5,000 and $322,000 for the three and six months ended June 30, 2006. During theF first quarter of 2006 the Company recorded interest income on loans for funds that were transferred to CableTEL AD for operating expenses. The balance of the interest income is from current and former notes receivable held by the Company.

There was no interest expense for the three and six months ended June 30, 2007, as compared to $46,000 and $386,000 for the three and six months ended June 30, 2006. During the first quarter of 2006 the Company recorded interest expense on loans it made to acquire funds which were provided to CableTEL AD for operating expenses. The interest expense equaled the interest income.

Other income was $-0- and $10,000 for the three and six months ended June 30, 2007, compared to $1.5 million for both the three and six month periods ended June 30, 2006. The income in 2006 was due almost entirely to the Company's rescinding its acquisition of CableTEL AD for which it received and recorded a break up fee of $1.5 million net of expenses and the sale of Gaywood.

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

Environmental Matters

The Company has conducted environmental assessments on most of its existing owned or leased properties. These assessments have not revealed any environmental liability that the Company believes would have a material adverse affect on the Company's business, assets or results of operations. The Company is not aware of any such environmental liability. The Company believes that all of its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority and is not otherwise aware of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its communities.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest Rate Risk

Nearly all of the Company's debt is financed at fixed rates of interest. Therefore, we have minimal risk from exposure to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13(a)-15(b), the Company's management, including the principal executive officer, chief financial officer and principal accounting officer, conducted an evaluation as of the end of the period covered by this Report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13(a)-15(e). Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Report. As required by Rule 13(a)-15(d), the Company's management, including the chief executive officer, chief financial officer and principal accounting officer, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred in the first fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the first fiscal quarter.

It should be noted that any system of controls, however well designed and operated, can only provide reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based, in part, on certain assumptions about the likelihood of future events.


                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On April 24, 2007,  Chesapeake  Exploration  Limited  Partnership and Chesapeake
Operating,  Inc.  instituted an action in the 342nd  Judicial  District Court of
Tarrant County,  Texas against the Company and another entity alleging breach of contract and suit on account  seeking the sum of  $556,217.28  with  prejudgment interest,  attorney's  fees and cost of suit in connection with the drilling and completion of two wells in Arkansas. The action is styled Chesapeake Exploration
Limited  Partnership and Chesapeake  Operating,  Inc. v. CabelTel  International
Corporation,  et al,  Cause No.  342-223696-07,  which is  pending  in the 342nd
Judicial  District Court of Tarrant  County,  Texas.  In January 2006,  CabelTel
International  Corporation  (the  "Company")  entered  into  a  Joint  Operating
Agreement to evidence  its  acquisition  of a five  percent  interest in two gas wells then being  drilled  and  ultimately  operated by  Chesapeake  Exploration
Limited Partnership and Chesapeake  Operating.  Inc.. The Company relied on cost
projections   provided  by  Chesapeake  to  make  its  investment  decision  and subsequent to its  investment,  the Company  received an invoice from Chesapeake for  $556,217.28  which  according to Chesapeake  represents  the Company's five percent share of  additional  cost incurred by Chesapeake in drilling the wells.
The Company  believes  the  alleged  additional  cost far exceed any  reasonable expense  that should have been  incurred in the drilling of the two wells and in any  event  were  incurred  without  notification  to the  Company  of any  such expenses.  The Company requested an accounting of the additional  expenses and a reconciliation of the final costs to cost estimates originally presented. Rather than provide the information to the Company,  in April 2007,  Chesapeake  simply instituted the lawsuit.  Management intends to vigorously defend the action, but should it not prevail,  Eurenergy  Arkansas,  LLC, an entity affiliated with the
Company  has agreed to fully  indemnify  the  Company for any losses the Company might incur in this matter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During  the  period  of time  covered  by this  Report,  CabelTel  International
Corporation did not repurchase any of its equity securities under any formal repurchase plan. The following table sets forth a summary for the quarter, indicating no repurchases were made under a formal program and that, at the end of the period covered by this Report, no specified number of shares may be yet be repurchased under any program in place.

                                                                Total Number of
                                                                    Shares
                                                                 Purchased as    Maximum Number
                                                                   Part of       of Shares that
                                                     Average       Publicly        May Yet be
                                 Total Number of    Price Paid     Announced    Purchased Under
   Period                        Shares Purchased   per Share      Program       the Program(a)
   ------                        ----------------   ---------      -------      --------------

Balance as of March 31, 2007           --           $--             --           --

April 1-30, 2007                       --            --             --           --

May 1-31, 2007                         10            4.45           --           --


June 1-30, 2007                        --            --             --           --
                                    -------        -------        -------      -------


Total                                  10           $4.45           --           --
                                    =======        =======        =======      =======


(a) As a courtesy to stockholders of less than 100 shares and to relieve such stockholders of having to pay a broker's commission, the Company, although not obligated to do so, has periodically repurchased its common stock at the then most recent closing price of the Company's common stock on the last trading day before the stock certificate(s) is (are) actually received by the Company from the stockholder. The number of such shares purchased in any period of time has been minimal. Ten shares were purchased during the quarter ended June 30, 2007.

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below.

  Exhibit           Exhibit Description
Designation

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

----------------
*Filed herewith.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CabelTel International Corporation


Date: August 14, 2007                         By:  /s/ Gene S. Bertcher
                                                   -----------------------------
                                                   President and
                                                   Chief Financial Officer