Form 10-Q
period 2007-09-30
CabelTel International Corp
filed 2007-11-14
CIK 105744

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2007
                                       or
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

   Common Stock, $.01 par value                            986,939
             (Class)                          (Outstanding at November 8, 2007)
================================================================================

                       CABELTEL INTERNATIONAL CORPORATION
                     Index to Quarterly Report on Form 10-Q
                         Period ended September 30, 2007


PART I:  FINANCIAL INFORMATION.................................................3


   Item 1.  Financial Statements...............................................3
      Consolidated Balance Sheets..............................................3
      Consolidated Statements of Operations....................................5
      Consolidated Statements of Cash Flow.....................................6
      Notes To Consolidated Financial Statements...............................7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................9

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........11

   Item 4.  Controls and Procedures...........................................12

PART II:  OTHER INFORMATION...................................................13

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......13

   Item 6.  Exhibits..........................................................13

   Signatures.................................................................15



                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       CabelTel International Corporation
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                           September 30,     December 31,
Assets                                                        2007              2006
                                                             ------            ------
                                                          (Unaudited)

Current assets
         Cash and cash equivalents                           $  108            $  324
         Notes and interest receivable - related party        1,612             1,428
         Other current assets                                    38                36
         Assets held for sale                                 6,564             7,047
                                                             ------            ------

                  Total current assets                        8,322             8,835

Property and equipment, at cost
         Land and improvements                                   20                20
         Buildings and improvements                             172               169
         Equipment and furnishings                              317               290
                                                             ------            ------
                                                                509               479

          Less accumulated depreciation                         387               364
                                                             ------            ------
                                                                122               115

Deferred tax asset                                              491               491

Other assets                                                    122               261
                                                             ------            ------

Total Assets                                                 $9,057            $9,702
                                                             ======            ======









              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.



                       CabelTel International Corporation
                     Consolidated Balance Sheets - Continued
                  (amounts in thousands, except share amounts)

                                                              September 30,     December 31,
Liabilities and Stockholders' equity                             2007              2006
                                                               --------          --------
                                                             (Unaudited)

Current liabilities
         Accounts payable - trade                             $    200          $    439
         Accrued expenses                                          150               124
         Liabilities held for sale                               6,564             6,642


                  Total current liabilities                      6,914             7,205

Other long-term liabilities                                        392               418
                                                              --------          --------

                  Total liabilities                              7,306             7,623

Stockholders' equity
         Preferred stock, Series B                                   1                 1
         Common stock $.01 par value; authorized,
                  100,000,000 shares; 976,954 shares at
                  September 30, 2006 and 986,939 shares at
                  September 30, 2007 issued and outstanding         10                10
         Additional paid-in capital                             55,992            55,992
         Accumulated deficit                                   (54,252)          (53,924)
                                                              --------          --------

                                                                 1,751             2,079
                                                              --------          --------

Total Liabilities and Equity                                  $  9,057          $  9,702
                                                              ========          ========












              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.



                       CabelTel International Corporation
                      Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)


                                                For The Three Months            For The Nine Months
                                                 Ended September 30,            Ended September 30,
                                                 2007           2006            2007            2006
                                                -------        -------         -------         -------
                                                     (Unaudited)

(Unaudited)
Revenue
   Real estate operations                       $   751            708         $ 2,233         $ 2,141
                                                -------        -------         -------         -------

Operating expenses
   Real estate operations                           294            313             924           1,001
   Lease expense                                    232            233             691             707
   Corporate general and administrative             225            202             699             765
                                                -------        -------         -------         -------
                                                    751            748           2,314           2,473
                                                -------        -------         -------         -------

   Operating loss                                  --              (40)            (81)           (332)

Other income (expense)
   Interest income                                   28             95              84             417
   Interest expense                                --              (91)           --              (486)
   Other                                             77            101             142           1,611
                                                -------        -------         -------         -------
                                                    105            105             226           1,542
                                                -------        -------         -------         -------

   Earnings from continuing operations              105             65             145           1,210
   Provision for income taxes                      --             --              --               330
                                                -------        -------         -------         -------
   Net income from continuing operations            105             65             145             880

Discontinued operations
   Loss from operations                            --             (193)           (159)           (206)
   Income (loss) from sale of assets               --             --              (314)            418
                                                -------        -------         -------         -------
   Net income (loss) on discontinued operations    --             (193)           (473)            212
                                                -------        -------         -------         -------

Net income (loss) applicable to common shares   $   105        $  (128)        $  (328)        $ 1,092
                                                =======        =======         =======         =======

Net earnings (loss) per common share -
          basic and diluted
   Continuing operations                        $  0.11        $  0.06         $  0.15         $  0.90
   Discontinued operations                         --            (0.19)          (0.48)           0.21
                                                -------        -------         -------         -------
   Net income (loss) per share                  $  0.11        $ (0.13)        $ (0.33)        $  1.11

Weighted average of common and
   equivalent shares outstanding -
   basic and diluted                                986            977             986             977







              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.


                       CabelTel International Corporation
                      Consolidated Statements of Cash Flow
                             (Amounts in thousands)

                                                                   For The Nine Months
                                                                   Ended September 30,
                                                                   2007           2006
                                                                  -------        -------

(Unaudited) (Unaudited)
Cash flows from operating activities
         Net earnings from continuing operations                  $   145        $   880
         Adjustments to reconcile net earnings (loss) to net
                  cash used in operating activities
              Depreciation and amortization                            42             43
              Gain from CableTEL AD break up fee -
                  related party                                      --           (1,500)
              Changes in operating assets and liabilities
                  Interest receivable                                 (84)          --
                  Other current and non-current assets                 (2)          (207)
                  Other assets                                        122             10
                  Accounts payable and other liabilities             (213)          (193)
                  Deferred tax asset                                 --              330
                  Other liabilities                                   (26)           (42)
                                                                  -------        -------
              Net cash used in operating activities                   (16)          (679)
                                                                  -------        -------

Cash flows used in investing activities
         Funding of note receivable                                  (100)        (1,377)
         Collection of note receivable                               --              306
         Purchase of equipment                                        (32)            18
                                                                  -------        -------
                  Net cash used in investing
                           activities                                (132)        (1,053)

Cash flows from discontinued operations
         Cash used in operating activities                            (46)          (469)
         Cash provided by (used for) investing activities -
                  proceeds from sale                                  (22)         1,737
                                                                  -------        -------
         Net cash provided (used in) by discontinued operations       (68)         1,268

              NET DECREASE IN CASH AND
                     CASH EQUIVALENTS                                (216)          (464)

         Cash and cash equivalents at beginning of period             324            650
                                                                  -------        -------

         Cash and cash equivalents at end of period               $   108        $   186
                                                                  =======        =======

Supplemental disclosure of cash flow information
         Notes payable dissolved under rescission                       --         7,245
         Interest payable dissolved under rescission                    --           900
         Funds due from affiliate dissolved under rescission            --         8,236
         Notes receivable funded under rescission                       --         1,500
         Loss on disposition of the Gainesville Outlet Mall          (473)            --
         Assets held for sale                                         483             --
         Liabilities held for sale                                     78             --



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

The unaudited financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of Fmanagement, necessary to fairly present such information All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2006. Operating results for the three and six month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2007.

Note B: Transfer of ownership of the Gainesville Outlet Mall

The Company has an agreement to transfer its ownership of the Gainesville outlet mall and approximately 40 acres of vacant land to an independent third party. The mall, which the Company acquired in 2003, has incurred both cash and accounting losses for the past several years. The Company recorded an impairment loss of $314,000 in the quarter ended March 31, 2007. Until the transfer is completed, the third party will fund any cash shortfalls that the mall incurs. The assets and liabilities being transferred have been reflected as Assets and Liabilities Held for Sale. The Company anticipates the transfer will occur prior to December 31, 2007.

Note C: Short-Term Note Receivable - Related Party

In 2006, the Company made an unsecured loan with a current principal balance of $1,377,000 to Eurenergy Resources Corporation (a company that is 20% owned by an entity deemed to be related to CabelTel). The loan has an annual interest rate of 8% per annum with principal and interest payable within 30 days after demand. As of September 30, 2007, accrued interest was $135,000.

In September 2007, the Company made a $100,000 loan to an entity affiliated to the Company. This loan was repaid on October 1, 2007.


Note D: Discontinued Operations


Effective June 30, 2006, the Company sold all of its membership interests in Gaywood Oil & Gas, LLC and Gaywood Oil & Gas II, LLC (collectively "Gaywood") which owned oil and gas leases in Gregg and Rusk Counties, Texas and on which approximately 50 oil-producing wells were operating. These wells averaged two to three barrels of oil per day. The sale price of $1,737,000 was received in cash on July 5, 2006. The Company recorded a gain on the sale of $418,000. The operation of Gaywood has been reflected as a discontinued operation in 2006.

The  operation  of  the  Gainesville   outlet  mall  has  been  reflected  as  a
discontinued  operation in 2007 and 2006.  (See Note B: Transfer of ownership of the Gainesville Outlet Mall).


                                         Nine Months      Three Months       Nine Months
Discontinued Operations                    Ended             Ended             Ended
                                        September 30,     September 30,     September 30,
                                            2007              2006              2006
                                          -------           -------           -------

Revenue                                   $   542           $   383           $ 2,167

Operating Expenses                            663               481             2,071
                                          -------           -------           -------
Operating loss                               (121)              (98)               96

Income (Expense)
Interest expense                              (78)             (109)             (339)
Other income                                   40                14                37
                                          -------           -------           -------
Loss from continuing operations              (159)             (193)             (206)

Gain (loss) on sale of assets                (314)             --                 418
                                          -------           -------           -------

Net loss on discontinued operations       $  (473)          $  (193)          $   212
                                          =======           =======           =======



Note E: Contingencies

The Company is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

The Company's allowance for doubtful accounts receivable and notes receivable is based on an analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past due accounts. Management considers such information as the nature and age of the receivable, the payment history of the tenant, customer or other debtor and the financial condition of the tenant, customer or other debtor. Management's estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change.

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


Liquidity and Capital Resources

At September 30, 2007, the Company had current assets, exclusive of Assets Held for Sale, of $1.8 million and current liabilities, exclusive of Liabilities Held for Sale, of $350,000.

Cash and cash equivalents at September 30, 2007 were $108,000, as compared to $324,000 at December 31, 2006.

Net cash used in operating activities was $16,000 for the nine months ended September 30, 2007. During the nine-month period, the Company had a net income from continuing operations of $145,000.

Net cash used in investing activities was $132,000 for the nine months ended September 30, 2007, consisting of a short term loan to an affiliate of $100,000 and the purchase of $32,000 of equipment at the Company's retirement community.

No cash flows were provided by or used in financing activities in the nine months ended September 30, 2007.

Net cash used in discontinued operations was $68,000 in 2007, which represents the net cash expenditures at the Gainesville Outlet Mall for the three months ended March 31, 2007.

Results of Operations

The Company reported a net profit (loss) of $105,000 and ($328,000) for the three and nine months ended September 30, 2007, as compared to ($128,000) and $1.1 million for the three and nine months ended September 30, 2006.

For the three and nine months ended September 30, 2007, the Company recorded revenues of $751,000 and $2.2 million for its real estate operations, as compared to $708,000 and $2.1 million for the three and nine months ended September 30, 2006. The increases in revenue represent rate increases at the Company's retirement community, which is fully occupied and anticipated to remain so for the balance of 2007.

For the three and nine months ended September 30, 2007, real estate operating expenses were $294,000 and $924,000, as compared to $313,000 and $1.0 million for the three and nine months ended September 30, 2006. The decrease was due to an overall decrease in operating expenses.

General and administrative expenses for the three and nine months ended September 30, 2007 were $225,000 and $699,000 as compared to $202,000 and $765,000 for the same periods in 2006. 2007 includes $29,000 for prior year income taxes. In 2006 the Company incurred approximately $80,000 in payroll and consulting fees not incurred in 2007. In general, there was an overall reduction in administrative costs in the latter part of 2006 which has had the effect of lowering administrative costs in 2007.

For the three and nine months ended September 30, 2007, interest income was $28,000 and $84,000, as compared to $95,000 and $417,000 for the three and nine months ended September 30, 2006. During the first quarter of 2006, the Company recorded interest income of $307,000 on loans for funds that were advanced to CableTEL AD for operating expenses. The balance of the interest income is from current and former notes receivable held by the Company.

There was no interest expense for the three and nine months ended September 30, 2007, as compared to $91,000 and $486,000 for the three and nine months ended September 30, 2006. During the first quarter of 2006, the Company recorded interest expense of $307,000 on loans it made to acquire funds which were provided to CableTEL AD for operating expenses. The interest expense equaled the interest income.

Other income was $77,000 and $142,000 for the three and nine months ended September 30, 2007, compared to $101,000 and $1.6 million for the three and nine month periods ended September 30, 2006. The income in 2006 was due almost entirely to the Company's rescinding its acquisition of CableTEL AD for which it received and recorded a break up fee of $1.5 million net of expenses. The balance of the income represents cash received from receivables that were previously fully reserved.

Forward Looking Statements

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this filing that are not historical or current facts deal with potential future circumstances, operations and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas relating to interest rate fluctuations, the ability to obtain adequate debt and equity financing, demand, pricing, competition, construction, licensing, permitting, construction delays on new developments, contractual and licensure, and other delays on the disposition, transition, or restructuring of currently or previously owned, leased or managed properties in the Company's portfolio, and the ability of the Company to continue managing its costs and cash flow while maintaining high occupancy rates and market rate charges in its retirement community. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter of subject area. These and other risks and uncertainties are detailed in the Company's reports filed with the Securities and Exchange Commission ("SEC"), including the Company's Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.


Inflation

The Company's principal source of revenue is rents from a retirement community and fees for services rendered. The real estate operation is affected by rental rates that are highly dependent upon market conditions and the competitive environment in the areas where the property is located. Compensation to employees and maintenance are the principal cost elements relative to the operation of this property. Although the Company has not historically experienced any adverse effects of inflation on salaries or other operating expenses, there can be no assurance that such trends will continue or that, should inflationary pressures arise, the Company will be able to offset such costs by increasing rental rates in its real estate operation.


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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13(a)-15(b), the Company's management, including the principal executive officer, chief financial officer and principal accounting officer, conducted an evaluation as of the end of the period covered by this Report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13(a)-15(e). Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Report. As required by Rule 13(a)-15(d), the Company's management, including the chief executive officer, chief financial officer and principal accounting officer, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred in the third fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the third fiscal quarter.

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

                                                                      Total Number of
                                                                          Shares
                                                                        Purchased as    Maximum Number of
                                                                          Part of        Shares that May
                                    Total Number     Average Price        Publicly      Yet be Purchased
                                     of Shares         Paid per          Announced         Under the
  Period                             Purchased          Share             Program          Program(a)
---------                         ---------------   ---------------   ---------------   ---------------


Balance as of June 30, 2007.....               10         $   4.45                 --                --
July 1-31, 2007.................               --               --                 --                --
August 1-31, 2007...............                4             3.42                 --                --
September 1-30, 2007 ...........               --               --                 --                --
                                  ---------------   ---------------   ---------------   ---------------
Total ..........................               14          $   4.15                --                --
                                  ===============   ===============   ===============   ===============



(a) As a courtesy to stockholders of less than 100 shares and to relieve such stockholders of having to pay a broker's commission, the Company, although not obligated to do so, has periodically repurchased its common stock at the then most recent closing price of the Company's common stock on the last trading day before the stock certificate(s) is (are) actually received by the Company from the stockholder. The number of such shares purchased in any period of time has been minimal. Four shares were purchased during the quarter ended September 30, 2007.


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


                                            CabelTel International Corporation


Date: November 14, 2007                By:  /s/ Gene S. Bertcher
                                            ----------------------------------
                                            President and
                                            Chief Financial Officer