Form 10-K
period 2007-12-31
CabelTel International Corp
filed 2008-03-31
CIK 105744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                December 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-08187

                       CabelTel International Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                            75-2399477
--------------------------------------                --------------------------
 (State or other jurisdiction of                             (IRS Employer
 Incorporation or organization)                           Identification Number)

1755 Wittington Place, Suite 340
          Dallas, Texas                                          75234
--------------------------------------             -----------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's Telephone Number, including area code           (972) 407-8400
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each  Class                Name of each  exchange  on which  registered
Common Stock, $0.01 par value                 American Stock Exchange
-----------------------------      ---------------------------------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ____Accelerated filer ______Non-accelerated filer __X___


The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the American Stock Exchange as of June 30, 2007 (the last business day of the Registrant's most recently completed second fiscal quarter) was $2,182,933 based upon a total of 519,746 shares held as of December 31, 2007 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 20, 2008, there were 1,936,939 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                        CABELTEL INTERNATIONAL CORPORATION
                                        Index to Annual Report on Form 10-K
                                        Fiscal year ended December 31, 2007

   FORWARD-LOOKING STATEMENTS..............................................- 3 -


PART I.....................................................................- 3 -


   ITEM 1.  BUSINESS.......................................................- 3 -
   ITEM 1A. RISK FACTORS...................................................- 6 -
   ITEM 1B. UNRESOLVED STAFF COMMENTS......................................- 7 -
   ITEM 2.  PROPERTIES.....................................................- 7 -
   ITEM 3.  LEGAL PROCEEDINGS..............................................- 7 -
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............- 7 -

PART II....................................................................- 8 -

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
            AND ISSUER PURCHASES OF EQUITY SECURITIES......................- 8 -
   ITEM 6.  SELECTED FINANCIAL DATA.......................................- 10 -
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION..- 11 -
   ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...- 14 -
   ITEM 8.  FINANCIAL STATEMENTS..........................................- 14 -
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................- 14 -
   ITEM 9A.  CONTROLS AND PROCEDURES......................................- 14 -
   ITEM 9B.  OTHER INFORMATION............................................- 15 -

PART III..................................................................- 16 -

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........- 16 -
   ITEM 11.  EXECUTIVE COMPENSATION.......................................- 20 -
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT...................................................- 21 -
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............- 23 -
   ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.......................- 24 -

PART IV.......................................................................27

   ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.......................27

SIGNATURES....................................................................30


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.......................31

                           FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words "estimate", "plan", "intend", "expect", "anticipate", "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. CabelTel International Corporation disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described under ITEM 1A. RISK FACTORS beginning on page - 6 -.

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

Business Operations

     o During 2006, the Company disposed of subsidiaries engaged in the oil and natural gas leasing and operating business. The Company has decided to re-enter the oil and natural gas industry. In November 2007 the Company began its efforts by acquiring an interest in oil and natural gas leases in Cleburne County, Arkansas covering approximately 1,712 net acres which we seek to develop using various financing sources.

     o We operate real estate through the leasing and operation of a retirement community in King City, Oregon, with a capacity of 114 residents.


Real Estate Retirement Property

The Company leases and operates Pacific Pointe Retirement Inn ("Pacific Pointe") in King City, Oregon. Pacific Pointe began operations in 1993, has a capacity of 114 residents and provides community living with basic services such as meals, housekeeping, laundry, 24/7 staffing, transportation and social and recreational activities. These residents do not yet need assistance or support with activities of daily living but prefer the physical and psychological comfort of a residential community of like-minded people and access to senior-oriented services.

Pacific Pointe is not required to hold a license for its independent retirement operation.

At Pacific Pointe, the Company's marketing and sales efforts are undertaken at the local level. These efforts are intended to create awareness of our community and its services among prospective residents, their families, other key decision-makers and professional referral sources.

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

Repair and Maintenance - The Company conducts routine repairs and maintenance, as needed, on a regular basis. The Company has no other current plans for significant expenditures relating to Pacific Pointe and considers it to be in good repair and working order.

The Company has attracted, and continues to seek, highly dedicated and experienced personnel. All employees are required to complete training programs which include a core curriculum comprised of personal care basics, job related specific training, first aid, fire safety, nutrition, infection control and customer service. An Executive Director receives training in all of these areas, plus marketing, community relations and fiscal management. In addition to some classroom training, the Company provides new employees with on- the-job training, utilizing experienced staff as trainers and mentors.

Business Strategy

The Company is a Nevada corporation which has principally been a real estate company, owning or leasing retirement specific real estate, an outlet shopping mall and certain oil and natural gas leases through subsidiaries. During 2006, the Company disposed of its subsidiaries engaged in the oil and natural gas lease and operating business. During 2007 the Company transferred ownership of its shopping mall to an independent third party.

The Company seeks to re-enter the oil and natural gas industry and in 2007, acquired interests in a block of oil and natural gas leases in Cleburne County, Arkansas covering approximately 1,712 net acres. We are seeking additional acquisitions of leases and plan to develop the acquired acreage.


Insurance

The Company currently maintains property and liability insurance intended to cover claims in its oil & gas operations, retirement community and corporate operations. The provision of personal services entails an inherent risk of liability compared to more institutional long-term care communities. Retirement communities of the type operated by the Company offer residents a greater degree of independence in their daily lives. This increased level of independence, however, may subject the resident and the Company to certain risks that would be reduced in a more institutionalized setting. The Company also carries property insurance on each of its owned and leased properties, as appropriate.

Employees

At December 31, 2007, the Company employed, in all segments, 51 people (17 full-time and 34 part-time). The Company believes it maintains good relationships with its employees. None of the Company's employees are represented by a collective bargaining group.

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

Marketing

In real estate, the Company's marketing and sales efforts are undertaken at the local level. These are intended to create awareness of our property and its services among prospective customers, their families and other key referral sources. The property engages in traditional types of marketing activities such as special events, radio spots, direct mailings, print advertising, signs and yellow page advertising. These marketing activities and media advertisements are directed to potential customers.

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

ITEM 1A. RISK FACTORS

Risks Related to the Company

The oil & gas industry is highly competitive. Competition for leasehold interests, subcontractors and qualified employees are keen and we are competing against companies that are larger, more experienced and better capitalized than we are.

Our governing documents contain anti-takeover provisions that may make it more difficult for a third party to acquire control of us. Our Articles of Incorporation contain provisions designed to discourage attempts to acquire control of the Company by a merger, tender offer, proxy contest or removal of incumbent management without the approval of our Board of Directors. As a result, a transaction which otherwise might appear to be in your best interests as a stockholder could be delayed, deferred or prevented altogether, and you may be deprived of an opportunity to receive a premium for your shares over prevailing market rates. The provisions contained in our Articles of Incorporation include:

     * the requirement of an 80% vote to make, adopt, alter, amend, change or repeal our Bylaws or certain key provisions of the Articles of Incorporation that embody, among other things, the anti-takeover provisions; and

     * the so-called business combination "control act" requirements involving the Company and a person that beneficially owns 10% or more of the outstanding common stock except under certain circumstances; and

     * the requirement of holders of at least 80% of the outstanding Common Stock to join together to request a special meeting of stockholders.

As of March 28, 2008, a group of entities owned and controlled approximately 69% of the Company's outstanding common stock. This group has the power to block any attempted change in control - See Item 12 - Security Ownership of Certain Beneficial Owners and Management - Change in Control.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company's principal offices are located at 1755 Wittington Place, Dallas, Texas 75234 in approximately 5,000 square feet of leased space. The Company believes its leased space is presently suitable, fully utilized and will be adequate for the foreseeable future. The Company's retirement property is described in detail beginning on page - 3 - under ITEM 1. BUSINESS and is suitable and adequate for the purpose to which it is devoted.

ITEM 3.  LEGAL PROCEEDINGS

Chesapeake Exploration Limited Partnership and Chesapeake Operating, Inc.
-------------------------------------------------------------------------
("Chesapeake")
--------------

In January 2006 the Company entered into a joint operating agreement evidencing its acquisition of a 5% interest in two gas wells being drilled and ultimately operated by Chesapeake. The Company relied on the cost projections provided by Chesapeake to make its investment decision. Subsequent to its investment the Company received an invoice from Chesapeake for $556,217 which, according to Chesapeake, represents the Company's 5% share of additional costs incurred by Chesapeake in drilling the wells. The Company believes that these additional costs far exceed any reasonable expense that should have been incurred in drilling the two wells and were incurred without notifying the Company of such expenses. The Company has requested an accounting of the additional expenses and a reconciliation of the final costs to the cost estimates previously presented. In April 2007, Chesapeake filed a lawsuit against the Company and others in State District Court in Tarrant County, Texas.

Management intends to vigorously defend this action. However, should the Company not prevail, Source Rock of Arkansas, LLC, an entity affiliated with the Company, has agreed to fully indemnify the Company for any losses it might incur in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of Stockholders was held on December 27, 2007, at which meeting stockholders were asked to consider and vote upon the election of directors. At the meeting, stockholders elected the following individuals as directors:

                                          Shares Voting

     Director                   FOR          AGAINST            ABSTAINED
Roz Campisi Beadle            591,551          12                  226
Gene S. Bertcher              591,551          12                  226
James E. Huffstickler         591,551          12                  226
Dan Locklear                  591,551          12                  226
Victor L. Lund                591,551          12                  226

There were no broker non-votes in the election of directors at the annual meeting.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is listed and traded on the American Stock Exchange ("AMEX") using the symbol "GBR". The following table sets forth the high and low sales prices as reported in the reporting system of the AMEX and other published financial sources. (All prices have been adjusted for a 2002 stock dividend and October 2003 stock split.)

                                      2007                       2006
                                High        Low            High        Low
                             ----------- ----------     ----------- ----------

        First Quarter             $5.98      $3.45           $6.10      $3.00
        Second Quarter             5.87       3.30            2.15       1.90
        Third Quarter              4.28       2.93            3.58       2.18
        Fourth Quarter             3.49       1.26            3.72       2.65

On March 20, 2008, the closing price of the Company's common stock was $1.70 per share. According to the Transfer Agent's records, at March 20, 2008 our common stock was held by 439 holders of record.

Listing Compliance

By letter dated October 16, 2007, by facsimile transmission from the staff of the AMEX, the Company received notice of intent of the AMEX to strike the Common Stock of the Registrant from the AMEX for reasons stated in the letter. The Company issued a press release dated October 22, 2007 and filed a Form 8-K
Current  Report  covering the matter.  The  Company's  Information  Statement on
Schedule 14C described the status of the Company's compliance with a Plan of Compliance which had been previously accepted by the AMEX, that the Company had appealed the decision and was to have an opportunity to present its position at a hearing before a Listing Qualifications Panel in late November 2007 which hearing was ultimately rescheduled to a later date. Following the approval of an Additional Listing Application on March 12, 2008 covering the 950,000 shares of Common Stock issued to URC Energy LLC, the Company, on March 19, 2008, received a notice from the AMEX advising that the appeal hearing scheduled for March 18, 2008 had been cancelled based upon actions recently completed by the Company allowing the Company to regain compliance with AMEX's continued listing standards pursuant to Section 1003 of the AMEX Company Guide. Such letter specified that the receipt of $2,850,000 in cash by the Company on March 6, 2008 cured the Company's financial impairment and provided the Company with stockholders equity of $4.6 million on a pro forma basis at September 30, 2007. The staff of the AMEX has advised the Company that the Company has regained compliance with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iv) of the AMEX Company Guide.

Performance Graph

The following graph compares the cumulative total return on a $100 investment in the Company's common stock on December 31, 2003 through December 31, 2007, based on the Company's closing stock price on December 31 for each of those years. The same information is provided using the Standard & Poor 500 index and the Dow Jones Total Market Index.


                           2003     2004      2005        2006      2007
                           ----     ----      ----        ----      ----
CabelTel International
Corporation               100.00   130.64     88.38       96.67     46.40

Dow Jones US Market
Index                     100.00   141.80    148.16      168.19    175.17

S&P 500                   100.00   137.80    141.93      161.26    166.95



The Company paid no dividends on its common stock in 2007 or 2006. The Company has not paid cash dividends on its common stock during at least the last ten fiscal years and it has been the policy of the Board of Directors of the Company to retain all earnings to pay down long-term debt and finance future expansion and development of its businesses. The payment of dividends, if any, will be determined by the Board of Directors in the future in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

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

Purchases of Equity Securities

The Board of Directors has not authorized the repurchase of any shares of its common stock under any share repurchase program, except when stockholders owning less than one round lot (100 shares) so request, the Company will purchase shares at market closing on the last trading day prior to receipt of the certificate(s). The Company repurchased no shares during the three months ended December 31, 2007.


ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below are derived from the Company's audited financial statements.

                                                   December 31,
                                           2007       2006        2005
                                           ----       ----        ----

Operating revenue                      $  2,984    $  3,033    $  2,596
Operating expenses                        2,956       3,330       3,289
Operating profit (loss)                      28        (297)       (693)

Earnings (loss) from continuing
     operations before income
         taxes                              959       2,248        (558)
Income tax (income) expense                (270)       (437)       --

Earnings (loss) from continuing
     operations                             689       1,811        (558)

Income (loss) from discontinued
operations                                 (627)       (510)       (428)

     NET EARNINGS (LOSS)               $     62    $  1,301    $   (986)

Earnings (loss) per common
     share - basic and diluted
     Continuing operations             $   0.70    $   1.83    $  (0.57)
     Discontinued operations              (0.64)      (0.51)      (0.44)
        Net earnings (loss) per        $   0.06    $   1.32    $  (1.01)
         share
Basic weighted average
     common shares                          987         987         977

BALANCE SHEET DATA:
Total assets                           $  9,786    $  9,702    $ 20,080
Long-term debt                            6,921       6,078      13,560
Total liabilities                         7,645       7,623      19,328
Total stockholders equity              $  2,141    $  2,079    $    752

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION

Overview

As of December 31, 2007, the Company leased one independent living community in Oregon, with a capacity of 114 residents. The Company also leased mineral rights to 1,712 acres in the Fayetteville Shale section of Arkansas.

Since 1996, the Company has owned, leased and operated assisted living and retirement communities throughout the United States. During that period of time the Company has both acquired and sold over seventy communities. The acquisition and disposition of its real estate assets has been an integral part of the Company's business.

During 2004 and 2005, the Company anticipated acquiring a cable operator - CableTEL AD. For the most part, all of its efforts were directed to that acquisition. In June 2006, the acquisition of CableTEL AD was rescinded by the parties and the Company received a break up fee of $1,500,000. After the rescission of the CableTEL AD acquisition the Company began seeking new acquisitions.

During 2006, the Company disposed of subsidiaries engaged in the oil and natural gas leasing and operating business. The Company has re-entered the oil and natural gas industry through an acquisition of interests in a significant block of oil and natural gas leases in Cleburne County, Arkansas covering approximately 1,712 net acres which the Company seeks to develop using various financing sources.


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


Liquidity and Capital Resources

At December 31, 2007, the Company had current assets of $2.4 million and current liabilities of $266,000.

On December 31, , cash and cash equivalents totaled $172,000 and $324,000 in 2007 and 2006, respectively. CabelTel's principal sources of cash have been property operations and proceeds from property sales of assets. At December 31, 2007 the Company had $2.2 million invested in short term notes with interest rates ranging form 8% to 8.5%.

In March 2008 we completed the sale of 950,000 shares of common stock and raised $2,850,000 in cash. This cash was also invested in short term notes. The Company intends to use the cash available from its short term investments to invest in its future operations.

Net cash provided by (used in) continuing operating activities was $696,000 in 2007, ($908,000) in 2006 and $38,000 in 2005.

Net cash provided by (used in) investing activities was $(679,000) in 2007, ($1,219,000) in 2006 and $3,560,000 in 2005. In 2006, the net cash used was principally a cash loan to Eurenergy Resources Corporation, a related party, for $1,377,000. In addition, the Company purchased an interest in a gas well in Fayetteville, Arkansas for $118,000. In 2005, the cash provided was principally from the sale of two assisted living facilities.

Net cash provided by (used in) financing activities was $-0- in 2007, ($204,000) in 2006 and ($3,969,000) in 2005. In 2006, the cash used was principally for the payment of the mortgage for the Gainesville Outlet Mall. In 2005, the cash used was principally for the repayment of the mortgage obligations on two assisted living facilities that were sold as well as the Gainesville Outlet Mall.

Net cash provided (used in) by discontinued operations was ($169,000) in 2007, $2,005,000 in 2006 and $259,000 in 2005. In 2006 the Company sold Gaywood Oil & Gas and received cash proceeds of $1,737,000. Additionally, in 2006, Gaywood provided cash from operations of $268,000.

Results of Operations

Fiscal 2007 as Compared to Fiscal 2006

Revenues and  Operating  Expenses  from  operations  of a  retirement  facility:
Revenues were $3.0 million as compared to $3.0 million in 2006. Real estate operating expenses, which consist of retirement operations expense, lease expense and depreciation and amortization, were $2.2 million in both 2007 and 2006.

Corporate General and  Administrative  Expense:  These expenses were $796,000 in
2007 and $1.1 million in 2006. 2007 includes $29,000 for prior year income taxes. 2006 included approximately $80,000 in payroll and consulting fees that were not incurred in 2007. In general there was an overall reduction in administrative costs in the latter part of 2006 which has had the effect of lowering administrative costs in 2007

Interest Income: Interest income was $112,000 in 2007 and $447,000 in 2006. During 2006, the Company recorded interest income of $307,000 from funds it had advanced to CableTEL AD for operations and acquisitions in Bulgaria. (See interest expense below).

Interest Expense: Interest expense was $73,000 in 2007 and $486,000 in 2006. During the first quarter of 2006, the Company recorded interest expense of $307,000 on loans it made to acquire funds which were provided to CableTEL AD for operating expenses. The interest expense equaled the interest income.

Gain on sale of assets: In November 2007, the Company sold a participation in the future cash flow of its retirement community in King City, Oregon and recorded a gain of $750,000.

Other Income (Expense): Other income was $142,000 in 2007 and $2.6 million in 2006. In June 2006, the Company rescinded its acquisition of CableTEL AD and received a break up fee of $1,500,000 which resulted in net income, after deducting expenses of $1,467,000. In addition, in November 2006, the Company settled another obligation and recorded a gain on such settlement of $1,021,000. Additionally, the Company collected certain payments on certain receivables that were previously written off.

Discontinued Operations: During 2007, the Company transferred ownership of the Gainesville Outlet Mall to an unrelated third party.

Fiscal 2006 as Compared to Fiscal 2005

Revenues and  Operating  Expenses  from  operations  of a  retirement  facility:
Revenues were $3.0 million in 2006 as compared to $2.6 million in 2005. Retirement operating expenses, which consist of retirement operations expense, lease expense and depreciation and amortization, were $2.2 million in 2006 as compared to $2.1 million in 2005.

Corporate General and Administrative Expense: These expenses were $1.1 million in 2006 and $1.2 million in 2005. During 2006, the Company reduced certain salary and personnel expenses that existed in 2005.

Interest Income: Interest income was $447,000 in 2006 and $700,000 in 2005. During 2006, the Company recorded interest income of $314,000 from funds it had advanced to CableTEL AD for operations and acquisitions in Bulgaria as compared to 515,000 in 2005. (See interest expense below).

Interest Expense: Interest expense was $486,000 in 2006 and $819,000 in 2005. During the fourth quarter of 2004 and continuing through 2005, the Company borrowed a total of $7,200,000 which it advanced to CableTEL AD for operations and acquisitions in Bulgaria. The interest expense on this debt was $314,000 on 2006 as compared to $515,000 in 2005.

Other Income (Expense): Other income was $2.6 million in 2006 as compared to $135,000 in 2005. In June 2006, the Company rescinded its acquisition of CableTEL AD and received a break up fee of $1,500,000 which resulted in net income, after deducting expenses of $1,467,000. In addition, in November 2006, the Company settled its obligation to Sylvia Gilley and recorded a gain on the settlement of $1,021,000. Additionally, the Company collected certain payments on certain receivables that were previously written off.

Discontinued Operations: During 2006, the Company sold Gaywood Oil and Gas. During 2005, the Company disposed of two assisted living communities in North and South Carolina.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company's debt is financed at fixed rates of interest. Therefore, the Company has minimal risk from exposure to changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS

The financial statements required by this Item begin at page 31 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2007. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at December 31, 2007 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission ("SEC") rules and forms. As a result of this evaluation, there were no significant changes in the Company's internal control over financial reporting during the three months ended December 31, 2007 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States ("GAAP, US") and includes those policies and procedures that:

     * pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company; and

     * provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, US and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and

     * provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on the financial statements.

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

Management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2007. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management of the Company believes that as of December 31, 2007, the internal control system over financial reporting met those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant's internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.


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

Roz Campisi Beadle, age 52, (Independent) Director since December 2003

Ms. Beadle is Executive Vice President of Unified Housing Foundation and a licensed realtor. She has a background in public relations and marketing. Ms. Beadle is also extremely active in various civic and community services and is currently working with the Congressional Medal of Honor Society and on the Medal of Honor Host City Committee in Gainesville, Texas.

Gene S. Bertcher, age 59, (Affiliated) Director November 1989 to September 1996 and since June 1999

Mr. Bertcher was elected President and Chief Financial Officer effective November 1, 2004. He was elected Chairman and Chief Executive Officer in December 2006. Mr. Bertcher has been Chief Financial Officer and Treasurer of the Company since November 1989 and Executive Vice President from November 1989 until he was elected President in 2003. He has been a certified public accountant since 1973.

James E. Huffstickler, age 65, (Independent) Director since December 2003

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

Victor L. Lund, age 79, (Independent) Director since March 1996

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

Board Committees

The Board of Directors held six meetings during 2007. For such year, no incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the period that he or she served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees. The Audit Committee was formed on December 12, 2003, and its function is to review the Company's operating and accounting procedures. A Charter of the Audit Committee has been adopted by the Board. The current members of the Audit Committee, all of whom are independent within the SEC regulations, the listing standards of the AMEX and the Company's Corporate Governance Guidelines are Messrs. Locklear (Chairman), Huffstickler and Lund. Mr. Dan Locklear is qualified as an Audit Committee financial expert within the meaning of SEC regulations, and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the AMEX. The Audit Committee met once in 2007.

The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to the corporate governance, including reviewing and monitoring implementation of the Company's Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board's annual review of director independence and the Board's performance and self-evaluation. The Charter of the Governance and Nominating Committee was adopted on October 20, 2004. The members of the Committee are Messrs. Huffstickler (Chairman), Lund and Ms. Beadle. The Governance and Nominating Committee met once in 2007.

The Board has also formed a Compensation Committee of the Board of Directors, adopted a Charter for the Compensation Committee on October 20, 2004, and selected Ms. Beadle (Chairman) and Messrs. Huffstickler and Locklear as members of that Committee. The Compensation Committee met once in 2007.

The members of the Board of Directors at the date of this Report and the Committees of the Board on which they serve are identified below:

     ---------------------------------------------------------------------------
                                                 Governance and
                                     Audit         Nominating       Compensation
     Director                      Committee       Committee         Committee

     Roz Campisi Beadle                               |X|             Chairman
     Gene S. Bertcher
     James E. Huffstickler           |X|           Chairman             |X|
     Dan Locklear                 Chairman                              |X|
     Victor L. Lund                  |X|              |X|
     ---------------------------------------------------------------------------

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

Oscar Smith,  age 65,  Secretary  (since December 2001),  Vice President  (since
1994)

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


ITEM 11.  EXECUTIVE COMPENSATION

The following tables set forth the compensation in all categories paid by the Company for services rendered during the fiscal years ended December 31, 2007, 2006 and 2005 by the Chief Executive Officer of the Company and to the other executive officers and Directors of the Company whose total annual salary in 2007 exceeded $100,000, the number of options granted to any of such persons during 2007 and the value of the unexercised options held by any of such persons on December 31, 2007.

                           SUMMARY COMPENSATION TABLE

                                                                               Change in
                                                                    Non-       Pension
                                                                    Equity     Value and
Name                                                                Incentive  Nonqualified  All
and                                                                 Plan       Deferred      Other
Principal                                         Stock    Option   Comp-      Compensation  Comp-
Position                Year    Salary    Bonus   Awards   Awards   ensation   Earnings      ensation  Total

Gene S. Bertcher         2007  $ 186,000                                                               $  186,000
Chairman, President      2006    186,000                                                                  186,000
Chief Executive          2005    186,000                                                                  186,000
Officer
& Chief Financial
Officer





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

                                      None

                              DIRECTOR COMPENSATION
                                                                    Change in
                                                                    Pension
                                                                    Value and
                                                     Non-Equity     Nonqualified
                      Fees Earned                    Incentive      Deferred
                      Or Paid in   Stock    Option   Plan           Compensation   All Other
Name                  Cash         Awards   Awards   Compensation   Earnings       Compensation  Total

Roz Campisi Beadle    $   8,500                                                                  $   8,500
Gene S. Bertcher              --                                                                          --
James E.                  8,500                                                                      8,500
Huffstickler
Dan Locklear              8,500                                                                      8,500
Victor L. Lund            8,500                                                                      8,500


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

Compensation of Directors

The Company pays each non-employee director a fee of $2,500 per year, plus a meeting fee of $2,000 for each board meeting attended. Employee directors serve without compensation.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 28, 2008, certain information with respect to all stockholders known by the company to own beneficially more than 5% of the outstanding common stock, which is the only outstanding class of securities of the Company, except for Series B Preferred Stock (the ownership of which is immaterial), as well as information with respect to the Company's common stock owned beneficially by each director and current executive officers, whose compensation from the company in 2007 exceeded $100,000, and by all directors and executive officers as a group. Unless otherwise indicated, each of these stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                       Common Stock
                                             -----------------------------------
Name of Beneficial Owner                      No. of Shares    Percent of Class*
--------------------------------------------------------------------------------
HKS Investment Corp. (1)                           108,994           5.63%
Gene S. Bertcher(2)                                 71,811           3.71%
Roz Campisi Beadle                                     100             **
James E. Huffstickler                                    -             -
Dan Locklear                                             -             -
JRG Investment Company, Inc.(3)(5)                 156,886          8.11%
TacCo Financial, Inc.(3)(4)(6)                     228,726          11.81%
URC Energy, LLC(3)((8))                            950,000          49.05%
Syntek West, Inc. (3)((8))                         950,000          49.05%
Gene E. Phillips(3)((8))                           950,000          49.05%
International Health Products, Inc.(3)(7)            9,770             **
All  executive  officers  and  directors
as a group (six persons)                           180,905           9.33%
-----------------------
* Based on 1,936,969 shares of common stock outstanding at January 29, 2008. ** Less than 1%.

     (1) Consists of 108,994 shares of common stock owned by HKS Investment Corporation ("HKS"). According to an original statement on Schedule 13D dated January 9, 2006, the group consists of HKS Investment Corporation, David Hensel, John Kellar and Marshall Stagg, each of whom are deemed to be the beneficial owner of all 108,994 shares. Hensel is stated to be a shareholder, director and President of HKS; Kellar is a shareholder, director, Vice President and Treasurer of HKS; and Stagg is a shareholder, director and Secretary of HKS.
     (2)  Consists of 71,811 shares of common stock owned by Mr. Bertcher.
     (3) Based on a Schedule 13D, amended March 18, 2008, filed by each of these entities and by Gene E. Phillips, an individual; each of these entities owns of record the number of shares set forth for such entity in the table. The sole member of URC Energy, LLC is Syntek West, Inc. ("SWI") which is owned by Gene E. Phillips. The amended Schedule 13D indicates that these entities, Mr. Phillips, SWI and Basic Capital Management, Inc., collectively, may be deemed a "Person" within the meaning of Section 13D of the Securities Exchange Act of 1934.
     (4) Consists of 228,726 shares of common stock (which does not include 156,884 shares held by JRG Investment Company, Inc. or an option to 40,000 shares of common stock at an exercise price of $2.60 per share).
     (5) Officers and Directors of JRG Investment Co., Inc. ("JRG") are J. T. Tackett, Director, President and Treasurer and E. Wayne Starr, Director, Chairman and Chief Executive Officer. JRG is a wholly owned subsidiary of TacCo Financial, Inc.
     (6) Officers and Directors of TacCo Financial, Inc. ("TFI") are J.T. Tackett, Director, Chairman and CEO; Wayne Starr, Director, President and Treasurer and R. Neil Crouch II, Vice President and Secretary. TFI's stock is owned by Electrical Networks, Inc. (75%) and Starr Investments (25%).
     (7) Officers and Directors of International Health Products, Inc. ("IHPI") are R. Neil Crouch II, Director, President and Treasurer and Cecelia Maynard, Secretary. IHPI is wholly owned by a trust for the benefit of the wife and children of Gene E. Phillips.
     (8) The direct owner of the 950,000 shares of common stock is URC Energy, LLC. Under Rule 13d-3 of the Exchange Act, SWI as the sole member of URC Energy, LLC is deemed to be the beneficial owner of such shares and Gene E. Phillips as an officer, director and sole owner of SWI is also deemed to be the beneficial owner of such shares.

Change in Control

         As of March 18, 2008, with the delivery of a certificate representing 950,000 shares of new Common Stock of the Company to URC Energy LLC, a "deemed" change of control occurred. Such 950,000 shares of Common Stock constitutes approximately 49.05% of the 1,969,939 shares of Common Stock of the Company issued and outstanding. URC Energy LLC is a Nevada limited liability company organized by Articles of Organization filed with the Secretary of State of Nevada on October 26, 2006; its sole member is Syntek West, Inc., a Nevada corporation, one hundred percent (100%) of the issued and outstanding stock of Syntek West, Inc. is owned by Gene E. Phillips. Such 950,000 shares of Common Stock were issued pursuant to the final consummation of a Purchase Agreement described in Item 13. Certain Relationships and Related Transactions below. The basis of control is the aggregate percentage of voting securities of the Company which is now owned by the "Reporting Persons" (approximately 69%) which include URC Energy LLC at 49.05% with 950,000 shares of Common Stock, IHPI with 9,970 shares of Common Stock (approximately 0.51%), TFI holding 228,726 shares of Common Stock of the Company (approximately 11.81%) and JRGIC, a wholly owned subsidiary of TFI holding 156,886 shares of Common Stock of the Company (approximately 8.11% of the outstanding).



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 6, 2008, URC Energy LLC paid to the Company the sum of $2,850,000 in cash pursuant to the consummation of the transaction covered by that certain Securities Purchase Agreement effective October 19, 2007 (executed November 16,
2007) between the Company and URC Energy LLC (the "Purchase Agreement"). Pursuant to the Purchase Agreement, URC Energy LLC purchased 950,000 new shares of Common Stock of the Company following the approval by consent of the holders of 58% of the Common Stock and following the issuance to all stockholders of the Company of a Schedule 14C Information Statement mailed on February 8, 2008 to stockholders of record as of the close of business of November 5, 2007. Under requirements of the Exchange Act such 950,000 shares could not be issued to URC Energy LLC until twenty-one (21) calendar days after the date of distribution of the definitive copies of such Information Statement to the stockholders of the Company and URC Energy LLC was not obligated to pay the purchase price of $2,850,000 until such time as certificates representing such 950,000 shares were available for delivery. Such payment on March 6, 2008 was necessary as the 950,000 shares of Common Stock could not be issued until approval was given by the American Stock Exchange of an Additional Listing Application submitted March 3, 2008 by the Company covering such 950,000 shares, which approval was issued on March 12, 2008. A certificate representing 950,000 shares of Common Stock was issued to URC Energy LLC and delivered on March 18, 2008.

In October 2004, the Company issued Series J 2% Preferred Stock to acquire 74.8% of CableTEL AD. Certain of the holders of the Series J 2% Preferred Stock are deemed to be related parties with the Company. In June 2006, the transaction was rescinded.

The Company, SWI, Gene E. Phillips and others are parties to a Rescission Agreement dated June 1, 2006 which covered rescission of a October 2004 transaction and other matters. Pursuant to such Rescission Agreement, among other items, the Issuer covenanted that subject to its compliance with all applicable American Stock Exchange rules and federal securities laws, it would in the future change its name to a name that does not include the word "Cable" or "Cabel." As of March 18, 2008, the covenant has not yet been fulfilled. The

Issuer in the future should seek to change its name to satisfy such covenant and, although no express commitment exists with respect thereto, it is likely that SWI and Gene E. Phillips will support a change of the name of the Company.

Except as set forth above, the Reporting Persons do not have any contracts, arrangements, understandings or relationships, legal or otherwise, with any person with respect to any securities of the Issuer, including but not limited to, transfer or voting of any of the securities, finders' fees, joint ventures, loan or option arrangements, puts or calls, guarantees of profits, divisions of profits or losses, or the giving or withholding of proxies.

In July 2006, the Company loaned Source Rock of Arkansas, LLC $1,377,000. The Company received a demand note with interest of 8% per annum.

In November 2007, the Company loaned Prime Income Asset Management, Inc. $630,000. The Company received a demand note with interest of 8 1/2 % per annum

In November 2007, the Company acquired 1,712 acres of mineral rights in the Fayetteville Shale area of Arkansas from Source Rock of Arkansas, LLC for $6,848,000. The purchase price was paid by issuing a note bearing interest at 9 1/2 %, and maturing on December 31, 2010.

It is the policy of the Company that all transactions between the Company and any officer or director, or any of their affiliates, must be approved by non-management members of the Board of Directors of the Company. All of the transactions described above were so approved.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2007 and 2006 by the Company's principal accounting firm Farmer, Fuqua & Huff, PC:

           Type of Fees                        2007                  2006
           Audit Fees                        $27,500              $106,046
           Audit Related Fees
           Tax Fees                            7,250                 9,625
           All Other Fees

                       Total Fees            $34,450              $115,671

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

Financial Information Systems Design and Implementation Fees

Farmer, Fuqua & Huff, P.C. did not render any professional services to the Company in 2007 with respect to financial information systems design and implementation.

Under the Sarbanes-Oxley Act of 2002 (the "SO Act"), and the rules of the Securities and Exchange Commission (the "SEC"), the Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditor. The purpose of the provisions of the SO Act and the SEC rules for the Audit Committee's role in retaining the independent auditor is two-fold. First, the authority and responsibility for the appointment, compensation and oversight of the auditors should be with directors who are independent of management. Second, any non-audit work performed by the auditors should be reviewed and approved by these same independent directors to ensure that any non-audit services performed by the auditor do not impair the independence of the independent auditor. To implement the provisions of the SO Act, the SEC issued rules specifying the types of services that an independent auditor may not provide to its audit client, and governing the Audit Committee's administration of the engagement of the independent auditor. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor's independence. Accordingly, the Audit Committee has adopted a pre-approval policy of audit and non-audit services (the "Policy"), which sets forth the procedures and conditions pursuant to which services to be performed by the independent auditor are to be pre-approved. Consistent with the SEC rules establishing two different approaches to pre-approving non-prohibited services, the Policy of the Audit Committee covers pre-approval of audit services, audit-related services, international administration tax services, non-U.S. income tax compliance services, pension and benefit plan consulting and compliance services, and U.S. tax compliance and planning. At the beginning of each fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and the approve or reject each service, taking into account whether services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. Typically, in addition to the generally pre-approved services, other services would include due diligence for an acquisition that may or may not have been known at the beginning of the year. The Audit Committee has also delegated to any member of the Audit Committee designated by the Board or the financial expert member of the Audit Committee responsibilities to pre-approve services to be performed by the independent auditor not exceeding $25,000 in value or cost per engagement of audit and non-audit services, and such authority may only be exercised when the Audit Committee is not in session.

                                     PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  The following documents are filed as a part of this report:

          (1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

                  Report of Farmer, Fuqua & Huff, P.C.........................31
                  Consolidated Balance Sheets.................................32
                  Consolidated Statement of Operations........................34
                  Consolidated Statements of Cash Flows.......................35
                  Consolidated Statement of Changes in Stockholders' Equity...37
                  Notes to Consolidated Financial Statements..............- 38 -

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

31.1* Rule 13a-14(a) Certification by Principal Executive Officer and Chief Financial Officer

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

                                      CABELTEL INTERNATIONAL CORPORATION

March 31, 2008                        by:    /s/ Gene S. Bertcher
                                          --------------------------------------
                                          Gene S. Bertcher
                                          President and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


       Signature                      Title                                Date
       ---------                      -----                                ----
/s/ Gene S. Bertcher         President, Chairman, Principal       March 31, 2008
--------------------         Executive Officer, Chief Financial
Gene S. Bertcher             Officer and Director
                             Director
/s/ Roz Campisi Beadle                                            March 31, 2008
-------------------------
Roz Campisi Beadle

/s/ James Huffstickler       Director                             March 31, 2008
----------------------
James Huffstickler

/s/ Dan Locklear             Director                             March 31, 2008
----------------
Dan Locklear

/s/ Victor Lund                                                   March 31, 2008
------------------
                             Director
Victor Lund

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
CabelTel International Corporation, formerly Greenbriar Corporation

We have audited the accompanying consolidated balance sheets of Cabeltel International Corporation, formerly Greenbriar Corporation, and subsidiaries, as of December 31, 2007, and 2006, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cabeltel International Corporation, formerly Greenbriar Corporation, and subsidiaries as of December 31, 2007, and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ FARMER FUQUA & HUFF, P.C.

Plano, Texas
March 31, 2008

               CabelTel International Corporation and Subsidiaries


                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                                     December 31,
                                                    2007     2006
                                                   ------   ------
Assets

Current assets

    Cash and cash equivalents                      $  172   $  324
    Note and interest receivable - related party    2,200    1,428
    Other current assets                                8       36
    Assets held for sale                             --      7,047

                          Total current assets      2,380    8,835



Investment in Mineral Rights                        6,848     --

Property and equipment, at cost
    Land and improvements                              20       20
    Buildings and improvements                        172      169
    Equipment and furnishings                         336      290
                                                   ------   ------
                                                      528      479

    Less accumulated depreciation                     397      364
                                                   ------   ------
                                                      131      115

Deferred tax asset                                    250      491

Other assets                                          177      261

Total Assets                                       $9,786   $9,702
                                                   ------   ------



        The accompanying notes are an integral part of these statements.

               CabelTel International Corporation and Subsidiaries

                  (Amounts in thousands, except share amounts)





                                                               December 31,
                                                           --------------------
Liabilities And Stockholders' Equity                         2007        2006
Current liabilities                                        --------    --------

    Accounts payable - trade                               $     90    $    439
    Accrued expenses                                            175         124
    Liabilities held for sale                                  --         6,642
                                                           --------    --------

                      Total Current Liabilities                 265       7,205


Long-term debt - related party                                6,921        --

Other long-term liabilities                                     459         418

                                                           --------    --------

                          Total liabilities                   7,645       7,623

Stockholders' equity
    Preferred stock, Series B                                     1           1
    Common stock, $.01 par value; authorized, 100,000,000
       shares; issued and outstanding, 986,939 shares at
          December 31, 2007 and 986,953 shares at
          December 31, 2006                                      10          10
    Additional paid-in capital                               55,992      55,992
    Accumulated deficit                                     (53,862)    (53,924)
                                                           --------    --------

                                                              2,141       2,079
                                                           --------    --------

Total Liabilities & Equity                                 $  9,786    $  9,702
                                                           ========    ========



        The accompanying notes are an integral part of these statements.


               CabelTel International Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)



                                                                    Year Ended
                                                                   December 31,
                                                          -----------------------------
                                                           2007       2006       2005
                                                          -------    -------    -------

Revenue
    Real estate operations                                $ 2,984    $ 3,033    $ 2,596
                                                          -------    -------    -------

Operating expenses
    Real estate operations                                  1,315      1,300      1,167
    Lease expense                                             845        939        931
    Corporate general and administrative                      796      1,091      1,191
                                                          -------    -------    -------
                                                            2,956      3,330      3,289
                                                          -------    -------    -------

                      Operating earnings (loss)                28       (297)      (693)

Other income (expense)
    Interest income                                           112        447        700
    Interest expense                                          (73)      (486)      (819)
    Gain (loss) on sale of assets, net                        750       --          (42)
    Other income (expense), net                               142      2,584        296
                                                          -------    -------    -------
                                                              931      2,545        135
                                                          -------    -------    -------

             Earnings (loss) from continuing operations       959      2,248       (558)
          Provision for income taxes                         (270)      (437)      --
                                                          -------    -------    -------

          Net income (loss) from continuing operations        689      1,811       (558)


Discontinued operations
    Loss from operations                                     (101)      (786)      (346)
    Gain (loss) from sale of assets                          (526)       276        (82)
                                                          -------    -------    -------

       Net loss from discontinued operations                 (627)      (510)      (428)
                                                          -------    -------    -------

Net income (loss) applicable to common shares                  62      1,301       (986)
                                                          =======    =======    =======

Earnings (loss) per common share - basic and diluted
    Continuing operations                                 $  0.70    $  1.83    $ (0.57)
    Discontinued operations                                 (0.64)     (0.51)     (0.44)
                                                          -------    -------    -------
                    Net earnings (loss) per share         $  0.06    $  1.32    $ (1.01)
                                                          =======    =======    =======

Weighted average common and equivalent shares
    outstanding - basic and diluted                           987        987        977


        The accompanying notes are an integral part of these statements.




               CabelTel International Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                      Year ended December 31,
                                                                2007           2006           2005
                                                               -------        -------        -------

Cash flows from operating activities
   Net earnings (loss) from continuing operations              $   689        $ 1,811        $  (558)
   Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities
         Depreciation and amortization                              47             31             41
         (Gain) loss from affiliates                                           (1,500)          --
         (Gain) from settlement with Sylvia Gilley                             (1,303)          --
         (Gain) loss on sale of assets                            --             --               39
         Change in deferred tax asset                              241            670           --
         Changes in operating assets and liabilities
             Other current and non-current assets                 (44)           (339)           272
             Accounts payable and other liabilities              (184)            473            612
                                                               -------        -------        -------
     Net cash provided by (used) in operating activities          749            (157)           406


Cash flows from investing activities
   Funding of a note receivable                                   (630)        (1,377)          --
   Investment mineral rights                                      (118)          --
   Purchase of property and equipment, net                         (49)           (30)          (107)
   Net repayment of notes receivable                               306            550
   Proceeds from sale of other real estate                        --             --            1,147
   Proceeds from sale of properties                               --             --            1,910
                                                               -------        -------        -------
     Net cash provided by (used in) investing activities          (679)        (1,219)         3,500

Cash flows from financing activities
   Proceeds from common stock issuance                            --               26           --
   Funding of a note receivable
   Payments on debt                                               --             --           (3,711)
                                                               -------        -------        -------
                Net cash provided by (used in)
                     financing activities                         --               26         (3,711)

Cash flows from discontinued operations
         Cash provided by operating activities                    (222)          (713)          (307)
         Cash provided by investing activities -
             proceeds from sale                                   --            1,737           --
                                                               -------        -------        -------
         Net cash provided by (used in) discontinued
             operations                                           (222)         1,024           (307)

               Net decrease in cash
                     and cash equivalents                         (152)          (326)          (112)
Cash and cash equivalents at beginning of year                     324            650            762
                                                               -------        -------        -------

Cash and cash equivalents at end of year                       $   172        $   324        $   650

         The accompanying notes are an integral part of this statement.






                                                                           December 31,
                                                                2007           2006           2005
                                                               -------        -------        -------
Supplemental information on cash flows is as follows:

Interest paid                                                     --              380            370

Non-cash investing and financing activities:
   Notes payable dissolved under rescission                       --           (7,245)          --
   Interest payable dissolved under rescission                    --             (991)          --
   Funds due from affiliate dissolved under rescission            --            8,236           --
   Notes receivable funded under rescission                       --            1,500           --
   Notes payable cancelled under Gilley settlement                --           (2,255)          --
   Interest payable cancelled under Gilley settlement             --             (857)          --
   Notes receivable transferred to Gilleys                        --            1,809           --
   Acquisition of leases for mineral rights                     (6,848)          --             --
   Notes payable for acquisition of mineral rights               6,848           --             --



         The accompanying notes are an integral part of this statement.


               CabelTel International Corporation and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)



                                                                                     Series J
                                         Series B              Series J         Preferred Stock           Common
                                      Preferred stock      Preferred stock       Contra Equity            Stock
                                    ------------------    -----------------    -----------------     -----------------
                                    Shares     Amount     Shares    Amount     Shares     Amount     Shares    Amount
                                    -------    -------    -------   -------    -------    -------    -------   -------

 Balance at December 31, 2004             1          1         32     3,150        (32)    (3,150)       977        10


         Net loss
                                    -------    -------    -------   -------    -------    -------    -------   -------

 Balance at December 31, 2005
                                          1          1         32     3,150        (32)    (3,150)       977        10
         Rescission of Series J
                  Preferred Stock                             (32)   (3,150)        32      3,150
         Exercised stock option                                                                           10       --
         Net income

                                    -------    -------    -------   -------    -------    -------    -------   -------
 Balance at December 31, 2006             1          1       --        --         --         --          987        10
         Net Income

                                    -------    -------    -------   -------    -------    -------    -------   -------
 Balance at December 31, 2007             1          1       --        --         --         --          987        10



         The accompanying notes are an integral part of this statement.

               CabelTel International Corporation and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)




                                       Additional  Accum-
                                        paid in    ulated
                                        capital   deficit     Total
                                       -------    -------    -------

  Balance at December 31, 2004          55,966    (54,239)     1,738


          Net loss                                   (986)      (986)
                                       -------    -------    -------

  Balance at December 31, 2005
                                        55,966    (55,225)       752
          Rescission of Series J
                   Preferred Stock
          Exercised stock option            26                    26
          Net income                                1,301      1,301

                                       -------    -------    -------
  Balance at December 31, 2006          55,992    (53,924)     2,079
          Net Income                                   62         62

                                       -------    -------    -------
  Balance at December 31, 2007          55,992    (53,862)     2,141







         The accompanying notes are an integral part of this statement.

               CabelTel International Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2007

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

     Certain balances for 2005 and 2006 have been reclassified to conform to the 2007 presentation.


     NOTE A - BUSINESS DESCRIPTION AND PRESENTATION

     Name Change
     -----------

     On February 10, 2005, Greenbriar Corporation changed its name to CabelTel International Corporation (which is referred throughout this report as "the Company" or "CIC")

     Acquisition of Leases for Mineral Interests
     -------------------------------------------

     On November 21, 2007, a wholly owned subsidiary of CabelTel International Corporation entered into an agreement with Source Rock of Arkansas, LLC, a Nevada limited liability company ("SRA"), a related party to acquire 1,712 net acres of mineral leasehold interests in four separate sections of land in the Fayetteville Shale area of Arkansas in exchange for the issuance of a promissory note. Through such arrangement, the subsidiary also acquired two separate options to acquire additional leasehold acreage through August 15, 2008. The Company and its subsidiary intend to, subject to the availability of funds, develop such acreage through drilling of one or more exploratory wells on the property acquired. The acquisition price was $4,000 per net acre payable on December 31, 2010 with interest at 9.5% per annum. The two separate options to acquire additional acreage cover leasehold interests on 1,815 net acres and 583 net acres in the same county in Arkansas at the same price of $4,000 per net acre.

     Acquisition and Disposition of CableTEL AD
     ------------------------------------------

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

     The Company, as a "break up fee", received a $1,500,000 participation in a 9 1/2% tax free bond. The bond has a total face value of $2,406,850. In June 2006, the Company recorded $1,467,000 as other income, representing the $1,500,000, net of expenses.

     Disposition of Gaywood Oil & Gas
     --------------------------------

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

     Disposition of Gainesville Outlet Mall
     --------------------------------------

     Effective December 31, 2007, the Company transferred all its ownership in the Gainesville Outlet Mall and approximately 40 acres of undeveloped land. The mall, which the Company acquired in 2003, has incurred both cash and accounting losses for the past several years. The Company recorded an impairment loss of $314,000 in the quarter ended March 31, 2007. Subsequent to March 31, 2007 the Company did not fund any cash shortfalls incurred by the mall.

     Nature of Operations
     --------------------

     As of December 31, 2007, the Company leases and operates a retirement community in King City Oregon, with a capacity of 114 residents.



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

Depreciation
------------

Depreciation is provided for in amounts sufficient to relate the cost of property and equipment to operations over their estimated service lives, ranging from 3 to 40 years. Depreciation is computed by the straight-line method. Depreciation expense, included in operations expenses, was $396,000, $369,000 and $389,000 for 2007, 2006 and 2005, respectively.

Accounting for Leases
---------------------

Leases of property, plant and equipment where the Company assumes substantially all the benefits and risks of ownership are classified as finance leases. Finance leases are capitalized at the estimated present value of the underlying lease payments. Each lease payment is allocated between the liability and finance charges so as to achieve a constant rate on the finance balance outstanding. The corresponding rental obligations, net of finance charges, are included in other long-term payables. The interest element of the finance charge is charged to the income statement over the lease period. Property, plant and equipment acquired under finance leasing contracts are depreciated over the useful life of the asset.

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

Stock Options
-------------

The Company follows Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123R") for its stock options. The effect of SFAS 123R is immaterial to the Company's financial statements.

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

NOTE C - SHORT TERM NOTE RECEIVABLE - RELATED PARTY

In July 2006, the Company made an unsecured $1,377,000 loan to Source Rock of Arkansas, LLC (a company that is 20% owned by an entity deemed to be related to CabelTel). The loan has an annual interest rate of 8% with principal and interest payable within 30 days after demand, and if not sooner demanded, on July 17, 2007. Effective July 17, 2007 the existing accrued interest was added to the principal balance, which increased the principal balance to $1,487,160, and the maturity date was extended to July, 17, 2009. All other terms of the note remain the same.

On November 20, 2007 the company made a $630,000 loan to Prime Income Asset Management, Inc. The loan has an annual interest rate of 8 1/2 % with principal and interest payable within 30 days after demand.

NOTE D - LONG TERM NOTES RECEIVABLE

As a result of the sale of a property in 2001,  the Company  holds a  tax-exempt note in the amount of $830,000, bearing interest at 9.5%. The note matures on August 1, 2031. The repayment of the note and interest thereon is limited to the cash flow of the property either from operations, refinancing or sale. The Company has deferred gains in the amount of $521,000 as well as unpaid interest due. The Company has been recognizing income when cash is received.

As a result of the CableTEL AD rescission, the Company holds a $1,500,000 participation in a tax-exempt note with a face amount of $2,406,000, bearing interest at 9.5%. The note matures on August 20, 2037. The repayment of the note and interest thereon has been limited to the cash flow of the property either from operations, refinancing or sale.

In November 2006 the Company settled an obligation to Sylvia Gilley, wife of a former CEO of the Company, and, as part of that settlement, the $830,000 note and the $1,500,000 participation discussed above were assigned to Mrs. Gilley - see Note F - Notes Payable.

As a result of the CableTEL AD rescission, the Company holds a $1,500,000 participation in a tax-exempt note with a face amount of $2,406,000, bearing interest at 9.5%. The note matures on August 20, 2037. The repayment of the notes and interest thereon is limited to the cash flow of the property either from operations, refinancing or sale.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values at December 31, 2007 and 2006:

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

NOTE F - NOTES PAYABLE

LONG TERM DEBT

    Long-term debt is comprised of the following (in thousands):

                                                    2007               2006
                                                 ------------      -------------
              Note payable to Source Rock of     $    6,921        $        --
              Arkansas, LLC, a related party,
              and accrued interest at 9.5% per
              annum

                   Less current maturities                --                 --

                                                 ============      =============
                                                 $    6,921        $        --
                                                 ============      =============

    Aggregate annual principal maturities of long-term debt at December 31, 2007 are as follows (in thousands):

         2008                             --
         2009                             --
         2010                           6,921
         2011                             --
         2012                             --
         Thereafter                       --
                                  ---------------

                                  $     6,921
                                  ===============

In November 2002, the Company converted an existing obligation to Sylvia Gilley, the wife of the former CEO, into a note for $2,255,000 with interest accruing at 10% per year. At November 30, 2006, the total obligation to Sylvia Gilley was $3,112,148. The Company and Mrs. Gilley have negotiated a settlement whereby Mrs. Gilley will agree to cancel the obligation owed to her in exchange for:

     o The transfer of two notes receivable from third parties currently held by the Company. At November 30, 2006 these notes had a book value of $1,809,000 (see NOTE D - Long Term Notes Receivable)

     o 10% of the cash flow from Pacific Pointe, a retirement facility leased by the Company, for as long as the Company holds the lease; and

     o    Interest received from the notes since June 2006.

The transaction resulted in the Company being relieved of a $3,112,148 obligation and, based upon the value of the assets provided to Mrs. Gilley, recording a gain of $1,034,000, which has been reflected as other income in 2006.


NOTE G - OPERATING LEASES

The Company leases a retirement community under an operating lease in which the basic term expires December 31, 2011, and has operating leases for equipment and office space. The leases generally provide that the Company pay property taxes, insurance and maintenance.

Future minimum payments following December 31, 2007 are as follows (in thousands):

           2008                             931
           2009                             948
           2010                             965
           2011                             983
                                    -----------

                                    $     3,827

Lease  expense  in 2007,  2006 and 2005 was  $923,000,  $939,000  and  $932,000,
respectively.


NOTE H - EARNINGS PER SHARE

The following table sets forth the computations of pro forma basic and diluted earnings per share from continuing operations (in thousands, except per share data):

                                                                    Year ended December 31,
                                                             2007           2006           2005
                                                          ---------      ---------      ---------

   Numerator:
     Net income (loss) from continuing operations         $     689      $   1,811      $    (558)
     Net income (loss) from discontinued operations            (627)          (510)          (428)

   Denominator:
     Shares used in basic earnings per share
       calculation                                              987            987            977

   Effect of diluted securities:
     Employee stock options                                    --             --             --

   Pro forma basic earnings per share from
     continuing operations                                $    0.70      $    1.83      $   (0.57)
   Pro forma basic earnings per share from
     discontinued operations                                  (0.64)         (0.51)         (0.44)

   Pro forma diluted earnings per share                   $    0.06      $    1.32      $   (1.01)

     Shares used in diluted earnings per share
       calculations                                             987            987            977



NOTE I - INCOME TAXES

At December 31, 2007, the Company had net operating loss carry forwards of approximately $19,800,000, which expire between 2012 and 2024.


Deferred tax assets and liabilities were comprised of the following (in thousands):
                                                                                     Year ended
                                                                                    December 31,
                                                                               2007               2006
                                                                         -------------      -------------

Deferred tax assets:
     Net operating loss carry forwards                                   $       7,343      $       7,363
     Alternative minimum tax carry forwards                                        324                324
     Other                                                                         496                496
                                                                         -------------      -------------
     Total deferred tax assets                                                   8,163              8,183
Valuation allowance                                                              (7913)            (7,692)
                                                                         --------------     --------------

     Net deferred tax asset                                              $         250      $         491
                                                                         =============      =============

Tax computed at the federal statutory rate of 34% (in thousands):
                                                                                               Year ended
                                                                                              December 31,
                                                                               2007               2006               2005
                                                                         ---------------    ---------------   ---------------
Federal income tax expense (benefit) at the statutory rate               $          270     $          670    $         (331)
Change in deferred tax asset valuation allowance,
     attributable to continuing operations                                         (270)              (670)             (331)
                                                                         ---------------    ---------------   ---------------



Federal income tax expense                                                $          --      $           --     $           --
                                                                         ===============     ===============    ===============


     Changes in the deferred tax valuation allowance result from assessments made by the Company each year of its expected future taxable income available to absorb its carry forwards. The Company believes that it is more likely than not that the net deferred tax asset at December 31, 2007, of $250,000 will be realized. However, this evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accordingly, the ultimate realization of the net deferred tax asset could be less than the carrying amount.

     NOTE J - STOCKHOLDERS' EQUITY

     Outstanding Preferred Stock
     ---------------------------

     Preferred stock consists of the following (amounts in thousands):                  Year Ended
                                                                                       December 31,
                                                                                       2007           2006
                                                                                 -----------    -----------



                                                                                          1              1
     Series B convertible  preferred stock, $10 par value,  liquidation value of -----------    -----------
     $100, authorized 100 shares, issued and outstanding one share

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


Information with respect to stock option activity is as follows:


                                                                  Weighted
                                                                  average
                                                                  exercise
                                                 Shares            price
                                              ------------    --------------

Outstanding December 31, 2005                    60,000         $ 2.60
         Exercised                              (10,000)          2.60
         Cancelled                                   --

Outstanding December 31, 2006                    50,000         $ 2.60

Outstanding December 31, 2007                    50,000         $ 2.60

Additional information about stock options outstanding at December 31, 2007 is summarized as follows:

                            Options outstanding and exercisable
                                           Weighted Average
                               Number         Remaining         Weighted average
Range of exercise price     Outstanding    contractual life     exercise price
                            ------------   ----------------     --------------
     $      2.60                 50,000             1.0              $2.60


NOTE K - GAIN (LOSS) ON SALE OF ASSETS

The Company leases and operates the Pacific Pointe  Retirement Inn in King City,
Oregon. On November 16, 2007 the Company sold, to an unrelated third party, a portion of its future cash flow from its Retirement Center in Oregon for a cash payment of $750,000. More specifically the Company sold 25% of the cash flow for the 60 month period ending November 2012. For the period December 2012 through December 2022 the buyer will receive 10% of the cash flow from the retirement center.


NOTE L - OTHER INCOME (EXPENSE)

Other income (expense) consists of the following: (amounts in thousands)

                                                                          Year ended December 31,
                                                                    2007            2006            2005
                                                                   ------          ------          ------

Breakup fee upon the rescission of the Cabeltel
AD acquisition                                                     $ --            $1,467          $ --
                                                                   ------          ------          ------
Gain from the settlement with Sylvia Gilley                          --             1,034            --
                                                                   ------          ------          ------
Collection of previously deferred receivables                        --                61             145
                                                                   ------          ------          ------
Other                                                                 142              22             151
                                                                   ------          ------          ------

                                                                   $  142          $2,584          $  296
                                                                   ======          ======          ======


NOTE M - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

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

During 2007, the Company transferred ownership of the Gainesville Outlet Mall to an unrelated third party.

The following table shows discontinued operations detail for 2007, 2006 and 2005, respectively (amounts in thousands).

                                                 December 31,
                                         2007       2006       2005
                                        -------    -------    -------
Revenue
 Oil & gas operations                      --      $   995    $ 1,723
 Outlet mall                               --        1,235      1,501
 Other                                     --         --           41
                                        -------    -------    -------

                                                     2,230      3,265
Operating expenses
 Oil and gas operating expenses            --          674      1,245
 Outlet mall                               (101)     1,760      1,486
 Depreciation and amortization             --           53        473
 Corporate general and administrative      --         --         --
                                        -------    -------    -------

                                           (101)     2,487      3,204

Operating income                           (101)      (257)        64

Other income (expense)
 Interest expense                          --         --         (398)
 Gain (Loss) on sale of assets             (526)      --          (82)
 Other                                     --         --           (9)
                                        -------    -------    -------

                                           (526)      --         (489)

Earnings before income tax                 (627)      (257)      (428)

 Income tax                                --         (253)      --

       Net earnings                     $  (627)   $  (510)   $  (428)
                                        =======    =======    =======


NOTE N - CONTINGENCIES

Chesapeake  Exploration  Limited  Partnership  and  Chesapeake  Operating,  Inc.
--------------------------------------------------------------------------------
("Chesapeake")
--------------

In January 2006, the Company entered into a joint operating agreement evidencing its acquisition of a 5% interest in two gas wells being drilled and ultimately operated by Chesapeake. The Company relied on the cost projections provided by Chesapeake to make its investment decision. Subsequent to its investment the Company received an invoice from Chesapeake for $556,217 which, according to Chesapeake, represents the Company's 5% share of additional costs incurred by Chesapeake in drilling the wells. The Company believes that these additional costs far exceed any reasonable expense that should have been incurred in drilling the two wells and were incurred without notifying the Company of such expenses. The Company has requested an accounting of the additional expenses and a reconciliation of the final costs to the cost estimates previously presented.
In April 2007, Chesapeake filed a lawsuit against the Company and others in State District Court in Tarrant County, Texas.


Management intends to vigorously defend this action. However, should the Company not prevail, Source Rock of Arkansas, LLC, an entity affiliated with the Company, has agreed to fully indemnify the Company for any losses it might incur in this matter.

Other

The Company has been named as a defendant in other lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.


NOTE O - QUARTERLY DATA (UNAUDITED)

The table below reflects the Company's selected quarterly information for the years ended December 31, 2007 and 2006. Certain 2006 amounts have been reclassified to conform to the current presentation of discontinued operations.
All amounts shown are in thousands.

                                                         First           Second            Third            Fourth
                 Year ended December 31, 2007           Quarter          Quarter          Quarter           Quarter
                                                        -------          -------          -------           -------

Revenue                                                $   721          $   761          $   751          $   751
Operating (expense)                                       (560)            (543)            (526)            (531)
Corporate general and administrative expense              (209)            (251)            (225)            (111)
Other income (expense) net                                  94               27              105              705
Provision for income taxes                                --               --               --               (270)
Net income (loss) from continuing operations                46               (6)             105              544
Gain (loss) from discontinued operations                  (627)            --               --               --
Income (loss) allocable to common shareholders            (581)              (6)             105              544
Income (loss) per common share -
         basic and diluted                               (0.59)           (0.01)            0.11             0.55




                 Year ended December 31, 2006            First           Second            Third            Fourth
                                                        Quarter          Quarter          Quarter           Quarter
                                                        -------          -------          -------           -------

Revenue                                                $   777          $   682          $   708          $   866
Operating (expense)                                       (607)            (546)            (546)            (540)
Corporate general and administrative expense              (348)            (249)            (202)            (292)
Other income (expense) net                                 (37)           1,995              302              285
Net income (loss) from continuing operations              (215)           1,882              262              319
Provision for income taxes                                --               (233)            --               (204)
Gain (loss) from discontinued operations                   (83)             383             (390)            (420)
Income (loss) allocable to common shareholders            (298)           2,032             (128)            (305)
Income (loss) per common share -
         basic and diluted                             $ (0.31)         $  2.08          $ (0.14)         $ (0.31)


NOTE P - SUBSEQUENT EVENT

Sale of Common Stock

On March 18, 2008, the Company completed the sale of 950,000 newly registered shares of its common stock to URC Energy, LLC. ("URC") for $3.00 per share or $2,850,000. This brought total shares of common stock outstanding to 1,969,939 shares and gave URC 49.05% of the outstanding shares of the Company's common stock. URC is a related party. As a group related parties control approximately 69% of the Company's issued and outstanding common stock.