Form 10-Q
period 2008-03-31
CabelTel International Corp
filed 2008-05-15
CIK 105744

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

                      FOR THE QUARTER ENDED MARCH 31, 2008
                                       or
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 (972) 407-8400
              (Registrant's telephone number, including area code)
              ---------------------------------------------------



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock, $.01 par value                            1,936,935
     ----------------------------                            ---------
               (Class)                             (Outstanding at May 14, 2008)
================================================================================

                       CABELTEL INTERNATIONAL CORPORATION
                     Index to Quarterly Report on Form 10-Q
                           Period ended March 31, 2008


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


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................10

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........12

   Item 4.  Controls and Procedures...........................................13

PART II:  OTHER INFORMATION...................................................14

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......14

   Item 6.  Exhibits..........................................................14

   Signatures.................................................................17

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                       CabelTel International Corporation
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                         March 31,  December 31,
Assets                                                     2008         2007
                                                        (Unaudited)
                                                         -------       -------
Current assets
         Cash and cash equivalents                       $    35       $   172
         Notes and interest receivable - related party     5,123         2,200
         Other current assets                                291             8
                                                         -------       -------

                  Total current assets                     5,449         2,380

Investment in mineral rights                               6,848         6,848

Property and equipment, at cost
         Land and improvements                                20            20
         Buildings and improvements                          171           172
         Equipment and furnishings                           355           336
                                                         -------       -------
                                                             546           528

         Less accumulated depreciation                       406           397
                                                         -------       -------
                                                             140           131

Deferred tax asset                                           250           250

Other assets                                                 196           177
                                                         -------       -------

Total Assets                                             $12,883       $ 9,786
                                                         =======       =======








              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.


                       CabelTel International Corporation
                     Consolidated Balance Sheets - continued
                  (amounts in thousands, except share amounts)

                                                             March 31,       December 31,
Liabilities and stockholders' equity                            2008           2007
                                                            (Unaudited)
                                                             --------        --------
Current liabilities
         Accounts payable - trade                            $     78        $     90
         Accrued expenses                                         251             175
                                                             --------        --------


                  Total current liabilities                       329             265

Long-term debt - related party                                  7,083           6,921

Other long-term liabilities                                       443             459
                                                             --------        --------

                  Total liabilities                             7,855           7,645

Stockholders' equity
         Preferred stock, Series B                                  1               1
         Common stock $.01 par value; authorized,
               100,000,000 shares; 1,936,939 shares at
               March 31, 2008 and 986,939 shares at
               December 31, 2007 issued and outstanding            19              10
         Additional paid-in capital                            58,814          55,992
         Accumulated deficit                                  (53,806)        (53,862)
                                                             --------        --------

                                                                5,028           2,141
                                                             --------        --------

Total Liabilities and Equity                                 $ 12,883        $  9,786
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




                       CabelTel International Corporation
                      Consolidated Statements of Operations
                  (amounts in thousands, except per share data)


                                                        For The Three Month
                                                            Period Ended
                                                             March 31,
                                                        2008          2007
                                                      -------       -------
                                                           (Unaudited)
Revenue
         Real estate operations                       $   704       $   721
                                                      -------       -------

Operating expenses
         Real estate operations                           315           320
         Lease expense                                    236           240
         Corporate general and administrative             261           209
                                                      -------       -------
                                                          812           769
                                                      -------       -------

         Operating loss                                  (108)          (48)

Other income (expense)
         Interest income                                   52            29
         Interest expense                                (162)         --
         Other income                                     274            65
                                                      -------       -------
                                                          164            94
                                                      -------       -------

         Net income from continuing operations             56            46
                                                      -------       -------

Discontinued operations
         Loss from operations                            --            (159)
         Provision for asset impairment                  --            (314)
                                                      -------       -------
         Net loss on discontinued operations             --            (473)
                                                      -------       -------

Net income (loss) applicable to common shares              56       $  (427)
                                                      =======       =======

Net earnings (loss) per common share -
     basic and diluted
         Continuing operations                        $  0.04       $  0.04
         Discontinued operations                         --           (0.47)
                                                      -------       -------

         Net income (loss) per share                  $  0.04       $ (0.43)
                                                      =======       =======
Weighted average of common and equivalent shares
     outstanding - basic and diluted                    1,133           987



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.






                       CabelTel International Corporation
                      Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                                          For the Three Month
                                                                         Period Ended March 31,
                                                                          2008            2007
                                                                         -------         -------
(Unaudited) (Unaudited)
Cash flows from operating activities
         Net earnings from continuing operations                         $    56         $    46
         Adjustments to reconcile net earnings (loss) to net
                  cash provided by operating activities
              Depreciation and amortization                                   13              12
              Changes in operating assets and liabilities
                  Interest receivable                                        (98)            (29)
                  Other current and non-current assets                      (307)            (23)
                  Other assets                                               (23)            152
                  Accounts payable and other liabilities                      48             (53)
                  Interest payable                                           162            --
                                                                         -------         -------
              Net cash provided by (used in) operating activities           (149)            105

Cash flows used in investing activities
         Loan to affiliate                                                (2,800)           (100)
         Fixed asset additions                                               (19)             (7)
                                                                         -------         -------
              Net cash used in investing activities                       (2,819)           (107)

Cash flows from financing activities
         Sale of common stock                                              2,831            --
                                                                         -------         -------

              Net cash provided by financing activities                    2,831            --

Cash flows from discontinued operations
         Cash used by operating activities                                  --               (46)
         Cash used by financing                                             --               (22)
                                                                         -------         -------

              Net cash used in discontinued operations                      --               (68)

              NET DECREASE IN CASH AND
                     CASH EQUIVALENTS                                       (137)            (70)

         Cash and cash equivalents at beginning of period                    172             324
                                                                         -------         -------

         Cash and cash equivalents at end of period                      $    35         $   254
                                                                         =======         =======


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                       CabelTel International Corporation
                   Notes To Consolidated Financial Statements

Note A: Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of CabelTel International Corporation and its majority-owned subsidiaries (collectively, "CIC" or the "Company"). All significant intercompany transactions and accounts have been eliminated. Certain 2007 balances have been reclassified to conform to the 2008 presentation.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2007. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2008.

Note B: Business Description

Acquisition of Leases for Mineral Interests

On November 1, 2007, a wholly owned subsidiary of CabelTel International Corporation entered into an agreement with Source Rock Energy of Arkansas, LLC, a Nevada limited liability company ("SRA"), a related party, to acquire 1,712 net acres of mineral leasehold interests in four separate sections of land in the Fayetteville Shale area of Arkansas in exchange for the issuance of a promissory note. The acquisition price was $4,000 per net acre payable on December 31, 2010 with interest at 9.5% per annum. The subsidiary also acquired two separate options to acquire additional leasehold interests of 1,815 net acres and 583 net acres in the same county in Arkansas at the same price of $4,000 per net acre.

At the time of the acquisition it was the Company's intention, subject to the availability of funds, to drill and develop gas wells on the acreage.

Pacific Pointe Retirement Inn

As of December 31, 2007, the Company leases and operates a retirement community in King City, Oregon, with a capacity of 114 residents.

Gainesville Outlet Mall

The Gainesville Outlet Mall, which the Company acquired in 2003, has incurred both cash and accounting losses since its acquisition. The Company incurred operating losses of $159,000 at the mall and recorded an impairment loss of $314,000 in the quarter ended March 31, 2007. Subsequent to March 31, 2007 the

Company did not fund any cash shortfalls incurred by the mall. Beginning in April 2007 the operating losses at the mall were funded by an unrelated third party who had guaranteed the bank debt. Effective December 31, 2007, the Company transferred all of its ownership in the mall and approximately 40 acres of undeveloped land to the unrelated third party.


Note C: Short-Term Note Receivable - Related Party

The Company has been developing a program to acquire and develop acreage and drill gas wells in the Fayetteville, Arkansas area and has been raising cash to achieve its objectives. Until such time as the funds are needed the Company has invested the funds in short term notes with related parties.

In July 2006, the Company made an unsecured $1,377,000 loan to Eurenergy Resources Corporation (a company that is 20% owned by an entity deemed to be related to CabelTel). The loan has an annual interest rate of 8% with principal and interest payable within 30 days after demand, and if not sooner demanded, on July 17, 2007. Effective July 17, 2007 the existing accrued interest was added to the principal balance, which increased the principal balance to $1,487,160, and the maturity date was extended to July, 17, 2009. All other terms of the note remain the same. As of March 31, 2008, the principal and interest due totaled $1,568,096.

In November 2007, the Company made an unsecured $630,000 loan to Prime Income Asset Management, Inc., a related party. The loan has an annual interest rate of 8 1/2 % with principal and interest payable within 30 days after demand. As of March 31, 2008 principal and interest due totaled $643,387.

On March 18, 2008, the Company sold 950,000 shares of common stock to a related party for $2,850,000 after expenses. The Company made an unsecured $2,800,000 loan to Prime Income Asset Management, Inc., a related party. The loan has an annual interest rate of prime plus two percent with principal and interest payable within 30 days after demand, and if not sooner demanded, on March 6, 2009. As of March 31, 2008, principal and interest due totaled $2,811,317.

Note D: Discontinued Operations

The  operation  of  the  Gainesville   outlet  mall  has  been  reflected  as  a
discontinued operation in 2007. (See Note B).


                                             Three Months
Discontinued Operations                         Ended
                                           March 31, 2007
                                            ------------

Revenue                                     $     542

Operating Expenses                                663
                                            ------------
Operating loss                                   (121)

Income (Expense)
Interest expense                                  (78)
Other income                                       40
                                            ------------
Loss from continuing operations                  (159)

Loss on sale of assets                           (314)
                                            ------------

Net loss on discontinued operations         $    (473)
                                            ============




Note E: Contingencies

The Company is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition, results of operations or liquidity.

Note F:  Subsequent Events.

On May 9, 2008 the Company sold certain mineral leasehold rights in the Fayetteville Shale area of Arkansas to an unrelated third party. In addition to selling approximately 1,712 acres, simultaneous with the sale the Company exercised its option to acquire an additional 2,398 acres and sold such acreage to the unrelated third party. The sales resulted in the Company receiving net cash of approximately $16,440,000 and recording an after tax gain of approximately $14,500,000.

The Company intends to continue to pursue opportunities to acquire existing oil and gas operations and or acquire mineral leasehold rights for the purpose of developing oil and gas operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------


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


Liquidity and Capital Resources

At March 31, 2008, the Company had current assets of $5.4 million and current liabilities of $329,000.

Cash and cash equivalents at March 31, 2008 were $35,000, as compared to $172,000 at December 31, 2007.

Net cash used in operating activities was $149,000 for the three months ended March 31, 2008. During the three-month period, the Company had a net income of $56,000.

Net cash used in investing activities was $2,819,000 for the three months ended March 31, 2008, consisting of a short term loan to an affiliate of $2,800,000 and the purchase of $19,000 of equipment at the Company's retirement community.

Net cash from financing activities was $2,831,000 for the three months ended March 31, 2008, consisting of net funds raised from the sale of 950,000 shares of common stock.


Results of Operations

The Company reported net income of $56,000 for the three months ended March 31, 2008, as compared to a net loss of $427,000 for the three month period ended March 31, 2007.

For the three months ended March 31, 2008, the Company recorded revenues of $704,000 from its retirement property compared to $721,000 for the three months ended March 31, 2007. The Company's retirement property is fully occupied and it is anticipated that it will remain so during 2008.

For the three months ended March 31, 2008, operating expenses and lease expense at the retirement property were $551,000 as compared to $560,000 for the three months ended March 31, 2007.

For the three months ended March 31, 2008, corporate general & administrative expenses were $261,000 as compared to $209,000 for the three months ended March 31, 2007. The increase was due to increases in professional fees.

For the three months ended March 31, 2008, interest income was $52,000 compared to $29,000 for the three months ended March 31, 2007. The increase is due to the Company's increased investment in interest bearing notes.

The Company recorded interest expense for the three months ended March 31, 2008, of $162,000 as compared to no interest expense for the same period in 2007. A wholly owned subsidiary of the Company purchased leasehold interests in November 2007 in approximately 1,712 acres of land in the Fayetteville Shale area of Arkansas in exchange for a note with interest at 9.5% per annum.

Other income was $274,000 for the three months ended March 31, 2008, as compared to $65,000 for the same period in 2007. The increase was due to the collection of back interest from a mortgage bond receivable due to the sale of a property in August 2001. Because the mortgage bond was payable based on cash flow and profit of the property, the uncollected interest was not recorded until collected.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

Interest Rate Risk

Nearly all of the Company's debt is financed at fixed rates of interest. Therefore, the Company has minimal risk from exposure to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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


                           PART II: OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

During  the  period  of time  covered  by this  Report,  CabelTel  International
Corporation  did not  repurchase any of its equity  securities  under any formal repurchase  plan.  The  following  table sets forth a summary  for the  quarter, indicating no repurchases  were made under a formal program and that, at the end of the period covered by this Report,  no specified  number of shares may yet be repurchased under any program in place.
                                                                                               Maximum
                                                                         Total Number         Number of
                                                                          of Shares        Shares that May
                                                                         Purchased as          Yet be
                                        Total Number   Average Price   Part of Publicly       Purchased
                                         of Shares       Paid per         Announced           Under the
   Period                                Purchased        Share           Program             Program(a)
   ------                              -------------------------------------------------------------------


Balance as of December 31,
2007............................          --               --                --                 --

January 1-31, 2008..............          --               --                --                 --

February 1-29, 2008.............          --               --                --                 --

March 1-31, 2008 ...............          --               --                --                 --

Total ..........................          --               --                --                 --



(a) As a courtesy to stockholders of less than 100 shares and to relieve such stockholders of having to pay a broker's commission, the Company, although not obligated to do so, has periodically repurchased its common stock at the then most recent closing price of the Company's common stock on the last trading day before the stock certificate(s) is (are) actually received by the Company from the stockholder. The number of such shares purchased in any period of time has been minimal. None were purchased during the quarter ended March 31, 2008.

On March 18, 2008, the Company completed the sale of 950,000 newly registered shares of its common stock to URC Energy, LLC ("URC") for $3.00 per share, or $2,850,000. This brought total shares of common stock outstanding to 1,969,939 shares and gave URC 49.05% of the outstanding shares of the Company's common stock. URC is a related party. As a group, related parties control approximately 69% of the Company's issued and outstanding common stock.


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

31.1* Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, of Principal Executive Officer and Chief Financial Officer

32.1* Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350

*Filed herewith.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CabelTel International Corporation


Date: May 15, 2008                        By:  /s/ Gene S. Bertcher
                                          ----------------------------------
                                          Gene S. Bertcher, Principal Executive
                                          Officer, President and Chief Financial
                                          Officer