Form 10-Q
period 2008-06-30
New Concept Energy, Inc.
filed 2008-08-13
CIK 105744

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

                       FOR THE QUARTER ENDED JUNE 30, 2008
                                       or
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM     TO

                        Commission File Number 000-08187
                            NEW CONCEPT ENERGY, INC.
                  (formerly Cabeltel International Corporation)
             (Exact Name of Registrant as Specified in Its Charter)

                     Nevada                             75-2399477
         ------------------------------       ------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Common Stock, $.01 par value                            1,936,935
    ----------------------------                            ---------
              (Class)                           (Outstanding at August 13, 2008)
================================================================================

                            NEW CONCEPT ENERGY, INC.
                     Index to Quarterly Report on Form 10-Q
                           Period ended June 30, 2008


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


   Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................9

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........12

   Item 4.  Controls and Procedures...........................................13

PART II:  OTHER INFORMATION...................................................14

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......14

   Item 6.  Exhibits..........................................................14

   Signatures.................................................................16

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                            New Concept Energy, Inc.
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                        June 30,    December 31,
Assets                                                    2008          2007
                                                       (Unaudited)
                                                         -------      -------

Current assets
         Cash and cash equivalents                       $   159      $   172
         Notes and interest receivable - related party    16,149        2,200
         Other current assets                                 11            8
                                                         -------      -------

                  Total current assets                    16,319        2,380

Investment in mineral rights                                --          6,848

Deposit for oil & gas acquisitions                         5,429         --

Property and equipment, at cost
         Land and improvements                                20           20
         Buildings and improvements                          172          172
         Equipment and furnishings                           373          336
                                                         -------      -------
                                                             565          528

          Less accumulated depreciation                      417          397
                                                         -------      -------
                                                             148          131

Deferred tax asset                                          --            250

Other assets                                                 250          177
                                                         -------      -------

Total Assets                                             $22,146      $ 9,786
                                                         =======      =======









              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                            New Concept Energy, Inc.
                     Consolidated Balance Sheets - Continued
                  (amounts in thousands, except share amounts)

                                                          June 30,  December 31,
Liabilities and Stockholders' equity                        2008        2007
                                                        (Unaudited)
                                                          --------    --------
Current liabilities
         Accounts payable - trade                         $     82    $     90
         Income taxes payable                                1,376        --
         Accrued expenses                                      266         175
                                                          --------    --------

                  Total current liabilities                  1,724         265

Long term debt - related party                                --         6,921

Other long-term liabilities                                    428         459
                                                          --------    --------

                  Total liabilities                          2,152       7,645

Stockholders' equity
         Preferred stock, Series B                               1           1
         Common stock $.01 par value; authorized,
                  100,000,000 shares; 986,943 shares at
                  June 30, 2007 and 1,936,985 shares at
                  June 30, 2008 issued and outstanding          19          10
         Additional paid-in capital                         58,814      55,992
         Accumulated deficit                               (38,840)    (53,862)
                                                          --------    --------

                                                            19,994       2,141
                                                          --------    --------
Total Liabilities and Equity                              $ 22,146    $  9,786
                                                          ========    ========












              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.


                            New Concept Energy, Inc.
                      Consolidated Statements of Operations
                  (amounts in thousands, except per share data)


                                                                For The Three Month             For The Six Month
                                                                   Period Ended                    Period Ended
                                                                     June 30,                        June 30,
                                                               2008            2007            2008            2007
                                                             --------        --------        --------        --------
(Unaudited) (Unaudited)
Revenue
         Real estate operations                              $    699        $    761        $  1,403        $  1,482
                                                             --------        --------        --------        --------

Operating expenses
         Real estate operations                                   313             324             628             630
         Lease expense                                            237             219             473             459
         Corporate general and administrative                     264             251             525             474
                                                             --------        --------        --------        --------
                                                                  814             794           1,626           1,563
                                                             --------        --------        --------        --------

                  Operating loss                                 (115)            (33)           (223)            (81)

Other income (expense)
         Interest income                                          198              27             250             111
         Interest expense                                         (68)           --              (230)           --
               Gain on the sale of leasehold interests         16,440            --            16,440            --

         Other income net                                         138            --               412              10
                                                             --------        --------        --------        --------
                                                               16,708              27          16,872             121
                                                             --------        --------        --------        --------

         Earnings (loss) from continuing operations            16,593              (6)         16,649              40
         Provision for income taxes                             1,626            --             1,626            --
                                                             --------        --------        --------        --------

         Net income (loss) from continuing operations          14,967              (6)         15,023              40

                                                             --------        --------        --------        --------
Discontinued Operations
         Loss from operations                                    --              --              --              (159)
         Provision for asset impairment                          --              --              --              (314)
                                                             --------        --------        --------        --------
         Loss from discontinued operations                                       --              --              (473)
                                                             --------        --------        --------        --------

Net income (loss) applicable to common shares                  14,967              (6)         15,023            (433)
                                                             ========        ========        ========        ========

Earnings (loss) per share - basic and diluted
         Continuing operations                               $   7.73        $  (0.01)       $   7.84        $   0.04
         Discontinued operations                                 --              --              --             (0.48)
                                                             --------        --------        --------        --------

         Net income (loss) per share                         $   7.73        $  (0.01)       $   7.84        $  (0.44)
                                                             ========        ========        ========        ========

Basic weighted average common shares                            1,937             986           1,916             986

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.





                            New Concept Energy, Inc.
                      Consolidated Statements of Cash Flows
                             (amounts in thousands)

                                                                            For the Six Month
                                                                          Period Ended June 30,
                                                                            2008        2007
                                                                          --------    --------
(Unaudited) (Unaudited)
Cash flows from operating activities
         Net income from continuing operations                             $ 15,023    $     40
         Adjustments to reconcile net income (loss) to net
                  cash (provided by) used in operating activities
         Depreciation, depletion and amortization                                25          25
         Gain on sale of mineral interests                                  (16,440)       --
         Changes in deferred taxes                                              250
         Changes in operating assets and liabilities
                  Interest receivable                                            82         (54)
                  Other current and non-current assets                           (3)         36
                  Other assets                                                 --           163
                  Income taxes payable                                        1,376
                  Accounts payable, accrued and other liabilities               (27)       (210)
                                                                           --------    --------

                     Net cash provided by  operating activities                 286        --


Cash flows provided by (used in) investing activities
         Proceeds from the sale of mineral rights                            23,288        --
         Loans to affiliates                                                (14,032)       --
         Deposit paid for the future purchase of oil & gas wells             (5,429)       --
         Fixed asset additions                                                  (36)        (23)
                                                                           --------    --------

                     Net cash provided by (used in) investing activities      3,791         (23)


Cash flow provided  from (used in) financing activities
         Proceeds from the issuance of common stock                           2,831        --
         Payment of notes payable                                            (6,921)       --
                                                                           --------    --------

                     Net cash  used by financing activities                  (4,090)       --


Cash flows from discontinued operations
         Cash used by operating                                                --           (46)
         Cash used by financing                                                --           (22)
                                                                           --------    --------
                     Net cash used in discontinued operations                               (68)


                     NET DECREASE IN CASH AND CASH
                             EQUIVALENTS                                        (13)        (91)

         Cash and cash equivalents at beginning of period                       172         324
                                                                           --------    --------

         Cash and cash equivalents at end of period                        $    159    $    233




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                            New Concept Energy, Inc.
                   Notes To Consolidated Financial Statements

Note A: Basis of Presentation


On May 21, 2008 the company changed its name from Cabeltel International Corporation to New Concept Energy, Inc. The Company's business plan is to invest and operate in the oil & gas business and the name change is to reflect those objectives.

 The accompanying unaudited consolidated financial statements include the accounts of New Concept Energy, Inc. and its majority-owned subsidiaries (collectively, "NCE" or the "Company"). All significant intercompany transactions and accounts have been eliminated. Certain 2007 balances have been reclassified to conform to the 2008 presentation.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2007. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2008.



Note B: Business Description

Sale of Leases for Mineral Interests

On November 1, 2007, a wholly owned subsidiary of New Concept Energy, Inc. entered into an agreement with Source Rock Energy of Arkansas, LLC, a Nevada limited liability company ("SRA"), a related party, to acquire 1,712 net acres of mineral leasehold interests in four separate sections of land in the Fayetteville Shale area of Arkansas in exchange for the issuance of a promissory note. The acquisition price was $4,000 per net acre payable on December 31, 2010 with interest at 9.5% per annum. The subsidiary also acquired two separate options to acquire additional leasehold interests of 1,815 net acres and 583 net acres in the same county in Arkansas at the same price of $4,000 per net acre.

At the time of the acquisition it was the Company's intention, subject to the availability of funds, to develop and drill gas wells on the acreage however an opportunity developed where the Company could sell the mineral rights to an independent third party for cash.

On May 9, 2008 the company exercised its options to acquire the additional 2,398 acres and completed a sale of all its 4,112 acres of mineral rights. The company received cash and recorded income before taxes of $16,440,000.

Deposit for oil and gas acquisition

The company is attempting to acquire certain oil and gas interests in the West Virginia and Ohio area from a West Virginia Company that is currently in bankruptcy. If we are successful the acquisition will cost approximately $12 million. The Company has deposited approximately $5.4 million with the US Trustee in the bankruptcy matter. If we are not successful approximately $5.1 million will be recoverable and returned to the Company.

Pacific Pointe Retirement Inn

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

In July 2006, the Company made an unsecured $1,377,000 loan to Eurenergy Resources Corporation (a company that is 20% owned by an entity deemed to be related to NCE). The loan has an annual interest rate of 8% with principal and interest payable within 30 days after demand, and if not sooner demanded, on July 17, 2007. Effective July 17, 2007 the existing accrued interest was added to the principal balance, which increased the principal balance to $1,487,160, and the maturity date was extended to July, 17, 2009. All other terms of the note remain the same. As of June 30, 2008, the principal and interest due totaled $1,595,959.

In November 2007, the Company made an unsecured $630,000 loan to Prime Income Asset Management, Inc., a related party. The loan has an annual interest rate of 8 1/2 % with principal and interest payable within 30 days after demand. As of June 30, 2008, principal and interest due totaled $663,171.

On March 18, 2008, the Company sold 950,000 shares of common stock to a related party for $2,850,000 after expenses.

The Company made an unsecured $2,800,000 loan to Prime Income Asset Management, Inc., a related party. The loan has an annual interest rate of prime plus two percent with principal and interest payable within 30 days after demand, and if not sooner demanded, on March 6, 2009. As of June 30, 2008, principal and interest due totaled $2,883,981.

On May 9, 2008 the Company made a $16,432,000 unsecured loan to Prime Income Asset Management, a related party. The note is payable on demand and bears interest at prime rate, as published in The Wall Street Journal, plus two percent. On May 28, 2008, Prime repaid $5,200,000 of the note leaving a balance of $11,232,000 owed the Company. The Company used the repayment as a deposit on a potential acquisition in the oil and gas industry.


Note D: Discontinued Operations

The  operation  of  the  Gainesville   outlet  mall  has  been  reflected  as  a
discontinued operation in 2007. (See Note B).


                                                    Six Months
Discontinued Operations                               Ended
                                                  June 30, 2007
                                                    --------

       Revenue                                      $    542

       Operating Expenses                                663
                                                    --------
       Operating loss                                   (121)

       Income (Expense)
       Interest expense                                  (78)
       Other income                                       40
                                                    --------
       Loss from continuing operations                  (159)

       Loss on sale of assets                           (314)
                                                    --------

       Net loss on discontinued operations          $   (473)
                                                    ========




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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The future recoverability of the Company's net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards. The Company has established a full valuation reserves for its existing deferred tax assets.




Liquidity and Capital Resources

At June 30, 2008, the Company had current assets of $16.3 million and current liabilities of $1.7 million.

Cash and cash equivalents at June 30, 2008 were $159,000, as compared to $172,000 at December 31, 2007.

Net cash provided from operating activities was $286,000 for the six months ended June 30, 2008. During the six-month period, the Company had a net income of $15.0 million.

Net cash provided from investing activities was $3.8 million for the six months ended June 30, 2008, consisting of proceeds from the sale of mineral rights in Arkansas of $23 million reduced by a short term loan to an affiliate of $14 million and a deposit for the acquisition of oil and gas interests of $5.4 million and the purchase of $36,000 of equipment at the Company's retirement community.

Net cash used in financing activities was $4.1 million for the six months ended June 30, 2008, consisting of net funds raised from the sale of 950,000 shares of common stock of $2.8 million less the payment of $6.9 million of notes payable principally due to the sale of certain mineral rights.

Results of Operations

The Company reported net income of $15.0 million for the three and six months ended June 30, 2008, as compared to a net loss of $6,000 and $433,000 for the same periods in 2007.

For the three and six months ended June 30, 2008, the Company recorded revenues of $699,000 and $1.4 million from its retirement property compared to $761,000 and $1.5 million for the same periods in 2007. The Company's retirement property is fully occupied and it is anticipated that it will remain so during 2008.

For the three and six months ended June 30, 2008, operating expenses and lease expense at the retirement property were $550,000 and $1.1 million as compared to $543,000 and $1.1 million for the same periods in 2007.

For the three and six months ended June 30, 2008, corporate general & administrative expenses were $264,000 and $525,000 as compared to $251,000 and $474,000 for the same periods in 2007.

For the three and six months ended June 30, 2008, interest income was $198,000 and $250,000 compared to $27,000 and $111,000 for the same periods in 2007. The increases are due to the Company's increased investment in interest bearing notes.

The Company recorded interest expense for the three and six months ended June 30, 2008, of $68,000 and $230,000 as compared to no interest expense for the same periods in 2007. A wholly owned subsidiary of the Company purchased leasehold interests in November 2007 in approximately 1,712 acres of land in the Fayetteville Shale area of Arkansas in exchange for a $6.8 million note with interest at 9.5% per annum.

Other income was $148,000 and $412,000 for the three and six months ended June 30, 2008, as compared to no other income and $10,000 for the same periods in 2007. The increase in the period ended March 31, 2008 was principally due to the collection of back interest from a mortgage bond receivable due to the sale of a property in August 2001. Because the mortgage bond was payable based on cash flow and profit of the property, the uncollected interest was not recorded until collected. The increase during the three months ended June 30, 2008 was principally due to the collection of a note that was previously written off.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

Interest Rate Risk

At June 30, 2008, the Company has no debt, other than normal accounts payable and therefore, the Company has no exposure due to interest rate risk.

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


                           PART II: OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

During the period of time covered by this Report, New Concept Energy, Inc. did not repurchase any of its equity securities under any formal repurchase plan.
The following table sets forth a summary for the quarter, indicating no repurchases were made under a formal program and that, at the end of the period covered by this Report, no specified number of shares may yet be repurchased under any program in place.



                                                                         Total Number of
                                                                             Shares         Maximum
                                                                          Purchased as     Number of
                                                                            Part of      Shares that May
                                                                            Publicly     Yet be Purchased
                                       Total Number of    Average Price     Announced       Under the
     Period                            Shares Purchased   Paid per Share    Program         Program(a)
     ------                           -------------------------------------------------------------------
Balance as of March 31, 2008....             --                --             --              --

April 1-30, 2008................             --                --             --              --

May 1-31, 2008..................             --                --             --              --

June 1-30, 2008 ................             --                --             --              --

Total ..........................             --                --             --              --



         (a) As a courtesy to stockholders of less than 100 shares and to relieve such stockholders of having to pay a broker's commission, the Company, although not obligated to do so, has periodically repurchased its common stock at the then most recent closing price of the Company's common stock on the last trading day before the stock certificate(s) is (are) actually received by the Company from the stockholder. The number of such shares purchased in any period of time has been minimal. Four shares were purchased during the quarter ended June 30, 2008.


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

----------------
*Filed herewith.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          New Concept Energy, Inc.


Date: August 13, 2008                 By: /s/ Gene S. Bertcher
                                          ----------------------------------
                                          Gene S. Bertcher, Principal Executive
                                          Officer, President and Chief Financial
                                          Officer