Form 10-Q
period 2008-09-30
New Concept Energy, Inc.
filed 2008-11-14
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒|.    No  ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes  ☐.     No  ☒.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,936,935
(Class)	(Outstanding at November 13, 2008)

NEW CONCEPT ENERGY, INC.

Index to Quarterly Report on Form 10-Q

Period ended September 30, 2008

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

New Concept Energy, Inc.
consolidated balance sheets
(amounts in thousands)
	September 30,	December 31,
Assets	2008	2007
	(Unaudited)
Current assets
Cash and cash equivalents	$677	$172
Accounts receivable	389	--
Notes and interest receivable - related party	10,809	2,200
Other current assets	707	8
Total current assets	12,582	2,380
Oil and gas properties (full cost method) at cost	11,154	6,848
Property and equipment (non-oil and gas), at cost
Land and improvements	1,020	20
Buildings and improvements	422	172
Equipment and furnishings	401	336
	1,843	528
Less accumulated depreciation	427	397
	1,416	131
Deferred tax asset	--	250
Other assets	314	177
Total Assets	$25,466	$9,786

The accompanying notes are an integral part of these Consolidated Financial Statements.

New Concept Energy, Inc.
consolidated balance sheets – Continued
(amounts in thousands, except share amounts)
	September 30,	December 31,
Liabilities and Stockholders’ equity	2008	2007
	(Unaudited)
Current liabilities
Current maturities of long term debt	$90	$--
Income tax payable	1,522	--
Accounts payable	1,362	90
Accrued expenses	426	175
Total current liabilities	3,400	265
Long term debt	1,177
Long term debt – related party	--	6,921
Other long-term liabilities	412	459
Total liabilities	4,989	7,645
Stockholders’ equity
Preferred stock, Series B	1	1
Common stock $.01 par value; authorized,
100,000,000 shares; 986,939 shares at
September 30, 2007 and 1,936,935 shares at
September 30, 2008 issued and outstanding	19	10
Additional paid-in capital	58,814	55,992
Accumulated deficit	(38,357)	(53,862)
	20,477	2,141
Total Liabilities and Equity	$25,466	$9,786

The accompanying notes are an integral part of these Consolidated Financial Statements.

New Concept Energy, Inc.
consolidated statements of operations
(amounts in thousands, except per share data)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(Unaudite)		(Unaudited)
Revenue
Oil and gas operations	$154	$--	$154	$--
Real estate operations	704	751	2,107	2,233
	858	751	2,261	2,233
Operating expenses
Oil and gas operations	$70	$--	$70	$--
Real estate operations	338	294	966	924
Lease expense	244	232	717	691
Corporate general and administrative	108	225	633	699
	760	751	2,386	2,314
Operating loss	98	--	(125)	(81)
Other income (expense)
Interest income	479	28	729	84
Interest expense	--	--	(230)	--
Gain on sale of leasehold interests	--	--	16,440	--
Other	45	77	457	142
	524	105	17,396	226
Earnings from continuing operations	622	105	17,271	145
Provision for income taxes	140	--	1,766	--
Net income from continuing operations	482	105	15,505	145
Discontinued operations
Loss from operations	--	--	--	(159)
Income (loss) from sale of assets	--	--	--	(314)
Net income (loss) on discontinued operations	--	--	--	(473)
Net income (loss) applicable to common shares	$482	$105	$15,505	$(328)
Net earnings (loss) per common share –
basic and diluted
Continuing operations	$0.25	$0.11	$8.93	$0.15
Discontinued operations	--	--	--	(0.48)
Net income (loss) per share	$0.25	$0.11	$8.93	$(0.33)
Weighted average of common and
equivalent shares outstanding –
basic and diluted	1,937	986	1,736	986

The accompanying notes are an integral part of these Consolidated Financial Statements.

New Concept Energy, Inc.
consolidated statements of cash flow
(amounts in thousands)
	For The Nine Months
	Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net earnings from continuing operations	$15,505	$145
Adjustments to reconcile net earnings (loss) to net
cash used in operating activities
Depreciation and amortization	43	42
Gain on sale of mineral interests	(16,440)	--
Changes in deferred tax asset	250	--
Changes in operating assets and liabilities
Interest receivable	83	(84)
Other current and non-current assets	(488)	(2)
Other assets	(149)	122
Accounts payable and other current liabilities	1,529	(213)
Current maturities of long term debt	90	--
Income tax payable	1,516	--
Other liabilities	(47)	(26)
Net cash provided by (used in)operating activities	1,892	(16)
Cash flows used in investing activities
Loan to affiliate	(19,232)	--
Loan to affiliates – repayment	10,540	--
Fixed asset additions	(1,316)	(32)
Assets held for sale	(600)	--
Investment in potential oil and gas operation	(11,154)	--
Proceeds from sale of mineral rights	23,288	--
Funding of note receivable	--	(100)
Net cash provided by (used in) investing
activities	1,526	(132)
Financing Activities
Sale of common stock	2,831	--
Debt created for the CESI acquisition	1,177	--
Payments on notes payable	(6,921)	--
Net cash used in financing activities	(2,913)	--
Cash flows from discontinued operations
Cash used in operating activities	--	(46)
Cash provided by (used for) investing activities –
proceeds from sale	--	(22)
Net cash used in discontinued operations	--	(68)
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	505	(216)
Cash and cash equivalents at beginning of period	172	324
Cash and cash equivalents at end of period	$677	$108

The accompanying notes are an integral part of these Consolidated Financial Statements.

New Concept Energy, Inc.
consolidated statements of cash flow
(amounts in thousands)
	For The Nine Months
	Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Supplemental disclosure of cash flow information
Loss on disposition of the Gainesville Outlet Mall	--	(473)
Assets held for sale	--	483
Liabilities held for sale	--	78

The accompanying notes are an integral part of these Consolidated Financial Statements.

New Concept Energy, Inc.
Notes To Consolidated Financial Statements

Note A: Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New Concept Energy, Inc. and its majority-owned subsidiaries (collectively, “NCE” or the “Company”). All significant intercompany transactions and accounts have been eliminated. Certain 2007 balances have been reclassified to conform to the 2008 presentation.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2007. Operating results for the three and nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2008.

Note B: Business Description

Sale of Leases for Mineral Interests

On November 1, 2007, a wholly owned subsidiary of New Concept Energy, Inc. entered into an agreement with Source Rock Energy of Arkansas, LLC, a Nevada limited liability company (“SRA”), a related party, to acquire 1,712 net acres of mineral leasehold interests in four separate sections of land in the Fayetteville Shale area of Arkansas in exchange for the issuance of a promissory note. The acquisition price was $4,000 per net acre payable on December 31, 2010 with interest at 9.5% per annum. The subsidiary also acquired two separate options to acquire additional leasehold interests of 1,815 net acres and 583 net acres in the same county in Arkansas at the same price of $4,000 per net acre.

At the time of the acquisition it was the Company’s intention, subject to the availability of funds, to develop and drill gas wells on the acreage however an opportunity developed where the Company could sell the mineral rights to an independent third party for cash.

On May 9, 2008 the company exercised its options to acquire the additional 2,398 acres and completed a sale of all its 4,112 acres of mineral rights. The company received cash and recorded income after costs and expenses and before taxes of $16,440,000.

Acquisition of an Oil and Gas Company

Effective September 1, 2008, the Company completed the acquisition of certain entities, mineral interests and related assets through entities named Carl E. Smith, Inc., a West Virginia corporation, two of its affiliates, Carl E. Smith Petroleum, Inc. and Carl E. Smith Real Estate, Inc. and other privately owned related assets (collectively “CESI”).

Immediately after the acquisition, all of the acquired entities and assets were merged into Carl E. Smith, Inc., the name of which was changed to Mountaineer State Energy, Inc. (“Mountaineer”) which became a wholly-owned subsidiary of NCE. The assets acquired include 94 producing gas wells, 121 non-producing wells and related equipment, mineral leases covering 20,000 acres located in Athens and Meigs Counties in Ohio as well as Calhoun, Jackson and Roane Counties in West Virginia. In addition to the wells and mineral leases, the acquisition included a complex covering approximately 41 acres of land with 8,000 square feet of office and storage buildings, an adjacent 12 acres site with a 24 stall horse barn, machinery and equipment in excess of the needs of the gas operation and approximately $1.5 million in cash. NCE is evaluating the excess equipment and currently plans on selling any excess land and equipment not needed for current or planned future operations.

The entities involved were the subject of bankruptcy proceedings in the Southern District of West Virginia originally filed in 2003 styled In Re Carl E. Smith, Inc., Case No. 03-22274 (Chapter 11) pending in the United Stated Bankruptcy Court for the Southern District of West Virginia, which was substantively consolidated with Carl E. Smith Real Estate, Inc., Case No. 03-22298 and Carl E. Smith Petroleum, Inc., Case No. 08-20022 (the “Bankruptcy Proceedings”). Pursuant to the Bankruptcy Proceedings, a subsidiary of NCE acquired a claim of an independent third party, and engaged in a bidding contest which resulted in the Court awarding NCE the bid on August 6, 2008, which was confirmed August 16, 2008, but various documents and instruments confirming the matter were not completed until September 19, 2008. Pursuant to the confirmed Plan of Reorganization, NCE paid all existing debt to third parties of approximately $5 million, paid cash of $7.3 million dollars to certain shareholders and paid or will pay approximately $1.6 million dollars in fees and bankruptcy related costs.

In addition, the Company entered into several agreements in which the Company agreed to payout two former shareholders and a family member.

In the first agreement there were two shareholders to receive a total of $1,760,000 less administrative costs incurred over $500,000.  The administrative costs incurred over $500,000 were approximately $1.2 million.  The Company is to make payments to each former shareholder in the amount of $1,000 a week for the next 17 years. However, before any payments are made, the Company is entitled to recover its $1.2 million.  Therefore, the first payments to the two shareholders will begin in 11.5 years. After deducting the administrative costs and imputing an interest rate of 8 percent the total amount the Company owes is approximately $122,000.

The second agreement was in the amount of $777,500 and stated the Company should make payments of $7,500 a month for 60 months then the remaining balance of $323,500 due.  The Company imputed an interest rate of 8 percent and recorded a balance due of approximately $605,000.

The third agreement was in the amount of $800,000 and state the Company should make payments in the amount of 75% of available funds from the operation of the business. However, the payments do not begin until the second agreement is fully funded. The agreement further provides that is be paid within seven years.  The Company imputed an interest rate of 8 percent of the amount and recorded a balance of approximately $540,000.

The cash portion of the asset acquisition totaling approximately $13.9 million dollars was or will be paid from existing working capital held by NCE. No material relationship existed, other than in respect to the transaction, among NCE and the various entities or their shareholders.

Pacific Pointe Retirement Inn

The Company leases and operates a retirement community in King City, Oregon, with a capacity of 114 residents.

Note C: Short-Term Note Receivable – Related Party

The Company has been developing a program to acquire and develop acreage and drill gas wells in the Fayetteville, Arkansas area and has been raising cash to achieve its objectives. Until such time as the funds are needed the Company has invested the funds in short term notes with related parties.

In July 2006, the Company made an unsecured $1,377,000 loan to Eurenergy Resources Corporation (a company that is 20% owned by an entity deemed to be related to NCE). The loan has an annual interest rate of 8% with principal and interest payable within 30 days after demand, and if not sooner demanded, on July 17, 2007. Effective July 17, 2007 the existing accrued interest was added to the principal balance, which increased the principal balance to $1,487,160, and the maturity date was extended to July, 17, 2009. All other terms of the note remain the same. As of September 30, 2008, the principal and accrued interest totaled $1,635,423. In August 2008, the Company extended a line of credit to Eurenergy for operating purposes. As of September 30, 2008, the balance due on that line of credit was $1.1 million. On September 30, 2008, all loans and accrued interest due from Eurenergy Resources Corporation to the Company totaled $2.3 million.

In November 2007, the Company made an unsecured $630,000 loan to Prime Income Asset Management, Inc., a related party. The loan has an annual interest rate of 8.5% with principal and interest payable within 30 days after demand. The note and accrued interest was paid on August 22, 2008.

On March 18, 2008, the Company sold 950,000 shares of common stock to a related party for $2,850,000 after expenses.

The Company made an unsecured $2,800,000 loan to Prime Income Asset Management, Inc., a related party. The loan has an annual interest rate of prime plus two percent with principal and interest payable within 30 days after demand, and if not sooner demanded, on March 6, 2009. The note and accrued interest was paid on August 22, 2008.

On May 9, 2008 the Company made a $16,432,000 unsecured loan to Prime Income Asset Management, a related party. The note is payable on demand and bears interest at prime rate, as published in The Wall Street Journal, plus two percent. Prime repaid $8,070,000 of the note leaving a balance, including accrued interest, of $8,362,316 owed the Company. The Company used the repayment to acquire CESI.

Note D: Discontinued Operations

Gainesville Outlet Mall

The Gainesville Outlet Mall, which the Company acquired in 2003, has incurred both cash and accounting losses since its acquisition. The Company incurred operating losses of $159,000 at the mall and recorded an impairment loss of $314,000 in the quarter ended March 31, 2007. Subsequent to March 31, 2007 the Company did not fund any cash shortfalls incurred by the mall. Beginning in April 2007 the operating losses at the mall were funded by an unrelated third party who had guaranteed the bank debt. Effective December 31, 2007, the Company transferred all of its ownership in the mall and approximately 40 acres of undeveloped land to the unrelated third party. The chart below shows the operations of the Mall as of September 30, 2007.

Nine Months
Ended
Discontinued Operations	September 30,
2007
Revenue	$542

Operating expenses	663
Operating loss	(121)

Income (expense)
Interest expense	(78)
Other income	40
Loss from continuing operations	(159)

Loss on sale of assets	(314)

Net loss on discontinued operations	$(473)

Note E: Contingencies

The Company is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on the Company’s financial condition, results of operations or liquidity.

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

Liquidity and Capital Resources

At September 30, 2008, the Company had current assets of $12.6 million and current liabilities, of $3.4 million.

Cash and cash equivalents at September 30, 2008 were $677,000, as compared to $172,000 at December 31, 2006.

Net cash used in operating activities was $1.9 million for the nine months ended September 30, 2008. During the nine-month period, the Company had a net income from continuing operations of $15.5 million.

Net cash provided by investing activities was $1.5 million for the nine months ended September 30, 2008, consisting of short term loans to an affiliates of $8.7 million net of repayments, $11.2 million for the purchase of CESI, $23.3 million before costs and expenses for the sale of mineral rights and the purchase of $1.3 million of equipment at the Company’s oil and gas operations.

Cash flows used in financing activities in the nine months ended September 30, 2008, were $2.9 million.

Results of Operations

The Company reported a net profit (loss) of $482,000 and $15.5 million for the three and nine months ended September 30, 2008, as compared to $105,000 and ($328,000) for the three and nine months ended September 30, 2007.

For the three and nine months ended September 30, 2008, the Company recorded revenues of $858,000 and $2.2 million as compared to $751,000 and $2.2 million for the three and nine months ended September 30, 2007. The increase is due to the acquisition of the Carl E. Smith Companies.

For the three and nine months ended September 30, 2008, operating expenses were $408,000 and $1.0 million, as compared to $294,000 and $924,000 for the three and nine months ended September 30, 2007. The increase is due to the acquisition of the Carl E. Smith Companies.

General and administrative expenses for the three and nine months ended September 30, 2008 were $108,000 and $633,000 as compared to $225,000 and $699,000 for the same periods in 2007. 2007 includes $29,000 for prior year income taxes. An overall reduction in administrative costs in the latter part of 2006 continued in 2007 and 2008.

For the three and nine months ended September 30, 2008, interest income was $479,000 and $729,000, as compared to $28,000 and $84,000 for the three and nine months ended September 30, 2007. The majority of the interest income is from current and former notes receivable from affiliated parties that are held by the Company.

There was no interest expense for the three months and $230,000 for the nine months ended September 30, 2008, as compared to no interest expense for the three and nine months ended September 30, 2007.

Other income was $45,000 and $457,000 for the three and nine months ended September 30, 2008, compared to $77,000 and $142,000 for the three and nine month periods ended September 30, 2007. The income of the income represents cash received from receivables that were previously fully reserved.

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

Inflation

The Company’s principal source of revenue is rents from a retirement community and fees for services rendered. The real estate operation is affected by rental rates that are highly dependent upon market conditions and the competitive environment in the areas where the property is located. Compensation to employees and maintenance are the principal cost elements relative to the operation of this property. Although the Company has not historically experienced any adverse effects of inflation on salaries or other operating expenses, there can be no assurance that such trends will continue or that, should inflationary pressures arise, the Company will be able to offset such costs by increasing rental rates in its real estate operation.

Environmental Matters

The Company has conducted environmental assessments on most of its existing owned or leased properties. These assessments have not revealed any environmental liability that the Company believes would have a material adverse affect on the Company’s business, assets or results of operations. The Company is not aware of any such environmental liability. The Company believes that all of its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority and is not otherwise aware of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its communities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Nearly all of the Company’s debt is financed at fixed rates of interest. Therefore, the Company has minimal risk from exposure to changes in interest rates.

Item 4. Controls and Procedures

As required by Rule 13(a)-15(b), the Company’s management, including the principal executive officer, chief financial officer and principal accounting officer, conducted an evaluation as of the end of the period covered by this Report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13(a)-15(e). Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report. As required by Rule 13(a)-15(d), the Company’s management, including the chief executive officer, chief financial officer and principal accounting officer, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred in the third fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the third fiscal quarter.

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

			Total	Maximum
			Number	Number
			of Shares	of Shares
			Purchased	that May
	Total	Average	as Part	Yet be
	Number	Price	of Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
Balance as of June 30, 2008	4	$354	--	--
July 1-31, 2008	--	--	--	--
August 1-31, 2008	--	--	--	--
September 1-30, 2008	--	--	--	--
Total	4	$415	--	--

(a)     As a courtesy to stockholders of less than 100 shares and to relieve such stockholders of having to pay a broker’s commission, the Company, although not obligated to do so, has periodically repurchased its common stock at the then most recent closing price of the Company’s common stock on the last trading day before the stock certificate(s) is (are) actually received by the Company from the stockholder. The number of such shares purchased in any period of time has been minimal. No shares were purchased during the quarter ended September 30, 2008.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated below.

Exhibit Designation	Exhibit Description
3.1	Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)
3.2	Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.5 to Registrant’s Form 8-K dated April 1, 1993)
3.3	Restated Articles of Incorporation of Greenbriar Corporation (incorporated by reference to Exhibit 3.1.1 to Registrant’s Form 10-K dated December 31, 1995)
3.4	Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit to Registrant’s PRES 14-C dated February 27, 1996)

Exhibit Designation	Exhibit Description
3.5	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)
3.6

Amendment to Section 3.1 of Bylaws of Registrant adopted October 9, 2003 (incorporated by reference to Exhibit 3.2.1 to Registrant’s Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)

3.7	Certificate of Decrease in Authorized and Issued Shares effective November 30, 2001 (incorporated by reference to Exhibit 2.1.7 to Registrant’s Form 10-K dated December 31, 2002)
3.8

Certificate of Designations, Preferences and Rights of Preferred Stock dated May 7, 1993 relating to Registrant’s Series B Preferred Stock (incorporated by reference to Exhibit 4.1.2 to Registrant’s Form S-3 Registration Statement No. 333-64840 dated June 22, 1993)

3.9

Certificate of Voting Powers, Designations, Preferences and Rights of Registrant’s Series F Senior Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.2 of Registrant’s Form 10-KSB for the fiscal year ended December 31, 1997)

3.10

Certificate of Voting Powers, Designations, Preferences and Rights of Registrant’s Series G Senior Non-Voting Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.3 of Registrant’s Form 10-KSB for the fiscal year ended December 31, 1997)

3.11

Certificate of Designations dated October 12, 2004 as filed with the Secretary of State of Nevada on October 13, 2004 (incorporated by reference to Exhibit 3.4 of Registrant’s Current Report on Form 8-K for event occurring October 12, 2004)

3.12

Certificate of Amendment to Articles of Incorporation effective February 8, 2005 (incorporated by reference to Exhibit 3.5 of Registrant’s Current Report on Form 8-K for event occurring February 8, 2005)

31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, of Principal Executive Officer and Chief Financial Officer
32.1*	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. &#65533; 1350

*Filed herewith.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Concept Energy, Inc.

Date: November 14, 2007	By:	/s/ Gene S. Bertcher
President and
Chief Financial Officer