Form 10-K
period 2008-12-31
New Concept Energy, Inc.
filed 2009-04-15
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-08187

New Concept Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	75-2399477
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)
1755 Wittington Place, Suite 340 Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code	(972) 407-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files) Yes {X} No { }

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the American Stock Exchange as of June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $4,104,429 based upon a total of 519,548 shares held as of June 30, 2008 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 27, 2009, there were 1,946,935 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

NEW CONCEPT ENERGY, INC.

Index to Annual Report on Form 10-K

Fiscal year ended December 31, 2008

Forward-Looking Statements	- 3 -

PART I	- 3 -

Item 1. Business	- 3 -
Item 1A. Risk Factors	- 7 -
Item 1B. Unresolved Staff Comments	- 8 -
Item 2. Properties	- 8 -
Item 3. Legal Proceedings	- 8 -
Item 4. Submission of Matters to a Vote of Security Holders	- 8 -

PART II	- 9 -

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	- 9 -
Item 6. Selected Financial Data	- 10 -
Item 7. Management’s Discussion and Analysis of Results of Operation	- 11 -
Item 7a: Quantitative And Qualitative Disclosures About Market Risk	- 17 -
Item 8. Financial Statements	- 17 -
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	- 17 -
Item 9A. Controls and Procedures	- 17 -
Item 9B. Other Information	- 18 -

PART III	- 19 -

Item 10. Directors and Executive Officers of the Registrant	- 19 -
Item 11. Executive Compensation	- 23 -
Item 12. Security Ownership of Certain Beneficial Owners and Management	- 24 -
Item 13. Certain Relationships and Related Transactions.	- 26 -
Item 14. Principal Accounting Fees and Services	- 27 -

PART IV	- 29 -

Item 15. Exhibits and Financial Statement Schedules	- 29 -

SIGNATURES	- 33 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	- 34 -

Forward-Looking Statements

Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate”, “plan”, “intend”, “expect”, “anticipate”, “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. New Concept Energy, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described under Item 1A. Risk Factors beginning on page - 7 -.

PART I

Item 1. Business

New Concept Energy, Inc. (“New Concept”, “NCE” or the “Company” or “we” or “us”) was incorporated in Nevada on May 31, 1991, under the name Medical Resource Companies of America, Inc. The Company is the successor-by-merger to Wespac Investors Trust, a California business trust that began operating in 1982. On March 26, 1996, the name was changed to Greenbriar Corporation. On February 8, 2005, the name of the Company was changed to CabelTel International Corporation. On May 21, 2008, the name of the company was changed to New Concept Energy, Inc.

Oil and Gas Operations

In September 2008, the Company completed the acquisition of certain entities, mineral interests and related assets through its wholly owned subsidiaries Mountaineer State Energy, Inc. and Mountaineer State Operations, LLC. The Company now operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia. The assets acquired included 94 producing gas wells, 121 non-producing wells and related equipment and mineral leases.

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

  Estimates of total, proved net oil or gas reserves:

As of December 31, 2008, our Proved Reserves were approximately 6.0 million Mcf of natural gas. Of the total Proved Reserves, approximately 45% were Proved Developed Reserves. As of December 31, 2008, the related PV-10 of our Proved Reserves was approximately $9.6 million. From the date of acquisition of the oil and gas production facilities until December 31, 2008, we produced approximately 83,000 Mcf of natural gas. Based on our December 2008 average daily production of 626 Mcf, this translates to a reserve life of approximately 25.5 years.

Additional Oil and Gas Information:

•	Average sales price per unit - $8.10 per Mcf
•	Average production cost per unit – $4.58 per Mcf
•	Productive wells – 114 productive wells.
•	Developed acreage – 20,000 acres
•	Drilling activity – Since the date of acquisition, the Company has reworked 20 wells and is continuing the reworking of additional wells in 2009. The Company, subject to obtaining financing, intends to drill additional wells.
•	Delivery Commitments – none.

Retirement Community

The Company leases and operates Pacific Pointe Retirement Inn (“Pacific Pointe”) in King City, Oregon. Pacific Pointe began operations in 1993, has a capacity of 114 residents and provides community living with basic services such as meals, housekeeping, laundry, 24/7 staffing, transportation and social and recreational activities. These residents do not yet need assistance or support with activities of daily living but prefer the physical and psychological comfort of a residential community of like-minded people and access to senior-oriented services.

At Pacific Pointe, the Company’s marketing and sales efforts are undertaken at the local level. These efforts are intended to create awareness of our community and its services among prospective residents, their families, other key decision-makers and professional referral sources.

Business Strategy

The Company is a Nevada corporation which has historically been a real estate company, owning or leasing retirement specific real estate, an outlet shopping mall and certain oil and natural gas leases through subsidiaries.

The Company intends to continue to pursue acquisition of undervalued or distressed oil and gas related businesses, as well as additional acquisitions of oil and gas leases. The Company may choose to develop or resell the acquired acreage as management deems most beneficial to the Company.

The Company intends to maintain its interest in the retirement center, however management intends to focus its efforts on oil and gas and energy related investments.

Insurance

The Company currently maintains property and liability insurance intended to cover claims in its oil and gas operations, retirement community and corporate operations. The provision of personal services entails an inherent risk of liability compared to more institutional long-term care communities. The Company also carries property insurance on each of its owned and leased properties, as appropriate.

Employees

At December 31, 2008, the Company employed, in all segments, 63 people (30 full-time and 33 part-time). The Company believes it maintains good relationships with its employees. None of the Company’s employees are represented by a collective bargaining group.

The Company’s operations are subject to the Fair Labor Standards Act. Many of the Company’s employees are paid at rates related to the minimum wage and any increase in the minimum wage will result in an increase in labor costs.

Management is not aware of any non-compliance by the Company as regards applicable regulatory requirements that would have a material adverse effect on the Company’s financial condition or results of operations.

Quality Assurance

Energy Philosophy – The Company is committed to the preservation and enhancement of the environment in which we operate. We are philosophically and operationally focused to continually prioritize the sensitivity of our ecological system in which we develop resources for our generation as well as our children’s. Management’s legacy is to prove that the energy industry can develop the earth’s natural resources with clean and efficient technologies while preserving its fragile beauty. Our technologies directly and significantly reduce the impact of our operations on nature and wildlife by minimizing surface disturbance.

Retirement Center Philosophy – The Company’s philosophy of management is to demonstrate by its actions and require from its employees high standards of personal integrity, to develop a climate of openness and trust, to demonstrate respect for human dignity in every circumstance, to be supportive in all relationships, to promote teamwork by involving employees in the management of their own work and to promote the free expression of ideas and opinions. In operating a retirement community, our commitment to quality assurance is designed to achieve a high degree of resident and family member satisfaction with the care and services the Company provides.

Regular Property Inspections – Property inspections are conducted by corporate personnel. These inspections cover the appearance of the exterior and grounds, the appearance and cleanliness of the interior, the professionalism and friendliness of staff and notes on maintenance.

Marketing

The Company has one purchaser of its oil and natural gas. While there is an available market for crude oil and natural gas production, we cannot be assured that the loss of this purchaser would not have a material impact on the Company.

At Pacific Pointe, the Company’s marketing and sales efforts are undertaken at the local level. These are intended to create awareness of our property and its services among prospective residents, their families and other key referral sources. The property engages in traditional types of marketing activities such as special events, radio spots, direct mailings, print advertising, signs and yellow page advertising. These marketing activities and media advertisements are directed to potential customers.

Government Regulation

Management is not aware of any non-compliance by the Company as regards applicable regulatory requirements that would have a material adverse effect on the Company’s financial condition or results of operations.

Competition

The oil and natural gas industry is highly competitive. We encounter strong competition from other independent operators and from major oil companies in acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources and personnel substantially larger than ours. As a result, our competitors may be able to pay more for desirable leases, or to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit.

We are also affected by competition for drilling rigs and the availability of related equipment. In the past, the oil and natural gas industry has experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and other exploitation activities and has caused significant price increases. We are unable to predict when, or if, such shortages may again occur or how they would affect our development and exploitation program.

Competition is also strong for attractive oil and natural gas producing properties, undeveloped leases and drilling rights, and we cannot assure you that we will be able to compete satisfactorily. Many large oil companies have been actively marketing some of their existing producing properties for sale to independent producers. We regularly evaluate acquisition opportunities and submit bids as part of our growth strategy.

Our retirement community is in a highly competitive environment which and will continue to become increasingly competitive in the future. The Company competes with other retirement companies and numerous other companies providing similar long-term care alternatives, such as home healthcare agencies, community-based service programs and convalescent centers (nursing homes).

Available Information

The Company maintains an internet website at www.newconceptenergy.com. The Company has available through the website, free of charge, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”) and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, the Company has posted the charters for our Audit Committee, Compensation Committee and Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence and other information on the website. These charters and principles are not incorporated in this Report by reference. The Company will also provide a copy of these documents free of charge to stockholders upon request. The Company issues Annual Reports containing audited financial statements to its common stockholders.

Item 1A. Risk Factors

Risks Related to the Company

An investment in our securities involves various risks. An investor should carefully consider the following risk factors in conjunction with the other information in this report before trading our securities.

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

Our governing documents contain anti-takeover provisions that may make it more difficult for a third party to acquire control of us. Our Articles of Incorporation contain provisions designed to discourage attempts to acquire control of the Company by a merger, tender offer, proxy contest or removal of incumbent management without the approval of our Board of Directors. As a result, a transaction which otherwise might appear to be in your best interests as a stockholder could be delayed, deferred or prevented altogether, and you may be deprived of an opportunity to receive a premium for your shares over prevailing market rates. The provisions contained in our Articles of Incorporation include:

•	the requirement of an 80% vote to make, adopt, alter, amend, change or repeal our Bylaws or certain key provisions of the Articles of Incorporation that embody, among other things, the anti-takeover provisions; and

•	the so-called business combination “control act” requirements involving the Company and a person that beneficially owns 10% or more of the outstanding common stock except under certain circumstances; and

•	the requirement of holders of at least 80% of the outstanding Common Stock to join together to request a special meeting of stockholders.

As of March 28, 2009, a group of entities owned and controlled approximately 69% of the Company’s outstanding common stock. This group has the power to block any attempted change in control – See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s principal offices are located at 1755 Wittington Place, Dallas, Texas 75234 in approximately 5,000 square feet of leased office space. The Company believes this space is presently suitable, fully utilized and will be adequate for the foreseeable future. The Company’s retirement community is described in detail under Item 1. Business and is suitable and adequate for the purpose to which it is devoted. The facilities in West Virginia are more than adequate for the requirements.

Item 3. Legal Proceedings

Chesapeake Exploration Limited Partnership and Chesapeake Operating, Inc. (“Chesapeake”)

In January 2006 the Company entered into a joint operating agreement evidencing its acquisition of a 5% interest in two gas wells being drilled and ultimately operated by Chesapeake. The Company relied on the cost projections provided by Chesapeake to make its investment decision. Subsequent to its investment the Company received an invoice from Chesapeake for $556,217 which, according to Chesapeake, represents the Company’s 5% share of additional costs incurred by Chesapeake in drilling the wells. The Company believes that these additional costs far exceed any reasonable expense that should have been incurred in drilling the two wells and were incurred without notifying the Company of such expenses. The Company has requested an accounting of the additional expenses and a reconciliation of the final costs to the cost estimates previously presented. In April 2007, Chesapeake filed a lawsuit against the Company and others in District Court of Tarrant County, Texas.

Management intends to vigorously defend this action. However, should the Company not prevail, Source Rock Energy of Arkansas, LLC, an entity affiliated with the Company, has agreed to fully indemnify the Company for any losses it might incur in this matter.

Item 4. Submission of Matters to a Vote of Security Holders

An Annual Meeting of Stockholders was held on November 18, 2008, at which meeting stockholders were asked to consider and vote upon the election of directors. At the meeting, stockholders elected the following individuals as directors:

	Shares Voting
Director	FOR	AGAINST	ABSTAINED
Roz Campisi Beadle	1,719,879	4	2
Gene S. Bertcher	1,719,879	4	2
James E. Huffstickler	1,719,879	4	2
Dan Locklear	1,719,879	4	2
Victor L. Lund	1,719,873	10	2

There were no broker non-votes in the election of directors at the annual meeting.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common stock of the Company is listed and traded on the American Stock Exchange (“AMEX”) using the symbol “GBR”. The following table sets forth the high and low sales prices as reported in the reporting system of the AMEX and other published financial sources

	2008		2007
	High	Low	High	Low

First Quarter	2.87	1.15	$5.98	$3.45
Second Quarter	14.16	2.20	5.87	3.30
Third Quarter	10.15	4.75	4.28	2.93
Fourth Quarter	7.82	3.24	3.49	1.26

On March 17, 2009 the closing price of the Company’s common stock was $3.44 per share. According to the Transfer Agent’s records, at March 17, 2009 our common stock was held by 438 holders of record.

Dividends

The Company paid no dividends on its common stock in 2008 or 2007. The Company has not paid cash dividends on its common stock during at least the last ten fiscal years and it has been the policy of the Board of Directors of the Company to retain all earnings to pay down long-term debt and finance future expansion and development of its businesses. The payment of dividends, if any, will be determined by the Board of Directors in the future in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

A stock-based equity compensation plan has been approved by our stockholders. See Note I - Stockholders Equity for a description of the plan, the number of shares of common stock to be issued upon exercise of outstanding stock options, the weighted average exercise price of outstanding stock options and the number of shares of common stock remaining for future issuance under the plans. We have no stock-based compensation plans which were adopted without the approval of our stockholders. The plan will expire on June 2, 2009.

Purchases of Equity Securities

The Board of Directors has not authorized the repurchase of any shares of its common stock under any share repurchase program, except when stockholders owning less than one round lot (100 shares) so request, the Company will purchase shares at market closing on the last trading day prior to receipt of the certificate(s). The Company repurchased no shares during the three months ended December 31, 2008.

Item 6. Selected Financial Data

The selected consolidated financial data presented below are derived from the Company’s audited financial statements.

	December 31,
	2008	2007	2006

Operating revenue	$3,560	$2,984	$3,033
Operating expenses	3,702	2,956	3,330
Operating profit (loss)	(142)	28	(297)

Earnings (loss) from continuing
operations before income
taxes	17,269	959	2,248
Income tax (expense)	(1,774)	(270)	(437)

Earnings (loss) from continuing
operations	15,495	689	1,811

Income (loss) from discontinued
operations	--	(627)	(510)

NET EARNINGS (LOSS)	$15,495	$62	$1,301

Earnings (loss) per common
share – basic and diluted
Continuing operations	$8.92	$0.70	$1.83
Discontinued operations	--	(0.64)	(0.51)
Net earnings per share	$8.92	$0.06	$1.32
Basic weighted average
common shares	1,737	987	987

Balance Sheet Data:
Total assets	$24,058	$9,786	$9,702
Long-term debt	1,026	6,921	6,078
Total liabilities	3,566	7,645	7,623
Total stockholders equity	$20,492	$2,141	$2,079

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

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

The agreements all provide that bankruptcy administrative costs incurred over $500,000 would be reimbursed to NCE prior to any payments being made on the notes. The administrative costs incurred over $500,000 were approximately $1.1 million. The agreements further provide that NCE can reduce the note payments for any amounts that might be recovered by the IRS should they choose to audit CESI for period prior to the acquisition.

In the first two similar agreements two shareholders are to receive a total of $1,760,000 less administrative costs noted above. The Company is to make payments to each former shareholder in the amount of $1,000 a week for the next 17 years. The allocation of the administrative costs to each specific agreement is dependent on future events however the Company does not anticipate making any cash payments for five years.

The second agreement was in the amount of $600,000 and requires the Company should make payments equal to 100% of the available cash flow from the acquired entities. The entire obligation is required to be paid within five years Available cash flow is to be determined by NCE based upon Mountaineer State Energy’s actual as well as projected cash needs. NCE anticipates that almost all of this obligation will be used to repaid a portion of the reimbursable administrative costs.

The third agreement was in the amount of $1,000,000 and state the Company should make payments in the amount of 75% of available funds from the operation of the business under terms similar to the note above. However, the payments do not begin until the second agreement is fully funded. The agreement further provides that is be paid within seven years.

The Company has evaluated the above notes and after factoring the administrative cost reimbursement and imputing a 10% interest rate has valued the above obligations at $1,026,000 at December 31, 2008.

The cash portion of the asset acquisition totaling approximately $13.9 million dollars was or will be paid from existing working capital held by NCE. No material relationship existed, other than in respect to the transaction, among NCE and the various entities or their shareholders.

In 2002 the Internal Revenue Service (“IRS”) commenced an audit of the CESI and its related companies. This audit was halted in its early stages during which time the Justice Department began a review and subsequent prosecution of certain individual owners and related individuals of CESI. It is unknown as to whether, at this point, the IRS will choose to renew its audit of the Company for any years prior to our acquisition of CESI. The bankruptcy plan provides that the IRS has two years from the approval of the plan of reorganization to complete an audit should it choose to do so. The bankruptcy code provides certain limitations as to how far back the IRS can go in determining any claims against CESI. We believe that should the IRS complete an audit for the years legally available for a claim the IRS would find no material adjustments. Further, should the IRS be successful in any claims against CESI, any payments made by the Company would reduce future payments due the previous owners, per the terms of the acquisition.

Certain individuals have filed administrative claims in the bankruptcy court totaling approximately $400,000. Should any of these claims be successful, any obligation paid by the Company would reduce future payments due the previous owners, per the terms of the acquisition.

In 2007 the Company acquired interests in a significant block of oil and natural gas leases in Cleburne County, Arkansas covering approximately 1,712 net acres. In 2008 the Company sold those mineral rights for a gain of approximately $16.4 million.

As of December 31, 2008, the Company leased one independent living community in Oregon, with a capacity of 114 residents.

Since 1996, the Company has owned, leased and operated assisted living and retirement communities throughout the United States. During that period of time the Company has both acquired and sold over seventy communities. The acquisition and disposition of its real estate assets has been an integral part of the Company’s business.

During 2004 and 2005, the Company anticipated acquiring a cable operator - CableTEL AD. For the most part, all of its efforts were directed to that acquisition. In June 2006, the acquisition of CableTEL AD was rescinded by the parties and the Company received a breakup fee of $1,500,000. After the rescission of the CableTEL AD acquisition the Company began seeking new acquisitions.

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

Oil and Gas Property Accounting

Oil and gas exploration and production companies may elect to account for their property costs using either the “successful efforts” or “full cost” accounting method. Under the successful efforts method, unsuccessful exploratory well costs, as well as all exploratory geological and geophysical costs, are expensed. Under the full cost method, all exploration costs are capitalized, regardless of success. Selection of the oil and gas accounting method can have a significant impact on a company’s financial results. We use the full cost method of accounting and generally pursue acquisitions and development of proved reserves as opposed to exploration activities. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool.

In accordance with Statement of Financial Accounting Standards No. 144, we evaluate possible impairment of producing properties when conditions indicate that the properties may be impaired. Such conditions include a significant decline in product prices which we believe to be other than temporary or a significant downward revision in estimated proved reserves for a field or area. An impairment provision must be recorded to adjust the net book value of the property to its estimated fair value if the net book value exceeds management’s estimate of future net cash flows from the property. The estimated fair value of the property is generally calculated as the discounted present value of future net cash flows. Our estimates of cash flows are based on the latest available proved reserve and production information and management’s estimates of future product prices and costs, based on available information such as forward strip prices and industry forecasts and analysis.

The impairment assessment process is primarily dependent upon the estimate of proved reserves. Any overstatement of estimated proved reserve quantities would result in an overstatement of estimated future net cash flows, which could result in an understated assessment of impairment. The subjectivity and risks associated with estimating proved reserves are discussed under “Oil and Gas Reserves” below. Prediction of product prices is subjective since prices are largely dependent upon supply and demand resulting from global and national conditions generally beyond our control. However, management’s assessment of product prices for purposes of impairment is consistent with that used in its business plans and investment decisions. We believe that a sensitivity analysis regarding the effect of changes in assumptions on estimated impairment is impracticable to provide because of the number of assumptions and variables involved which have interdependent effects on the potential outcome.

Oil and Gas Reserves

Our proved oil and gas reserves are estimated by independent petroleum engineers. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof, including evaluations and extrapolations of well flow rates and reservoir pressure. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using prices at the date of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices.

Proved reserves, as defined by the Financial Accounting Standards Board and adopted by the Securities and Exchange Commission, are limited to reservoir areas that indicate economic producibility through actual production or conclusive formation tests, and generally cannot extend beyond the immediately adjoining undrilled portion. Although improved technology often can identify possible or probable reserves other than by drilling, under current SEC rules, these reserves cannot be estimated and disclosed.

Depreciation, depletion and amortization of producing properties is computed on the unit-of-production method based on estimated proved oil and gas reserves. While total DD&A expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in timing of when DD&A expense is recognized. Downward revisions of proved reserves result in an acceleration of DD&A expense, while upward revisions tend to lower the rate of DD&A expense recognition.

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using year-end oil and gas prices and year-end costs for estimated future development and production expenditures. Discounted future net cash flows are calculated using a 10% rate. Changes in any of these assumptions could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent management’s estimated current market value of proved reserves.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards. At December 31, 2008 the Company had a deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At December 31, 2008, the Company had current assets of $11.7 million and current liabilities of $2.1 million.

Cash and cash equivalents totaled $190,000 at December 31, 2008 and $172,000 at December 31, 2007. New Concept’s principal source of cash has traditionally been property operations and proceeds from sales of assets. At December 31, 2008 the Company had $11.0 million invested in short term notes with interest rates ranging from 8% to 8.5%.

In March 2008 we completed the sale of 950,000 shares of common stock and raised $2,850,000 in cash. This cash was also invested in short term notes. The Company intends to use the cash available from its short term investments to invest in its future operations.

In May 2008 the Company received net proceeds of $16.4 million from the sale of mineral interests in Arkansas. The proceeds were used to pay down its existing debt obligations.

In September 2008 the Company utilized approximately $10.7 million for the acquisition of a newly formed subsidiary, the primary business of which is oil and gas production.

Net cash provided by (used in) continuing operating activities was $427,000 in 2008, $749,000 in 2007, and ($157,000) in 2006.

Net cash provided by (used in) investing activities was $2.6 million in 2008, $(679,000) in 2007, and ($1.2 million) in 2006. In 2006, the net cash used was principally a cash loan to Eurenergy Resources Corporation, a related party, for $1.4 million. In addition, the Company purchased an interest in a gas well in Fayetteville, Arkansas for $118,000.

Net cash provided by (used in) financing activities was $(3.0 million) in 2008, $-0- in 2007, and $26,000 in 2006. The $3.0 million used in 2008 was the result of the payment of related party debt of $6.9 million, partially offset by receipt of $2.9 million for the issuance of 950,000 shares of common stock.

There were no discontinued operations in 2008. Net cash provided (used in) discontinued operations was ($222,000) in 2007, and $1.0 million in 2006. In 2006 the Company sold Gaywood Oil & Gas, LLC and received cash proceeds of $1.7 million, partially offset by net cash used in operating activities of ($713,000).

Results of Operations

Fiscal 2008 as Compared to 2007

Revenues and Operating Expenses: Revenues for 2008 totaled $3.6 million compared to 3.0 million in 2007. The primary reason for the increase is the acquisition of the oil and gas operations in West Virginia and Ohio in September, 2008, which provided $672,000 of net revenue. Revenue for the retirement facility totaled approximately $2.9 million in 2008 as compared to $3.0 million for 2007.

Operating expenses totaled $3.7 million for 2008 compared to 3.0 million for 2007. In 2008, oil and gas operating costs totaled $496,000, and corporate general and administrative expenses increased approximately $200,000, primarily due to the administrative costs of the acquisition.

Interest Income: Interest income increased approximately $670,000 from 2007 to 2008 due to the increase in the interest-bearing loans to affiliates during 2008.

Interest Expense: Interest expense for 2008 increased approximately $197,000 due primarily to the amount of time debt was owed. Interest on the note payable to affiliate in 2007 reflects less than two months of accrued interest, while 2008 interest is for more than four months.

Gain on sale of assets: In 2008 the Company sold its investment in mineral rights in the Fayetteville Shale for a gain of approximately $16.4 million. In 2007, the Company sold a participation in the future cash flow of its retirement community in King City, Oregon and recorded a gain of $750,000.

Other Income: Other income increased from $143,000 in 2007 to 464,000 in 2008. The increase in 2008 is primarily due to cash received from receivables that were previously fully reserved.

Fiscal 2007 as Compared to Fiscal 2006

Revenues and Operating Expenses from operations of a retirement facility: Revenues for 2007 and 2006 approximated $3.0 million. Real estate operating expenses, which consist of retirement operations expense, lease expense and depreciation and amortization, were $2.2 million in both 2007 and 2006.

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

Other Income: Other income was $142,000 in 2007 and $2.6 million in 2006. In June 2006, the Company rescinded its acquisition of CableTEL AD and received a breakup fee of $1.5 million which resulted in net income, after deducting expenses of $1.467 million. In addition, in November 2006, the Company settled another obligation and recorded a gain on such settlement of $1.0 million. Additionally, the Company collected certain payments on certain receivables that were previously written off.

Discontinued Operations: During 2007, the Company transferred ownership of the Gainesville Outlet Mall to an unrelated third party.

Item 7a: Quantitative And Qualitative Disclosures About Market Risk

All of the Company’s debt is financed at fixed rates of interest. Therefore, the Company has minimal risk from exposure to changes in interest rates.

Item 8. Financial Statements

The financial statements required by this Item begin at page 34 of this Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Acting Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2008. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Acting Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2008 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP, US”) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company; and
•	provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, US and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

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

Management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2008. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management of the Company believes that as of December 31, 2008, the internal control system over financial reporting met those criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The affairs of the Company are managed by the Board of Directors. The directors are elected at the Annual Meeting of Stockholders or appointed by the incumbent Board and serve until the next Annual Meeting of Stockholders, until a successor has been elected or approved, or until earlier resignation, removal or death.

It is the Board’s objective that a majority of the Board consists of independent directors. For a director to be considered “independent”, the Board must determine that the director does not have any direct or indirect material relationship with the Company. The Board has established guidelines to assist it in determining director independence, which conform to, or are more exacting than, the independence requirements in the American Stock Exchange listing rules. The independence guidelines are set forth in the Company’s “Corporate Governance Guidelines”. The text of this document has been posted on the Company’s internet website at http://www.newconceptenergy.com, and is available in print to any stockholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independent determination.

The Company has adopted a code of conduct that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Stockholders may find our Code of Conduct on our internet website address at http://www.newconceptenergy.com. We will post any amendments to the Code of Conduct as well as any waivers that are required to be disclosed by the rules of the SEC or the AMEX on our website.

Our Board of Directors has adopted charters for our Audit, Compensation and Governance and Nominating Committees of the Board of Directors. Stockholders may find these documents on our website by going to the website address http://www.newconceptenergy.com. Stockholders may also obtain a printed copy of the materials referred to by contacting us at the following address:

New Concept Energy, Inc.
Attn: Investor Relations
1755 Wittington Place, Suite 340
Dallas, Texas 75234
972-407-8400 (Telephone)

The Audit Committee of the Board of Directors is an “audit committee” for the purposes of Section 3(a) (58) of the Exchange Act. The members of that Committee are Dan Locklear (Chairman), James Huffstickler and Victor Lund. Mr. Locklear is qualified as an “audit committee financial expert” within the meaning of SEC regulations and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the AMEX. All of the members of the Audit Committee meet the independence and experience requirements of the listing standards of the AMEX.

All members of the Audit Committee, Compensation Committee and the Governance and Nominating Committee must be independent directors. Members of the Audit Committee must also satisfy additional independence requirements which provide (i) that they may not accept, directly or indirectly, any consulting, advisory or compensatory fee from the Company or any of its subsidiaries other than their director’s compensation (other than in their capacity as a member of the Audit Committee, the Board of Directors or any other Committee of the Board), and (ii) no member of the Audit Committee may be an “affiliated person” of the Company or any of its subsidiaries, as defined by the Securities and Exchange Commission.

The current directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation “affiliated”, when used below with respect to a director, means that the director is an officer or employee of the Company or one of its subsidiaries. The designation “independent”, when used below with respect to a director, means that the director is neither an officer of the Company nor a director, officer or employee of a subsidiary of the Company, although the Company may have certain business or professional relationships with the director as discussed in Item 13. Certain Relationships and Related Transactions.

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

Gene S. Bertcher, age 60, (Affiliated) Director November 1989 to September 1996 and since June 1999

Mr. Bertcher was elected President and Chief Financial Officer effective November 1, 2004. He was elected Chairman and Chief Executive Officer in December 2006. Mr. Bertcher has been Chief Financial Officer and Treasurer of the Company since November 1989 and Executive Vice President from November 1989 until he was elected President in 2003. Mr. Bertcher is and will continue to be Executive Vice-President and Interim Chief Financial Officer of American Realty Investors, Inc. (NYSE), Transcontinental Realty Investors, Inc (NYSE), Income Opportunity Realty Investors, Inc. (AMEX), and Vice President and Treasurer of First Equity Properties, Inc., positions he has occupied since February 2008. He has been a certified public accountant since 1973. No family relationship exists between Mr. Bertcher and any director or executive officer of the Company.

James E. Huffstickler, age 66, (Independent) Director since December 2003

Mr. Huffstickler has been Chief Financial Officer of Sunchase America, Ltd., a multi-state property management company, for more than nineteen years. He is a graduate of the University of South Carolina and was formerly employed by Southmark Management, Inc., a nationwide real estate management company. Mr. Huffstickler has been a certified public accountant since 1976.

Dan Locklear, age 57, (Independent) Director since December 2003

Mr. Locklear has been Chief Financial Officer of Sunridge Management Group, a real estate management company, for more than five years. Mr. Locklear was formerly employed by Johnstown Management Company, Inc. and Trammel Crow Company. Mr. Locklear has been a certified public accountant since 1981 and a licensed real estate broker in the State of Texas since 1978.

Victor L. Lund, age 80, (Independent) Director since March 1996

Mr. Lund founded Wedgwood Retirement Inns, Inc. (“Wedgwood”) in 1977, which became a wholly owned subsidiary of the Company in 1996. For most of Wedgwood’s existence, Mr. Lund was Chairman of the Board, President and Chief Executive Officer, positions he held until Wedgwood was acquired by the Company. Mr. Lund is President and Chief Executive Officer of Wedgwood Services, Inc., a construction services company not affiliated with the Company.

Board Committees

The Board of Directors held four meetings during 2008. For such year, no incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the period that he or she served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees. The Audit Committee was formed on December 12, 2003, and its function is to review the Company’s operating and accounting procedures. A Charter of the Audit Committee has been adopted by the Board. The current members of the Audit Committee, all of whom are independent within the SEC regulations, the listing standards of the AMEX and the Company’s Corporate Governance Guidelines are Messrs. Locklear (Chairman), Huffstickler and Lund. Mr. Dan Locklear is qualified as an Audit Committee financial expert within the meaning of SEC regulations, and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the AMEX. The Audit Committee met once in 2008.

The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to the corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance and self-evaluation. The Charter of the Governance and Nominating Committee was adopted on October 20, 2004. The members of the Committee are Messrs. Huffstickler (Chairman), Lund and Ms. Beadle. The Governance and Nominating Committee met once in 2008.

The Board has also formed a Compensation Committee of the Board of Directors, adopted a Charter for the Compensation Committee on October 20, 2004, and selected Ms. Beadle (Chairman) and Messrs. Huffstickler and Locklear as members of that Committee. The Compensation Committee met once in 2008.

The members of the Board of Directors at the date of this Report and the Committees of the Board on which they serve are identified below:

Governance and
	Audit	Nominating	Compensation
Director	Committee	Committee	Committee

Roz Campisi Beadle		☒	Chairman
Gene S. Bertcher
James E. Huffstickler	☒	Chairman	☒
Dan Locklear	Chairman		☒
Victor L. Lund	☒	☒

Executive Officers

The following persons currently serve as executive officers of the Company: Gene S. Bertcher, Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer; and Oscar Smith, Vice President and Secretary. Their positions with the Company are not subject to a vote of stockholders. Their ages, terms of service and all positions and offices with the Company, other principal occupations, business experience and directorships with other companies during the last five years or more are listed below. For information relating to Mr. Bertcher, see the description under the caption “Directors” above.

Oscar Smith, age 66, Secretary (since December 2001), Vice President (since 1994)

Mr. Smith has been Secretary of the Company since December 2001. He has been Vice President of the Company since June 1994. Prior to joining the Company he owned and operated a multi-unit retail and manufacturing business in Norfolk, Virginia.

In addition to the foregoing officers, the Company has other officers not listed herein who are not considered executive officers.

Code of Ethics

The Board of Directors has adopted a code of ethics entitled “Code of Business Conduct and Ethics” that applies to all directors, officers and employees of the Company and its subsidiaries. In addition, the Company has adopted a code of ethics entitled “Code of Ethics for Senior Financial Officers” that applies to the principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer and controller. The text of these documents is posted on the Company’s internet website address at http://www.newconceptenergy.com and is available in print to any stockholder who requests them.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act“), or upon written representations received by the Company, the Company is not aware of any failure by any director, officer or beneficial owner of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission on a timely basis.

Item 11. Executive Compensation

The following tables set forth the compensation in all categories paid by the Company for services rendered during the fiscal years ended December 31, 2008, 2007 and 2006 by the Chief Executive Officer of the Company and to the other executive officers and Directors of the Company whose total annual salary in 2008 exceeded $100,000, the number of options granted to any of such persons during 2008 and the value of the unexercised options held by any of such persons on December 31, 2008.

SUMMARY COMPENSATION TABLE

							Change in
						Non-	Pension
						Equity	Value and
Name						Incentive	Nonqualified	All
and						Plan	Deferred	Other
Principal				Stock	Option	Comp-	Compensation	Comp-
Position	Year	Salary	Bonus	Awards	Awards	ensation	Earnings	ensation	Total

Gene S. Bertcher (1) Chairman, President & Chief Financial Officer	2008	$ 197,000							$ 197,000
	2007	186,000							186,000
	2006	186,000							186,000

Doug Wight, President(2)	2008	67,000							67,000

(1)In February 2008 began providing assistance to a related company which reimburses NCE for 50% of Mr. Bertcher’s total compensation. The salary in the above table represents total compensation before reimbursement.

(2)Doug Wight joined the Company in September 2008 with an annual salary of $180,000. Effective April 9, 2009 Mr. Wight is no longer with the Company. Mr. Bertcher was reappointed by the Board of Directors as President.

GRANTS OF PLAN-BASED AWARDS

None

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None

OPTION EXERCISES AND STOCK VESTED

The option to purchase 10,000 shares was exercised in December 2008. The option to purchase 40,000 shares expired in December 2008.

PENSION BENEFITS

None

NONQUALIFIED DEFERRED COMPENSATION

None

DIRECTOR COMPENSATION
Name	Fees Earned Or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Roz Campisi Beadle	$ 10,500						$ 10,500
Gene S. Bertcher	—						—
James E. Huffstickler	10,500						10,500
Dan Locklear	10,500						10,500
Victor L. Lund	10,500						10,500

MANAGEMENT AND CERTAIN SECURITY HOLDERS

None

Stock Option Plan

The Board of Directors administered the Company’s 2000 Stock Option Plan (the “2000 Plan”), which provided for grants of incentive and non-qualified stock options to the Company’s executive officers, as well as its directors and other key employees and consultants. Under the 2000 Plan, options are granted to provide incentives to participants to promote long-term performance of the Company and specifically, to retain and motivate senior management in achieving a sustained increase in stockholder value. There is no pre-set formula or criteria for determining the number of options that may be granted. The exercise price for an option granted is determined by the Compensation Committee, in an amount not less than 100% of the fair market value of the Company’s common stock on the date of grant. The Compensation Committee reviews and evaluates the overall compensation package of the executive officers and determines the awards based on the overall performance of the Company and the individual performance of the executive officers. The 2000 Plan provides options to purchase 50,000 shares of common stock, of which during 2008, 10,000 options were exercised and 40,000 options expired. As of December 31, 2008 there are no options granted under any plan. If no further options are granted, this plan will expire on June 2, 2009.

Compensation of Directors

The Company pays each non-employee director a fee of $2,500 per year, plus a meeting fee of $2,000 for each board meeting attended. Employee directors serve without compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 27, 2009, certain information with respect to all stockholders known by the company to own beneficially more than 5% of the outstanding common stock, which is the only outstanding class of securities of the Company, except for Series B Preferred Stock (the ownership of which is immaterial), as well as information with respect to the Company’s common stock owned beneficially by each director and current executive officers, whose compensation from the company in 2008 exceeded $100,000, and by all directors and executive officers as a group. Unless otherwise indicated, each of these stockholders has sole voting and investment power with respect to the shares beneficially owned.

	Common Stock
Name of Beneficial Owner	No. of Shares	Percent of Class*
Roz Campisi Beadle	100	**
Gene S. Bertcher(2)	71,811	3.7%
HKS Investment Corporation(1)	108,944	5.6%
James E. Huffstickler	--	0%
Dan Locklear	--	0%
Victor Lund	--	0%
Gene E. Phillips(3)(5)	1,345,080	69.1%
Oscar Smith	10,000	**
Syntek Acquisition Corporation(3)	395,080	20.3%
Syntek West, Inc. (3)(8)	1,345,080	69.1%
TacCo Financial, Inc.(3)(4)	500	**
URC Energy, LLC(3)(5)	950,000	48.8%
All executive officers and directors as a group (six persons)	81,911	4.2%

*     Based on 1,946,939 shares of common stock outstanding at January 29, 2008.
**     Less than 1%.

(1)

Consists of 108,994 shares of common stock owned by HKS Investment Corporation (“HKS”). According to an original statement on Schedule 13D dated January 9, 2006, the group consists of HKS Investment Corporation, David Hensel, John Kellar and Marshall Stagg, each of whom are deemed to be the beneficial owner of all 108,994 shares. Hensel is stated to be a shareholder, director and President of HKS; Kellar is a shareholder, director, Vice President and Treasurer of HKS; and Stagg is a shareholder, director and Secretary of HKS.

(2)	Consists of 71,811 shares of common stock owned by Mr. Bertcher.
(3)

Based on a Schedule 13D, amended August 19, 2008, filed by each of these entities and by Gene E. Phillips, an individual; each of these entities owns of record the number of shares set forth for such entity in the table. The sole member of URC Energy, LLC is Syntek West, Inc. (“SWI”) which is owned by Gene E. Phillips. The amended Schedule 13D indicates that these entities, Mr. Phillips, SWI and Syntek Acquisition Corporation (“SAC”), collectively, may be deemed a “Person” within the meaning of Section 13D of the Securities Exchange Act of 1934.

(4)

Consists of 500 shares of common stock. Officers and Directors of TacCo Financial, Inc. (“TFI”) are J.T. Tackett, Director, Chairman and CEO; Wayne Starr, Director, President and Treasurer and R. Neil Crouch II, Vice President and Secretary. TFI’s stock is owned by Electrical Networks, Inc. (75%) and Starr Investments (25%).

(5)

The direct owner of the 950,000 shares of common stock is URC Energy, LLC. Under Rule 13d-3 of the Exchange Act, SWI as the sole member of URC Energy, LLC is deemed to be the beneficial owner of such shares and Gene E. Phillips as an officer, director and sole owner of SWI is also deemed to be the beneficial owner of such shares.

Change in Control

      As of March 18, 2008, with the delivery of a certificate representing 950,000 shares of new Common Stock of the Company to URC Energy LLC, a “deemed” change of control occurred. Such 950,000 shares of Common Stock constitutes approximately 49.05% of the 1,946,939 shares of Common Stock of the Company issued and outstanding. URC Energy LLC is a Nevada limited liability company organized by Articles of Organization filed with the Secretary of State of Nevada on October 26, 2006; its sole member is Syntek West, Inc., a Nevada corporation. One hundred percent (100%) of the issued and outstanding stock of Syntek West, Inc. is owned by Gene E. Phillips. The 950,000 shares of Common Stock were issued pursuant to the final consummation of a Purchase Agreement described in Item 13. Certain Relationships and Related Transactions, and Director Independence below. The basis of control is the aggregate percentage of voting securities of the Company which is now owned by the “Reporting Persons” (approximately 69%) which include URC Energy LLC at 49.05% with 950,000 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director independence

On March 6, 2008, URC Energy LLC paid to the Company the sum of $2,850,000 in cash pursuant to the consummation of the transaction covered by that certain Securities Purchase Agreement effective October 19, 2007 (executed November 16, 2007) between the Company and URC Energy LLC (the “Purchase Agreement”). Pursuant to the Purchase Agreement, URC Energy LLC purchased 950,000 new shares of Common Stock of the Company following the approval by consent of the holders of 58% of the Common Stock and following the issuance to all stockholders of the Company of a Schedule 14C Information Statement mailed on February 8, 2008 to stockholders of record as of the close of business of November 5, 2007. Under requirements of the Exchange Act such 950,000 shares could not be issued to URC Energy LLC until twenty-one (21) calendar days after the date of distribution of the definitive copies of such Information Statement to the stockholders of the Company and URC Energy LLC was not obligated to pay the purchase price of $2,850,000 until such time as certificates representing such 950,000 shares were available for delivery. Such payment on March 6, 2008 was necessary as the 950,000 shares of Common Stock could not be issued until approval was given by the American Stock Exchange of an Additional Listing Application submitted March 3, 2008 by the Company covering such 950,000 shares, which approval was issued on March 12, 2008. A certificate representing 950,000 shares of Common Stock was issued to URC Energy LLC and delivered on March 18, 2008.

In July 2006, the Company loaned Eurenergy Resources Corporation $1,377,000. The Company received a demand note with interest of 8% per annum. At December 31, 2008 the balance due including accrued interest totaled $1,665,407.

In November 2007, the Company loaned Prime Income Asset Management, Inc. $630,000. The Company received a demand note with interest of 8.5 % per annum. In 2008 the Company made additional net advances on the loan totaling approximately $6.3 million. As of December 31, 2008 the balance due including accrued interest totaled $7,480,682.

In November 2007, the Company acquired 1,712 acres of mineral rights in the Fayetteville Shale area of Arkansas from Source Rock of Arkansas, LLC for $6,848,000. The purchase price was paid by issuing a note bearing interest at 9.5%, and maturing on December 31, 2010. This note was paid in full upon sale of the mineral rights in May 2008.

In June of 2008 the Company entered into a letter of credit agreement with Eurenergy Resources Corporation. The terms of the agreement call for interest at the Prime Rate plus two percent. At December 31, 2008 the balance due including accrued interest totaled $2,129,203.

Except as set forth above, the Reporting Persons do not have any contracts, arrangements, understandings or relationships, legal or otherwise, with any person with respect to any securities of the Issuer, including but not limited to, transfer or voting of any of the securities, finders’ fees, joint ventures, loan or option arrangements, puts or calls, guarantees of profits, divisions of profits or losses, or the giving or withholding of proxies.

It is the policy of the Company that all transactions between the Company and any officer or director, or any of their affiliates, must be approved by non-management members of the Board of Directors of the Company. All of the transactions described above were so approved.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2008 and 2007 by the Company’s principal accounting firm Farmer, Fuqua & Huff, PC:

Type of Fees	2008	2007
Audit Fees	$27,500	$27,500
Audit Related Fees	--	--
Tax Fees	7,250	7,250
All Other Fees	--	--

Total Fees	$34,450	$34,450

All services rendered by the principal auditors are permissible under applicable laws and regulations and were pre-approved by either of the Board of Directors or the Audit Committee, as required by law. The fees paid to principal auditors for services described in the above table fall under the categories listed below:

Audit Fees: These are fees for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q filings and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees: These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services include attestation by the principal auditor that is not required by statute or regulation and consulting on financial accounting/reporting standards.

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

These services are actively monitored (as to both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in the principal auditor’s core work, which is the audit of the Company’s consolidated financial statements.

Financial Information Systems Design and Implementation Fees

Neither Swalm & Associates nor Farmer, Fuqua & Huff, P.C. rendered professional services to the Company in 2008 with respect to financial information systems design and implementation.

Under the Sarbanes-Oxley Act of 2002 (the “SO Act”), and the rules of the Securities and Exchange Commission (the “SEC”), the Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditor. The purpose of the provisions of the SO Act and the SEC rules for the Audit Committee’s role in retaining the independent auditor is two-fold. First, the authority and responsibility for the appointment, compensation and oversight of the auditors should be with directors who are independent of management. Second, any non-audit work performed by the auditors should be reviewed and approved by these same independent directors to ensure that any non-audit services performed by the auditor do not impair the independence of the independent auditor. To implement the provisions of the SO Act, the SEC issued rules specifying the types of services that an independent auditor may not provide to its audit client, and governing the Audit Committee’s administration of the engagement of the independent auditor. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence. Accordingly, the Audit Committee has adopted a pre-approval policy of audit and non-audit services (the “Policy”), which sets forth the procedures and conditions pursuant to which services to be performed by the independent auditor are to be pre-approved. Consistent with the SEC rules establishing two different approaches to pre-approving non-prohibited services, the Policy of the Audit Committee covers pre-approval of audit services, audit-related services, international administration tax services, non-U.S. income tax compliance services, pension and benefit plan consulting and compliance services, and U.S. tax compliance and planning. At the beginning of each fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and the approve or reject each service, taking into account whether services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. Typically, in addition to the generally pre-approved services, other services would include due diligence for an acquisition that may or may not have been known at the beginning of the year. The Audit Committee has also delegated to any member of the Audit Committee designated by the Board or the financial expert member of the Audit Committee responsibilities to pre-approve services to be performed by the independent auditor not exceeding $25,000 in value or cost per engagement of audit and non-audit services, and such authority may only be exercised when the Audit Committee is not in session.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

	(1)	FINANCIAL STATEMENTS: The following financial statements of the
		Registrant and the Report of Independent Public Accountants
		therein are filed as part of this Report on Form 10-K:

		Reports of Swalm & Associates/Report of FFH.	33

		Consolidated Balance Sheets	35

		Consolidated Statement of Operations	37

		Consolidated Statements of Cash Flows	38

		Consolidated Statement of Changes in Stockholders’ Equity	40

		Notes to Consolidated Financial Statements	40

	(2)	FINANCIAL STATEMENT SCHEDULES: Other financial statement schedules
		have been omitted because the information required to be set forth
		therein is not applicable, is immaterial or is shown in the consolidated
		financial statements or notes thereto.

	(3)	EXHIBITS

The following documents are filed as exhibits (or are incorporated by reference as indicated) into this Report:

Exhibit Designation	Exhibit Description

3.1	Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)

3.2	Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.5 to Registrant’s Form 8-K dated April 1, 1993)

Exhibit Designation	Exhibit Description

3.3	Restated Articles of Incorporation of Greenbriar Corporation (incorporated by reference to Exhibit 3.1.1 to Registrant’s Form 10-K dated December 31, 1995)

3.4	Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit to Registrant’s PRES 14-C dated February 27, 1996)

3.5	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)

3.6	Amendment to Section 3.1 of Bylaws of Registrant adopted October 9, 2003 (incorporated by reference to Exhibit 3.2.1 to Registrant’s Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)

3.7	Certificate of Decrease in Authorized and Issued Shares effective November 30, 2001 (incorporated by reference to Exhibit 2.1.7 to Registrant’s Form 10-K dated December 31, 2002)

3.8	Certificate of Designations, Preferences and Rights of Preferred Stock dated May 7, 1993 relating to Registrant’s Series B Preferred Stock (incorporated by reference to Exhibit 4.1.2 to Registrant’s Form S-3 Registration Statement No. 333-64840 dated June 22, 1993)

3.9	Certificate of Voting Powers, Designations, Preferences and Rights of Registrant’s Series F Senior Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.2 of Registrant’s Form 10-KSB for the fiscal year ended December 31, 1997)

3.10	Certificate of Voting Powers, Designations, Preferences and Rights of Registrant’s Series G Senior Non-Voting Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.3 of Registrant’s Form 10-KSB for the fiscal year ended December 31, 1997)

3.11	Certificate of Designations dated October 12, 2004 as filed with the Secretary of State of Nevada on October 13, 2004 (incorporated by reference to Exhibit 3.4 of Registrant’s Current Report on Form 8-K for event occurring October 12, 2004)

3.12	Certificate of Amendment to Articles of Incorporation effective February 8, 2005 (incorporated by reference to Exhibit 3.5 of Registrant’s Current Report on Form 8-K for event occurring February 8, 2005)

3.13	Certificate of Amendment to Articles of Incorporation effective March 21, 2007 (incorporated by reference to Exhibit 3.13 of Registrant’s Current Report on Form 8-K for event occurring March 21, 2005)

Exhibit Designation	Exhibit Description

10.1	Registrant’s 1997 Stock Option Plan (filed as Exhibit 4.1 to Registrant’s Form S-8 Registration Statement, Registration No. 333-33985 and incorporated herein by this reference).

10.2	Registrant’s 2000 Stock Option Plan (filed as Exhibit 4.1 to Registrant’s Form S-8 Registration Statement, Registration No. 333-50868 and incorporated herein by this reference)

10.3	Form of Umbrella Agreement between Greenbriar Corporation, James R. Gilley and Jon Harder, Sunwest Management, Inc. et al

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Farmer, Fuqua & Hunt, P.C.

31.1*	Rule 13a-14(a) Certification by Principal Executive Officer and Chief Financial Officer

32.1*	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CONCEPT ENERGY, INC.

April 15, 2009	by: /s/ Gene S. Bertcher
Gene S. Bertcher
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene S. BertcherGene S. Bertcher	Chairman, Principal Executive Officer, Chief Financial Officer and Director	April 15, 2009
/s/ Roz Campisi Beadle Roz Campisi Beadle	Director	April 15, 2009
s/ James Huffstickler James Huffstickler	Director	April 15, 2009
/s/ Dan Locklear Dan Locklear	Director	April 15, 2009
/s/ Victor Lund Victor Lund	Director	April 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
New Concept Energy, Inc., formerly Cabeltel International Corporation

We have audited the accompanying consolidated balance sheet of New Concept Energy, Inc., formerly Cabeltel International Corporation, and subsidiaries, as of December 31, 2008, and the related consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Concept Energy, Inc., formerly CableTel Corporation, and subsidiaries as of December 31, 2008, and the consolidated results of their operations and their cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Swalm & Associates, P.C.

Plano, Texas
April 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
New Concept Energy, Inc., formerly CabelTel International Corporation

We have audited the accompanying consolidated balance sheet of New Concept Energy, Inc., formerly Cabeltel International Corporation, and subsidiaries, as of December 31, 2007 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Concept Energy, Inc., formerly CabelTel International Corporation, and subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ FARMER FUQUA & HUFF, P.C.

Plano, Texas
March 31, 2008

New Concept Energy Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31,
Assets	2008	2007

Current assets

Cash and cash equivalents	$190	$172
Accounts receivable from oil and gas sales	353	--
Note and interest receivable – related party	10,632	2,200
Other current assets (including $189 from related parties in 2008)	527	8

Total current assets	11,702	2,380

Oil and natural gas properties (full cost accounting method):

Proved developed and undeveloped oil and gas properties	10,688	--
Unproved oil and natural gas properties	--	6,848

Property and equipment, net of depreciation

Land, buildings and equipment - oil and gas operations	1,291	--
Other	149	131

Total property and equipment	1,440	131

Deferred tax asset	--	250

Other assets	228	177

Total Assets	$24,058	$9,786

The accompanying notes are an integral part of these statements.

New Concept Energy Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS - CONTINUED
(Amounts in thousands, except share amounts)

	December 31,
Liabilities And Stockholders’ Equity	2008	2007

Current liabilities

Accounts payable – trade	$202	$90
Accrued expenses	1,944	175

Total current liabilities	2,146	265

Long-term debt (to related party in 2007)	1,026	6,921

Other long-term liabilities	394	459

Total liabilities	3,566	7,645

Stockholders’ equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,939 shares at
December 31, 2008 and 986,939 shares at
December 31, 2007	20	10
Additional paid-in capital	58,838	55,992
Accumulated deficit	(38,367)	(53,862)

	20,492	2,141

Total Liabilities & Equity	$24,058	$9,786

The accompanying notes are an integral part of these statements.

New Concept Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006

Revenue
Oil and gas operations, net of royalties	$672	$--	$--
Real estate operations	2,888	2,984	3,033
	3,560	2,984	3,033
Operating expenses
Oil and gas operations	496	--	--
Real estate operations	1,243	1,315	1,300
Lease expense	962	845	939
Corporate general and administrative	1,001	796	1,091
	3,702	2,956	3,330

Operating earnings (loss)	(142)	28	(297)
Other income (expense)
Interest income	785	112	447
Interest expense	(270)	(73)	(486)
Gain on sale of assets, net	16,432	750	--
Other income, net	464	142	2,584
	17,411	931	2,545

Earnings from continuing operations	17,269	959	2,248
Provision for income taxes	(1,774)	(270)	(437)

Net income from continuing operations	15,495	689	1,811
Discontinued operations (net of income taxes)
Loss from operations	--	(101)	(786)
Gain (loss) from sale of assets	--	(526)	276

Net loss from discontinued operations	--	(627)	(510)

Net income applicable to common shares	$15,495	$62	$1,301

Earnings (loss) per common share – basic
Continuing operations	$8.92	$.70	$1.83
Discontinued operations	--	(0.64)	(0.51)
Net earnings (loss) per share	$8.92	$0.06	$1.32

Weighted average common and equivalent shares
outstanding – basic	1,737	987	987

The accompanying notes are an integral part of these statements.

New Concept Energy Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities
Net earnings (loss) from continuing operations	$15,495	$689	$1,811
Adjustments to reconcile net earnings (loss) to net
cash provided by (used in) operating activities
Depreciation and amortization	59	47	31
Depletion of mineral	112	--	--
(Gain) loss from affiliates	--	--	(1,500)
(Gain) on settlement	--	--	(1,303)
(Gain) loss on sale of assets	(16,432)	--	--
Change in deferred tax asset	250	241	670
Changes in operating assets and liabilities
Other current and non-current assets	(873)	(44)	(339)
Accounts payable and other liabilities	1,816	(184)	473
Net cash provided by (used in) operating activities	427	749	(157)

Cash flows from investing activities
Funding of notes receivable	(23,287)	(630)	(1,377)
Investment mineral rights	--	--	(118)
Purchase of property and equipment, net	(1,354)	(49)	(30)
Net repayment of notes receivable	14,791	--	306
Purchase of oil and gas subsidiary	(10,808)	--	--
Proceeds from sale of mineral rights	23,288	--	--
Net cash provided by (used in) investing activities	2,630	(679)	(1,219)

Cash flows from financing activities
Proceeds from common stock issuance	2,856	--	26
Debt incurred in connection with acquisition	1,026
Payments on debt	(6,921)	--	--
Net cash provided by (used in) financing activities	(3,039)	--	26

Cash flows from discontinued operations
Cash (used in) operating activities	--	(222)	(713)
Cash provided by investing activities –
proceeds from sale	--	--	1,737
Net cash provided by (used in) discontinued operations	--	(222)	1,024

Net increase (decrease) in cash
and cash equivalents	18	(152)	(326)
Cash and cash equivalents at beginning of year	172	324	650

Cash and cash equivalents at end of year	$190	$172	$324

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED
(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006

Supplemental information on cash flows is as follows:		--

Interest paid	--	--	380

Non-cash investing and financing activities:
Notes payable dissolved under rescission	--	--	(7,245)
Interest payable dissolved under rescission	--	--	(991)
Funds due from affiliate dissolved under rescission	--	--	8,236
Notes receivable funded under rescission	--	--	1,500
Notes payable cancelled under settlement	--	--	(2,255)
Interest payable cancelled under settlement	--	--	(857)
Notes receivable transferred	--	--	1,809
Acquisition of leases for mineral rights	--	(6,848)	--
Notes payable for acquisition of mineral rights	--	6,848	--

The accompanying notes are an integral part of these statements.

New Concept Energy Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Series B Preferred stock		Series J Preferred stock		Series J Preferred Stock Contra Equity		Common Stock		Additional paid in	Accum- ulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at December 31, 2005	1	1	32	3,150	(32)	(3,150)	977	10	55,966	(55,225)	752
Rescission of Series J Preferred Stock			(32)	(3,150)	32	3,150
Exercised stock option							10	—	26		26
Net income										1,301	1,301

Balance at December 31, 2006	1	1	—	—	—	—	987	10	55,992	(53,924)	2,079
Net Income										62	62

Balance at December 31, 2007	1	1	—	—	—	—	987	10	55,992	(53,862)	2,141
Exercised stock option							10		5		5
Issue of stock							950	10	2,840		2,850
Net Income										15,495	15,495
Balance at December 31, 2008	1	1	—	—	—	—	1,947	20	58,838	(38,367)	20,492

     The accompanying notes are an integral part of these statements.

New Concept Energy Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

The accompanying Consolidated Financial Statements of New Concept Energy, Inc. and consolidated entities were prepared in conformity with accounting principles generally accepted in the United States of America, the most significant of which are described in NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31, of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 2006 and 2007 have been reclassified to conform to the 2008 presentation.

NOTE A – BUSINESS DESCRIPTION AND PRESENTATION

Name Change

On May 21, 2008, CabelTel International Corporation changed its name to New Concept Energy, Inc.(which is referred throughout this report as “the Company”, “New Concept”, or “NCE”).

Acquisition Of Carl E. Smith Companies

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

The agreements all provide that bankruptcy administrative costs incurred over $500,000 would be reimbursed to NCE prior to any payments being made on the notes. The administrative costs incurred over $500,000 were approximately $1.1 million. The agreements further provide that NCE can reduce the note payments for any amounts that might be recovered by the IRS should they choose to audit CESI for period prior to the acquisition.

In the first two similar agreements two shareholders are to receive a total of $1,760,000 less administrative costs noted above. The Company is to make payments to each former shareholder in the amount of $1,000 a week for the next 17 years. The allocation of the administrative costs to each specific agreement is dependent on future events however the Company does not anticipate making any cash payments for five years.

The second agreement was in the amount of $600,000 and requires the Company should make payments equal to 100% of the available cash flow from the acquired entities. The entire obligation is required to be paid within five years Available cash flow is to be determined by NCE based upon Mountaineer State Energy’s actual as well as projected cash needs. NCE anticipates that almost all of this obligation will be used to repaid a portion of the reimbursable administrative costs.

The third agreement was in the amount of $1,000,000 and state the Company should make payments in the amount of 75% of available funds from the operation of the business under terms similar to the note above. However, the payments do not begin until the second agreement is fully funded. The agreement further provides that is be paid within seven years.

The Company has evaluated the above notes and after factoring the administrative cost reimbursement and imputing a 10% interest rate has valued the above obligations at $1,026,000 at December 31, 2008.

In 2002 the Internal Revenue Service (“IRS”) commenced an audit of the CESI and its related companies. This audit was halted in its early stages during which time the Justice Department began a review and subsequent prosecution of certain individual owners and related individuals of CESI. It is unknown as to whether, at this point, the IRS will choose to renew its audit of the Company for any years prior to our acquisition of CESI. The bankruptcy plan provides that the IRS has two years from the approval of the plan of reorganization to complete an audit should it choose to do so. The bankruptcy code provides certain limitations as to how far back the IRS can go in determining any claims against CESI. We believe that should the IRS complete an audit for the years legally available for a claim the IRS would find no material adjustments. Further, should the IRS be successful in any claims against CESI, any payments made by the Company would reduce future payments due the previous owners, per the terms of the acquisition.

Certain individuals have filed administrative claims in the bankruptcy court totaling approximately $400,000. Should any of these claims be successful, any obligation paid by the Company would reduce future payments due the previous owners, per the terms of the acquisition.

Nature of Operations

New Concept operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia through its wholly owned subsidiaries Mountaineer State Energy, LLC and Mountaineer State Operations, LLC
NCE also leases and operates a retirement community in King City Oregon, with a capacity of 114 residents.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of New Concept Energy, Inc. and its majority-owned subsidiaries (collectively, the “Company”, New Concept or “NCE”) and are prepared on the basis of accounting principles generally accepted in the United States of America. All significant intercompany transactions and accounts have been eliminated.

Depreciation and Amortization

Depreciation is provided for in amounts sufficient to relate the cost of property and equipment to operations over their estimated service lives, ranging from 3 to 40 years. Depreciation is computed by the straight-line method. Depreciation and amortization expense, included in operations expenses, was $60,000, $48,000 and $406,000 for 2008, 2007 and 2006, respectively.

Depletion of Mineral Rights

The Company recorded depletion of mineral rights in 2008 of $112,000. No such costs were incurred in 2007 or 2006.

Segments

The company operates two primary business segments; oil and gas operations and retirement facilities. Segment data is provided in “NOTE N” to these consolidated financial statements.

Major Purchaser

The Company has one purchaser of its oil and natural gas. While there is an available market for crude oil and natural gas production, we cannot be assured that the loss of this purchaser would not have a material impact on the Company.

Oil and natural gas properties

Oil and gas exploration and production companies may elect to account for their property costs using either the “successful efforts” or “full cost” accounting method. Under the successful efforts method, unsuccessful exploratory well costs, as well as all exploratory geological and geophysical costs, are expensed. Under the full cost method, all exploration costs are capitalized, regardless of success. Selection of the oil and gas accounting method can have a significant impact on a company’s financial results. We use the full cost method of accounting and generally pursue acquisitions and development of proved reserves as opposed to exploration activities. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool.

In accordance with Statement of Financial Accounting Standards No. 144, we evaluate possible impairment of producing properties when conditions indicate that the properties may be impaired. Such conditions include a significant decline in product prices which we believe to be other than temporary or a significant downward revision in estimated proved reserves for a field or area. An impairment provision must be recorded to adjust the net book value of the property to its estimated fair value if the net book value exceeds management’s estimate of future net cash flows from the property. The estimated fair value of the property is generally calculated as the discounted present value of future net cash flows. Our estimates of cash flows are based on the latest available proved reserve and production information and management’s estimates of future product prices and costs, based on available information such as forward strip prices and industry forecasts and analysis.

The impairment assessment process is primarily dependent upon the estimate of proved reserves. Any overstatement of estimated proved reserve quantities would result in an overstatement of estimated future net cash flows, which could result in an understated assessment of impairment. The subjectivity and risks associated with estimating proved reserves are discussed under “Oil and Gas Reserves” below. Prediction of product prices is subjective since prices are largely dependent upon supply and demand resulting from global and national conditions generally beyond our control. However, management’s assessment of product prices for purposes of impairment is consistent with that used in its business plans and investment decisions. We believe that a sensitivity analysis regarding the effect of changes in assumptions on estimated impairment is impracticable to provide because of the number of assumptions and variables involved which have interdependent effects on the potential outcome.

Oil and Gas Reserves

Our proved oil and gas reserves are estimated by independent petroleum engineers. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof, including evaluations and extrapolations of well flow rates and reservoir pressure. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using prices at the date of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices.

Proved reserves, as defined by the Financial Accounting Standards Board and adopted by the Securities and Exchange Commission, are limited to reservoir areas that indicate economic producibility through actual production or conclusive formation tests, and generally cannot extend beyond the immediately adjoining undrilled portion. Although improved technology often can identify possible or probable reserves other than by drilling, under current SEC rules, these reserves cannot be estimated and disclosed.

Depreciation, depletion and amortization of producing properties is computed on the unit-of-production method based on estimated proved oil and gas reserves. While total DD&A expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in timing of when DD&A expense is recognized. Downward revisions of proved reserves result in an acceleration of DD&A expense, while upward revisions tend to lower the rate of DD&A expense recognition.

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using year-end oil and gas prices and year-end costs for estimated future development and production expenditures. Discounted future net cash flows are calculated using a 10% rate. Changes in any of these assumptions could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent management’s estimated current market value of proved reserves.

Full cost ceiling test

As of December 31, 2008, the ceiling test computation resulted in the carrying costs of our unamortized proved oil and natural gas properties, net of deferred taxes, exceeding the December 31, 2008 present value of future net revenues by approximately $1.1 million. With consideration given to the requirements of Statement of Financial Accounting Standards No. 144, the assumptions required by the Securities and Exchange Commission, the estimates of proved reserves by independent engineers, the volatility of the market price for oil and natural gas, and the limited operating history of the Company, Management considers the excess of proven reserves over the carrying cost of our proved developed and undeveloped oil and gas properties to be temporary. Accordingly, no impairment loss was recognized for the year ended December 31, 2008..

Gas gathering assets

Gas gathering assets are capitalized as part of the depletable pool and ratably charged to earnings along with other capitalized exploration, drilling and development costs.

Office and field equipment

Office and field equipment are capitalized at cost and depreciated on a straight line basis over their estimated useful lives. Office and field equipment useful lives range from 5 to 30 years.

Revenue recognition and gas imbalances

We use the sales method of accounting for oil and natural gas revenues. Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers. Gas imbalances at December 31, 2008 were not significant. New Concept also follows the sales method of accounting for natural gas production imbalances and would recognize a liability if the existing proved reserves were not adequate to cover an imbalance.

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

Revenues are recognized when products are shipped or services are provided to customers, title is transferred, the sales price is fixed or determinable and collectability is reasonably assured. Costs associated with revenues are recorded in cost of revenues. Production volumes of natural gas are sold immediately and transported via pipeline. Royalties on the production of natural gas either paid in cash or settled through the delivery of volumes. New Concept includes royalties in its revenues and cost of revenues when settlement of the royalties is paid in cash, while royalties settled by the delivery of volumes are excluded from revenues and cost of revenues.

New Concept follows the sales method of accounting for natural gas production imbalances and would recognize a liability if the existing proved reserves were not adequate to cover an imbalance.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Company estimates the future cash flows expected to result from use of the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based on the asset’s fair value.

The Company determines the fair value of assets to be disposed of and records the asset at the lower of fair value less disposal costs or carrying value. Assets are not depreciated while held for disposal.

Stock Options

The Company follows Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”) for its stock options. The effect of SFAS 123R is immaterial to the Company’s financial statements.

Sales of Real Estate

Gains on sales of real estate are recognized to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”). Until the requirements of SFAS No. 66 have been met for full profit recognition, sales are accounted for by the installment or cost recovery method, whichever is appropriate.

Real Estate Held for Sale

Statement of Financial Accounting Standards No. 144,(“SFAS No. 144”) requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property’s carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property’s estimated fair value less costs of sale are recorded as an adjustment to the property’s carrying amount, but not in excess of the property’s carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not depreciated.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our cash flows, results of operations, financial position or liquidity.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires recognition of a servicing asset or a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured at fair value at each reporting date. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material impact on our cash flows, results of operations, financial position or liquidity.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN No. 48 to have a material impact on our cash flows, results of operations, financial position or liquidity.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires the quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as the “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 was effective for financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our cash flows, results of operations, financial position or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value, and increases disclosures about estimates of fair value. The Company adopted SFAS 157 and its related amendments for financial assets and liabilities effective as of January 1, 2008. SFAS 157 is effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 establishes a three-level hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements:

Level 1 — Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

Level 2 — Inputs used to measure fair value, other than quoted prices included in Level 1, are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

Level 3 — Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

During the fiscal year ended December 31, 2008, the Company had no financial assets and liabilities that were accounted for at fair value. Accordingly, adoption of SFAS 157 had no impact on the carrying amounts of the Company’s assets and liabilities.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies how companies should apply the fair value measurement methodologies of SFAS 157 to financial assets when markets they trade in are illiquid or inactive. Under the provisions of this FSP, companies may use their own assumptions about future cash flows and appropriately risk-adjusted discount rates when relevant observable inputs are either not available or are based solely on transaction prices that reflect forced liquidations or distressed sales. This FSP was effective as of September 30, 2008. There was no impact to our financial position or results of operations from the adoption of this FSP.

NOTE C – SHORT TERM NOTES RECEIVABLE – RELATED PARTY

In July 2006, the Company made an unsecured $1.4 million loan to Eurenergy Resources Corporation (a company that is 20% owned by an entity deemed to be related to New Concept). The loan has an annual interest rate of 8% with principal and interest payable within 30 days after demand, and if not sooner demanded, on July 17, 2007. Effective July 17, 2007 the existing accrued interest was added to the principal balance, which increased the principal balance to $1,487,160, and the maturity date was extended to July, 17, 2009. All other terms of the note remain the same. At December 31, 2008 the balance due including accrued interest totaled $1,655,407.

In June of 2008 the Company entered into a letter of credit agreement with Eurenergy Resources Corporation. The terms of the agreement call for interest at the Prime Rate plus two percent. At December 31, 2008 the balance of the note and accrued interest was $2,129,203.

On November 20, 2007 the company made a $630,000 loan to Prime Income Asset Management, Inc. In 2008 the Company made additional net advances on the loan totaling approximately $6.3 million. The initial loan and the additional advances have been combined into a new loan with interest at the Prime Rate plus two percent. As of December 31, 2008 the balance due including accrued interest totaled $7,140,682.

NOTE D – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values at December 31, 2008 and 2007:

Cash and cash equivalents - The carrying amount approximates fair value because of the short maturity of these instruments.

Long-term debt - The fair value of the Company’s long-term debt is estimated based on market rates for the same or similar issues. The carrying value of long-term debt approximates its fair value.

Notes receivable – The fair value of the note receivable from an affiliate partnership is estimated to approximate fair value based on its short maturity. It is not practical to estimate the fair value of notes receivable from sale of properties because no quoted market exists and there are no comparable debt instruments to provide a basis for valuation.

NOTE E – NOTES PAYABLE

LONG TERM DEBT

     Long-term debt is comprised of the following (in thousands):

	2008	2007
Notes payable from the acquisition of Mountaineer State Energy, Inc.	$ 1,026	—

Note payable to Source Rock of Arkansas, LLC, a related party, and accrued interest at 9.5% per annum	—	$ 6,921

Less current maturities	—	—

	$ 1,026	$ 6,921

Aggregate annual principal maturities of long-term debt at December 31, 2008 are as follows (in thousands):

2009	$ —
2010	—
2011	—
2012	—
2013	—
Thereafter	1,026

$ 1,026

In November 2002, the Company converted an existing obligation to Sylvia Gilley, the wife of the former CEO, into a note for $2,255,000 with interest accruing at 10% per year. At November 30, 2006, the total obligation to Sylvia Gilley was $3,112,148.In 2007 the Company and Mrs. Gilley negotiated a settlement whereby Mrs. Gilley agreed to cancel the obligation owed to her in exchange for:

•	The transfer of two notes receivable from third parties held by the Company. At November 30, 2006 these notes had a book value of $1,809,000.

•	10% of the cash flow from Pacific Pointe, a retirement facility leased by the Company, for as long as the Company leases the property; and

•	Interest received from the notes since June 2006.

The transaction resulted in the Company being relieved of a $3,112,148 obligation and, based upon the value of the assets provided to Mrs. Gilley, recording a gain of $1,034,000, which has been reflected as other income in 2006.

NOTE F – OPERATING LEASES

The Company leases a retirement community under an operating lease in which the basic term expires December 31, 2011, and has operating leases for equipment and office space. The leases generally provide that the Company pay property taxes, insurance and maintenance.

Future minimum payments following December 31, 2008 are as follows (in thousands):

2009	$ 948
2010	965
2011	983

$ 2,896

Lease expense in 2008, 2007 and 2006 was $954,000, $923,000 and $939,000, respectively.

NOTE G - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Year ended December 31,
	2008	2007	2006
Basic Earnings Per Share:
Numerator:
Net income from continuing operations	$ 15,495	$ 689	$ 1,811
Net (loss) from discontinued operations	—	(627)	(510)

Denominator:
Weighted average shares outstanding	1,737	987	987

Basic earnings per share from continuing operations	$ 8.92	$ 0.70	$ 1.83
Basic earnings per share from discontinued operations	—	(0.64)	(0.51)

NOTE H – INCOME TAXES

At December 31, 2008, the Company had net operating loss carry forwards of approximately $6.0 million, which expire between 2012 and 2024.

Deferred tax assets and liabilities were comprised of the following (in thousands):
	Year ended
	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$--	$7,343
Alternative minimum tax carry forwards	--	324
Other	--	496
Total deferred tax assets	--	8,163
Valuation allowance	--	--

Net deferred tax asset	$--	$250

Tax computed at the federal statutory rate of 34% (in thousands):
	Year ended December 31,
	2008	2007	2006

Federal income tax expense (benefit) at the statutory rate	$5,987	$270	$670
Utilization of net operating loss carryforwards	(5,406)
Change in deferred tax asset valuation allowance
attributable to continuing operations	(250)	(270)	(670)

Federal income tax expense	$331	$--	$--

NOTE I – STOCKHOLDERS’ EQUITY

Outstanding Preferred Stock

Preferred stock consists of the following (amounts in thousands):
	Year Ended
	December 31,
	2008	2007

Series B convertible preferred stock, $10 par value, liquidation value of $100, authorized 100 shares, issued and outstanding one share	1	1

The Series B preferred stock has a liquidation value of $100 per share and is convertible into common stock over a ten-year period at prices escalating from $500 per share in 1993 to $1,111 per share by 2002. The right to convert expired April 30, 2003. Dividends at a rate of 6% are payable in cash or preferred shares at the option of the Company.

Stock Options

In 2000, the Company established a long-term incentive plan (the “2000 Plan”) for the benefit of certain key employees. Options granted to employees under the 2000 Plan become exercisable over a period as determined by the Company and may be exercised up to a maximum of 5 years from date of grant. The 2000 Plan allowed up to 50,000 shares of the Company’s common stock to be reserved for issuance. During 2008, 10,000 options were exercised and 40,000 previously issued options expired. The Company may reissue the 40,000 options until May 31, 2010 at which point the 2000 Plan will expire.

Information with respect to stock option activity is as follows:
		Weighted
		average
		exercise
	Shares	price

Outstanding December 31, 2006	50,000	$ 2.60

Outstanding December 31, 2007	50,000	$ 2.60

Outstanding December 31, 2008	—	$ —

Additional information about stock options outstanding at December 31, 2008 is summarized as follows:

Weighted Average
	Number	Remaining	Weighted average
Range of exercise price	Outstanding	contractual life	exercise price
$--	--	--	--

NOTE J – GAIN (LOSS) ON SALE OF ASSETS

Acquisition and Sale of Leases for Mineral Interests

On November 21, 2007, a wholly owned subsidiary of New Concept entered into an agreement with Source Rock Energy of Arkansas, LLC, a Nevada limited liability company (“SRA”), a related party, to acquire 1,712 net acres of mineral leasehold interests in four separate sections of land in the Fayetteville Shale area of Arkansas in exchange for the issuance of a promissory note. Through such arrangement, the subsidiary also acquired two separate options to acquire additional leasehold acreage through August 15, 2008. The Company and its subsidiary intend to, subject to the availability of funds, develop such acreage through drilling of one or more exploratory wells on the property acquired. The acquisition price was $4,000 per net acre payable on December 31, 2010 with interest at 9.5% per annum. The two separate options to acquire additional acreage cover leasehold interests on 1,815 net acres and 583 net acres in the same county in Arkansas at the same price of $4,000 per net acre. On May 6, 2008 the company exercised its options to acquire the additional acreage. Immediately subsequent to the exercise of the options, the company sold the leasehold interest to an independent third party purchaser for $8,000 per acre. The Company recorded a gain of $16.4 million in the second quarter of 2008 as a result of the sale.

Acquisition and Disposition of CableTEL AD

In 2004, the Company acquired, for 31,500 shares of newly-designated Series J 2% Preferred Stock, 74.8% of CableTEL AD (“CableTEL”), a Bulgarian telecommunications company. In June of 2006 the Company and the owners of CableTEL AD entered into a Rescission Agreement whereby the original Acquisition Agreement was rescinded in its entirety. The Company, as a “breakup fee”, received a $1,500,000 participation in a 9.5% tax free bond. The bond had a total face value of $2,406,850. In June 2006, the Company recorded other income of $1,467,000, representing the $1,500,000, net of expenses.

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

Other Disposition

The Company leases and operates the Pacific Pointe Retirement Inn in King City, Oregon. On November 16, 2007 the Company sold, to an unrelated party, a portion of its future cash flow from its Retirement Center in Oregon for a cash payment of $750,000. More specifically the Company sold 25% of the cash flow for the 60 month period ending November 2012. For the period December 2012 through December 2022 the buyer will receive 10% of the cash flow from the retirement center.

NOTE K – OTHER INCOME (EXPENSE)

Other income (expense) consists of the following: (amounts in thousands)

	Year ended December 31,
	2008	2007	2006

Breakup fee upon the rescission of the Cabeltel AD acquisition	$ —	$ —	$ 1,467
Gain from the settlement with Sylvia Gilley	—	—	1,034
Collection of previously deferred receivables	—	—	61
Other	464	142	22

	$ 464	$ 142	$ 2,584

NOTE L – DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

Effective June 30, 2006, the Company sold all of its membership interests in two limited liability companies, Gaywood Oil & Gas, LLC and Gaywood Oil & Gas II, LLC (“Gaywood”), which own oil and gas leases in Gregg and Rusk Counties, Texas and on which approximately 50 oil-producing wells are operating. These are wells averaging two to three barrels of oil per day. The sale price of $1,737,000 was received in cash on July 5, 2006. The Company recorded a pre-tax gain on the sale of $418,000. The operation of Gaywood and the gain on the sale have been reflected as a discontinued operation in 2006 and prior years.

During 2007, the Company transferred ownership of the Gainesville Outlet Mall to an unrelated third party.

The following table shows discontinued operations detail for 2008, 2007 and 2006, respectively (amounts in thousands).

	December 31,
	2008	2007	2006
Revenue
Oil & gas operations	--	--	$995
Outlet mall	--	--	1,235
Other	--	--	--

	--	--	2,230
Operating expenses
Oil and gas operating expenses	--	--	674
Outlet mall	--	(101)	1,760
Depreciation and amortization	--	--	53
Corporate general and administrative	--	--	--

	--	(101)	2,487

Operating income	--	(101)	(257)

Other income (expense)
Interest expense	--	--	--
Gain (Loss) on sale of assets	--	(526)	--
Other	--	--	--

	--	(526)	--

Earnings before income tax	--	(627)	(257)

Income tax	--	--	(253)

Net earnings	$--	$(627)	$(510)

NOTE M – CONTINGENCIES

Chesapeake Exploration Limited Partnership and Chesapeake Operating, Inc. (“Chesapeake”)

In January 2006, the Company entered into a joint operating agreement evidencing its acquisition of a 5% interest in two gas wells being drilled and ultimately operated by Chesapeake. The Company relied on the cost projections provided by Chesapeake to make its investment decision. Subsequent to its investment the Company received an invoice from Chesapeake for $556,217 which, according to Chesapeake, represents the Company’s 5% share of additional costs incurred by Chesapeake in drilling the wells. The Company believes that these additional costs far exceed any reasonable expense that should have been incurred in drilling the two wells and were incurred without notifying the Company of such expenses. The Company has requested an accounting of the additional expenses and a reconciliation of the final costs to the cost estimates previously presented. In April 2007, Chesapeake filed a lawsuit against the Company and others in State District Court in Tarrant County, Texas.

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

NOTE N – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

	Oil and Gas	Retirement
2008	Operations	Facility	Total
Operating revenue	672	2,888	3,560
Operating expenses	380	3,151	3,531
Depreciation and amortization	4	55	59
Depletion	112	-	112
Total Operating Expenses	496	3,206	3,702
Interest expense	40	230	270
Other income	-	464	464
Interest income	-	785	785
Gain on land sales	16,432	-	16,432

Segment operating income	16,568	701	17,269

Assets	12,158	11,900	24,058

Property Sales
Sales price	32,868	-	32,868
Cost of sale	16,432	-	16,432

Gain on sale	16,432	-	16,432

NOTE O - QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2008 and 2007. Amounts shown are in thousands except per share amounts.

	First	Second	Third	Fourth
Year ended December 31, 2008	Quarter	Quarter	Quarter	Quarter

Revenue	$ 704	$ 699	$ 858	$ 1,299
Operating (expense)	(551)	(550)	(652)	(948)
Corporate general and administrative expense	(261)	(264)	(108)	(368)
Other income (expense) net	164	276	524	15
Provision for income taxes	—	(1,626)	—	(148)
Gain on sale of mineral rights	—	16,432	—	—
Net income (loss) from continuing operations	56	14,967	622	(150)
Income (loss) allocable to common shareholders	56	14,967	622	(150)
Income (loss) per common share – basic	0.04	7.73	0.25	(.08)

Year ended December 31, 2007

Revenue	$ 721	$ 761	$ 751	$ 751
Operating (expense)	(560)	(543)	(526)	(531)
Corporate general and administrative expense	(209)	(251)	(225)	(111)
Other income (expense) net	94	27	105	705
Provision for income taxes	—	—	—	(270)
Net income (loss) from continuing operations	46	(6)	105	544
Gain (loss) from discontinued operations	(627)	—	—	—
Income (loss) allocable to common shareholders	(581)	(6)	105	544
Income (loss) per common share – basic and diluted	(0.59)	(0.01)	0.11	0.55