Form 10-Q
period 2009-03-31
New Concept Energy, Inc.
filed 2009-05-13
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2009

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-08187

NEW CONCEPT ENERGY, INC

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
Yes: ☑ No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes: ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,935 shares
(Class)	(Outstanding at May 13, 2009)

NEW CONCEPT ENERGY, INC.

Index to Quarterly Report on Form 10-Q

Period ended March 31, 2009

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New Concept Energy Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31,	December 31,
Assets	2009	2008

Current assets
Cash and cash equivalents	$186	$190
Accounts receivable - trade	304	353
Note and interest receivable – related party	10,918	10,632
Other current assets (including $189 from related parties in 2008)	363	527

Total current assets	11,771	11,702

Oil and natural gas properties (full cost accounting method):

Proved developed and undeveloped oil and gas properties	10,915	10,688

Property and equipment, net of depreciation

Land, buildings and equipment - oil and gas operations	1,284	1,291
Other	156	149

Total property and equipment	1,440	1,440

Other assets	233	228

Total Assets	$24,359	$24,058

The accompanying notes are an integral part of these statements.

New Concept Energy Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS - CONTINUED

(amounts in thousands, except share amounts)

	March 31,	December 31,
Liabilities And Stockholders’ Equity	2009	2008

Current liabilities

Accounts payable – trade	$357	$202
Accrued expenses	2,043	1,944

Total current liabilities	2,400	2,146

Long-term debt	1,056	1,026

Other long-term liabilities	388	394

Total liabilities	3,844	3,566

Stockholders’ equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares at
March 31, 2009 and December 31, 2008	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(38,344)	(38,367)

	20,515	20,492

Total Liabilities & Equity	$24,359	$24,058

The accompanying notes are an integral part of these statements.

New Concept Energy, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)

	For The Three Month
	Period Ended
	March 31,
	2009	2008
	(Unaudited)
Revenue
Oil and gas operations, net of royalties	$394	--
Real estate operations	674	$704
	1,068	704

Operating expenses
Oil and gas operations	386	--
Real estate operations	340	315
Lease expense	239	236
Corporate general and administrative	262	261
	1,227	812

Operating loss	(159)	(108)

Other income (expense)
Interest income	181	52
Interest expense	(30)	(162)
Other income	31	274
	182	164

Net income from continuing operations	23	56

Net income applicable to common shares	23	56

Net earnings per common share –
basic and diluted	$0.01	$0.04

Weighted average of common and equivalent shares
outstanding – basic and diluted	1,947	1,133

The accompanying notes are an integral part of these Consolidated Financial Statements.

New Concept Energy, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	For the Three Month
	Period Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net earnings from continuing operations	$23	$56
Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities
Depreciation, depletion and amortization	85	13
Changes in operating assets and liabilities
Interest receivable	(286)	(98)
Other current and non-current assets	208	(307)
Other assets	--	(23)
Accounts payable and other liabilities	(44)	48
Interest payable	30	162
Net cash provided by (used in) operating activities	16	(149)

Cash flows used in investing activities
Loan to affiliate	--	(2,800)
Fixed asset additions	(20)	(19)
Net cash used in investing activities	(20)	(2,819)

Cash flows from financing activities
Sale of common stock	--	2,831

Net cash provided by financing activities	--	2,831

Net decrease in cash and cash equivalents	(4)	(137)

Cash and cash equivalents at beginning of period	190	172

Cash and cash equivalents at end of period	$186	$35

The accompanying notes are an integral part of these Consolidated Financial Statements.

New Concept Energy, Inc.

Notes To Consolidated Financial Statements

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of New Concept Energy, Inc. and its majority-owned subsidiaries (collectively, “NCE” or the “Company”). All significant intercompany transactions and accounts have been eliminated. Certain 2008 balances have been reclassified to conform to the 2009 presentation.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2008. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2009.

NOTE B: NATURE OF OPERATIONS

The Company operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia through its wholly owned subsidiaries Mountaineer State Energy, LLC and Mountaineer State Operations, LLC.

NCE also leases and operates a retirement community in King City Oregon, with a capacity of 114 residents.

NOTE C: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We consider accounting policies related to our estimates of depreciation amortization and depletion, segments, oil and gas properties, oil and gas reserves, gas gathering assets, office and field equipment, revenue recognition and gas imbalances, leases, revenue recognition for real estate operations, impairment, and sales of real estate as significant accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE D: SHORT TERM NOTES RECEIVABLE – RELATED PARTY

In July 2006, the Company made an unsecured $1.4 million loan to Eurenergy Resources Corporation (a company that is 20% owned by an entity deemed to be related to NCE). The loan has an annual interest rate of 8% with principal and interest payable within 30 days after demand, and if not sooner demanded, on July 17, 2007. Effective July 17, 2007 the existing accrued interest was added to the principal balance, which increased the principal balance to $1,487,160, and the maturity date was extended to July, 17, 2009. All other terms of the note remain the same. At March 31, 2009 the balance due including accrued interest totaled $1,748,977.

In June of 2008 the Company entered into a letter of credit agreement with Eurenergy Resources Corporation. The terms of the agreement call for interest at the Prime Rate plus two percent. At March 31, 2009 the balance of the note and accrued interest was $2,156,076.

On November 20, 2007 the company made a $630,000 loan to Prime Income Asset Management, Inc. In 2008 the Company made additional net advances on the loan totaling approximately $6.3 million. The initial loan and the additional advances have been combined into a new loan with interest at the Prime Rate plus two percent. As of March 31, 2009 the balance due including accrued interest totaled $7,316,084.

NOTE E – CONTINGENCIES

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

NOTE F – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

	Oil and Gas	Retirement
Quarter ended March 31, 2009	Operations	Facility	Corporate	Total

Operating revenue	394	674	--	1,068

Operating expenses	317	536	292	1,145
Depreciation and amortization	4	13	--	17
Depletion	65	--	--	65
Total Operating Expenses	386	549	291	1,227
Interest expense	30	--	--	30
Other income	--	--	31	31
Interest income	--	--	181	181
Segment operating income	(22)	125	(80)	23

NOTE G – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS No. 115-2 and FAS No. 124-2), which amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”.  This standard establishes a different other-than-temporary impairment indicator for debt securities than previously prescribed. If it is more likely than not that an impaired security will be sold before the recovery of its cost basis, either due to the investor’s intent to sell or because it will be required to sell the security, the entire impairment is recognized in earnings.  Otherwise, only the portion of the impaired debt security related to estimated credit losses is recognized in earnings, while the remainder of the impairment is recorded in other comprehensive income and recognized over the remaining life of the debt security. In addition, the standard expands the presentation and disclosure requirements for other-than-temporary-impairments for both debt and equity securities.  FSP FAS No. 115-2 and FAS No. 124-2 must be applied prospectively for interim periods ending after June 15, 2009.  We are currently assessing the impact that FSP FAS No. 115-2 and FAS No. 124-2 may have on our financial statements.

On April 9, 2009, the Financial Accounting Standards Board, or the FASB, issued Staff Position FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 amends Statement of Financial Accounting Standards, or SFAS, SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as annual financial statements. The staff position also amends APB Opinion No. 28, “Interim Financial Reporting” to require fair value disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1 will not affect our financial position, operating results or cash flows.

On April 1, 2009, the FASB issued FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP 141(R)-1. FSP 141(R)-1 amends and clarifies FASB SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141, to give guidance on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This pronouncement was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of FSP 141(R)-1 will not affect our financial position, operating results or cash flows.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS No. 157-4), which provides additional guidance for applying the provisions of SFAS No. 157.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions.  This FSP requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value.  Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced).  If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value.  If the transaction is not orderly, other valuation techniques must be used when estimating fair value. FSP FAS No. 157-4 must be applied prospectively for interim periods ending after June 15, 2009.  We are currently assessing the impact that FSP FAS No. 157-4 may have on our financial statements.

On December 31, 2008, the Securities and Exchange Commission, or the SEC, issued Release No. 33-8995, amending its oil and natural gas reporting requirements for oil and natural gas producing companies. The effective date of the new accounting and disclosure requirements is for annual reports filed for fiscal years ending on or after December 31, 2009. Companies are not permitted to comply at an earlier date. Among other things, Release No. 33-8995:

•

Revises a number of definitions relating to oil and natural gas reserves to make them consistent with the Petroleum Resource Management System, which includes certain non-traditional resources in proved reserves;

•	Permits the use of new technologies for determining oil and natural gas reserves;

•

Requires the use of average prices for the trailing twelve-month period in the estimation of oil and natural gas reserve quantities and, for companies using the full cost method of accounting, in computing the ceiling limitation test, in place of a single day price as of the end of the fiscal year;

•	Permits the disclosure in filings with the SEC of probable and possible reserves and sensitivity of our proved oil and natural gas reserves to changes in prices;

•	Requires additional disclosures (outside of the financial statements) regarding the status of undeveloped reserves and changes in status of these from period to period; and

•

Requires a discussion of the internal controls in place in the reserve estimation process and disclosure of the technical qualifications of the technical person having primary responsibility for preparing the reserve estimates.

We are currently evaluating the effect of adopting the final rule on our financial statements and oil and natural gas reserve estimates and disclosures.

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

The Company’s significant accounting policies are summarized in Note B to our consolidated financial statements in our annual report on Form 10-K. The Company believes the following critical accounting policies are more significant to the judgments and estimates used in the preparation of its consolidated financial statements. Revisions in such estimates are recorded in the period in which the facts that give rise to the revisions become known.

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

Proved reserves, as defined by the Financial Accounting Standards Board and adopted by the Securities and Exchange Commission, are limited to reservoir areas that indicate economic productibility through actual production or conclusive formation tests, and generally cannot extend beyond the immediately adjoining undrilled portion. Although improved technology often can identify possible or probable reserves other than by drilling, under current SEC rules, these reserves cannot be estimated and disclosed.

Depreciation, depletion and amortization of producing properties are computed on the unit-of-production method based on estimated proved oil and gas reserves. While total DD&A expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in timing of when DD&A expense is recognized. Downward revisions of proved reserves result in an acceleration of DD&A expense, while upward revisions tend to lower the rate of DD&A expense recognition.

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

Doubtful Accounts

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards. At March 31, 2009 the Company had a deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At March 31, 2009, the Company had current assets of $11.8 million and current liabilities of $2.4 million.

Cash and cash equivalents at March 31, 2009 were $186,000, as compared to $190,000 at December 31, 2008.

Net cash provided by operating activities was $308,000 for the three months ended March 31, 2009. During the three-month period, the Company had a net income of $23,000.

Net cash used in investing activities was $312,000 for the three months ended March 31, 2009, consisting of the purchase of equipment and other capitalized drilling costs at the Company’s oil and gas production facility.

Results of Operations

The Company reported net income of $23,000 for the three months ended March 31, 2009, as compared to net income of $56,000 for the three month period ended March 31, 2008.

For the three months ended March 31, 2009, the Company recorded oil and gas revenues of $394,000. No such revenues were earned in the comparable period in 2008, which was prior to acquisition of the oil and gas operations. During the same period in 2009, the Company recorded revenues of $674,000 from its retirement property compared to $704,000 for the three months ended March 31, 2008.

For the three months ended March 31, 2009, the Company recorded oil and gas operating expenses of $386,000. No such operating expenses were incurred in the comparable period in 2008, which was prior to acquisition of the oil and gas operations. During the same period in 2009, operating expenses and lease expense at the retirement property were $536,000 as compared to $551,000 for the three months ended March 31, 2008.

For the three months ended March 31, 2009, corporate general & administrative expenses were $262,000 as compared to $261,000 for the three months ended March 31, 2008.

For the three months ended March 31, 2009, interest income was $181,000 compared to $52,000 for the three months ended March 31, 2008. The increase is due to the Company’s increased investment in interest bearing notes receivable from affiliates.

The Company recorded interest expense for the three months ended March 31, 2009, of $30,000 as compared to $162,000 for the same period in 2008. The decrease is primarily due to the decrease in interest bearing notes payable from 2008 to 2009.

Other income was $31,000 for the three months ended March 31, 2009, as compared to $274,000 for the same period in 2008. In 2008, the income was due to the collection of back interest from a mortgage bond receivable due to the sale of a property in August 2001. Because the mortgage bond was payable based on cash flow and profit of the property, the uncollected interest was not recorded until collected.

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

Item 4. Controls and Procedures

The Company’s management, including the principal executive officer, chief financial officer and principal accounting officer, conducted an evaluation as of the end of the period covered by this Report, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report. The Company’s management, including the chief executive officer, chief financial officer and principal accounting officer, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred in the first fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the first fiscal quarter.

It should be noted that any system of controls, however well designed and operated, can only provide reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based, in part, on certain assumptions about the likelihood of future events.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to affect the Company’s internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

3.13	Certificate of Amendment to Articles of Incorporation effective March 21, 2007 (incorporated by reference to Exhibit 3.13 of Registrant’s Current Report on Form 8-K for event occurring March 21, 2005)

31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, of Principal Executive Officer and Chief Financial Officer

32.1*	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350
____________
*Filed herewith.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Concept Energy, Inc.

Date: May 13, 2009	By:	/s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer