Form 10-Q
period 2009-06-30
New Concept Energy, Inc.
filed 2009-08-14
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,935 shares
(Class)	(Outstanding at July 30, 2009)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended June 30, 2009

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

New Concept Energy, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30,	December 31,
Assets	2009	2008

Current assets

Cash and cash equivalents	$63	$190
Accounts receivable - trade	133	353
Note and interest receivable – related party	10,736	10,632
Other current assets (including $189 from related parties in 2008)	731	527

Total current assets	11,663	11,702

Oil and natural gas properties (full cost accounting method):

Proved developed and undeveloped oil and gas properties	10,873	10,688

Property and equipment, net of depreciation

Land, buildings and equipment - oil and gas operations	1,352	1,291
Other	157	149

Total property and equipment	1,509	1,440

Other assets	284	228

Total Assets	$24,329	$24,058

The accompanying notes are an integral part of these statements.

New Concept Energy, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS - CONTINUED
(amounts in thousands, except share amounts)

	June 30,	December 31,
Liabilities And Stockholders’ Equity	2009	2008

Current liabilities

Accounts payable – trade	$318	$202
Accrued expenses	2,070	1,944

Total current liabilities	2,388	2,146

Long-term debt	1,143	1,026

Other long-term liabilities	367	394

Total liabilities	3,898	3,566

Stockholders’ equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares at
June 30, 2009 and December 31, 2008	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(38,428)	(38,367)

	20,431	20,492

Total Liabilities & Equity	$24,329	$24,058

The accompanying notes are an integral part of these statements.

New Concept Energy, Inc. and Subsidiaries

Consolidated Statements of Operations

(amounts in thousands, except per share data)

	For The Three Month		For The Six Month
	Period Ended		Period Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue
Oil and gas operations, net of royalties	$287	$—	$681	$—
Real estate operations	762	699	1,436	1,403
	1,049	699	2,117	1,403

Operating expenses
Oil and gas operations	371	--	757	--
Real estate operations	383	313	723	628
Lease expense	238	237	477	473
Corporate general and administrative	235	264	497	525
	1,227	814	2,454	1,626

Operating loss	(178)	(115)	(337)	(223)

Other income (expense)
Interest income	113	198	294	250
Interest expense	(31)	(68)	(61)	(230)
Gain on sale of leasehold interest	--	16,440	--	16,440
Other income	12	138	43	412
	94	16,708	276	16,872

Net income (loss) from continuing operations	(84)	16,593	(61)	16,649
Provision for income taxes	--	1,626	--	1,626

Net income (loss) applicable to common shares	$(84)	$14,967	$(61)	$15,023

Net earnings (loss) per common share –
basic and diluted	$(.04)	$7.73	$(0.03)	$7.84
Weighted average of common and equivalent shares
outstanding – basic and diluted	1,947	1,937	1,947	1,916

The accompanying notes are an integral part of these Consolidated Financial Statements.

New Concept Energy, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in thousands)

	For the Six Month
	Period Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net earnings from continuing operations	$(61)	$15,023
Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities:
Depreciation, depletion and amortization	172	25
Gain on sale of mineral interests	--	(16,440)
Change in deferred taxes	--	250
Changes in operating assets and liabilities:
Interest receivable	(104)	82
Other current and non-current assets	(40)	(3)
Income taxes payable	--	1,376
Accounts payable and other liabilities	30	(27)
Interest payable	59
Net cash provided by (used in) operating activities	56	(286)

Cash flows used in investing activities
Proceeds from sale of mineral rights	--	23,288
Loans to affiliates	--	(14,032)
Investment in oil and gas operations	(183)	(5,429)
Fixed asset additions	(58)	(36)
Net cash used in investing activities	(241)	3,791

Cash flows from financing activities
Proceeds from sale of common stock	--	2,831
Payment of notes payable	--	(6,921)
Proceeds from notes payable	58	--

Net cash provided by financing activities	58	(4,090)

Net decrease in cash and cash equivalents	(127)	(13)

Cash and cash equivalents at beginning of period	190	172

Cash and cash equivalents at end of period	$63	$159

The accompanying notes are an integral part of these Consolidated Financial Statements.

New Concept Energy, Inc. and Subsidiaries

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2008. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2009.

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

NOTE D: SHORT TERM NOTES RECEIVABLE – RELATED PARTY

In July 2006, the Company made an unsecured $1.4 million loan to Eurenergy Resources Corporation (“Eurenergy”), a related party. The loan had an annual interest rate of 8% with principal and interest payable within 30 days after demand, and if not sooner demanded, on July 17, 2007. Effective July 17, 2007 the existing accrued interest was added to the principal balance, which increased the principal balance to $1,487,160, and the maturity date was extended to July 17, 2009. All other terms of the note remained the same. At May 21, 2009 the balance due including accrued interest totaled $1,798,456.

In June of 2008 the Company entered into a letter of credit agreement with Eurenergy. The terms of the agreement call for interest at the prime rate plus two percent. At May 21, 2009 the balance of the note and accrued interest was $2,172,441.

On November 20, 2007 the company made a $630,000 loan to Prime Income Asset Management, Inc. (“PIAMI”). In 2008 the Company made additional net advances on the loan totaling approximately $6.3 million. The initial loan and the additional advances have been combined into a new loan with interest at the prime rate plus two percent.

On May 21, 2009 PIAMI acquired both Eurenergy notes receivable at face value plus accrued interest totaling $3,970,897. At June 30, 2009, the balance due including accrued interest on the note receivable from PIAMI was $10,571,340.

In November 2007 the Company entered into an agreement with Eurenergy to provide accounting and administrative services at $15,000 per month. As of June 30, 2009 Eurenergy owes the Company $165,000 for such services.

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

NOTE F – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets (amounts in thousands):

	Oil and Gas	Retirement
Six months ended June 30, 2009	Operations	Facility	Corporate	Total

Operating revenue	$681	$1,436	$--	$2,117

Operating expenses	614	1,406	263	2,283
Depreciation and amortization	14	27	--	41
Depletion	130	--	--	130
Total Operating Expenses	758	1,433	263	2,454
Interest expense	61	--	--	61
Other income	12	--	31	43
Interest income	--	--	294	294
Segment net income	$(126)	$3	$62	$(61)

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards. At June 30, 2009 the Company had a deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At June 30, 2009, the Company had current assets of $11.7 million and current liabilities of $2.4 million.

Cash and cash equivalents at June 30, 2009 were $63,000 as compared to $190,000 at December 31, 2008.

Net cash provided by operating activities was $56,000 for the six months ended June 30, 2009. During the six-month period, the Company had a net loss of $61,000.

Net cash used in investing activities was $241,000 for the six months ended June 30, 2009, consisting of the purchase of equipment and other capitalized drilling costs at the Company’s oil and gas production facility.

Results of Operations

The Company reported net loss of $84,000 and $61,000 for the three and six months ended June 30, 2009, as compared to net income of $15 million and $15 million for the comparable periods of 2008.

For the three and six months ended June 30, 2009, the Company recorded oil and gas revenues of $287,000 and $681,000. No such revenues were earned in the comparable periods in 2008, which was prior to acquisition of the oil and gas operations. During the same periods in 2009, the Company recorded revenues of $762,000 and $1.4 million from its retirement property compared to $699,000 and $1.4 million for the comparable periods in 2008.

For the three and six months ended June 30, 2009, the Company recorded oil and gas operating expenses of $371,000 and $757,000. No such operating expenses were incurred in the comparable periods in 2008, which was prior to acquisition of the oil and gas operations. During the same periods in 2009, operating expenses and lease expense at the retirement property were $621,000 and $1.2 million as compared to $550,000 and $1.1 million for the comparable periods in 2008.

For the three and six months ended June 30, 2009, corporate general & administrative expenses were $235,000 and $497,000 as compared to $264,000 and $525,000 for the comparable periods in 2008. The decrease is primarily due to increased employee-related efficiencies in the 2009 periods as compared to 2008.

For the three and six months ended June 30, 2009, interest income was $113,000 and $294,000 as compared to $198,000 and $250,000 for the comparable periods in 2008. The quarter to quarter decrease is primarily due to decreases in the prime lending rate from 2008 to 2009. The increase in the six month comparison is due to the increased receivable on which interest is computed over the comparable periods.

The Company recorded interest expense for the three and six months ended June 30, 2009, of $31,000 and $61,000 as compared to $68,000 and $230,000 for the comparable periods in 2008. The decrease is primarily due to the payoff of interest bearing debt during the second quarter of 2008, as well as reduced interest rates on notes payable from 2008 to 2009.

Other income was $12,000 and $43,000 for the three and six months ended June 30, 2009, as compared to $138,000 and $412,000 for the comparable periods in 2008. In 2008, the income was due to the collection of back interest from a mortgage bond receivable due to the sale of a property in August 2001. Because the mortgage bond was payable based on cash flow and profit of the property, the uncollected interest was not recorded until collected.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to affect the Company’s internal controls over financial reporting.

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

New Concept Energy, Inc.

Date: August 14, 2009	By:	/s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer