Form 10-Q
period 2009-09-30
New Concept Energy, Inc.
filed 2009-11-13
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,935 shares
(Class)	(Outstanding at November 2, 2009)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended September 30, 2009

PART I: FINANCIAL INFORMATION

Item1. Financial Statements

         New Concept Energy, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share amounts)

	September 30,	December 31,
Assets	2009	2008
	(Unaudited)
Current assets

Cash and cash equivalents	$111	$190
Accounts receivable – trade	180	353
Note and interest receivable – related party	11,170	10,632
Other current assets (including $189 from related parties in (2008)	743	527

Total current assets	12,204	11,702

Oil and natural gas properties (full cost accounting method):

Proved developed and undeveloped oil and gas properties	10,795	10,688

Property and equipment, net of depreciation

Land, buildings and equipment - oil and gas operations	1,363	1,291
Other	137	149

Total property and equipment	1,500	1,440

Other assets	229	228

Total Assets	$24,728	$24,058

The accompanying notes are an integral part of these Consolidated Financial Statements.

New Concept Energy, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS - CONTINUED
(amounts in thousands, except share amounts)

	September 30,	December 31,
Liabilities And Stockholders’ Equity	2009	2008
	(Unaudited)
Current liabilities

Accounts payable – trade	$220	$202
Accrued expenses	2,524	1,944

Total current liabilities	2,744	2,146

Long-term debt	1,171	1,026

Other long-term liabilities	333	394

Total liabilities	4,248	3,566

Stockholders’ equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares at
September 30, 2009 and December 31, 2008	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(38,379)	(38,367)

	20,480	20,492

Total Liabilities & Equity	$24,728	$24,058

The accompanying notes are an integral part of these Consolidated Financial Statements.

New Concept Energy, Inc. and Subsidiaries

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	For The Three Month		For The Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue
Oil and gas operations, net of royalties	$285	$154	$966	$154
Real estate operations	685	704	2,121	2,107
	970	858	3,087	2,261
Operating expenses
Oil and gas operations	329	70	1,086	70
Real estate operations	293	338	1,016	966
Lease expense	242	244	719	717
Corporate general and administrative	169	108	666	633
	1,033	760	3,487	2,386

Operating income (loss)	(63)	98	(400)	(125)

Other income (expense)
Interest income	138	479	432	729
Interest expense	(31)	--	(92)	(230)
Gain on sale of leasehold interest	--	--	--	16,440
Other income	5	45	48	457
	112	524	388	17,396

Net income (loss) from continuing operations	49	622	(12)	17,271
Provision for income taxes	--	140	--	1,766

Net income (loss) applicable to common shares	$49	$482	$(12)	$15,505

Net earnings (loss) per common share –
basic and diluted	$0.03	$0.25	$(0.01)	$8.93
Weighted average of common and equivalent shares
outstanding – basic and diluted	1,947	1,937	1,947	1,736

The accompanying notes are an integral part of these Consolidated Financial Statements.

New Concept Energy, Inc. and Subsidiaries

ConsolidatedStatements of CASH FLOWS

(amounts in thousands)

	For the Nine Month
	Period Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net earnings from continuing operations	$(12)	$15,505
Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities:
Depreciation, depletion and amortization	281	43
Gain on sale of mineral interests	--	(16,440)
Change in deferred taxes	--	250
Changes in operating assets and liabilities:
Interest receivable	(260)	83
Other current and non-current assets	(44)	(637)
Income taxes payable	--	1,516
Accounts payable and other liabilities	537	1,482
Interest payable	87	--
Current maturities of long-term debt	--	90
Net cash provided by operating activities	589	1,892

Cash flows provided by (used in) investing activities
Proceeds from sale of mineral rights	--	23,288
Loans to affiliates	(278)	(19,232)
Loans to affiliates - repayment	--	10,540
Investment in oil and gas operations	(327)	(11,154)
Fixed asset additions	(121)	(1,316)
Assets held for sale	--	(600)
Net cash provided by (used in) investing activities	(726)	1,526

Cash flows provided by (used in) financing activities
Proceeds from sale of common stock	--	2,831
Payment of notes payable	--	(6,921)
Debt created for the CESI acquisition	--	1,177
Proceeds from notes payable	58	--

Net cash provided by (used in) financing activities	58	(2,913)

Net increase (decrease) in cash and cash equivalents	(79)	505

Cash and cash equivalents at beginning of period	190	172

Cash and cash equivalents at end of period	$111	$677

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2008. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2009.

NOTE B: NATURE OF OPERATIONS

The Company operates oil and gas wells and holds mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia through its wholly owned subsidiaries Mountaineer State Energy, Inc. and Mountaineer State Operations, LLC.

NCE also leases and operates a retirement community in King City Oregon, with a capacity of 114 residents.

Note C: Summary of Significant Accounting Policies

We consider accounting policies related to our estimates of depreciation, amortization and depletion, segments, oil and gas properties, oil and gas reserves, gas gathering assets, office and field equipment, revenue recognition and gas imbalances, leases, revenue recognition for real estate operations, impairment, and sales of real estate as significant accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

On May 21, 2009 PIAMI acquired both Eurenergy notes receivable at face value plus accrued interest totaling $3,970,897. At September 30, 2009 the balance due including accrued interest on the note receivable from PIAMI was $10,775,752.

In November 2007 the Company entered into an agreement with Eurenergy to provide accounting and administrative services at $15,000 per month. As of September 30, 2009 Eurenergy owes the Company $165,000 for such services. In June 2009 the agreement with Eurenergy expired. The Company entered into a similar agreement with Energy Advisors, LLC in July 2009. As of September 30, 2009 Energy Advisors owes the Company $45,000 for accounting and administrative services.

NOTE E – CONTINGENCIES

Chesapeake Exploration Limited Partnership and Chesapeake Operating, Inc. (“Chesapeake”)

In January 2006 the Company entered into a joint operating agreement evidencing its acquisition of a 5% interest in two gas wells being drilled and ultimately operated by Chesapeake. The Company relied on the cost projections provided by Chesapeake to make its investment decision. Subsequent to its investment, the Company received an invoice from Chesapeake for $556,217, which according to Chesapeake represents the Company’s five percent share of additional costs incurred by Chesapeake in drilling the wells. The Company believes that these additional costs far exceed any reasonable expense that should have been incurred in drilling the two wells and were incurred without notifying the Company of such expenses. The Company has requested an accounting of the additional expenses and a reconciliation of the final costs to the cost estimates previously presented. In April 2007 Chesapeake filed a lawsuit against the Company and others in State District Court in Tarrant County, Texas.

Other

The Company has been named as a defendant in other lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

NOTE F – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

	Oil and Gas	Retirement
Nine months ended September 30, 2009	Operations	Facility	Corporate	Total

Operating revenue	$966	$2,121	$--	$3,087

Operating expenses	846	1,996	363	3,205
Depreciation and amortization	20	42	--	62
Depletion	220	--	--	220
Total Operating Expenses	1,086	2,038	363	3,487
Interest expense	92	--	--	92
Other income	10	--	38	48
Interest income	--	--	432	432
Segment operating income	$(202)	$83	$107	$(12)

NOTE G – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2009-01 (“ASU No. 2009-01”) was issued to amend topic Accounting Standard Codification 105 (“ASC 105”) “Generally Accepted Accounting Principles” an amendment based on Statement of Financial Accounting Standard No. 168 “the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This amendment establishes the “FASB Accounting Standards Codification” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for interim and annual periods ending on or after September 15, 2009.

In December 2007, the FASB issued SFAS No. 141-R now referred to as ASC 805 “Business Combinations”. The statement improves the reporting of information about a business combination and its effects. The statement establishes principles and requirements for how the acquirer will recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquisition. Also, the statement determines the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase, and finally, determines the disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company has adopted this pronouncement on January 1, 2009 and will apply its requirements to future business combinations.

In April 2009, the FASB issued FSP FAS No. 157-4 now referred to as ASC 820 “Fair Value Measurements and Disclosures”, which provides additional guidance for applying the provisions that define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. It requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has been a change, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. It was applied prospectively for interim periods ending after June 15, 2009.

In April 2009, the FASB issued FSP FAS No 107-1 and Accounting Principles Board (APB) No. 28-1 now referred to as ASC 825-10-50 “Disclosure about Fair Value of Financial Instruments”. It required disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required and will be required for interim periods ending after June 15, 2009. The application of this standard will not have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165 now referred to as ASC 855 “Subsequent Events”, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It was applied prospectively for interim periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140”, to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Additionally, on and after the effective date, the concept of a qualified special-purpose entity is no longer relevant for accounting purposes.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which modifies the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate a VIE. The statement is effective as of the beginning of each reporting entity‘s first annual reporting period that begins after November 15, 2009.

On December 31, 2008, the SEC issued Release No. 33-8995, amending its oil and natural gas reporting requirements for oil and natural gas producing companies. The effective date of the new accounting and disclosure requirements is for annual reports filed for fiscal years ending on or after December 31, 2009. Companies are not permitted to comply at an earlier date. Among other things, Release No. 33-8995:

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

Proved reserves, as defined by the Financial Accounting Standards Board (FASB) and adopted by the Securities and Exchange Commission, are limited to reservoir areas that indicate economic productibility through actual production or conclusive formation tests, and generally cannot extend beyond the immediately adjoining undrilled portion. Although improved technology often can identify possible or probable reserves other than by drilling, under current SEC rules, these reserves cannot be estimated and disclosed.

Depreciation, depletion and amortization (DD&A) of producing properties are computed on the unit-of-production method based on estimated proved oil and gas reserves. While total DD&A expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in timing of when DD&A expense is recognized. Downward revisions of proved reserves result in an acceleration of DD&A expense, while upward revisions tend to lower the rate of DD&A expense recognition.

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the FASB and the SEC. Such assumptions include using year-end oil and gas prices and year-end costs for estimated future development and production expenditures. Discounted future net cash flows are calculated using a ten percent rate. Changes in any of these assumptions could have a significant impact on the standardized measure.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards. At September 30, 2009 the Company had a deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a one hundred percent valuation allowance was established.

Liquidity and Capital Resources

At September 30, 2009, the Company had current assets of $12.2 million and current liabilities of $2.8 million.

Cash and cash equivalents at September 30, 2009 were $111,000 as compared to $190,000 at December 31, 2008.

Net cash provided by operating activities was $589,000 for the nine months ended September 30, 2009. During the nine-month period, the Company had a net loss of $12,000.

Net cash used in investing activities was $726,000 for the nine months ended September 30, 2009, consisting of loans to affiliated entities, investments in potential oil and gas operations and the purchase of equipment and other capitalized drilling costs at the Company’s oil and gas production facility.

Results of Operations

The Company reported net income of $49,000 and a net loss of $12,000 for the three and nine months ended September 30, 2009, as compared to net income of $482,000 and $15.5 million for the comparable periods of 2008.

For the three and nine months ended September 30, 2009, the Company recorded oil and gas revenues of $285,000 and $966,000. The oil and gas operations were acquired in the third quarter of 2008. Therefore, period to period comparisons are irrelevant. During the same periods in 2009, the Company recorded revenues of $685,000 and $2.1 million from its retirement property compared to $704,000 and $2.1 million for the comparable periods in 2008.

For the three and nine months ended September 30, 2009, the Company recorded oil and gas operating expenses of $329,000 and $1.1 million. The oil and gas operations were acquired in the third quarter of 2008. Therefore, period to period comparisons are irrelevant. During the same periods in 2009, operating expenses and lease expense at the retirement property were $535,000 and $1.7 million as compared to $582,000 and $1.7 million for the comparable periods in 2008.

For the three and nine months ended September 30, 2009, corporate general & administrative expenses were $169,000 and $666,000 as compared to $108,000 and $633,000 for the comparable periods in 2008. The increase is primarily due to increased legal and professional fees.

For the three and nine months ended September 30, 2009, interest income was $138,000 and $432,000 as compared to $479,000 and $729,000 for the comparable periods in 2008. The decrease is primarily due to decreases in the prime lending rate from 2008 to 2009 and the decreased receivable on which interest is computed over the comparable periods.

The Company recorded interest expense for the three and nine months ended September 30, 2009, of $31,000 and $92,000 as compared to $-0- and $230,000 for the comparable periods in 2008. The decrease is primarily due to the payoff of interest bearing debt during the second quarter of 2008, as well as reduced interest rates on notes payable from 2008 to 2009.

Other income was $5,000 and $48,000 for the three and nine months ended September 30, 2009, as compared to $45,000 and $457,000 for the comparable periods in 2008. In 2008, the income was due to the collection of back interest from a mortgage bond receivable due to the sale of a property in August 2001. Because the mortgage bond was payable based on cash flow and profit of the property, the uncollected interest was not recorded until collected.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to affect the Company’s internal controls over financial reporting.

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

31.0

Certificate of Voting Powers, Designations, Preferences and Rights of Registrant’s Series G Senior Non-Voting Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.3 of Registrant’s Form 10-KSB for the fiscal year ended December 31, 1997)

31.1

Certificate of Designations dated October 12, 2004 as filed with the Secretary of State of Nevada on October 13, 2004 (incorporated by reference to Exhibit 3.4 of Registrant’s Current Report on Form 8-K for event occurring October 12, 2004)

31.2

Certificate of Amendment to Articles of Incorporation effective February 8, 2005 (incorporated by reference to Exhibit 3.5 of Registrant’s Current Report on Form 8-K for event occurring February 8, 2005)

31.3	Certificate of Amendment to Articles of Incorporation effective March 21, 2007 (incorporated by reference to Exhibit 3.13 of Registrant’s Current Report on Form 8-K for event occurring March 21, 2005)

31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, of Principal Executive Officer and Chief Financial Officer

32.1*	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350

*Filed herewith.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Concept Energy, Inc.

Date: November 13, 2009	By:	/s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer