Form 10-K
period 2009-12-31
New Concept Energy, Inc.
filed 2010-03-31
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

December 31, 2009

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
Large accelerated filer	______	Accelerated filer	______
Non-accelerated filer	______	Smaller reporting company	__X___
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
As of March 24, 2010, there were 1,946,935 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

NEW CONCEPT ENERGY, INC.
Index to Annual Report on Form 10-K
Fiscal year ended December 31, 2009

Forward-Looking Statements	- 3 -

PART I	- 3 -

Item 1. Business	- 3 -
Item 1A. Risk Factors	- 7 -
Item 1B. Unresolved Staff Comments	- 8 -
Item 2. Properties	- 8 -
Item 3. Legal Proceedings	- 9 -
Item 4. Submission of Matters to a Vote of Security Holders	- 9 -

PART II	- 10 -

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	- 10 -
Item 6. Selected Financial Data	- 11 -
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation	- 12 -
Item 7a: Quantitative And Qualitative Disclosures About Market Risk	- 16 -
Item 8. Financial Statements and Supplementary Data	- 16 -
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	- 16 -
Item 9A(T). Controls and Procedures	- 16 -
Item 9B. Other Information	- 17 -

PART III	- 18 -

Item 10. Directors, Executive Officers and Corporate Governance	- 18 -
Item 11. Executive Compensation	- 22 -
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	- 23 -
Item 13. Certain Relationships and Related Transactions and Director Independence	- 24 -
Item 14. Principal Accounting Fees and Services	- 26 -

PART IV	- 28 -

Item 15. Exhibits and Financial Statement Schedules	- 28 -

SIGNATURES	- 30 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	- 31 -

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

In addition to the wells and mineral leases, the acquisition included a complex covering approximately 41 acres of land with 8,000 square feet of office and storage buildings, an adjacent 12 acre site with a 24 stall horse barn, machinery and equipment in excess of the needs of the gas operation and approximately $1.5 million in cash.  During 2009, the Company sold various equipment and vehicles not necessary for operations.  As of December 31, 2009, the horse barn, the undeveloped land, and one piece of heavy equipment remain unsold.

Estimates of total, proved net oil or gas reserves

Reserve Rule Changes:  During 2009, the SEC issued its final rule on the modernization of oil and gas reporting (the "Reserve Ruling") and the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2010-03 ("ASU 2010-03") "Extractive Industries – Oil and Gas," which aligns the estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932 with the Reserve Ruling.  The Reserve Ruling and ASU 2010-03 are effective for Annual Reports on Form 10-K for fiscal years ending on or after December 31, 2009.  The key provisions of the Reserve Ruling and ASU 2010-03 are as follows:

•
Expanding the definition of oil- and gas-producing activities to include the extraction of saleable hydrocarbons, in the solid, liquid or gaseous state, from oil sands, coalbeds or other nonrenewable natural resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction;

•
Amending the definition of proved oil and gas reserves to require the use of an average of the first-day-of-the-month commodity prices during the 12-month period ending on the balance sheet date rather than the period-end commodity prices;

•	Adding to and amending other definitions used in estimating proved oil and gas reserves, such as "reliable technology" and "reasonable certainty";

•	Broadening the types of technology that an issuer may use to establish reserves estimates and categories; and,

•	Changing disclosure requirements and providing formats for tabular reserve disclosures.

According to our independent reserve engineering firm, Lee Keeling & Associates, Inc., as of December 31, 2009, our Proved Reserves were approximately 7.6 million Mcf of natural gas.  Of the total Proved Reserves, approximately 39% were Proved Developed Reserves.  As of December 31, 2009, the related PV-10 of our Proved Reserves was approximately $11.4 million.  During the year ended December 31, 2009, we produced approximately 236,000 Mcf of natural gas.  Based on our 2009 average daily production of 646 Mcf, this translates to a reserve life of approximately 32 years.

Additional Oil and Gas Information

•	Average sales price per unit - $5.26 per Mcf
•	Average production cost per unit – $3.05 per Mcf
•	Productive wells – 122 productive wells
•	Developed acreage – approximately 20,000 acres
•
Drilling activity – Since the date of acquisition, the Company has reworked numerous wells and is continuing the reworking of additional wells in 2010.  In 2010, we have tentatively scheduled a “behind-the-pipe” drilling schedule, in addition to new site drilling, subject to favorable market conditions.

•
Delivery Commitments – For fiscal 2010, the Company has contracted with Dominion Field Services, Inc. to purchase the Company’s gas production.  The contract is separated into production from the Ohio wells and the West Virginia wells.  Ohio gas is under contract for $6.01 per dekatherm and West Virginia gas at $6.08 per dekatherm at a volume of 20,000 dekatherms per month.  Our gas converts from dekatherms to Mcf at a ratio of approximately 1.2, which equates to 16,667 Mcf per month.  There is no penalty to the Company for not reaching the contract volume.  Volume exceeding the contract volume will be settled at the spot price.

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

Business Strategy

The Company is a Nevada corporation which had historically been a real estate company, owning or leasing retirement specific real estate, an outlet shopping mall (sold 2008) and certain oil and natural gas leases through subsidiaries.

The Company intends to continue to pursue acquisition of undervalued or distressed oil and gas related businesses, as well as additional acquisitions of oil and gas leases.  The Company may choose to develop or resell the acquired acreage as management deems most beneficial to the Company.

The Company intends to maintain its interest in the retirement center, however, for the foreseeable future, management intends to focus its efforts on oil and gas and energy related investments.

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

Employees

At December 31, 2009, the Company employed, in all segments, 51 people (26 full-time and 25 part-time).  The Company believes it maintains good relationships with its employees.  None of the Company’s employees are represented by a collective bargaining group.

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

Marketing

One purchaser comprises approximately 90% of the Company’s natural gas production.  While there is an available market for crude oil and natural gas production, we cannot be assured that the loss of this purchaser would not have a material impact on the Company.

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

●
the requirement of an 80% vote to make, adopt, alter, amend, change or repeal our Bylaws or certain key provisions of the Articles of Incorporation that embody, among other things, the anti-takeover provisions;

●
the so-called business combination “control act” requirements involving the Company and a person that beneficially owns 10% or more of the outstanding common stock except under certain circumstances; and

●	the requirement of holders of at least 80% of the outstanding Common Stock to join together to request a special meeting of stockholders.

As of March 27, 2010, a group of entities owned and controlled approximately 69% of the Company’s outstanding common stock.  This group has the power to block any attempted change in control – See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company’s principal offices are located at 1755 Wittington Place, Dallas, Texas 75234 in approximately 5,000 square feet of leased office space.  The Company believes this space is presently suitable, fully utilized and will be adequate for the foreseeable future.

Oil and Gas Operations

In September 2008, the Company completed the acquisition of certain entities, mineral interests and related assets through its wholly owned subsidiaries Mountaineer State Energy, Inc. and Mountaineer State Operations, LLC.  The Company now operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia.  The assets acquired included 94 producing gas wells, 121 non-producing wells and related equipment and mineral leases.  At December 31, 2009, 122 wells are producing.  The company engaged the firm of independent oil and gas engineers Lee Keeling & Associates, Inc. to estimate the net oil and gas reserves.  On the basis of their study, such total proved reserves were estimated at $11,372,000 at December 31, 2009.

The wells in West Virginia and Ohio were drilled prior to acquisition.  The majority of wells are located on leased property under mineral rights contracts.  While some wells were drilled in the 1960’s, the majority were drilled in the 1970’s and 1980’s.  The acquisition was contemplated with the intention of re-working existing wells in different geological formations using modern technologies, and drilling new wells in strategic locations, as market conditions improve.

In addition to the wells and mineral leases, the acquisition included a complex covering approximately 41 acres of land with 8,000 square feet of office and storage buildings, an adjacent 12 acre site with a 24 stall horse barn, machinery and equipment in excess of the needs of the gas operation and approximately $1.5 million in cash.  During 2009, the Company sold various equipment and vehicles not necessary for operations.  As of December 31, 2009, the horse barn, the undeveloped land, and one piece of heavy equipment remain unsold.

The facilities in West Virginia are more than adequate for the requirements.

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

The Company’s retirement community is suitable and adequate for the purpose to which it is devoted.

Item 3.  Legal Proceedings

Chesapeake Exploration Limited Partnership and Chesapeake Operating, Inc. (“Chesapeake”)

In January 2006, the Company entered into a joint operating agreement evidencing its acquisition of a 5% interest in two gas wells being drilled and ultimately operated by Chesapeake.  The Company relied on the cost projections provided by Chesapeake to make its investment decision.  Subsequent to its investment, the Company received an invoice from Chesapeake for $556,217 which, according to Chesapeake, represents the Company’s 5% share of additional costs incurred by Chesapeake in drilling the wells.  The Company believes that these additional costs far exceed any reasonable expense that should have been incurred in drilling the two wells and were incurred without notifying the Company of such expenses.  The Company has requested an accounting of the additional expenses and a reconciliation of the final costs to the cost estimates previously presented.  In April 2007, Chesapeake filed a lawsuit against the Company and others in District Court of Tarrant County, Texas.

Item 4.  Submission of Matters to a Vote of Security Holders

An Annual Meeting of Stockholders was held on December 17, 2009, at which meeting stockholders were asked to consider and vote upon the election of directors.  At the meeting, stockholders elected the following individuals as directors:

	Shares Voting
Director	FOR	AGAINST	ABSTAINED
Roz Campisi Beadle	1,493,342	102	49,960
Gene S. Bertcher	1,493,340	104	49,960
James E. Huffstickler	1,493,342	102	49,960
Dan Locklear	1,493,342	102	49,960
Victor L. Lund	1,493,402	42	49,960

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

	2009		2008
	High	Low	High	Low

First Quarter	4.50	2.78	2.87	1.15
Second Quarter	5.40	3.01	14.16	2.20
Third Quarter	7.50	5.15	10.15	4.75
Fourth Quarter	6.79	4.01	7.82	3.24

On March 24, 2010 the closing price of the Company’s common stock was $4.49 per share.  According to the Transfer Agent’s records, at March 24, 2010 our common stock was held by approximately 436 holders of record.

Dividends

The Company paid no dividends on its common stock in 2009 or 2008.  The Company has not paid cash dividends on its common stock during at least the last ten fiscal years and it has been the policy of the Board of Directors of the Company to retain all earnings to pay down long-term debt and finance future expansion and development of its businesses.  The payment of dividends, if any, will be determined by the Board of Directors in the future in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

A stock-based equity compensation plan has been approved by our stockholders.  See Note I - Stockholders Equity for a description of the plan, the number of shares of common stock to be issued upon exercise of outstanding stock options, the weighted average exercise price of outstanding stock options and the number of shares of common stock remaining for future issuance under the plans.  We have no stock-based compensation plans which were adopted without the approval of our stockholders.  The plan expired on June 2, 2009.

Purchases of Equity Securities

The Board of Directors has not authorized the repurchase of any shares of its common stock under any share repurchase program, except when stockholders owning less than one round lot (100 shares) so request, the Company will purchase shares at market closing on the last trading day prior to receipt of the certificate(s).  The Company repurchased no shares during the three months ended December 31, 2009.

Item 6.  Selected Financial Data

The selected consolidated financial data presented below are derived from the Company’s audited financial statements.

	December 31,
	2009	2008	2007
	(amounts in thousands, except per share amounts)

Operating revenue	$4,098	$3,560	$2,984
Operating expenses	6,827	3,702	2,956
Operating profit (loss)	(2,729)	(142)	28

Earnings (loss) from continuing operations before income taxes	(2,210)	17,269	959
Income tax (expense)	—	(1,774)	(270)

Earnings (loss) from continuing operations	(2,210)	15,495	689

Income (loss) from discontinuedoperations	—	—	(627)

NET EARNINGS (LOSS)	$(2,210)	$15,495	$62

Earnings (loss) per common share – basic and diluted
Continuing operations	$(1.27)	$8.92	$0.70
Discontinued operations	—	—	(0.64)
Net earnings per share	$(1.27)	$8.92	$0.06
Basic weighted average common shares	1,737	1,737	987

Balance Sheet Data:
Total assets	$25,121	$26,392	$9,786
Long-term debt	1,524	1,430	6,921
Asset retirement obligation	2,450	2,334	—
Total liabilities	6,839	3,566	7,645
Total stockholders equity	$18,282	$20,492	$2,141

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Effective September 1, 2008, the Company completed the acquisition of certain entities, mineral interests and related assets through entities named Carl E. Smith, Inc., a West Virginia corporation, two of its affiliates, Carl E. Smith Petroleum, Inc. and Carl E. Smith Real Estate, Inc. and other privately owned related assets (collectively “CESI”).  Immediately after the acquisition, all of the acquired entities and assets were merged into Carl E. Smith, Inc., the name of which was changed to Mountaineer State Energy, Inc. (“Mountaineer”) which became a wholly-owned subsidiary of NCE.  The assets acquired include 94 producing gas wells, 121 non-producing wells and related equipment, mineral leases covering 20,000 acres located in Athens and Meigs Counties in Ohio as well as Calhoun, Jackson and Roane Counties in West Virginia.  In addition to the wells and mineral leases, the acquisition included a complex covering approximately 41 acres of land with 8,000 square feet of office and storage buildings, an adjacent 12 acre site with a 24 stall horse barn, machinery and equipment in excess of the needs of the gas operation and approximately $1.5 million in cash.  NCE has evaluated the excess equipment and since the acquisition has sold currently plans on selling certain excess land and equipment not needed for current or planned future operations.

The cash portion of the asset acquisition totaling approximately $13.9 million was paid from existing working capital held by NCE.

As part of the acquisition the Company entered into certain non interest bearing long term obligations which will paid out over the next 16 years.  The Company has evaluated the above notes and after factoring in certain offsets provided for in the agreement has valued the above obligations at $1,198,000 at December 31, 2009.

As of December 31, 2009, the Company leased one independent living community in Oregon, with a capacity of 114 residents.

A number of years ago the Company has owned, leased and operated assisted living and retirement communities throughout the United States.  During that period of time the Company has both acquired and sold over seventy communities.  The property in Oregon is a holdover from that time period.  While not an integral part of our business plan the one remaining facility is profitable and it is anticipated that it will remain a part of the Company’s operations.

In 2007, the Company acquired interests in a significant block of oil and natural gas leases in Cleburne County, Arkansas covering approximately 1,712 net acres.  The company originally intended to drill on the acreage however an opportunity arose to sell the acreage and in 2008 we sold those mineral rights for a gain of approximately $16.4 million.

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

Depreciation, depletion and amortization (“DD&A”) of producing properties is computed on the unit-of-production method based on estimated proved oil and gas reserves.  While total DD&A expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in timing of when DD&A expense is recognized.  Downward revisions of proved reserves result in an acceleration of DD&A expense, while upward revisions tend to lower the rate of DD&A expense recognition.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At December 31, 2009, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At December 31, 2009, the Company had current assets of $12.1 million and current liabilities of $2.9 million.

Cash and cash equivalents totaled $155,000 at December 31, 2009 and $190,000 at December 31, 2008.  New Concept’s principal sources of cash are property operations, sales of oil and gas, and proceeds from sales of assets.  At December 31, 2009 the Company had $11.2 million invested in short term notes receivable with interest at the prime rate plus two percent.

Net cash provided by (used in) continuing operating activities was $736,000 in 2009, $427,000 in 2008, and $749,000 in 2007.

Net cash provided by (used in) investing activities was $(823,000) in 2009, $2.6 million in 2008, $(679,000) in 2007.

Net cash provided by (used in) financing activities was $52,000 in 2009, $(3.0 million) in 2008, and $-0- in 2007.  The $3.0 million used in 2008 was the result of the payment of related party debt of $6.9 million, partially offset by receipt of $2.9 million for the issuance of 950,000 shares of common stock.

There were no discontinued operations in 2009 or 2008.  Net cash provided (used in) discontinued operations was ($222,000) in 2007.

Results of Operations

Fiscal 2009 as compared to 2008

Revenues and Operating Expenses: Total revenues for 2009 totaled $4.1 million compared to $3.6 million in 2008.  The primary reason for the increase is the acquisition of the oil and gas operations in September 2008.  Fiscal 2009 reflects a full twelve months of operating revenue for the oil and gas operations, while 2008 reflects only four months of such revenue.  Oil and gas revenue did not increase as much as may have been anticipated due to the expiration of a fixed-price contract in the first quarter of 2009.  For the remainder of the year, gas was sold at the spot price, which was substantially less than the original contract price.

Revenue for the retirement facility totaled approximately $2.9 million for 2008 and 2009.

Operating expenses totaled $6.8 million for 2009 compared to $3.7 million for 2008.  In 2009, oil and gas operating costs totaled $1.5 million compared to $496,000 in 2008 due to the acquisition of the oil and gas operations described above.  In 2009, the company recorded a non-cash charge to operations of $1.7 million for impairment of natural gas and oil properties, pursuant to the results of the full-cost ceiling test.  Also in 2009, the Company recorded accretion of discount related to its asset retirement obligation of $116,000.  Real estate operating expenses remained relatively constant.  Corporate general and administrative expenses increased from $852,000 to $1.2 million, due primarily to the write-down of receivables of approximately $200,000 and the accrual of $200,000 in interest and penalties on unpaid taxes, offset by reductions in salaries and wages of approximately $50,000.

Interest Income: Interest income decreased approximately $200,000 from 2008 to 2009 due to the reduction interest rate on portions of the notes receivable from eight percent to the prime rate plus two percent during 2009.

Interest Expense: Interest expense for 2009 decreased approximately $150,000 due to the pay-off of $6.9 million of related party debt in the first quarter of 2008.

Gain on sale of assets:  In 2008, the Company sold its investment in mineral rights in the Fayetteville Shale for a gain of approximately $16.4 million.  No gain or loss was recorded on sales of assets in 2009.

Other Income: Other income decreased from $464,000 in 2008 to $68,000 in 2009.  Other income in 2008 is primarily due to cash received from receivables that were previously fully reserved.

Fiscal 2008 as Compared to 2007

Revenues and Operating Expenses: Revenues for 2008 totaled $3.6 million compared to $3.0 million in 2007.  The primary reason for the increase is the acquisition of the oil and gas operations in West Virginia and Ohio in September, 2008, which provided $672,000 of net revenue.  Revenue for the retirement facility totaled approximately $2.9 million in 2008 as compared to $3.0 million for 2007.

Operating expenses totaled $3.7 million for 2008 compared to $3.0 million for 2007.  In 2008, oil and gas operating costs totaled $496,000, and corporate general and administrative expenses increased approximately $60,000, primarily due to the administrative costs of the acquisition.

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

Gain on sale of assets:  In 2008, the Company sold its investment in mineral rights in the Fayetteville Shale for a gain of approximately $16.4 million.  In 2007, the Company sold a participation in the future cash flow of its retirement community in King City, Oregon and recorded a gain of $750,000.

Other Income: Other income increased from $143,000 in 2007 to $464,000 in 2008.  The increase in 2008 is primarily due to cash received from receivables that were previously fully reserved.

Item 7a:  Quantitative And Qualitative Disclosures About Market Risk

All of the Company’s debt is financed at fixed rates of interest.  Therefore, the Company has minimal risk from exposure to changes in interest rates.

Item 8.  Financial Statements

The financial statements required by this Item begin at page -31- of this Report.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.  There are inherent limitations to the effectiveness of any system of internal control over financial reporting.  These limitations include the possibility of human error, the circumvention of overriding of the system and reasonable resource constraints.  Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial report.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting.  There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

New Concept Energy, Inc.
Attn: Investor Relations
1755 Wittington Place, Suite 340
Dallas, Texas 75234
972-407-8400 (Telephone)

The Audit Committee of the Board of Directors is an “audit committee” for the purposes of Section 3(a) (58) of the Exchange Act.  The members of that Committee are Dan Locklear (Chairman), James Huffstickler and Victor L. Lund.  Mr. Locklear is qualified as an “audit committee financial expert” within the meaning of SEC regulations and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the AMEX.  All of the members of the Audit Committee meet the independence and experience requirements of the listing standards of the AMEX.

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

Roz Campisi Beadle, age 53, (Independent) Director since December 2003

Ms. Beadle is Executive Vice President of Unified Housing Foundation and a licensed realtor.  She has a background in public relations and marketing.  Ms. Beadle is also extremely active in various civic and community services and is currently working with the Congressional Medal of Honor Society and on the Medal of Honor Host City Committee in Gainesville, Texas.

Gene S. Bertcher, age 61, (Affiliated) Director November 1989 to September 1996 and since June 1999

Mr. Bertcher was elected President and Chief Financial Officer effective November 1, 2004.  He was elected Chairman and Chief Executive Officer in December 2006.  Mr. Bertcher has been Chief Financial Officer and Treasurer of the Company since November 1989 and Executive Vice President from November 1989 until he was elected President.  Also, Mr. Bertcher is and will continue to be Executive Vice-President and Chief Financial Officer of American Realty Investors, Inc. (NYSE), Transcontinental Realty Investors, Inc. (NYSE), Income Opportunity Realty Investors, Inc. (AMEX), and Vice President and Treasurer of First Equity Properties, Inc., positions he has occupied since February 2008.  He has been a certified public accountant since 1973.  No family relationship exists between Mr. Bertcher and any director or executive officer of the Company.

James E. Huffstickler, age 67, (Independent) Director since December 2003

Mr. Huffstickler has been Chief Financial Officer of Sunchase America, Ltd., a multi-state property management company, for more than nineteen years.  He is a graduate of the University of South Carolina and was formerly employed by Southmark Management, Inc., a nationwide real estate management company.  Mr. Huffstickler has been a certified public accountant since 1976.

Dan Locklear, age 58, (Independent) Director since December 2003

Mr. Locklear has been Chief Financial Officer of Sunridge Management Group, a real estate management company, for more than five years.  Mr. Locklear was formerly employed by Johnstown Management Company, Inc. and Trammel Crow Company.  Mr. Locklear has been a certified public accountant since 1981 and a licensed real estate broker in the State of Texas since 1978.

Victor L. Lund, age 81, (Independent) Director since March 1996

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

Board Committees

The Board of Directors held four meetings during 2009.  For such year, no incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the period that he or she served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.  The Audit Committee was formed on December 12, 2003, and its function is to review the Company’s operating and accounting procedures.  A Charter of the Audit Committee has been adopted by the Board.  The current members of the Audit Committee, all of whom are independent within the SEC regulations, the listing standards of the AMEX and the Company’s Corporate Governance Guidelines are Messrs. Locklear (Chairman), Huffstickler and Lund.  Mr. Dan Locklear is qualified as an Audit Committee financial expert within the meaning of SEC regulations, and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the AMEX.  The Audit Committee met once in 2009.

The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to the corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates.  The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance and self-evaluation.  The Charter of the Governance and Nominating Committee was adopted on October 20, 2004.  The members of the Committee are Messrs. Huffstickler (Chairman), Lund and Ms. Beadle. The Governance and Nominating Committee met once in 2009.

The Board has also formed a Compensation Committee of the Board of Directors, adopted a Charter for the Compensation Committee on October 20, 2004, and selected Ms. Beadle (Chairman) and Messrs. Huffstickler and Locklear as members of that Committee.  The Compensation Committee met once in 2009.

The members of the Board of Directors at the date of this Report and the Committees of the Board on which they serve are identified below:

Director	Audit Committee	Governance and Nominating Committee	Compensation Committee
Roz Campisi Beadle		✓	Chairman
Gene S. Bertcher
James E. Huffstickler	✓	Chairman	✓
Dan Locklear	Chairman		✓
Victor L. Lund	✓	✓

Executive Officers

The following person currently serves as the sole executive officer of the Company:  Gene S. Bertcher, Chairman of the Board, President, Chief Executive Officer and Treasurer.  His position with the Company is not subject to a vote of stockholders.  His age, term of service and all positions and offices with the Company, other principal occupations, business experience and directorships with other companies during the last five years or more are listed under the caption “Directors” above.

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

Item 11.  Executive Compensation

The following tables set forth the compensation in all categories paid by the Company for services rendered during the fiscal years ended December 31, 2009, 2008 and 2007 by the Chief Executive Officer of the Company and to the other executive officers and Directors of the Company whose total annual salary in 2009 exceeded $100,000, the number of options granted to any of such persons during 2009 and the value of the unexercised options held by any of such persons on December 31, 2009.

SUMMARY COMPENSATION TABLE

							Change in
						Non-	Pension
						Equity	Value and
Name						Incentive	Nonqualified	All
and						Plan	Deferred	Other
Principal				Stock	Option	Compen-	Compensation	Compen-
Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total

Gene S. Bertcher (1) Chairman, President & Chief Financial Officer	2009	$197,000							$197,000
	2008	$197,000							$197,000
	2007	$186,000							$186,000

Doug Wight, President(2)	2008	$67,000							$67,000

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

PENSION BENEFITS

None

NONQUALIFIED DEFERRED COMPENSATION

None

DIRECTOR COMPENSATION
Name	Fees Earned Or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Roz Campisi Beadle	$ 10,500						$10,500
Gene S. Bertcher	$ —						$—
James E. Huffstickler	$ 10,500						$10,500
Dan Locklear	$ 10,500						$10,500
Victor L. Lund	$ 10,500						$10,500

MANAGEMENT AND CERTAIN SECURITY HOLDERS

None

Compensation of Directors

The Company pays each non-employee director a fee of $2,500 per year, plus a meeting fee of $2,000 for each board meeting attended.  Employee directors serve without compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 24, 2010, certain information with respect to all stockholders known by the company to own beneficially more than 5% of the outstanding common stock, which is the only outstanding class of securities of the Company, except for Series B Preferred Stock (the ownership of which is immaterial), as well as information with respect to the Company’s common stock owned beneficially by each director and current executive officers, whose compensation from the company in 2009 exceeded $100,000, and by all directors and executive officers as a group.  Unless otherwise indicated, each of these stockholders has sole voting and investment power with respect to the shares beneficially owned.

	Common Stock
Name of Beneficial Owner	No. of Shares	Percent of Class*
Arcadian Energy, Inc.(3)(5)	1,313,078	67.44%
Roz Campisi Beadle	100	**
Gene S. Bertcher(2)	71,811	3.7%
Go Green Fuel N.A., L.P. (6)	100,000	5.14%
HKS Investment Corporation(1)	108,944	5.6%
James E. Huffstickler	—	0%
Dan Locklear	—	0%
Victor L. Lund	—	0%
TacCo Financial, Inc.(3)(4)	500	**
URC Energy, LLC(3)(5)	950,000	48.7%
All executive officers and directors as a group (five persons)	81,911	4.2%

*           Based on 1,946,935 shares of common stock outstanding at March 24, 2010.
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
(3)
Based on Amendment 15 to Schedule 13D, amended December 31, 2009, filed by each of these entities.  Arcadian Energy, Inc. owns 363,078 shares direct and is the sole member of URC Energy, LLC which owns 950,000 shares.  The amended Schedule 13D indicates that these entities, collectively, may be deemed a “Person” within the meaning of Section 13D of the Securities Exchange Act of 1934.

(4)
Consists of 500 shares of common stock.  Officers and Directors of TacCo Financial, Inc. (“TFI”) are J.T. Tackett, Director, Chairman and CEO; Wayne Starr, Director, President and Treasurer and Criag E. Landess, Secretary.  TFI’s stock is owned by Electrical Networks, Inc. (75%) and Starr Investments (25%).

(5)
The direct owner of the 950,000 shares of common stock is URC Energy, LLC.  Under Rule 13d-3 of the Exchange Act, Arcadian Energy, Inc. as the sole member of URC Energy, LLC is deemed to be the beneficial owner of such shares.

(6)
Consists of 100,000 shares of Common Stock owned by Go Green Fuel N.A., L.P. a Texas limited partnership, the sole General Partner of which is GGF North American, LLC, a Texas limited liability company.  According to an original statement on Schedule 13D dated December 31, 2009, Go Green Fuel N.A., L.P. acquired 100,000 shares of Common Stock from West Go Green, LLC a Nevada limited liability company at a price of $6.90 per share and Go Green Fuel N.A., LP granted to West Go Green LLC a “Repurchase Option” for a period of three calendar years from December 31, 2009 to repurchase all or any portion of the 100,000 shares purchased at the original purchase price of $6.90 per share, which Repurchase Option may be exercised by West Go Green, LLC or its assignee by written notice given to Go Green Fuel N.A. LP at least two calendar days prior to the date of exercise of the Repurchase Option.

Change in Control

On July 21, 2009, Arcadian Energy, Inc. a Nevada corporation (“Arcadian”) acquired from Syntek West, Inc., a Nevada corporation (“SWI”) (i) 395,078 shares of Common Stock of the Company (approximately 20.29% of the issued and outstanding Common Stock) at an aggregate price of $2,074,160 (approximately $5.25 per share) and (ii) 100% of the Membership Interest of and in URC Energy LLC, a Nevada limited liability company (“URCLLC”) for a purchase price of $5,220,585.  URCLLC owns and has owned since May 18, 2008, an aggregate of 950,000 shares of Common Stock of the Company (approximately 48.79% of the issued and outstanding Common Stock).  With such acquisition, Arcadian acquired the beneficial ownership of approximately 67% of the issued and outstanding Common Stock of the Company and a change of control of the Company occurred.  The basis of control is the aggregate percentage of voting securities of the Company which is now beneficially owned by the “Reporting Persons” (approximately 67.44%) which include URCLLC at 48.79% with 950,000 shares of Common Stock and Arcadian at 18.65% with 363,078 shares of Common Stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In July 2006, the Company made an unsecured $1.4 million loan to Eurenergy Resources Corporation (“Eurenergy”), a related party.  The loan had an annual interest rate of 8% with principal and interest payable within 30 days after demand, and if not sooner demanded, on July 17, 2007.  Effective July 17, 2007, the existing accrued interest was added to the principal balance, which increased the principal balance to $1,487,160, and the maturity date was extended to July 17, 2009.  All other terms of the note remained the same.  At May 21, 2009, the balance due including accrued interest totaled $1,798,456.

In June of 2008, the Company entered into a letter of credit agreement with Eurenergy.  The terms of the agreement call for interest at the prime rate plus two percent.  At May 21, 2009, the balance of the note and accrued interest was $2,172,441.

On November 20, 2007, the Company made a $630,000 loan to Prime Income Asset Management, Inc. (“PIAMI”).  In 2008, the Company made additional net advances on the loan totaling approximately $6.3 million.  The initial loan and the additional advances have been combined into a new loan with interest at the prime rate plus two percent.

On May 21, 2009, PIAMI acquired both Eurenergy notes receivable at face value plus accrued interest totaling $3,970,897.  At December 31, 2009, the balance due including accrued interest on the note receivable from PIAMI was $10.9 million.

In November 2007, the Company entered into an agreement with Eurenergy to provide accounting and administrative services at $15,000 per month.  As of December 31, 2009, Eurenergy owes the Company $156,900 for such services.  In June 2009, the agreement with Eurenergy expired.  As of December 31, 2009, the amount receivable from Eurenergy has been fully reserved.  The Company entered into a similar agreement with Energy Advisors, LLC in July 2009.  As of December 31, 2009, Energy Advisors owes the Company $90,000 for accounting and administrative services.

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

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2009 and 2008 by the Company’s principal accounting firm Swalm & Associates, P.C.:

Type of Fees	2009	2008
Audit Fees	$40,215	$27,500
Audit Related Fees	—	—
Tax Fees	8,688	7,250
All Other Fees	—	—

Total Fees	$48,903	$34,450

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

Financial Information Systems Design and Implementation Fees

Neither Swalm & Associates, P.C. nor Farmer, Fuqua & Huff, P.C. rendered professional services to the Company in 2009 with respect to financial information systems design and implementation.  Under the Sarbanes-Oxley Act of 2002 (the “SO Act”), and the rules of the Securities and Exchange Commission (the “SEC”), the Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditor.  The purpose of the provisions of the SO Act and the SEC rules for the Audit Committee’s role in retaining the independent auditor is two-fold.  First, the authority and responsibility for the appointment, compensation and oversight of the auditors should be with directors who are independent of management.  Second, any non-audit work performed by the auditors should be reviewed and approved by these same independent directors to ensure that any non-audit services performed by the auditor do not impair the independence of the independent auditor.  To implement the provisions of the SO Act, the SEC issued rules specifying the types of services that an independent auditor may not provide to its audit client, and governing the Audit Committee’s administration of the engagement of the independent auditor.  As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence.  Accordingly, the Audit Committee has adopted a pre-approval policy of audit and non-audit services (the “Policy”), which sets forth the procedures and conditions pursuant to which services to be performed by the independent auditor are to be pre-approved.  Consistent with the SEC rules establishing two different approaches to pre-approving non-prohibited services, the Policy of the Audit Committee covers pre-approval of audit services, audit-related services, international administration tax services, non-U.S. income tax compliance services, pension and benefit plan consulting and compliance services, and U.S. tax compliance and planning.  At the beginning of each fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and the approve or reject each service, taking into account whether services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management.  Typically, in addition to the generally pre-approved services, other services would include due diligence for an acquisition that may or may not have been known at the beginning of the year.  The Audit Committee has also delegated to any member of the Audit Committee designated by the Board or the financial expert member of the Audit Committee responsibilities to pre-approve services to be performed by the independent auditor not exceeding $25,000 in value or cost per engagement of audit and non-audit services, and such authority may only be exercised when the Audit Committee is not in session.

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

(3)	EXHIBITS

The following documents are filed as exhibits (or are incorporated by reference as indicated) into this Report:

Exhibit Designation	Exhibit Description
3.1	Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)
3.2	Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.5 to Registrant’s Form 8-K dated April 1, 1993)

3.3	Restated Articles of Incorporation of Greenbriar Corporation (incorporated by reference to Exhibit 3.1.1 to Registrant’s Form 10-K dated December 31, 1995)
3.4	Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit to Registrant’s PRES 14-C dated February 27, 1996)
3.5	Certificate of Decrease in Authorized and Issued Shares effective November 30, 2001 (incorporated by reference to Exhibit 2.1.7 to Registrant’s Form 10-K dated December 31, 2002)
3.6
Certificate of Designations, Preferences and Rights of Preferred Stock dated May 7, 1993 relating to Registrant’s Series B Preferred Stock (incorporated by reference to Exhibit 4.1.2 to Registrant’s Form S-3 Registration Statement No. 333-64840 dated June 22, 1993)

3.7
Certificate of Voting Powers, Designations, Preferences and Rights of Registrant’s Series F Senior Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.2 of Registrant’s Form 10-KSB for the fiscal year ended December 31, 1997)

3.8
Certificate of Voting Powers, Designations, Preferences and Rights of Registrant’s Series G Senior Non-Voting Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.3 of Registrant’s Form 10-KSB for the fiscal year ended December 31, 1997)

3.9
Certificate of Designations dated October 12, 2004 as filed with the Secretary of State of Nevada on October 13, 2004 (incorporated by reference to Exhibit 3.4 of Registrant’s Current Report on Form 8-K for event occurring October 12, 2004)

3.10
Certificate of Amendment to Articles of Incorporation effective February 8, 2005 (incorporated by reference to Exhibit 3.5 of Registrant’s Current Report on Form 8-K for event occurring February 8, 2005)

3.11	Certificate of Amendment to Articles of Incorporation effective March 21, 2007 (incorporated by reference to Exhibit 3.13 of Registrant’s Current Report on Form 8-K for event occurring March 21, 2005)
3.12	Amended and restated bylaws of New Concept Energy, Inc. dated November 18, 2008.
10.1	Registrant’s 1997 Stock Option Plan (filed as Exhibit 4.1 to Registrant’s Form S-8 Registration Statement, Registration No. 333-33985 and incorporated herein by this reference).

10.2	Registrant’s 2000 Stock Option Plan (filed as Exhibit 4.1 to Registrant’s Form S-8 Registration Statement, Registration No. 333-50868 and incorporated herein by this reference)
10.3	Form of Umbrella Agreement between Greenbriar Corporation, James R. Gilley and Jon Harder, Sunwest Management, Inc. et al
14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
21.1*	Subsidiaries of the Registrant
23.2*	Consent of Lee Keeling & Associates, Inc.
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer and Chief Financial Officer
32.1*	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Estimated Reserves and Future Net Reserves Producing and Undeveloped Reserves Oil and Gas Properties Report for 2009
99.2*	Estimated Reserves and Future Net Reserves Producing and Undeveloped Reserves Oil and Gas Properties Report for 2008
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CONCEPT ENERGY, INC.

March 31, 2010	by:	/s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene S. Bertcher Gene S. Bertcher	Chairman, President, Principal Executive Officer, Chief Financial Officer and Director	March 31, 2010
/s/ Roz Campisi Beadle Roz Campisi Beadle	Director	March 31, 2010
/s/ James Huffstickler James Huffstickler	Director	March 31, 2010
/s/ Dan Locklear Dan Locklear	Director	March 31, 2010
/s/ Victor L. Lund Victor L. Lund	Director	March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
New Concept Energy, Inc., formerly Cabeltel International Corporation

We have audited the accompanying consolidated balance sheet of New Concept Energy, Inc., and subsidiaries, as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

As described in the notes to the financial statements, New Concept Energy, Inc. has significant balances due from affiliates.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Concept Energy, Inc., formerly CableTel Corporation, and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Swalm & Associates, P.C.

Plano, Texas
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
New Concept Energy, Inc., formerly Cabeltel International Corporation

We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of New Concept Energy, Inc., and subsidiaries, for the year then ended December 31, 2007.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of New Concept Energy, Inc., formerly CableTel Corporation, and subsidiaries for the year December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Farmer Fuqua & Huff, P.C.

Plano, Texas
March 31, 2008

New Concept Energy Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31,
Assets	2009	2008

Current assets:

Cash and cash equivalents	$155	$190
Accounts receivable from oil and gas sales	203	353
Note and interest receivable – related party	11,206	10,731
Other current assets (including $189 from related parties in 2008)	567	428

Total current assets	12,131	11,702

Oil and natural gas properties (full cost accounting method):

Proved developed and undeveloped oil and gas properties, net of depletion	11,372	13,022

Property and equipment, net of depreciation:

Land, buildings and equipment - oil and gas operations	1,337	1,291
Other	149	149

Total property and equipment	1,486	1,440

Other assets	132	228

Total Assets	$25,121	$26,392

The accompanying notes are an integral part of these statements.

New Concept Energy Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS - CONTINUED
(amounts in thousands, except share amounts)

	December 31,
Liabilities And Stockholders’ Equity	2009	2008

Current liabilities:

Accounts payable – trade	$154	$202
Accrued expenses	2,711	1,944

Total current liabilities	2,865	2,146

Long-term debt:
Notes payable	1,198	1,026
Asset retirement obligation	2,450	2,334
Other long-term liabilities	326	394

Total liabilities	6,839	5,900

Stockholders’ equity:
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,939 shares at
December 31, 2009 and 2008	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(40,577)	(38,367)

	18,282	20,492

Total Liabilities & Equity	$25,121	$26,392

The accompanying notes are an integral part of these statements.

New Concept Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Year Ended
	December 31,
	2009	2008	2007

Revenue
Oil and gas operations, net of royalties	$1,241	$672	$—
Real estate operations	2,857	2,888	2,984
	4,098	3,560	2,984

Operating expenses
Oil and gas operations	1,516	496	—
Real estate operations	1,334	1,400	1,315
Lease expense	958	954	845
Corporate general and administrative	1,207	852	796
Accretion of asset retirement obligation	117	—	—
Impairment of natural gas and oil properties	1,695	—	—
	6,827	3,702	2,956

Operating earnings (loss)	(2,729)	(142)	28

Other income (expense)
Interest income	574	785	112
Interest expense	(123)	(270)	(73)
Gain on sale of assets, net	—	16,432	750
Other income, net	68	464	142
	519	17,411	931

Earnings from continuing operations	(2,210)	17,269	959
Provision for income taxes	—	(1,774)	(270)

Net income from continuing operations	(2,210)	15,495	689

Discontinued operations (net of income taxes)
Loss from operations	—	—	(101)
Gain (loss) from sale of assets	—	—	(526)

Net loss from discontinued operations	—	—	(627)

Net income applicable to common shares	$(2,210)	$15,495	$62

Earnings (loss) per common share – basic
Continuing operations	$(1.27)	$8.92	$0.70
Discontinued operations	—	—	(0.64)
Net earnings (loss) per share	$(1.27)	$8.92	$0.06

Weighted average common and equivalent shares outstanding – basic	1,737	1,737	987

The accompanying notes are an integral part of these statements.

New Concept Energy Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year ended December 31,
	2008	2008	2007
Cash flows from operating activities
Net income	$(2,210)	$15,495	$62
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	61	59	47
Depletion of minerals	298	112	—
Impairment of natural gas and oil properties	1,695	—	—
Accretion of asset retirement obligation	117	—	—
Write-off of affiliate receivable	157	—	—
Net loss from discontinued operations	—	—	101
Gain) loss on sale of discontinued operations	—	—	526
(Gain) loss on sale of assets	—	(16,432)	—
Change in deferred tax asset	—	250	241
Changes in operating assets and liabilities
Other current and non-current assets	(153)	(873)	(44)
Accounts payable and other liabilities	771	1,816	(184)
Net cash provided by (used) in operating activities	736	427	749

Cash flows from investing activities
Funding of notes receivable	(372)	(23,287)	(630)
Investment mineral rights	(344)	—	—
Purchase of property and equipment, net	(107)	(1,354)	(49)
Net repayment of notes receivable	—	14,791	—
Purchase of oil and gas subsidiary	—	(10,808)	—
Proceeds from sale of mineral rights	—	23,288	—
Net cash provided by (used in) investing activities	(823)	2,630	(679)

Cash flows from financing activities
Proceeds from notes payable	58	—	—
Proceeds from common stock issuance	—	2,856	—
Debt incurred in connection with acquisition	—	1,026	—
Payments on debt	(6)	(6,921)	—
Net cash provided by (used in) financing activities	52	(3,039)	—

Cash flows from discontinued operations
Cash (used in) operating activities	—	—	(222)
Net cash provided by (used in) discontinued operations	—	—	(222)

Net increase (decrease) in cashand cash equivalents	(35)	18	(152)
Cash and cash equivalents at beginning of year	190	172	324

Cash and cash equivalents at end of year	$155	$190	$172

The accompanying notes are an integral part of these statements

New Concept Energy Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED
(amounts in thousands)

	Year ended December 31,
	2009	2008	2007
Supplemental information on cash flows is as follows:

Interest paid	—	—	—

Non-cash investing and financing activities:
Acquisition of leases for mineral rights	—	—	(6,848)
Notes payable for acquisition of mineral rights	—	—	6,848

The accompanying notes are an integral part of this statement.

New Concept Energy Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Series B Preferred stock		Series J Preferred stock		Series J Preferred Stock Contra Equity		Common Stock		Additional paid in	Accum- ulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2007	1	$1	—	—	—	—	987	$10	$55,992	$(53,924)	$2,079
Net Income										62	62
Balance at December 31, 2007	1	1	—	—	—	—	987	10	55,992	(53,862)	2,141
Exercised stock option							10		5		5
Issue of stock							950	10	2,840		2,850
Net Income										15,495	15,495
Balance at December 31, 2008	1	1	—	—	—	—	1,947	20	58,838	(38,367)	20,492
Net Income										(2,210)	(2,210)
Balance at December 31, 2009	1	$1	—	—	—	—	1,947	$20	$58,838	$(40,577)	$18,282

The accompanying notes are an integral part of this statement.

New Concept Energy Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

Certain balances for 2007 and 2008 have been reclassified to conform to the 2009 presentation.

NOTE A – BUSINESS DESCRIPTION AND PRESENTATION

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

The second agreement was in the amount of $600,000 and requires the Company should make payments equal to 100% of the available cash flow from the acquired entities.  The entire obligation is required to be paid within five years.  Available cash flow is to be determined by NCE based upon Mountaineer State Energy’s actual as well as projected cash needs.  NCE anticipates that almost all of this obligation will be used to repay a portion of the reimbursable administrative costs.

The third agreement was in the amount of $1,000,000 and state the Company should make payments in the amount of 75% of available funds from the operation of the business under terms similar to the note above.  However, the payments do not begin until the second agreement is fully funded.  The agreement further provides that it be paid within seven years.

The Company has evaluated the above notes and after factoring the administrative cost reimbursement, imputing a 10% interest rate, and accreting interest since acquisition, has valued the above obligations at $1,198,000 at December 31, 2009.

In 2002, the Internal Revenue Service (“IRS”) commenced an audit of the CESI and its related companies.  This audit was halted in its early stages during which time the Justice Department began a review and subsequent prosecution of certain individual owners and related individuals of CESI.  It is unknown as to whether, at this point, the IRS will choose to renew its audit of the Company for any years prior to our acquisition of CESI.  The bankruptcy plan provides that the IRS has two years from the approval of the plan of reorganization to complete an audit should it choose to do so.  The bankruptcy code provides certain limitations as to how far back the IRS can go in determining any claims against CESI.  We believe that should the IRS complete an audit for the years legally available for a claim the IRS would find no material adjustments.  Further, should the IRS be successful in any claims against CESI, any payments made by the Company would reduce future payments due the previous owners, per the terms of the acquisition.

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

Depreciation and Amortization

Depreciation is provided for in amounts sufficient to relate the cost of property and equipment to operations over their estimated service lives, ranging from 3 to 40 years.  Depreciation is computed by the straight-line method.  Depreciation and amortization expense, included in operations expenses, was $83,000, $60,000, and $48,000 for 2009, 2008, and 2007 respectively.

Depletion of Mineral Rights

The Company recorded depletion of mineral rights of $298,000 in 2009 and $112,000 in 2008.  No such costs were incurred in 2007.

Segments

The company operates two primary business segments; oil and gas operations and retirement facilities.  Segment data is provided in “NOTE N” to these consolidated financial statements.

Major Purchaser

The Company has one primary purchaser of its oil natural gas, which in 2009 comprised 89 percent of total sales.  While there is an available market for crude oil and natural gas production, we cannot be assured that the loss of this purchaser would not have a material impact on the Company.

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

Depreciation, depletion and amortization (“DD&A”) of producing properties is computed on the unit-of-production method based on estimated proved oil and gas reserves.  While total DD&A expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in timing of when DD&A expense is recognized.  Downward revisions of proved reserves result in an acceleration of DD&A expense, while upward revisions tend to lower the rate of DD&A expense recognition.

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

Full cost ceiling test

We review, on an annual basis, the carrying value of our oil and gas property against the present value of net reserves as computed by independent third-party petroleum engineers.  The result of this ceiling test results in a non-cash impairment charge in the event that the carrying value of the asset exceeds the present value of future net reserves.

As of December 31, 2009, the ceiling test computation resulted in the carrying costs of our unamortized proved oil and natural gas properties, net of deferred taxes, exceeding the December 31, 2009 present value of future net revenues by approximately $1.7 million.  Accordingly, a non-cash impairment charge of $1.7 million was recognized for the year ended December 31, 2009.

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

Revenue recognition and gas imbalances

We use the sales method of accounting for oil and natural gas revenues.  Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers.  Gas imbalances at December 31, 2009 were not significant.  New Concept also follows the sales method of accounting for natural gas production imbalances and would recognize a liability if the existing proved reserves were not adequate to cover an imbalance.

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

Real Estate Held for Sale

Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale.  If a reduction in a held for sale property’s carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings.  Subsequent revisions, either upward or downward, to a held for sale property’s estimated fair value less costs of sale are recorded as an adjustment to the property’s carrying amount, but not in excess of the property’s carrying amount when originally classified as held for sale.  A corresponding charge against or credit to earnings is recognized.  Properties held for sale are not depreciated.

Asset Retirement Obligation

The Company records an asset retirement obligation liability on the consolidated balance sheets and capitalizes a portion of the cost in “Oil and natural gas properties” during the period in which the obligation is incurred.  The asset retirement obligation is further described in Note Q.

Recent Accounting Pronouncements

FASB Accounting Standards Codification.  The company presents its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project.  The FASB Accounting Standards Codification (“ASC”) became effective for the Company’s financial statements issued subsequent to June 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Fair Value Measurements and Disclosures (ASU 2009-05).  ASU 2009-05 amends Subtopic 820-10, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of liabilities.  ASU 2009-05 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available.  ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009.  The Company adopted the provisions of ASU 2009-05 for the period ended December 31, 2009.  There was no impact on the Company’s operating results, financial position or cash flows.

In June 2009, the FASB issued ASU No. 2009-01, Generally Accepted Accounting Principles (ASU 2009-01). ASU 2009-01 establishes “The FASB Accounting Standards Codification,” or Codification, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of ASU 2009-01 for the period ended September 30, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 for the period ended June 30, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 825-10-65) to change the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods. The Company adopted ASC 825-10 65 in the second quarter of 2009. There was no impact on the Company’s operating results, financial position or cash flows; however additional disclosures were added to the accompanying notes to the consolidated financial statements for the Company’s fair value of financial instruments.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (ASC 320-10-65), to expand other-than-temporary impairment guidance for debt securities to enhance the application of the guidance and improve the presentation and disclosure of other-than temporary impairments on debt and equity securities within the financial statements. The adoption of ASC 320-10-65 in the second quarter of 2009 did not have a significant impact on the Company’s operating results, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (ASC 820-10-65) to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. In addition, ASC 820-10-65 includes guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of ASC 820-10-65 in the second quarter of 2009 did not have a significant impact on the Company’s operating results, financial position or cash flows.

In December 2008, the SEC issued Release No. 33-8995, Modernization of Oil and Gas Reporting (ASC 2010-3), which amends the oil and gas disclosures for oil and gas producers contained in Regulations S-K and S-X, as well as adding a section to Regulation S-K (Subpart 1200) to codify the revised disclosure requirements in Securities Act Industry Guide 2, which is being eliminated.  The goal of Release No. 33-8995 is to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. Energy companies affected by Release No. 33-8995 are now required to price proved oil and gas reserves using the unweighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. SEC Release No. 33-8995 is effective beginning for financial statements for fiscal years ending on or after December 31, 2009. The impact on the Company’s operating results, financial position and cash flows has been recorded in the financial statements; additional disclosures were added to the accompanying notes to the consolidated financial statements for the Company’s supplemental oil and gas disclosure. See Note P – Supplementary Financial Information on Oil and Natural Gas Exploration, Development and Production Activities for more details.

In January 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-03 Oil and Gas Estimations and Disclosures (ASU 2010-03). This update aligns the current oil and natural gas reserve estimation and disclosure requirements of the Extractive Industries Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the SEC final rule ASC 2010-3, as discussed above, ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil- and natural gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or natural gas, amends the definition of proved oil and natural gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and natural gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The Company adopted ASU 2010-03 effective December 31, 2009. See Note P – Supplementary Financial Information on Oil and Natural Gas Exploration, Development and Production Activities for more details.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (ASC 815-10-65). ASC 815-10-65 requires entities that utilize derivative contracts to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. ASC 815-10-65 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of ASC 815 have been applied, and the impact that hedges have on an entity’s operating results, financial position or cash flows. The Company adopted ASC 815-10-65 on January 1, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (ASC 805), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (ASC 810-10-65). ASC 805 and ASC 810-10-65 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests within the financial statements. ASC 805 provides additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. ASC 810-65 changes the accounting and reporting for minority interests, which are re-characterized as non-controlling interests, and classified as a component of equity. The Company adopted ASC 805 and ASC 810-10-65 on January 1, 2009. There was no impact on the Company’s operating results, financial position or cash flows; however if the Company enters into future business combinations, certain transaction related expenses may be recorded within the Company’s operating results which could reduce its current period net income or increase its net loss. Additionally, valuation of certain assets may be different than under the old accounting standards.

Effective January 1, 2009, the Company adopted FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (ASC 820-10-55). ASC 820-10-55 delayed the effective date of ASC 820 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of ASC 820-10-55 did not have a significant impact on the Company’s operating results, financial position or cash flows. See Note Q “Asset Retirement Obligation” for more details.

In June 2008, the FASB issued Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (ASC 260). ASC 260 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities. The adoption of ASC 260 on January 1, 2009 did not have a significant impact on the Company’s operating results, financial position or cash flows.

NOTE C – SHORT TERM NOTES RECEIVABLE – RELATED PARTY

In July 2006, the Company made an unsecured $1.4 million loan to Eurenergy Resources Corporation (“Eurenergy”), a related party.  The loan had an annual interest rate of 8% with principal and interest payable within 30 days after demand, and if not sooner demanded, on July 17, 2007.  Effective July 17, 2007 the existing accrued interest was added to the principal balance, which increased the principal balance to $1,487,160, and the maturity date was extended to July 17, 2009.  All other terms of the note remained the same.  At May 21, 2009, the balance due including accrued interest totaled $1,798,456.

In June of 2008, the Company entered into a letter of credit agreement with Eurenergy.  The terms of the agreement call for interest at the prime rate plus two percent.  At May 21, 2009, the balance of the note and accrued interest was $2,172,441.

On November 20, 2007, the Company made a $630,000 loan to Prime Income Asset Management, Inc. (“PIAMI”).  In 2008, the Company made additional net advances on the loan totaling approximately $6.3 million.  The initial loan and the additional advances have been combined into a new loan with interest at the prime rate plus two percent.

On May 21, 2009, PIAMI acquired both Eurenergy notes receivable at face value plus accrued interest totaling $3,970,897.

Effective May 21, 2009 the Company and PIAMI entered into a new note combing all of the above loans into one note.  The loan calls for interest at the prime rate plus 2% with principal and interest payable within 30 days after demand, and if not sooner demanded, on January 31, 2013.

At December 31, 2009, the balance due including accrued interest on the note receivable from PIAMI was $11.1 million.

In November 2007, the Company entered into an agreement with Eurenergy to provide accounting and administrative services at $15,000 per month.  As of December 31, 2009, Eurenergy owes the Company $156,900 for such services.  In June 2009, the agreement with Eurenergy expired.  As of December 31, 2009, the amount receivable from Eurenergy has been fully reserved.  The Company entered into a similar agreement with Energy Advisors, LLC in July 2009.  As of December 31, 2009, Energy Advisors owes the Company $90,000 for accounting and administrative services.

NOTE D – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values at December 31, 2009 and 2007:

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

NOTE E – NOTES PAYABLE

LONG TERM DEBT

Long-term debt is comprised of the following (in thousands):

	2009	2008
Notes payable from the acquisition of Mountaineer State Energy, Inc.	$1,198	$1,026
Asset retirement obligation	2,450	2,334
Other long-term liabilities	326	394
	$3,974	$3,754

Aggregate annual principal maturities of long-term debt at December 31, 2009 are as follows (in thousands):

2009	$—
2010	—
2011	—
2012	—
2013	—
Thereafter	3,974

$3,974

NOTE F – OPERATING LEASES

The Company leases a retirement community under an operating lease in which the basic term expires December 31, 2011, with options to renew for two consecutive five-year periods.  The Company also has operating leases for equipment and office space.  The leases generally provide that the Company pay property taxes, insurance and maintenance.

Future minimum payments following December 31, 2009 are as follows (in thousands):

2010	$965
2011	983

$1,948

Lease expense in 2009, 2008 and 2007 was $958,000, $954,000 and $845,000, respectively.

NOTE G - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Year ended December 31,
	2009	2008	2007
Basic Earnings Per Share:
Numerator:
Net income from continuing operations	$(2,210)	$14,444	$689
Net (loss) from discontinued operations	—	—	(627)

Denominator:
Weighted average shares outstanding	1,737	1,737	987

Basic earnings per share from continuing operations	(1.27)	8.32	0.70
Basic earnings per share from discontinued operations	$—	$—	$(0.64)

NOTE H – INCOME TAXES

At December 31, 2009, the Company had net operating loss carry forwards of approximately $6.8 million, which expire between 2012 and 2024.

Tax computed at the federal statutory rate of 34% (in thousands):

	Year ended
	December 31,
	2009	2008
Federal income tax expense (benefit) at the statutory rate	$(751)	$5,987
Utilization of net operating loss carryforwards	—	(5,406)
Change in deferred tax asset valuation allowance
attributable to continuing operations	751	(250)

Federal income tax expense	$—	$331

NOTE I – STOCKHOLDERS’ EQUITY

Outstanding Preferred Stock

Preferred stock consists of the following (amounts in thousands):
	Year Ended
	December 31,
	2009	2008

Series B convertible preferred stock, $10 par value, liquidation value of $100, authorized 100 shares, issued and outstanding one share	1	1

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

NOTE J – GAIN (LOSS) ON SALE OF ASSETS

Acquisition and Sale of Leases for Mineral Interests

On November 21, 2007, a wholly owned subsidiary of New Concept entered into an agreement with Source Rock Energy of Arkansas, LLC, a Nevada limited liability company (“SRA”), a related party, to acquire 1,712 net acres of mineral leasehold interests in four separate sections of land in the Fayetteville Shale area of Arkansas in exchange for the issuance of a promissory note.  Through such arrangement, the subsidiary also acquired two separate options to acquire additional leasehold acreage through August 15, 2008.  The Company and its subsidiary intend to, subject to the availability of funds, develop such acreage through drilling of one or more exploratory wells on the property acquired.  The acquisition price was $4,000 per net acre payable on December 31, 2010 with interest at 9.5% per annum.  The two separate options to acquire additional acreage cover leasehold interests on 1,815 net acres and 583 net acres in the same county in Arkansas at the same price of $4,000 per net acre.  On May 6, 2008, the company exercised its options to acquire the additional acreage.  Immediately subsequent to the exercise of the options, the company sold the leasehold interest to an independent third party purchaser for $8,000 per acre.  The Company recorded a gain of $16.4 million in the second quarter of 2008 as a result of the sale.

Disposition of Gainesville Outlet Mall

Effective December 31, 2007, the Company transferred all its ownership in the Gainesville Outlet Mall and approximately 40 acres of undeveloped land.  The mall, which the Company acquired in 2003, has incurred both cash and accounting losses for the past several years.  The Company recorded an impairment loss of $314,000 in the quarter ended March 31, 2007.  Subsequent to March 31, 2007, the Company did not fund any cash shortfalls incurred by the mall.

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

NOTE K – OTHER INCOME (EXPENSE)

Other income (expense) consists of the following: (amounts in thousands)

	Year ended December 31,
	2009	2008	2007
Recovery of previously written off note receivable	$—	$274	$—
Other	68	190	142

	$68	$464	$142

NOTE L – DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

During 2007, the Company transferred ownership of the Gainesville Outlet Mall to an unrelated third party.  During 2007, the Company incurred operating expenses related to the mall of approximately $101,000 as well as a loss on sale of assets of approximately $526,000.  These losses have been reflected as discontinued operations in 2007.

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

NOTE N – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

	Oil and Gas	Retirement
2009	Operations	Facility	Corporate	Total

Operating revenue	$1,241	$2,857	$—	$4,098

Operating expenses	1,340	2,270	1,023	4,633
Depreciation and amortization	27	57	—	84
Depletion	298	—	—	298
Accretion of asset retirement obligation	117	—	—	117
Impairment of oil and gas properties	1,695	—	—	1,695
Total operating expenses	3,477	2,327	1,023	6,827
Interest expense	(123)	—	—	(123)
Other income	30	—	38	68
Interest income	—	—	574	574
Segment operating income	$(2,329)	$530	$(411)	$(2,210)

Assets	$13,103	$12,108	$—	$25,121

	Oil and Gas	Retirement
2008	Operations	Facility	Corporate	Total

Operating revenue	$672	$2,888	$—	$3,560

Operating expenses	380	2,150	1,001	3,531
Depreciation and amortization	4	55	—	59
Depletion	112	—	—	112
Total operating expenses	496	2,205	1,001	3,702
Interest expense	(40)	—	(230)	(270)
Other income	—	—	464	464
Interest income	—	—	785	785
Gain on land sales	16,432	—	—	16,432
Segment operating income	$16,568	$683	$18	$17,269

Assets	$12,158	$11,900	$—	$24,058

Property Sales
Sales price	$32,868	$—	$—	$32,868
Cost of sale	16,432	—	—	16,432

Gain on sale	$16,432	$—	$—	$32,868

NOTE O - QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2009 and 2008.  Amounts shown are in thousands except per share amounts.

	First	Second	Third	Fourth
Year ended December 31, 2009	Quarter	Quarter	Quarter	Quarter

Revenue	$1,068	$1,049	$970	$1,011
Operating (expense)	(965)	(992)	(864)	(1,288)
Corporate general and administrative expense	(262)	(235)	(169)	(357)
Impairment of natural gas and oil properties	—	—	—	(1,695)
Other income (expense) net	182	94	112	131
Provision for income taxes	—	—	—	—
Gain on sale of mineral rights	—	—	—	—
Net income (loss) from continuing operations	23	(84)	49	(2,198)
Income (loss) allocable to common shareholders	23	(84)	49	(2,198)
Income (loss) per common share – basic	$0.01	$(.04)	$0.03	$(1.27)

Year ended December 31, 2008

Revenue	$704	$699	$858	$1,299
Operating (expense)	(551)	(550)	(652)	(948)
Corporate general and administrative expense	(261)	(264)	(108)	(368)
Impairment of natural gas and oil properties	—	—	—	—
Other income (expense) net	164	276	524	15
Provision for income taxes	—	(1,626)	—	(148)
Net income (loss) from continuing operations	—	16,432	—	—
Gain (loss) from discontinued operations	56	14,967	622	(150)
Income (loss) allocable to common shareholders	56	14,967	622	(150)
Income (loss) per common share – basic and diluted	$0.04	$7.73	$0.25	$(0.08)

NOTE P - SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

The Company’s net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:

	2009
	Thousands of cubic feet of natural gas	Thousands of barrels of crude oil
Proved developed and undeveloped reserves —
January 1, 2009	7,397	37
Purchase of oil and natural gas properties in place	-	-
Discoveries and extensions	-	-
Revisions	400	(14)
Sales of oil and gas properties in place		-
Production	(236)	(4)
End of year	7,561	19
Proved developed reserves at beginning of year	2,703	37
Proved developed reserves at end of year	2,867	19

	2008
	Thousands of cubic feet of natural gas	Thousands of barrels of crude oil
Proved developed and undeveloped reserves —
September 15, 2008 (pre-acquisition)	8,047	44
Purchase of oil and natural gas properties in place	-	-
Discoveries and extensions	-	-
Revisions	(567)	-
Sales of oil and gas properties in place	-	-
Production	(83)	(7)
End of year	7,397	37
Proved developed reserves at acquisition	4,752	44
Proved developed reserves at end of year	2,703	37

The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved oil and natural gas reserves as of year-end is shown below:

2009
Future cash inflows	$49,250
Future oil and natural gas operating expenses	9,318
Future development costs	13,589
Future income tax expenses	184
Future net cash flows	26,159
Less 10% annual discount for estimating timing of cash flows	14,787
Standard measure of discounted future net cash flows	$11,372

2008
Future cash inflows	$66,539
Future oil and natural gas operating expenses	14,599
Future development costs	15,368
Future income tax expenses	419
Future net cash flows	36,153
Less 10% annual discount for estimating timing of cash flows	18,705
Standard measure of discounted future net cash flows	$17,808

NOTE Q – ASSET RETIREMENT OBLIGATION

The Company records an asset retirement obligation (ARO) when the total depth of a drilled well is reached and the Company can reasonably estimate the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon costs.  The Company records the ARO liability on the consolidated balance sheets and capitalizes a portion of the cost in “Oil and natural gas properties” during the period in which the obligation is incurred.  In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date and adjusted for the Company’s credit risk.  This amount is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the Company.  After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds.  The additional capitalized costs are depreciated on a unit-of-production basis or straight-line basis.

(in thousands)	2009	2008
Asset retirement obligation, January 1	$2,334	$-
Acquisition of oil and gas properties	-	2,334
Revisions in the estimated cash flows	-	-
Liability incurred upon acquiring and drilling wells	-	-
Liability settled upon plugging and abandoning wells	-	-
Accretion of discount expense	116	-
Asset retirement obligation, December 31	$2,450	$2,334