Form 10-Q
period 2010-03-31
New Concept Energy, Inc.
filed 2010-05-17
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2010
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO

Commission File Number 000-08187
NEW CONCEPT ENERGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-2399477
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1800 Valley View Lane Suite 300 Dallas, Texas
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,935 shares
(Class)	(Outstanding at May 14, 2010)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Period ended March 31, 2010

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31,	December 31,
	2010	2009
Assets

Current assets:

Cash and cash equivalents	$123	$155
Accounts receivable from oil and gas sales	201	203
Note and interest receivable – related party	9,920	11,206
Other current assets	550	567

Total current assets	10,794	12,131

Oil and natural gas properties (full cost accounting method):

Proved developed and undeveloped oil and gas properties, net of depletion	11,350	11,372

Property and equipment, net of depreciation:

Land, buildings and equipment - oil and gas operations	1,330	1,337
Other	152	149

Total property and equipment	1,482	1,486

Other assets	162	132

Total assets	$23,788	$25,121

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(amounts in thousands, except share amounts)

	March 31, 2010	December 31, 2009
Liabilities and stockholders’ equity

Current liabilities:

Accounts payable – trade	$200	$154
Accrued expenses (including $661 and $638 to related parties in 2010 and 2009	1,352	2,711

Total current liabilities	1,552	2,865

Long-term debt:
Notes payable	1,226	1,198
Asset retirement obligation	2,480	2,450
Other long-term liabilities	288	326

Total liabilities	5,546	6,839

Stockholders’ equity:
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,939 shares
at December 31, 2009 and 2008	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(40,617)	(40,577)

	18,242	18,282

Total liabilities & equity	$23,788	$25,121

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the three months ended
	March 31,
	2010	2009

Revenue
Oil and gas operations, net of royalties	$270	$394
Real estate operations	703	674
	973	1,068

Operating expenses
Oil and gas operations	356	386
Real estate operations	325	340
Lease expense	239	239
Corporate general and administrative	199	262
Accretion of asset retirement obligation	30	—
	1,149	1,227

Operating earnings (loss)	(176)	(159)

Other income (expense)
Interest income	139	181
Interest expense	(31)	(30)
Gain on sale of assets, net	10	—
Other income, net	18	31
	136	182

Net income (loss) from continuing operations	(40)	23

Net income (loss) applicable to common shares	$(40)	$23

Net income (loss) per common share – basic
and diluted	$(0.02)	$0.01

Weighted average common and equivalent shares outstanding – basic	1,947	1947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the three months ended March 31,
	2010	2009

Cash flows from operating activities
Net income	$(40)	$23
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	21	20
Depletion of minerals	65	65
Accretion of asset retirement obligation	30	—
Changes in operating assets and liabilities
Other current and non-current assets	(161)	(78)
Accounts payable and other liabilities	104	(14)
Net cash provided by (used) in operating activities	19	16

Cash flows from investing activities
Purchase of property and equipment, net	(17)	(20)
Investment in oil and gas properties	(44)	—
Proceeds from land	10	—
Net cash provided by (used in) investing activities	(51)	(20)

Cash flows from financing activities
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash and cash equivalents	(32)	(4)
Cash and cash equivalents at beginning of year	155	190

Cash and cash equivalents at end of year	$123	$186

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of New Concept Energy, Inc. and its majority-owned subsidiaries (collectively, “NCE” or the “Company”).  All significant intercompany transactions and accounts have been eliminated.  Certain 2009 balances have been reclassified to conform to the 2010 presentation.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2010.

NOTE B: NATURE OF OPERATIONS

The Company operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia through its wholly owned subsidiaries Mountaineer State Energy, LLC and Mountaineer State Operations, LLC.

The Company also leases and operates a retirement community in King City Oregon, with a capacity of 114 residents.

NOTE C: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We consider accounting policies related to our estimates of depreciation amortization and depletion, segments, oil and gas properties, oil and gas reserves, gas gathering assets, office and field equipment, revenue recognition and gas imbalances, leases, revenue recognition for real estate operations, impairment, and sales of real estate as significant accounting policies.  The policies include significant estimates made by management using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used.  These policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE D: SHORT TERM NOTES RECEIVABLE – RELATED PARTY

On March 31, 2010, the Company had a loan receivable plus accrued interest of $9,785,000 from Prime Income Asset Management, Inc. (“PIAMI”) a related party.  The loan bears interest at the prime rate plus two percent and is due within 30 days following a demand by the Company.  If no demand is made the note will become due on January 31, 2013.

In July 2009, the Company entered into an agreement with Energy Advisors, LLC, a related party, to provide accounting and administrative services at $15,000 per month.  As of March 31, 2010, Energy Advisors, LLC, owes the Company $135,000 for accounting and administrative services.

    NOTE E: – CONTINGENCIES

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

NOTE F: – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

	Oil and Gas	Retirement
Three months ended March 31, 2010	Operations	Facility	Corporate	Total

Operating revenue	$270	$703	$—	$973

Operating expenses	284	315	199	798
Depreciation and amortization	7	10	—	17
Depletion	65	—	—	65
Lease expense	—	211	28	239
Accretion of retirement obligation	30	—	—	30
Total operating expenses	386	536	227	1,149
Interest expense	(31)	—	—	(31)
Other income	—	—	28	28
Interest income	—	—	139	139
Segment operating income	(147)	167	(60)	(40)
Total assets:	$13,127	$293	$10,318	$23,738

	Oil and Gas	Retirement
Three months ended March 31, 2009	Operations	Facility	Corporate	Total

Operating revenue	$394	$674	$—	$1,068

Operating expenses	316	331	262	909
Depreciation and amortization	5	9	—	14
Depletion	65	—	—	65
Lease expense	—	211	28	239

Total operating expenses	386	551	290	1,227
Interest expense	(30)	—	—	(30)
Other income	—	—	31	31
Interest income	—	—	181	181
Segment operating income	(22)	123	(78)	23
Total assets:	$15,323	$423	$9,375	$25,121

NOTE G: – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06).  This update provides amendments to Subtopic 820-10 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements.  In addition, this update amends Subtopic 820-10 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements).  The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010.  The adoption of ASU 2010-06 did not impact the Company’s operating results, financial position or cash flows, but did impact the Company’s disclosures on fair value measurements.  See Note 5, “Fair Value Measurements.”

In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09).  This update amends Subtopic 855-10 and gives a definition to SEC filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements.  This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period.  ASU 2010-09 becomes effective upon issuance of the final update.  The Company adopted the provisions of ASU 2010-09 for the period ended March 31, 2010.

In April 2010, the FASB issued ASU No. 2010-12, Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (ASU 2010-12).  This update clarifies questions surrounding the accounting implications of the different signing dates of the Health Care and Education Reconciliation Act (signed March 30, 2010) and the Patient Protection and Affordable Care Act (signed March 23, 2010).  ASU 2010-12 states that the FASB and the Office of the Chief Accountant at the SEC would not be opposed to view the two Acts together for accounting purposes.  The Company is currently assessing the impact, if any, the adoption of ASU 2010-12 will have on the Company’s disclosures, operating results, financial position and cash flows.

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

Oil and Gas Property Accounting

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and natural gas properties when incurred. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depletion exceed the discounted future net revenues of proved oil and natural gas reserves net of deferred taxes, such excess capitalized costs are charged to expense. Beginning December 31, 2009, full cost companies use the unweighted arithmetic average first day of the month price for oil and natural gas for the 12-month period preceding the calculation date to calculate the future net revenues of proved reserves. Prior to December 31, 2009, companies used the price in effect at the calculation date and had the option, under certain circumstances, to elect to use subsequent commodity prices if they increased after the calculation date.

The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

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

Depreciation, depletion and amortization (“DD&A”) of producing properties are computed on the unit-of-production method based on estimated proved oil and gas reserves.  While total DD&A expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in timing of when DD&A expense is recognized.  Downward revisions of proved reserves result in an acceleration of DD&A expense, while upward revisions tend to lower the rate of DD&A expense recognition.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At March 31, 2010, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At March 31, 2010, the Company had current assets of $10.8 million and current liabilities of $1.6 million.

Cash and cash equivalents at March 31, 2010 were $123,000 as compared to $155,000 at December 31, 2009.

Net cash provided by operating activities was $19,000 for the three months ended March 31, 2010.  During the three-month period, the Company had a net loss of $60,000.

Net cash used in investing activities was $51,000 for the three months ended March 31, 2010, consisting of the purchase of equipment and other capitalized drilling costs at the Company’s oil and gas production facility.

Results of Operations

The Company reported a net loss of $40,000 for the three months ended March 31, 2010, as compared to net income of $23,000 for the comparable period of 2009.

For the three months ended March 31, 2010, the Company recorded oil and gas revenues of $270,000 as compared to $394,000 for the comparable period of 2009.  The decrease in oil & gas revenue was due entirely to lower prices in 2010.

During the same periods in 2010, the Company recorded revenues of $703,000 for the three months ended March 31, 2010 from its retirement property compared to $674,000 for the comparable periods in 2009.  The principal reason for the increase was addition fees collected in 2010.

For the three months ended March 31, 2010, the Company recorded oil and gas operating expenses of $356,000 as compared to $386,000 for the comparable period of 2009.  The decrease was due to a decrease in payroll costs.

During the same periods in 2010, operating expenses and lease expense at the retirement property were $536,000 as compared to $551,000 for the comparable periods in 2009.

For the three months ended March 31, 2010, corporate general & administrative expenses were $199,000 as compared to $262,000 for the comparable periods in 2009.  The decrease is primarily due to decreased payroll costs.

For the three months ended March 31, 2010, interest income was $139,000 as compared to $181,000 for the comparable periods in 2009.  The decrease is primarily due to decreases in the prime lending rate and the decreased receivable on which interest is computed over the comparable periods.

The Company recorded interest expense for the three months ended March 31, 2010, of $31,000 as compared to $30,000 for the comparable periods in 2009.

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

     Item 4T.  CONTROLS AND PROCEDURES

(a)           As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer per the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)           There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010, which have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II:  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Exhibit Designation	Exhibit Description

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

New Concept Energy, Inc.

Date: May 17, 2010	By:	/s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer