Form 10-Q
period 2010-06-30
New Concept Energy, Inc.
filed 2010-08-16
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,935 shares
(Class)	(Outstanding at August 14, 2010)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Period ended June 30, 2010

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

NEW CONCEPT ENERGY ENERGY, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
	June 30, 2010	December 31, 2009

Assets

Current assets
Cash and cash equivalents	$102	$155
Accounts receivable from oil and gas sales	247	203
Note and interest receivable – related party	10,035	11,206
Other current assets	201	567
Total current assets	10,585	12,131

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	11,374	11,372

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	1,323	1,337
Other	159	149
Total property and equipment	1,482	1,486

Other assets	214	132

Total assets	$23,655	$25,121

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(amounts in thousands, except share amounts)

	June 30, 2010	December 31, 2009

Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade	$204	$154
Accrued expenses (including $661 and $638 to related parties in 2010 and 2009)	1,444	2,711
Total current liabilities	1,648	2,865

Long-term debt
Notes payable	1,253	1,198
Asset retirement obligation	2,510	2,450
Other long-term liabilities	277	326
Total liabilities	5,688	6,839

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,939 shares
at December 31, 2009 and 2008	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(40,892)	(40,577)

	17,967	18,282

Total liabilities & equity	$23,655	$25,121

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(amounts in thousands, except per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2010	2009	2010	2009
Revenue
Oil and gas operations, net of royalties	$331	$287	$601	$681
Real estate operations	751	762	1,454	1,436
	1,082	1,049	2,055	2,117

Operating expenses
Oil and gas operations	316	371	672	757
Real estate operations	368	383	693	723
Lease expense	234	238	473	477
Corporate general and administrative	124	235	323	497
Accretion of asset retirement obligation	30	-	60	-
	1,072	1,227	2,221	2,454
Operating earnings (loss)	10	(178)	(166)	(337)

Other income (expense)
Interest income	114	113	253	294
Interest expense	(31)	(31)	(62)	(61)
Gain on sale of assets, net	-	-	10	-
Other income (expense), net	(368)	12	(350)	43
Expense	(285)	94	(149)	276

Net income (loss) applicable to common shares	$(275)	$(84)	$(315)	$(61)

Net income (loss) per common share-basic and diluted	$(0.12)	$(0.04)	$(0.16)	$(0.03)

Weighted average common and equivalent shares outstanding - basic	1947	1947	1947	1947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
	For the Six Months Ended
	June 30,
	2010	2009
	(unaudited)

Cash flows from operating activities
Net income	$(315)	$(61)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	165	172
Accretion of asset retirement obligation	60	-
Changes in operating assets and liabilities
Interest receivable	(254)	(104)
Other current and non-current assets	239	(40)
Accounts payable and other liabilities	(1,265)	30
Interest payable	55	59
Net cash provided by (used) in operating activities	(1,315)	56

Cash flows from investing activities
Investment in oil and gas properties	(133)	(183)
Fixed asset additions	(31)	(58)
Net cash provided by (used in) investing activities	(164)	(241)

Cash flows from financing activities
Repayment of loans to affiliates	1,426	58
Net cash provided by (used in) financing activities	1,426	58

Net increase (decrease) in cash and cash equivalents	(53)	(127)
Cash and cash equivalents at beginning of year	155	190

Cash and cash equivalents at end of year	$102	$63

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009.  Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2010.

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

NOTE D: SHORT TERM NOTES RECEIVABLE – RELATED PARTY

On June 30, 2010, the Company had a loan receivable plus accrued interest of $10,035,000 from Prime Income Asset Management, Inc. (“PIAMI”) a related party.  The loan bears interest at the prime rate plus two percent and is due within 30 days following a demand by the Company.  If no demand is made the note will become due on January 31, 2013.

In July 2009, the Company entered into an agreement with Energy Advisors, LLC, a related party, to provide accounting and administrative services at $15,000 per month.  As of June 30, 2010, Energy Advisors, LLC, owes the Company $180,000 for accounting and administrative services.

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

NOTE F: – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Six months ended June 30, 2010	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$601	$1,454	$-	$2,055

Operating expenses	561	1,156	279	1,996
Depreciation, Depletion and Amortization	146	19	-	165
Accretion of Asset Retirement Obligation	60	-	-	60
Total Operating Expenses	767	1,175	279	2,221
Interest expense	(62)	-	-	(62)
Other income	-	-	(340)	(340)
Interest income	-	-	253	253
Segment operating income	(228)	279	(366)	(315)

Six months ended June 30, 2009	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$681	$1,436	$-	$2,117

Operating expenses	614	1,406	263	2,283
Depreciation, Depletion and Amortization	14	27	-	41
Accretion of Asset Retirement Obligation	130	-	-	130
Total Operating Expenses	758	1,433	263	2,454
Interest expense	(61)	-	-	(61)
Other income	12	-	31	43
Interest income	-	-	294	294
Segment operating income	(126)	3	62	(61)

NOTE G: – NEWLY ISSUED ACCOUNTING STANDARDS

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted.  We do not believe that any such guidance will have a material effect on our financial position or results or operation.

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

Oil and Gas Property Accounting

The Company uses the full cost method of accounting for its investment in oil and natural gas properties.  Under this method of accounting, all costs of acquisition, exploration and development of oil and natural gas properties (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and natural gas properties when incurred.  To the extent capitalized costs of oil and natural gas properties, less accumulated depletion and related deferred taxes exceed the sum of the discounted future net revenues of proved oil and natural gas reserves, the lower cost or estimated value of unimproved properties, the cost of properties not being amortized, and the related tax amounts, such excess capitalized costs are charged to expense.  Beginning December 31, 2009, full cost companies use the unweighted arithmetic average first day of the month price for oil and natural gas for the 12-month period preceding the calculation date to calculate the future net revenues of proved reserves.  Prior to December 31, 2009, companies used the price in effect at the calculation date and had the option, under certain circumstances, to elect to use subsequent commodity prices if they increased after the calculation date.

The Company assesses its oil and gas properties, by cost center, on a quarterly basis for possible impairment or reduction in value.  The Company assesses properties on an individual basis or as a group if properties are individually insignificant.  The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment of unimproved properties not subject to amortization, the associated costs incurred to date for such properties are then included in unproved properties subject to amortization.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At June 30, 2010, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At June 30, 2010, the Company had current assets of $10.6 million and current liabilities of $1.6 million.

Cash and cash equivalents at June 30, 2010 were $102,000 as compared to $155,000 at December 31, 2009.

Net cash used by operating activities was $1,315,000 for the six months ended June 30, 2010.  During the six-month period, the Company had a net loss of $315,000.  In 2010 the Company reduced its obligation for income taxes by $1,550,000.

Net cash used in investing activities was $164,000 for the six months ended June 30, 2010, consisting of the purchase of equipment and other capitalized drilling costs at the Company’s oil and gas production facility.

Net cash provided in financing activities was $1,426,000 for the six months ended June 30, 2010, consisting of repayment of loans from an affiliated entity. The principal use of the repayment of the loans was to reduce the Company’s income tax obligation.

Results of Operations

The Company reported a net loss of $275,000 and $315,000 for the three and six months ended June 30, 2010, as compared to a net loss of $84,000 and $61,000 for the comparable periods of 2009.

For the three and six months ended June 30, 2010, the Company recorded oil and gas revenues of $331,000 and $601,000 as compared to $287,000 and $681,000 for the comparable period of 2009.  The changes in oil & gas revenue was due changes in the price of oil and gas in the marketplace.

 For the three and six months ended June 30, 2010, the Company recorded revenues of $751,000 and $1,454,000 for the three and six months ended June 30, 2010 from its retirement property compared to $762,000 and $1,436,000 for the comparable periods in 2009.

For the three and six months ended June 30, 2010, the Company recorded oil and gas operating expenses of $316,000 and $672,000 as compared to $371,000 and $757,000 for the comparable period of 2009.  The decrease was due to a decrease in payroll costs.

For the three and six months ended June 30, 2010, operating expenses and lease expense at the retirement property were $368,000 and $693,000 as compared to $383,000 and $723,000 for the comparable periods in 2009.

For the three and six months ended June 30, 2010, corporate general & administrative expenses were $124,000 and $323,000 as compared to $235,000 and $497,000 for the comparable periods in 2009.  The decrease is primarily due to decreased payroll costs.

For the three and six months ended June 30, 2010, interest income was $114,000 and $253,000 as compared to $113,000 and $294,000 for the comparable periods in 2009.  The decrease is primarily due to decreased receivable on which interest is computed over the comparable periods.

For the three and six months ended June 30, 2010 interest expense for the three and six months ended June 30, 2010, of $31,000 and $62,000 as compared to $31,000 and $61,000 for the comparable periods in 2009.

The Company recorded an other expense of $350,000 for the six months ended June 30, 2010. In 2009 the Company was considering an association with an oil & gas company in South Texas that was operating under Chapter 11 of the bankruptcy code. During 2009 we invested $350,000 in the South Texas company through both a loan and other costs. In 2010 the bankruptcy court converted the bankruptcy filing to chapter 7 and ordered the liquidation of the South Texas company. It is unlikely our company will recover any of its investment.

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

(b)           There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010, which have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

New Concept Energy, Inc.

Date: August 12, 2010	By:	/s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer