Form 10-Q
period 2010-09-30
New Concept Energy, Inc.
filed 2010-11-12
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,935 shares
(Class)	(Outstanding at November 12, 2010)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Period ended September 30, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY ENERGY, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
	September 30, 2010	December 31, 2009

Assets

Current assets
Cash and cash equivalents	$134	$155
Accounts receivable from oil and gas sales	244	203
Note and interest receivable – related party	10,217	11,206
Other current assets	88	567
Total current assets	10,683	12,131

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	11,353	11,372

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	1,316	1,337
Other	152	149
Total property and equipment	1,468	1,486

Other assets	173	132

Total assets	$23,677	$25,121

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(amounts in thousands, except share amounts)

	September 30, 2010	December 31, 2009

Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade	$176	$154
Accrued expenses (including $690 and $524 to related parties in 2010 and 2009)	1,283	2,711
Total current liabilities	1,459	2,865

Long-term debt
Notes payable	1,281	1,198
Asset retirement obligation	2,540	2,450
Other long-term liabilities	243	326
Total liabilities	5,523	6,839

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at December 31, 2009 and 2008	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(40,705)	(40,577)

	18,154	18,282

Total liabilities & equity	$23,677	$25,121

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
(amounts in thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2010	2009	2010	2009
Revenue
Oil and gas operations, net of royalties	$349	$285	$950	$966
Real estate operations	763	685	2,217	2,121
	1,112	970	3,167	3,087

Operating expenses
Oil and gas operations	320	329	992	1,086
Real estate operations	330	293	1,023	1,016
Lease expense	211	242	684	719
Corporate general and administrative	124	169	447	666
Accretion of asset retirement obligation	30	-	90	-
	1,015	1,033	3,236	3,487
Operating earnings (loss)	97	(63)	(69)	(400)

Other income (expense)
Interest income	122	138	375	432
Interest expense	(31)	(31)	(93)	(92)
Gain on sale of assets, net	-	-	10	-
Other income (expense), net	-	5	(350)	48
Income/(Expense)	91	112	(58)	388

Net income (loss) applicable to common shares	$188	$49	$(127)	$(12)

Net income (loss) per common share-basic and diluted	$0.10	$0.03	$(0.07)	$(0.01)

Weighted average common and equivalent shares outstanding - basic	1,947	1,947	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
	For the Nine Months Ended
	September 30,
	2010	2009
	(unaudited)

Cash flows from operating activities
Net income	$(127)	$(12)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	262	281
Accretion of asset retirement obligation	90	-
Changes in operating assets and liabilities		-
Interest receivable	(375)	(260)
Other current and non-current assets	262	(44)
Accounts payable and other liabilities	(1,438)	537
Interest payable	91	87
Net cash provided by (used) in operating activities	(1,235)	589

Cash flows from investing activities
Investment in oil and gas properties	(191)	(327)
Fixed asset additions	(34)	(121)
Net cash provided by (used in) investing activities	(225)	(448)

Cash flows from financing activities
Loans to affiliates	-	(278)
Repayment of loans to affiliates	1,499	58
Payment on notes payable	(60)	-
Net cash provided by (used in) financing activities	1,439	(220)

Net increase (decrease) in cash and cash equivalents	(21)	(79)
Cash and cash equivalents at beginning of year	155	190

Cash and cash equivalents at end of year	$134	$111

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009.  Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2010.

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

NOTE D: SHORT TERM NOTES RECEIVABLE – RELATED PARTY

On September 30, 2010, the Company had a loan receivable plus accrued interest of $10,217,000 from Prime Income Asset Management, Inc. (“PIAMI”) a related party.  The loan bears interest at the prime rate plus two percent and is due within 30 days following a demand by the Company.  If no demand is made the note will become due on January 31, 2013.

In July 2009, the Company entered into an agreement with Energy Advisors, LLC, a related party, to provide accounting and administrative services at $15,000 per month.  As of September 30, 2010, Energy Advisors, LLC, owes the Company $225,000 for accounting and administrative services.

NOTE E: – CONTINGENCIES

Chesapeake Exploration Limited Partnership and Chesapeake Operating, Inc. (“Chesapeake”)

In January 2006, the Company entered into a joint operating agreement evidencing its acquisition of a 5% interest in two gas wells being drilled and ultimately operated by Chesapeake.  The Company relied on the cost projections provided by Chesapeake to make its investment decision.  Subsequent to its investment, the Company received an invoice from Chesapeake for $556,217 which, according to Chesapeake, represents the Company’s 5% share of additional costs incurred by Chesapeake in drilling the wells.  The Company believes that these additional costs far exceed any reasonable expense that should have been incurred in drilling the two wells and were incurred without notifying the Company of such expenses.  The Company has requested an accounting of the additional expenses and a reconciliation of the final costs to the cost estimates previously presented.  In April 2007, Chesapeake filed a lawsuit against the Company and others in State District Court in Tarrant County, Texas. The lawsuit is scheduled for trial in November 2010.

Other

The Company has been named as a defendant in other lawsuits in the ordinary course of business.  Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

NOTE F: – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Nine months ended September 30, 2010	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$950	$2,217	$-	$3,167

Operating expenses	759	1,678	447	2,884
Depreciation, Depletion and Amortization	233	29	-	262
Accretion of Asset Retirement Obligation	90	-	-	90
Total Operating Expenses	1,082	1,707	447	3,236
Interest expense	93	-	-	93
Other income	-	-	(340)	(340)
Interest income	-	-	375	375
Segment operating income	$(225)	$510	$(412)	$(127)

Nine months ended September 30, 2009	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$966	$2,121	$-	$3,087

Operating expenses	846	1,996	363	3,205
Depreciation, Depletion and Amortization	20	42	-	62
Accretion of Asset Retirement Obligation	220	-	-	220
Total Operating Expenses	1,086	2,038	363	3,487
Interest expense	92	-	-	92
Other income	10	-	38	48
Interest income	-	-	432	432
Segment operating income	$(18)	$83	$107	$172

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At September 30, 2010, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At September 30, 2010, the Company had current assets of $10.6 million and current liabilities of $1.5 million.

Cash and cash equivalents at September 30, 2010 were $134,000 as compared to $155,000 at December 31, 2009.

Net cash used by operating activities was $1,235,000 for the nine months ended September 30, 2010.  During the nine-month period, the Company had a net loss of $127,000.  In 2010, the Company reduced its obligation for income taxes by $1,550,000.

Net cash used in investing activities was $225,000 for the nine months ended September 30, 2010, consisting of the purchase of equipment and other capitalized drilling costs at the Company’s oil and gas production facility.

Net cash provided in financing activities was $1,439,000 for the nine months ended September 30, 2010, consisting of repayment of loans from an affiliated entity. The principal use of the repayment of the loans was to reduce the Company’s income tax obligation.

Results of Operations

The Company reported a net gain of $188,000 and a loss of $127,000 for the three and nine months ended September 30, 2010, as compared to a net gain of $49,000 and a loss of $12,000 for the comparable periods of 2009.

For the three and nine months ended September 30, 2010, the Company recorded oil and gas revenues of $349,000 and $950,000 as compared to $285,000 and $966,000 for the comparable period of 2009.  The changes in oil & gas revenue was due changes in the price of oil and gas in the marketplace.

For the three and nine months ended September 30, 2010, the Company recorded revenues of $763,000 and $2,217,000 for the three and nine months ended September 30, 2010 from its retirement property compared to $685,000 and $2,121,000 for the comparable periods in 2009.  The increase was a rise in the occupancy rate of the properties from prior periods.

For the three and nine months ended September 30, 2010, the Company recorded oil and gas operating expenses of $320,000 and $992,000 as compared to $329,000 and $1,086,000 for the comparable period of 2009.  The decrease was due to a decrease in payroll costs overall during the year.

For the three and nine months ended September 30, 2010, operating expenses and lease expense at the retirement property were $330,000 and $1,023,000 as compared to $293,000 and $1,016,000 for the comparable periods in 2009.

For the three and nine months ended September 30, 2010, corporate general & administrative expenses were $124,000 and $447,000 as compared to $169,000 and $666,000 for the comparable periods in 2009.  The decrease is primarily due to decreased payroll costs and administrative overhead.

For the three and nine months ended September 30, 2010, interest income was $122,000 and $375,000 as compared to $138,000 and $432,000 for the comparable periods in 2009.  The decrease is due to a reduction in the receivable on which interest is computed over the comparable periods.

For the three and nine months ended September 30, 2010 interest expense for the three and nine months ended September 30, 2010, of $31,000 and $93,000 as compared to $31,000 and $92,000 for the comparable periods in 2009.

The Company recorded other expense of $350,000 for the nine months ended September 30, 2010.  In 2009, the Company was considering an association with an oil & gas company in South Texas that was operating under Chapter 11 of the bankruptcy code. During 2009, we invested $350,000 in the South Texas company through both a loan and other costs. In 2010, the bankruptcy court converted the bankruptcy filing to chapter 7 and ordered the liquidation of the South Texas company. It is unlikely our company will recover any of its investment.

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

Item 4T.  CONTROLS AND PROCEDURES

(a)           Based on an evaluation by our management (with the participation of our Principal Executive Officer and Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

(b)           There has been no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

New Concept Energy, Inc.

Date: November 12, 2010	By:	/s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer