Form 10-K/A
period 2009-12-31
New Concept Energy, Inc.
filed 2010-11-17
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission File Number 000-08187
NEW CONCEPT ENERGY, INC.
(Exact name of registrant as specified in its charter)
Nevada		75-2399477
(State or other jurisdiction of Incorporation or organization)		(IRS Employer Identification Number)
1800 Valley View Lane,Suite 300 Dallas, Texas
(Address of principal executive offices)
75234
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files) Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [  ]  No [X]

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
DOCUMENTS INCORPORATED BY REFERENCE
NONE

AMENDMENT #1 FOR ANNUAL REPORT ON 10-K FOR
NEW CONCEPT ENERGY, INC.

The undersigned registrant hereby amends the following items, exhibits, or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as set forth below in the substituted pages attached hereto which replace the same numbered pages in the original filing.

•	Page 3, Item 1 – Business – “Oil and Gas Operations” added second and third paragraphs

•	Page 8, Item 2 – “Oil and Gas” added disclosures pertaining to Reserves Estimation, Development Plan, Proved Reserves, Well Statistics and Acreage Statistics

•	Page 15, Item 7 – “Oil and Gas Property Accounting” revised Disclosure

•
Page 42, Note A – “Business Description and Presentation” - Acquisition of Carl E. Smith Companies - Added Disclosure pertaining to the purchase price paid and opening balance sheet for the acquisition of Carl E. Smith etal

•	Page 46, Note B – “Full Cost Accounting” - Summary of Significant Accounting Policies - revised disclosure for full cost accounting

•	Page 60-62, Note P – “Supplemental Financial Information on Oil and Natural Gas Exploration, Development and Production Activities (unaudited)” added tables

•	“Exhibit 23.2” - Added Consent of Independent Petroleum Consultant

•	“Exhibit 31.1” - Rule 13a-14(e) Certification by Principal Executive Officer and Chief Financial Officer

•	“Exhibit 32.1” – Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

•	“Exhibit 99.1” - Reserve Study letter dated March 23, 2010 prepared by Lee Keeling and Associates, Inc. – added report

•	“Exhibit 99.2” – Letter from Lee Keeling and Associates, Inc. dated March 11, 2010 amending report letter of December 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2010	New Concept Energy, Inc.

By: /s/ Gene S. Bertcher
Gene S. Bertcher
Principal Executive Officer,
President and Chief Financial Officer

NEW CONCEPT ENERGY, INC.
Index to Annual Report on Form 10-K
Fiscal year ended December 31, 2009

Forward-Looking Statements	- 3 -

PART I	- 3 -

Item 1. Business	- 3 -
Item 1A. Risk Factors	- 7 -
Item 1B. Unresolved Staff Comments	- 8 -
Item 2. Properties	- 8 -
Item 3. Legal Proceedings	-11-
Item 4. Submission of Matters to a Vote of Security Holders	- 11 -

PART II	- 12 -

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	- 12 -
Item 6. Selected Financial Data	- 13 -
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation	- 14 -
Item 7a: Quantitative And Qualitative Disclosures About Market Risk	- 18 -
Item 8. Financial Statements and Supplementary Data	- 18 -
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	- 18 -
Item 9A(T). Controls and Procedures	- 18 -
Item 9B. Other Information	- 19-

PART III	- 20 -

Item 10. Directors, Executive Officers and Corporate Governance	- 20 -
Item 11. Executive Compensation	- 24 -
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	- 25 -
Item 13. Certain Relationships and Related Transactions and Director Independence	- 27 -
Item 14. Principal Accounting Fees and Services	- 28 -

PART IV	- 30 -

Item 15. Exhibits and Financial Statement Schedules	- 30 -
SIGNATURES	- 33 -
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	- 34 -

Forward-Looking Statements

Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  The words “estimate”, “plan”, “intend”, “expect”, “anticipate”, “believe” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference.  New Concept Energy, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved.  Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described under Item 1A. Risk Factors beginning on page -7-.
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

Oil and Gas Operations

In September 2008, the Company completed the acquisition of certain entities, mineral interests and related assets through its wholly owned subsidiaries Mountaineer State Energy, Inc. and Mountaineer State Operations, LLC.  The Company now operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia.  The assets acquired included 114 producing gas wells, 101 non-producing wells and related equipment and mineral leases.

At December 31, 2009, 122 wells are producing.  The Company engaged the firm of independent oil and gas engineers Lee Keeling & Associates, Inc. to estimate the net oil and gas reserves.  On the basis of their study, the estimate of the present value of future net revenues were estimated to be $11.4 million at December 31, 2009.

The wells in West Virginia and Ohio were drilled prior to acquisition.  The majority of wells are located on leased property under mineral rights contracts.  While some wells were drilled in the 1960’s, the majority were drilled in the 1970’s and 1980’s.  The acquisition was contemplated with the intention of re-working existing wells in different geological formations using modern technologies, and then drilling new wells in strategic locations.

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

Estimates of total, proved net oil or gas reserves

Reserve Rule Changes:  During 2009, the SEC issued its final rule on the modernization of oil and gas reporting (the "Reserve Ruling") and the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2010-03 ("ASU 2010-03") "Extractive Industries – Oil and Gas," which aligns the estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932 with the Reserve Ruling.  The Reserve Ruling and ASU 2010-03 are effective for Annual Reports on Form 10-K for fiscal years ending on or after December 31, 2009.  The key provisions of the Reserve Ruling and ASU 2010-03 are as follows:

•
Expanding the definition of oil and gas-producing activities to include the extraction of saleable hydrocarbons, in the solid, liquid or gaseous state, from oil sands, coalbeds or other nonrenewable natural resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction;

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

According to our independent reserve engineering firm, Lee Keeling & Associates, Inc., as of December 31, 2009, our Proved Reserves were approximately 7.6 million Mcf of natural gas.  Of the total Proved Reserves, approximately 38% were Proved Developed Reserves.  As of December 31, 2009, the related PV-10 of our Proved Reserves was approximately $11.4 million.  During the year ended December 31, 2009, we produced approximately 236,000 Mcf of natural gas.

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

Oil and Gas

Reserve Estimation

The Company’s producing properties have been in production for over 20 years.  Because individual well production volumes were not available, composite production decline curves were constructed for each of the five counties in which these wells are located.  All five composite decline curves exhibit well-established production decline trends.  After reviewing all available information, it was determined that the most reliable method of estimating the Proved Developed Producing Reserves was by extrapolation of the existing production decline trends to the economic limit of production.

Proved Undeveloped Reserves were estimated by analogy to currently producing wells in the various areas producing from the same formations.

The Company’s reserve reports are prepared by independent petroleum engineers.  The process used to control the information provided to the independent petroleum engineers includes an initial compilation of production data by experienced senior management personal in the Company’s field office.  This data is independently reviewed by appropriate personal in the Company’s corporate office prior to being submitted to the independent petroleum engineer.  The submitted data is ultimately compared to the final reserve report and then agreed to the financial statement disclosures prepared by the Company.

The Company uses the petroleum engineering firm of Lee Keeling and Associates, Inc. to prepare its reserve estimates and future net revenues from its oil and gas properties.  The work is performed by a registered professional engineer who is a member of the Society of Petroleum Engineers with over 40 years of experience in the oil and gas industry.

Development plan

In September 2008, the Company through its acquisition of Carl E. Smith, Inc. acquired 20,000 acres of mineral rights in Ohio and West Virginia.  The 20,000 acres are both surrounded and interspersed of hundreds of existing wells of which 114 producing wells were owned by Carl E. Smith, Inc. and other non-related owners owed the rest of such wells.  The entire area has pipelines in place and decades of information regarding reserves.

In connection with the acquisition, the Company formulated a development plan to rework existing wells, to improve production using modern technology (both in proved developed and proved undeveloped reserves), and to drill new wells (in proved undeveloped reserves).  The Company’s independent petroleum engineer prepared reserve studies as of the acquisition date, December 31, 2008 and 2009 based upon existing production from the Company’s and other wells in the area and the Company’s plan for drilling in the undeveloped reserves portion of the acreage.  The Company’s plan is to use the current knowledge of the area and new technologies available to both rework its existing wells and drill new wells.  The new wells will be drilled in areas currently designated as proved undeveloped.  The Company intended to begin implementing its drilling program immediately.

During the year ending December 31, 2009, the Company increased the number of operating wells from 114 to 122, but due to the economy, was behind on its original time table for drilling new wells.  In early 2010, the Company revised its development plan and committed additional resources to drilling new wells.

Proved Reserves

The following table presents our estimated proved reserves as of December 31, 2009.  These estimates correspond with the method used in presenting the “Supplemental Information on Oil and Gas Operations” in Note P to our consolidated financial statements included in this report.

	Gas	Oil
	(MBBLS)	(MMCF)
Proved Reserves
U.S. Onshore
Developed Producing	2,467	19
Developed Non-Producing	400	-
Undeveloped	4,694	-

Total Proved Reserves	7,561	19

The following table presents the changes in our total proved undeveloped reserves.

	Gas	Oil
	(MBBLS)	(MMCF)
Proved undeveloped reserves as of December 31, 2007	-	-
Purchases of reserves in place	4,694	-
Conversion to proved developed reserves	-	-

Proved undeveloped reserves as of December 31, 2008	4,694	-
Conversion to proved developed reserves	-	-

Proved undeveloped reserves as of December 31, 2009	4,694	-

Well Statistics

The following table sets forth our wells (all natural gas) as of December 31, 2009.

	Acres
	Gross (1)	Net (2)
U.S. Onshore
Producing	122	122
Non-Producing	93	93

Total wells	215	215

(1)  Gross wells are the sum of all wells in which we own an interest.
(2)  Net wells are gross wells multiplied by our fractional working interests on the well.

Acreage Statistics

The following table sets forth our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2009.

	Acres
	Gross (1)	Net (2)
U. S Onshore
Developed	19,375	19,375
Undeveloped	-	-

Total Acreage	19,375	19,375

(1) Gross acres are the sum of all acres in which we own an interest.
(2) Net acres are gross acres multiplied by our fractional working interests on the acreage.

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

The full cost method requires the Company to calculate quarterly, by cost center, a “ceiling,” or limitation on the amount of properties that can be capitalized on the balance sheet.  To the extent capitalized costs of oil and natural gas properties, less accumulated depletion and related deferred taxes exceed the sum of the discounted future net revenues of proved oil and natural gas reserves, the lower of cost or estimated fair value of unproved properties subject to amortization, the cost of properties not being amortized, and the related tax amounts, such excess capitalized costs are charged to expense.  Beginning December 31, 2009, full cost companies use the unweighted arithmetic average first day of the month price for oil and natural gas for the 12-month period preceding the calculation date to calculate the future net revenues of proved reserves.  Prior to December 31, 2009, companies used the price in effect at the calculation date and had the option, under certain circumstances, to elect to use subsequent commodity prices if they increased after the calculation date.

At December 31, 2009, the Company’s net book value of oil and natural gas properties exceeded the ceiling amount based on the unweighted arithmetic average of the first day of each month for the 12-month period ended December 31, 2009.  As a result, the Company recorded a full cost ceiling adjustment before income taxes of approximately $1.7 million.

The Company assesses any unproved oil and gas properties on an annual basis for possible impairment or reduction in value.  The Company assesses properties on an individual basis or as a group if properties are individually insignificant.  The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment of unproved properties not subject to amortization, the associated costs incurred to date for such properties are then included in unproved properties subject to amortization.

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

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation by our management (with the participation of our Principal Executive Officer and Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

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
1800 Valley View Lane, Suite 300
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

SUMMARY COMPENSATION TABLE

Change in
						Non-	Pension
						Equity	Value and
Name						Incentive	Nonqualified	All
and						Plan	Deferred	Other
Principal				Stock	Option	Compen-	Compensation	Compen-
Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total

Gene S. Bertcher (1) Chairman, President & Chief Financial Officer	2009	$ 197,000							$ 197,000
	2008	$ 197,000							$ 197,000
	2007	$ 186,000							$ 186,000

Doug Wight, President(2)	2008	$ 67,000							$ 67,000

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

(4)
Consists of 500 shares of common stock.  Officers and Directors of TacCo Financial, Inc. (“TFI”) are J.T. Tackett, Director, Chairman and CEO; Wayne Starr, Director, President and Treasurer and Craig E. Landess, Secretary.  TFI’s stock is owned by Electrical Networks, Inc. (75%) and Starr Investments (25%).

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	FINANCIAL STATEMENTS: The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

	Reports of Swalm & Associates, P.C. & Farmer Fuqua & Huff, P.C.34

	Consolidated Balance Sheets	36

	Consolidated Statement of Operations	38

	Consolidated Statements of Cash Flows	39

	Consolidated Statement of Changes in Stockholders’ Equity	41

	Notes to Consolidated Financial Statements	42

(2)
FINANCIAL STATEMENT SCHEDULES:  Other financial statement schedules have been omitted because the information required to be set forth therein is not applicable, is immaterial or is shown in the consolidated financial statements or notes thereto.

(2)	EXHIBITS

The following documents are filed as exhibits (or are incorporated by reference as indicated) into this Report:

Exhibit Designation	Exhibit Description
3.1	Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)

3.2	Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.5 to Registrant’s Form 8-K dated April 1, 1993)

3.3	Restated Articles of Incorporation of Greenbriar Corporation (incorporated by reference to Exhibit 3.1.1 to Registrant’s Form 10-K dated December 31, 1995)

3.4	Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit to Registrant’s PRES 14-C dated February 27, 1996)

3.5	Certificate of Decrease in Authorized and Issued Shares effective November 30, 2001 (incorporated by reference to Exhibit 2.1.7 to Registrant’s Form 10-K dated December 31, 2002)

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

NEW CONCEPT ENERGY, INC.

November 17, 2010	by:	/s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene S. Bertcher Gene S. Bertcher	Chairman, President, Principal Executive Officer, Chief Financial Officer and Director	November 17, 2010
/s/ Roz Campisi Beadle Roz Campisi Beadle	Director	November 17, 2010
/s/ James Huffstickler James Huffstickler	Director	November 17, 2010
/s/ Dan Locklear Dan Locklear	Director	November 17, 2010
/s/ Victor L. Lund Victor L. Lund	Director	November 17, 2010

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

New Concept Energy Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year ended December 31,
	2009	2008		2007
Cash flows from operating activities
Net income	$(2,210)	$15,495		$62
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	61	59		47
Depletion of minerals	298	112		—
Impairment of natural gas and oil properties	1,695	—		—
Accretion of asset retirement obligation	117	—		—
Write-off of affiliate receivable	157	—		—
Net loss from discontinued operations	—	—		101
Gain) loss on sale of discontinued operations	—	—		526
(Gain) loss on sale of assets	—15,835	(16,432	)15,835	—
Change in deferred tax asset	—	250		241
Changes in operating assets and liabilities
Other current and non-current assets	(153)	(873)		(44)
Accounts payable and other liabilities	771	1,816		(184)
Net cash provided by (used) in operating activities	736	427		749

Cash flows from investing activities
Funding of notes receivable	(372)	(23,287)		(630)
Investment mineral rights	(344)	—		—
Purchase of property and equipment, net	(107)	(1,354)		(49)
Net repayment of notes receivable	—	14,791		—
Purchase of oil and gas subsidiary	—	(10,808)		—
Proceeds from sale of mineral rights	—	23,288		—
Net cash provided by (used in) investing activities	(823)	2,630		(679)

Cash flows from financing activities
Proceeds from notes payable	58	—		—
Proceeds from common stock issuance	—	2,856		—
Debt incurred in connection with acquisition	—	1,026		—
Payments on debt	(6)	(6,921)		—
Net cash provided by (used in) financing activities	52	(3,039)		—

Cash flows from discontinued operations
Cash (used in) operating activities	—	—		(222)
Net cash provided by (used in) discontinued operations	—	—		(222)

Net increase (decrease) in cash and cash equivalents	(35)	18		(152)
Cash and cash equivalents at beginning of year	190	172		324

Cash and cash equivalents at end of year	$155	$190		$172

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

New Concept Energy Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Series B Preferred stock		Series J Preferred stock		Series J Preferred Stock Contra Equity		Common Stock		Additional paid in	Accum- ulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2007	1	$11	—	$—	—	$—	987	$10	$55,992	$(53,924)	$2,079
Net Income										62	62
Balance at December 31, 2007	1	1	—	—	—	—	987	10	55,992	(53,862)	2,141
Exercised stock option							10		5		5
Issue of stock							950	10	2,840		2,850
Net Income										15,495	15,495
Balance at December 31, 2008	1	1	—	—	—	—	1,947	20	58,838	(38,367)	20,492
Net Income										(2,210)	(2,210)
Balance at December 31, 2009	1	$11	—	$—	—	$—	1,947	$20	$58,838	$(40,577)	$18,282

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

The purchase price of $13,850,000 was paid in cash as follows.

The computation of the purchase price is:

Cash paid to all sellers	$7,300
Cash paid to creditors	5,000
Cash paid in fees and bankruptcy related costs	1,550
Total cash cost	$13,850

The details of the purchase price allocation are as follows:

Carl E. Smith etal
Opening Balance Sheet
September 1, 2008
(000’s omitted)

Assets

Cash	$1,586
A/R Receivable	482
Oil & Gas Properties	13,134
Property and Equipment	1,363
Other Assets	807

Total Assets	$17,372

Liabilities & Shareholder’s Equity

Accounts Payable	$162
Long Term Debt	1,026
Asst Retirement Obligation	2,334
Equity	13,850

Total Liabilities & Shareholders Equity	$17,372

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

Oil and Gas Reserves

Our proved oil and gas reserves are estimated by independent petroleum engineers.  Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof, including evaluations and extrapolations of well flow rates and reservoir pressure.  Estimates by different engineers often vary, sometimes significantly.  In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates.  Because proved reserves are required to be estimated using recent prices of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices.

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

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission.  Such assumptions include using recent oil and gas prices and year-end costs for estimated future development and production expenditures.  Discounted future net cash flows are calculated using a 10% rate.  Changes in any of these assumptions could have a significant impact on the standardized measure.  Accordingly, the standardized measure does not represent management’s estimated current market value of proved reserves.

Full cost accounting

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

The full cost method requires the Company to calculate quarterly, by cost center, a “ceiling,” or limitation on the amount of properties that can be capitalized on the balance sheet.  To the extent capitalized costs of oil and natural gas properties, less accumulated depletion and related deferred taxes exceed the sum of the discounted future net revenues of proved oil and natural gas reserves, the lower of cost or estimated fair value of unproved properties subject to amortization, the cost of properties not being amortized, and the related tax amounts, such excess capitalized costs are charged to expense.  Beginning December 31, 2009, full cost companies use the unweighted arithmetic average first day of the month price for oil and natural gas for the 12-month period preceding the calculation date to calculate the future net revenues of proved reserves.  Prior to December 31, 2009, companies used the price in effect at the calculation date and had the option, under certain circumstances, to elect to use subsequent commodity prices if they increased after the calculation date.

At December 31, 2009, the Company’s net book value of oil and natural gas properties exceeded the ceiling amount based on the unweighted arithmetic average of the first day of each month for the 12-month period ended December 31, 2009.  As a result, the Company recorded a full cost ceiling adjustment before income taxes of approximately $1.7 million.

The Company assesses any unproved oil and gas properties on an annual basis for possible impairment or reduction in value.  The Company assesses properties on an individual basis or as a group if properties are individually insignificant.  The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment of unproved properties not subject to amortization, the associated costs incurred to date for such properties are then included in unproved properties subject to amortization.

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

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 825-10-65) to change the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods. The Company adopted ASC 825-10-65 in the second quarter of 2009. There was no impact on the Company’s operating results, financial position or cash flows; however additional disclosures were added to the accompanying notes to the consolidated financial statements for the Company’s fair value of financial instruments.

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

$1,948

Lease expense in 2009, 2008 and 2007 was $958,000, $954,000 and $845,000, respectively.

NOTE G - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Year ended December 31,
	2009	2008	2007
Basic Earnings Per Share:
Numerator:
Net income from continuing operations	$(2,210)	$14,444	$689
Net (loss) from discontinued operations	—	—	(627)

Denominator:
Weighted average shares outstanding	1,737	1,737	987

Basic earnings per share from continuing operations	(1.27)	8.32	$0.70
Basic earnings per share from discontinued operations	$—	$—	(0.64)

NOTE H – INCOME TAXES

At December 31, 2009, the Company had net operating loss carry forwards of approximately $6.8 million, which expire between 2012 and 2024.

Tax computed at the federal statutory rate of 34% (in thousands):
	Year ended
	December 31,
	2009	2008
Federal income tax expense (benefit) at the statutory rate	$(751)	$5,987
Utilization of net operating loss carryforwards	—	(5,406
Change in deferred tax asset valuation allowance
attributable to continuing operations	751	(250

Federal income tax expense	$—	$331

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

NOTE P - SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

The Company’s net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:

	2009
	Gas (MMCF)	Oil (MBBLS)
Proved developed and undeveloped reserves —
January 1, 2009	7,397	37
Purchase of oil and natural gas properties in place	-	-
Discoveries and extensions	-	-
Revisions	400	(14)
Sales of oil and gas properties in place		-
Production	(236)	(4)
End of year	7,561	19
Proved developed reserves at beginning of year	2,703	37
Proved developed reserves at end of year	2,867	19

	2008
	Gas (MMCF)	Oil (MBBLS)
Proved developed and undeveloped reserves —
September 15, 2008 (pre-acquisition)	-	-
Purchase of oil and natural gas properties in place	6,080	44
Discoveries and extensions	-	-
Revisions	-	-
Sales of oil and gas properties in place	-	-
Production	(83)	(7)
End of year	7,397	37
Proved developed reserves at acquisition	2,786	44
Proved developed reserves at end of year	2,703	37

The following table presents the changes in our total proved undeveloped reserves.

	Gas	Oil
	(MMCF)	(MBBLS)
Proved undeveloped reserves as of December 31, 2007	-	-
Purchase of reserves	4,694	-
Conversion to proved developed reserves	-	-

Proved undeveloped reserves as of December 31, 2008	4,694	-
Conversion to proved developed reserves	-	-

Proved undeveloped reserves as of December 31, 2009	4,694	-

The following table reflects the capitalized costs relating to oil and gas producing activities.

	2009	2008
Property acquisition costs:
Proved properties (2009 reflects an adjustment to the
2008 acquisition costs)	$11,782	$13,134
Unproved properties	-	-
Accumulated depreciation, depletion and amortization
and valuation allowance	(410)	(112)

Net capitalized costs	$11,372	$13,022

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities.

	2009	2008
Property acquisition costs:
Proved properties	$-	$13,134
Unproved properties	-	-
Exploration costs	-	-
Development costs	-	-

Total cost incurred	$-	$13,134

The following table reflects revenues and expenses directly associated with our oil and gas producing activities, including general and administrative expenses directly related to such producing activities.  They do not include any allocation of interest costs or general corporate overhead and, therefore, are not necessarily indicative of the contribution to net earnings of our oil and gas operations.  Income tax expense has been calculated by applying statutory income tax rates to oil and gas sales after deducting costs, including depreciation, depletion and amortization and after giving effect to permanent differences.

	2009	2008
Oil and gas sales	$1,241	$672
Production expenses	(1,190)	(370)
Exploration expenses	-	-
Taxes other than income taxes	(10)	(10)
Depreciation, depletion and amortization	(442)	(116)
Impairment of oil and gas properties	(1,695)	-
General and administrative expenses	(140)	(40)
Income tax benefit (expense)	-	-

Results of operations	$(2,236)	$136

The following table reflects the standardized measure of future net cash flows related to our proved reserves.

	2009	2008
Future oil and gas cash inflows	$49,250	$66,539
Future oil and gas operating expenses	(9,318)	(14,599)
Future development costs	(13,589)	(15,368)
Future income tax expense	(184)	(419)
Future net cash flows	26,159	36,153
10% discount to reflect timing of cash flows	(14,372)	(18,705)

Standardized measure of discounted future net cash flows	$11,372	$17,808

The following table reflects the principal changes in the standardized measure of discounted future net cash flows attributable to our proved reserves.

	2009	2008
Beginning balance	$17,808	$-
Oil and gas sales, net of production costs	(51)	-
Purchase of reserves, net of future development costs	-	17,808
Net changes in prices and production costs	(6,385)	-
Extensions and discoveries, net of future development costs	-	-
Revisions of quantity estimates	-	-
Other changes	-	-

Ending balance	$11,372	$17,808

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