Form 10-K
period 2010-12-31
New Concept Energy, Inc.
filed 2011-03-31
CIK 105744

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission File Number 000-08187
NEW CONCEPT ENERGY, INC.
(Exact name of registrant as specified in its charter)
Nevada	75-2399477
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)
1800 Valley View Lane, Suite 300 Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number including area code	(972) 407-8400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:                                                                                                None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [ X ]No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes [  ]   No [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the American Stock Exchange as of June 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $1,658,356 based upon a total of 461,946shares held as of June 30, 2010 by persons believed to be non-affiliates of the Registrant.  The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.
As of March 30, 2011, there were 1,946,935 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
NONE

NEW CONCEPT ENERGY, INC.
Index to Annual Report on Form 10-K
Fiscal year ended December 31, 2010

Forward-Looking Statements	- 3 -

PART I	- 3 -

Item 1. Business	- 3 -
Item 1A. Risk Factors	- 7 -
Item 1B. Unresolved Staff Comments	- 8 -
Item 2. Properties	- 8 -
Item 3. Legal Proceedings	-11 -
Item 4. Submission of Matters to a Vote of Security Holders	- 11 -

PART II	- 12 -

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	- 12 -
Item 6. Selected Financial Data	- 13 -
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation	- 14 -
Item 7a: Quantitative And Qualitative Disclosures About Market Risk	- 18 -
Item 8. Financial Statements and Supplementary Data	- 18 -
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	- 18 -
Item 9A(T). Controls and Procedures	- 18 -
Item 9B. Other Information	- 19 -

PART III	- 20 -

Item 10. Directors, Executive Officers and Corporate Governance	- 20 -
Item 11. Executive Compensation	- 24 -
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	- 25 -
Item 13. Certain Relationships and Related Transactions and Director Independence	- 26 -
Item 14. Principal Accounting Fees and Services	- 28 -

PART IV	- 30 -

Item 15. Exhibits and Financial Statement Schedules	- 30 -

SIGNATURES	- 33 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	- 34 -

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

At December 31, 2010, 121 wells are producing.  The Company engaged the firm of independent oil and gas engineers Lee Keeling & Associates, Inc. to estimate the net oil and gas reserves.  On the basis of their study, the estimates of the present value of future net revenues were estimated to be $11.9 million at December 31, 2010.

With the exception of one well that was drilled in the current year the wells in West Virginia and Ohio were drilled prior to acquisition.  The majority of wells are located on leased property under mineral rights contracts.  While some wells were drilled in the 1960’s, the majority were drilled in the 1970’s and 1980’s.  The acquisition was contemplated with the intention of re-working existing wells in different geological formations using modern technologies, and then drilling new wells in strategic locations.

In addition to the wells and mineral leases, the acquisition included a complex covering approximately 41 acres of land with 8,000 square feet of office and storage buildings and equipment in excess of the needs of the gas operation and approximately $1.5 million in cash.  As of December 31, 2010, the company sold the horse barn and undeveloped land while one piece of heavy equipment remains unsold.

Estimates of total, proved net oil or gas reserves

Reserve Rule Changes:  During 2009, the SEC issued its final rule on the modernization of oil and gas reporting (the "Reserve Ruling") and the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2010-03 ("ASU 2010-03") "Extractive Industries – Oil and Gas," which aligns the estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932 with the Reserve Ruling.  The Reserve Ruling and ASU 2010-03 are effective for Annual Reports on Form 10-K for fiscal years ending on or after December 31, 2009.  The key provisions of the Reserve Ruling and ASU 2010-03 are as follows:

•
Expanding the definition of oil and gas-producing activities to include the extraction of saleable hydrocarbons, in the solid, liquid or gaseous state, from oil sands, coal beds or other nonrenewable natural resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction;

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

According to our independent reserve engineering firm, Lee Keeling & Associates, Inc. as of December 31, 2010, our Proved Reserves in Ohio and West Virginia were approximately 7.97 million Mcf of natural gas and 71 thousand Bbls of oil.  Of the total Proved Reserves, approximately 37% were Proved Developed Reserves.  As of December 31, 2010, the related PV-10 of our Proved Reserves was approximately $11.9 million from Ohio & West Virginia.  Additionally the company has other Proved Reserves of approximately $491 thousand for a company total of $12.5 million.  During the year ended December 31, 2010, we produced approximately 192,000 Mcf of natural gas and 1,855 Bbls of oil.

Additional Oil and Gas Information

•	Average sales price per unit in 2010 - $6.37 per Mcf
•	Average production cost per unit in 2010– $4.92 per Mcf
•	Productive wells – 121 productive wells
•	Developed acreage – approximately 20,000 acres
•
Drilling activity – Since the date of acquisition, the Company has reworked numerous wells. In 2011, we have tentatively scheduled a “behind-the-pipe” drilling schedule, in addition to new site drilling, subject to favorable market conditions.

•
Delivery Commitments – For fiscal 2011, the Company has contracted with Dominion Field Services, Inc. to purchase approximately 86% of the Company’s gas production.  The contract is separated into production from the Ohio wells and the West Virginia wells and is sold at the spot price..

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

Business Strategy

The Company is a Nevada corporation which owns and operates oil and gas wells in Ohio and West Virginia.

The Company intends to continue to pursue acquisition of undervalued or distressed oil and gas related businesses, as well as additional acquisitions of oil and gas leases.  The Company may choose to develop or resell the acquired acreage as management deems most beneficial to the Company.

The Company intends to maintain its interest in the retirement center it currently operates, however, for the foreseeable future, management intends to focus its efforts on oil and gas and energy related investments.

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

Employees

At December 31, 2010, the Company employed, in all segments, 52 people (26 full-time and 26 part-time).  The Company believes it maintains good relationships with its employees.  None of the Company’s employees are represented by a collective bargaining group.

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

Marketing

One purchaser comprises approximately 86% of the Company’s natural gas production.  While there is an available market for crude oil and natural gas production, we cannot be assured that the loss of this purchaser would not have a material impact on the Company.

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

As of March 30, 2011, a group of entities owned and controlled approximately 53% of the Company’s outstanding common stock.  This group has the power to block any attempted change in control – See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company’s principal offices are located at 1800 Valley View Lane Suite 300, Dallas, Texas 75234 in leased office space.  The Company believes this space is presently suitable, fully utilized and will be adequate for the foreseeable future.

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

Development plan

In September 2008, the Company through its acquisition of Carl E. Smith, Inc. acquired 20,000 acres of mineral rights in Ohio and West Virginia.  The 20,000 acres are both surrounded and interspersed of hundreds of existing wells of which 121 producing wells were owned by the Company and other non-related entities owned the rest of such wells.  The entire area has pipelines in place and decades of information regarding reserves.

In connection with the acquisition, the Company formulated a development plan to rework existing wells, to improve production using modern technology (both in proved developed and proved undeveloped reserves), and to drill new wells (in proved undeveloped reserves).  The Company’s independent petroleum engineer prepared reserve studies as of the acquisition date, December 31, 2008 through 2010 based upon existing production from the Company’s and other wells in the area and the Company’s plan for drilling in the undeveloped reserves portion of the acreage.  The Company’s plan is to use the current knowledge of the area and new technologies available to both rework its existing wells and drill new wells.  The Company’s current focus is to drill new wells.  The new wells will be drilled in areas currently designated as proved undeveloped.

During December 2010, the Company drilled one new well and has drilled one additional well in March 2011.

Proved Reserves

The following table presents our estimated proved reserves as of December 31, 2010.  These estimates correspond with the method used in presenting the “Supplemental Information on Oil and Gas Operations” in Note O to our consolidated financial statements included in this report.

	Gas	Oil
	(MMCF)	(MBBLS)

Proved Reserves
U.S. Onshore
Developed Producing	1,899	15
Developed Non-Producing	-	-
Undeveloped	5,055	57
Total Proved Reserves	6,954	72

The following table presents the changes in our total proved undeveloped reserves.

	Gas	Oil
	(MMCF)	(MBBLS)

Proved undeveloped reserves as of December 31, 2008	4,694	-
Conversion to proved developed reserves	-	-

Proved undeveloped reserves as of December 31, 2009	4,694	-
Revaluation of undeveloped reserves	361	57

Proved undeveloped reserves as of December 31, 2010	5,055	57

Well Statistics

The following table sets forth our wells (all natural gas) as of December 31, 2010.

	Acres
	Gross (1)	Net (2)

U.S. Onshore
Producing	121	121
Non-Producing	95	95
Total wells	216	216

(1)  Gross wells are the sum of all wells in which we own an interest.
(2)  Net wells are gross wells multiplied by our fractional working interests on the well.

Acreage Statistics

The following table sets forth our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2010.

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

In March 2011, Chesapeake received a summary judgment award for $686,874 plus legal fees.  The Company intends to appeal the judge’s ruling.  However, the Company notes that there are historical gas sales that the Company has claims to for a total of $196,000 that Chesapeake has in a holding account.  The Company has also recorded as of December 2010 the estimated value of its interests in the production to date plus the projected future production value at $491,108.

Item 4.  Submission of Matters to a Vote of Security Holders

An Annual Meeting of Stockholders was held on October 28, 2010 at which meeting stockholders were asked to consider and vote upon the election of directors.  At the meeting, stockholders elected the following individuals as directors:

	Shares Voting
Director	FOR	AGAINST	ABSTAINED	WITHHELD
Roz Campisi Beadle	1,432,602	4	500	504
Gene S. Bertcher	1,432,602	4	500	504
James E. Huffstickler	1,432,602	4	500	504
Dan Locklear	1,432,602	4	500	504
Victor L. Lund	1,432,602	4	500	504

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

	2010		2009
	High	Low	High	Low

First Quarter	5.30	3.26	4.50	2.78
Second Quarter	5.30	3.30	5.40	3.01
Third Quarter	3.69	2.14	7.50	5.15
Fourth Quarter	5.49	2.63	6.79	4.01

On March 22, 2011 the closing price of the Company’s common stock was $3.93 per share.  According to the Transfer Agent’s records, at March 24, 2011 our common stock was held by approximately 435 holders of record.

Dividends

The Company paid no dividends on its common stock in 2010 or 2009.  The Company has not paid cash dividends on its common stock during at least the last ten fiscal years and it has been the policy of the Board of Directors of the Company to retain all earnings to pay down long-term debt and finance future expansion and development of its businesses.  The payment of dividends, if any, will be determined by the Board of Directors in the future in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Purchases of Equity Securities

The Board of Directors has not authorized the repurchase of any shares of its common stock under any share repurchase program, except when stockholders owning less than one round lot (100 shares) so request, the Company will purchase shares at market closing on the last trading day prior to receipt of the certificate(s).  The Company repurchased no shares during the three months ended December 31, 2010.

Item 6.  Selected Financial Data

The selected consolidated financial data presented below are derived from the Company’s audited financial statements.

	December 31,
	2010	2009	2008
	(amounts in thousands, except per share amounts)

Operating revenue	$4,213	$4,098	$3,560
Operating expenses	4,257	6,827	3,702
Operating profit (loss)	(44)	(2,729)	(142)

Earnings (loss) from continuing operations before income taxes	(11)	(2,210)	17,269
Income tax (expense)	—	—	(1,774)

Earnings (loss) from continuing operations	(11)	(2,210)	15,495

NET EARNINGS (LOSS)	$(11)	$(2,210)	$15,495

Earnings (loss) per common share – basic and diluted
Continuing operations	$(0.01)	$(1.14)	$8.92
Net earnings per share	$(0.01)	$(1.14)	$8.92
Basic weighted average common shares	1,947	1,947	1,737

Balance Sheet Data:
Total assets	$24,067	$25,121	$26,392
Long-term debt	2,984	2,332	1,614
Asset retirement obligation	2,573	2,450	2,334
Total liabilities	5,796	6,839	5,900
Total stockholders equity	$18,271	$18,282	$20,492

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

As part of the acquisition the Company entered into certain non interest bearing long term obligations which will paid out over the next 16 years.  The Company has evaluated the above notes and after factoring in certain offsets provided for in the agreement has valued the above obligations at $1,198,000 at December 31, 2010.

As of December 31, 2010, the Company leased one independent living community in Oregon, with a capacity of 114 residents.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At December 31, 2010, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At December 31, 2010, the Company had current assets of $383,000 and current liabilities of $239,000.

Cash and cash equivalents totaled $59,000 at December 31, 2010 and 155,000 at December 31, 2009.  New Concept’s principal sources of cash are property operations, sales of oil and gas, and proceeds from sales of assets.

Net cash provided by continuing operating activities was $104,000 in 2010, $736,000 in 2009 and $427,000 in 2008.

Net cash provided by (used in) investing activities was ($267,000) in 2010, $(823,000) in 2009 and $2.6 million in 2008.

Net cash provided by (used in) financing activities was $67,000 in 2010, $52,000 in 2009 and ($3.0 million) in 2008.  The $3.0 million used in 2008 was the result of the payment of related party debt of $6.9 million, partially offset by receipt of $2.9 million for the issuance of 950,000 shares of common stock.

Results of Operations

Fiscal 2010 as compared to 2009

Revenues and Operating Expenses: Total revenues for 2010 totaled $4.2 million compared to $4.1 million in 2009.  The primary reason for the increase is higher occupancy in our retirement facility.  Operating expenses totaled $4.3 million for 2010 compared to $6.8 million for 2009.  In 2010, oil and gas operating costs totaled $1.3 million compared to $1.5 million in 2009 due to the cost reductions and efficiency in well production.  Also in 2010, the Company recorded accretion of discount related to its asset retirement obligation of $123,000.  Real estate operating expenses remained relatively constant.  Corporate general and administrative expenses decreased from $1.2 million to $731,000, due primarily to the write-down of receivables of approximately $200,000 and the accrual of $200,000 in interest and penalties on unpaid taxes in 2009 that were one time in nature and did not reoccur in 2010.

Interest Income & Expense: Interest income decreased approximately $77,000 from 2009 to 2010 due to the reduction of the principle during 2010.  Interest expense remained relatively unchanged from 2009 to 2010.

Other Income & Expense: Other income expense changed from $68,000 in income for 2009 to a $340,000 expense in 2010.  The company had a write-off of $350,000 for an attempted acquisition that did not occur.

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

Item 8.  Financial Statements

The financial statements required by this Item begin at page 35 of this Report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting.  There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Roz Campisi Beadle, age 54, (Independent) Director since December 2003

Ms. Beadle is Executive Vice President of Unified Housing Foundation and a licensed realtor.  She has a background in public relations and marketing.  Ms. Beadle is also extremely active in various civic and community services and is currently working with the Congressional Medal of Honor Society and on the Medal of Honor Host City Committee in Gainesville, Texas.

Gene S. Bertcher, age 62, (Affiliated) Director November 1989 to September 1996 and since June 1999

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

James E. Huffstickler, age 68, (Independent) Director since December 2003

Mr. Huffstickler has been Chief Financial Officer of Sunchase America, Ltd., a multi-state property management company, for more than nineteen years.  He is a graduate of the University of South Carolina and was formerly employed by Southmark Management, Inc., a nationwide real estate management company.  Mr. Huffstickler has been a certified public accountant since 1976.

Dan Locklear, age 59, (Independent) Director since December 2003

Mr. Locklear has been Chief Financial Officer of Sunridge Management Group, a real estate management company, for more than five years.  Mr. Locklear was formerly employed by Johnstown Management Company, Inc. and Trammel Crow Company.  Mr. Locklear has been a certified public accountant since 1981 and a licensed real estate broker in the State of Texas since 1978.

Victor L. Lund, age 82, (Independent) Director since March 1996

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

Board Committees

The Board of Directors held four meetings during 2010.  For such year, no incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the period that he or she served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.  The Audit Committee was formed on December 12, 2003, and its function is to review the Company’s operating and accounting procedures.  A Charter of the Audit Committee has been adopted by the Board.  The current members of the Audit Committee, all of whom are independent within the SEC regulations, the listing standards of the AMEX and the Company’s Corporate Governance Guidelines are Messrs. Locklear (Chairman), Huffstickler and Lund.  Mr. Dan Locklear is qualified as an Audit Committee financial expert within the meaning of SEC regulations, and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the AMEX.  The Audit Committee met twice in 2010

The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to the corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines.  In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates.  The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance and self-evaluation.  The Charter of the Governance and Nominating Committee was adopted on October 20, 2004.  The members of the Committee are Messrs. Huffstickler (Chairman), Lund and Ms. Beadle.  The Governance and Nominating Committee met once in 2009.

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

Item 11.  Executive Compensation

The following tables set forth the compensation in all categories paid by the Company for services rendered during the fiscal years ended December 31, 2010, 2009 and 2008 by the Chief Executive Officer of the Company and to the other executive officers and Directors of the Company whose total annual salary in 2010 exceeded $100,000, the number of options granted to any of such persons during 2010 and the value of the unexercised options held by any of such persons on December 31, 2010.

SUMMARY COMPENSATION TABLE

							Change in
						Non-	Pension
						Equity	Value and
Name						Incentive	Nonqualified	All
and						Plan	Deferred	Other
Principal				Stock	Option	Compen-	Compensation	Compen-
Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total

Gene S. Bertcher (1) Chairman, President & Chief Financial Officer	2010	$197,000							$197,000
	2009	$197,000							$197,000
	2008	$197,000							$197,000

Doug Wight, President(2))	2008	$67,000							$67,000

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

PENSION BENEFITS

None

NONQUALIFIED DEFERRED COMPENSATION

None

DIRECTOR COMPENSATION
Name	Fees Earned Or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Roz Campisi Beadle	$ 8,500						$8,500
Gene S. Bertcher	$ —						$—
James E. Huffstickler	$ 8,500						$8,500
Dan Locklear	$ 8,500						$8,500
Victor L. Lund	$ 8,500						$8,500

MANAGEMENT AND CERTAIN SECURITY HOLDERS

None

Compensation of Directors

The Company pays each non-employee director a fee of $2,500 per year, plus a meeting fee of $2,000 for each board meeting attended.  Employee directors serve without compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 22, 2011, certain information with respect to all stockholders known by the Company to own beneficially more than 5% of the outstanding common stock, which is the only outstanding class of securities of the Company, except for Series B Preferred Stock (the ownership of which is immaterial), as well as information with respect to the Company’s common stock owned beneficially by each director and current executive officers, whose compensation from the Company in 2010 exceeded $100,000, and by all directors and executive officers as a group.  Unless otherwise indicated, each of these stockholders has sole voting and investment power with respect to the shares beneficially owned.
	Common Stock
Name of Beneficial Owner	No. of Shares	Percent of Class*
Arcadian Energy, Inc.(3)(5)	1,027,468	52.80%
Roz Campisi Beadle	100	**
Gene S. Bertcher(2)	40,811	2.1%
Go Green Fuel N.A., L.P. (6)	100,000	5.14%
HKS Investment Corporation(1)	108,944	5.6%
James E. Huffstickler	—	0%
Dan Locklear	—	0%
Victor L. Lund	—	0%
TacCo Financial, Inc.(3)(4)	500	**
URC Energy, LLC(3)(5)	900,000	46.23%
All executive officers and directors as a group (five persons)	40,911	2.1%

*           Based on 1,946,935 shares of common stock outstanding at March 22, 2011.
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

(2)	Consists of 40,811 shares of common stock owned by Mr. Bertcher.
(3)
Based on Amendment 16 to Schedule 13D, amended February 23, 2011, filed by each of these entities.  Arcadian Energy, Inc. owns 127,968 shares direct and is the sole member of URC Energy, LLC which owns 900,000 shares.  The amended Schedule 13D indicates that these entities, collectively, may be deemed a “Person” within the meaning of Section 13D of the Securities Exchange Act of 1934.

(4)
Consists of 500 shares of common stock.  Officers and Directors of TacCo Financial, Inc. (“TFI”) are J.T. Tackett, Director, Chairman and CEO; Wayne Starr, Director, President and Treasurer and Craig E. Landess, Secretary.  TFI’s stock is owned by Electrical Networks, Inc. (75%) and Starr Investments (25%).

(5)
The direct owner of the 900,000 shares of common stock is URC Energy, LLC.  Under Rule 13d-3 of the Exchange Act, Arcadian Energy, Inc. as the sole member of URC Energy, LLC is deemed to be the beneficial owner of such shares.

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

Change in Control

On July 21, 2009, Arcadian Energy, Inc. a Nevada corporation (“Arcadian”) acquired from Syntek West, Inc., a Nevada corporation (“SWI”) (i) 395,078 shares of Common Stock of the Company (approximately 20.29% of the issued and outstanding Common Stock) at an aggregate price of $2,074,160 (approximately $5.25 per share) and (ii) 100% of the Membership Interest of and in URC Energy LLC, a Nevada limited liability company (“URCLLC”) for a purchase price of $5,220,585 at that time.  URCLLC owned and had owned since May 18, 2008, an aggregate of 950,000 shares of Common Stock of the Company (approximately 48.79% of the then issued and outstanding Common Stock).  With such acquisition, Arcadian acquired the beneficial ownership of approximately 67% of the issued and outstanding Common Stock of the Company and a change of control of the Company occurred.  The basis of control is the aggregate percentage of voting securities of the Company beneficially owned by the “Reporting Persons” which include URCLLC at and Arcadian.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On November 20, 2007, the Company made a $630,000 loan to Prime Income Asset Management, Inc. (“PIAMI”).  In 2008, the Company made additional net advances on the loan totaling approximately $6.3 million.  The initial loan and the additional advances have been combined into a new loan with interest at the prime rate plus two percent.

On May 21, 2009, PIAMI acquired both Eurenergy notes receivable at face value plus accrued interest totaling $3,970,897.  At December 31, 2010, the balance due including accrued interest on the note receivable from PIAMI was $10.1 million.

In November 2007, the Company entered into an agreement with Eurenergy to provide accounting and administrative services at $15,000 per month.  As of December 31, 2010, Eurenergy owes the Company $156,900 for such services.  In June 2009, the agreement with Eurenergy expired.  As of December 31, 2010, the amount receivable from Eurenergy has been fully reserved.  The Company entered into a similar agreement with Energy Advisors, LLC in July 2009.  As of December 31, 2010, Energy Advisors owes the Company $270,000 for accounting and administrative services.

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

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2010 and 2009 by the Company’s principal accounting firm Swalm & Associates, P.C.:

Type of Fees	2010	2009
Audit Fees	$45,000	$40,215
Audit Related Fees	10,214	—
Tax Fees	8,500	8,688
All Other Fees	—	—

Total Fees	$63,714	$48,903

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

Financial Information Systems Design and Implementation Fees

Swalm & Associates, P.C. did not render professional services to the Company in 2010 with respect to financial information systems design and implementation.

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

NEW CONCEPT ENERGY, INC.

March 30, 2011	By:	/s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene S. Bertcher Gene S. Bertcher	Chairman, President, Principal Executive Officer, Chief Financial Officer and Director	March 30, 2011
/s/ Roz Campisi Beadle Roz Campisi Beadle	Director	March 30, 2011
/s/ James Huffstickler James Huffstickler	Director	March 30, 2011
/s/ Dan Locklear Dan Locklear	Director	March 30, 2011
/s/ Victor L. Lund Victor L. Lund	Director	March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
New Concept Energy, Inc.

We have audited the accompanying consolidated balance sheets of New Concept Energy, Inc., and subsidiaries, as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in the notes to the financial statements, New Concept Energy, Inc. has significant balances due from affiliates.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Concept Energy, Inc., and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Swalm & Associates, P.C.

Plano, Texas
March 31, 2011

NEW CONCEPT ENERGY, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
	December 31, 2010	December 31, 2009

Assets

Current assets
Cash and cash equivalents	$59	$155
Accounts receivable from oil and gas sales	223	203
Other current assets	101	567
Total current assets	383	925

Note and interest receivable – related party	10,361	11,206

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	11,789	11,372

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	1,308	1,337
Other	156	149
Total property and equipment	1,464	1,486

Other assets	70	132

Total assets	$24,067	$25,121

The accompanying notes are an integral part of these consolidated financial statements.

New Concept Energy Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS - CONTINUED
(amounts in thousands, except share amounts)

	December 31,
Liabilities And Stockholders’ Equity	2010	2009

Current liabilities:

Accounts payable – trade	$83	$154
Accrued expenses	156	1,903

Total current liabilities	239	2,057

Long-term liabilities:
Notes payable	1,308	1,198
Payable – related parties	953	808
Asset retirement obligation	2,573	2,450
Other long-term liabilities	723	326

Total liabilities	5,796	6,839

Stockholders’ equity:
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares at
December 31, 2010 and 2009	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(40,588)	(40,577)

	18,271	18,282

Total Liabilities & Equity	$24,067	$25,121

The accompanying notes are an integral part of these statements.

New Concept Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Year Ended
	December 31,
	2010	2009	2008

Revenue
Oil and gas operations, net of royalties	$1,248	$1,206	$672
Real estate operations	2,965	2,892	2,888
	4,213	4,098	3,560

Operating expenses
Oil and gas operations	1,292	1,498	494
Real estate operations	1,225	1,217	1,400
Lease expense	886	958	954
Corporate general and administrative	731	1,342	852
Accretion of asset retirement obligation	123	117	—
Impairment of natural gas and oil properties	—	1,695	—
	4,257	6,827	3,702

Operating earnings (loss)	(44)	(2,729)	(142)

Other income (expense)
Interest income	497	574	785
Interest expense	(124)	(123)	(270)
Gain on sale of assets, net	—	—	16,432
Other income (expense), net	(340)	68	464
	33	519	17,411

Earnings (Loss) from continuing operations	(11)	(2,210)	17,269
Provision for income taxes	—	—	(1,774)

Net income ( loss) applicable to common shares	$(11)	$(2,210)	$15,495

Net income ( loss) per common share-basic and diluted	$(0.01)	$(1.14)	$8.92

Weighted average common and equivalent shares outstanding – basic	1,947	1,947	1,737

The accompanying notes are an integral part of these consolidated financial statements.

New Concept Energy Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$(11)	$(2,210)	$15,495
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	363	359	171
Impairment of natural gas and oil properties	-	1,695	-
Accretion of asset retirement obligation	123	117	-
Write-off of affiliate receivable	-	157	-
Change in deferred tax asset	-	-	(16,432)
(Gain) loss on sale of assets	-	-	250
Changes in operating assets and liabilities
Other current and non-current assets	(271)	(153)	(873)
Accounts payable and other liabilities	275	771	1,816
Interest receivable	(496)	-	-
Interest payable	121	-	-
Net cash provided by operating activities	104	736	427

Cash flows from investing activities
Investment in oil and gas properties	(219)	(344)	-
Fixed asset additions	(48)	(107)	(1,354)
Funding of notes receivable	-	(372)	(23,287)
Net repayment of notes receivable	-	-	14,791
Purchase of oil and gas	-	-	(10,808)
Proceeds from sale of mineral rights	-	-	23,288
Net cash provided by (used in) investing activities	(267)	(823)	2,630

Cash flows from financing activities
Proceeds of loans to affiliates	142	58	-
Payment on notes payable	(75)	(6)	(6,921)
Proceeds from common stock issuance	-	-	2,856
Debt incurred in connection with acquisition	-	-	1,026
Net cash provided by (used in) financing activities	67	52	(3,039)

Net increase (decrease) in cash and cash equivalents	(96)	(35)	18
Cash and cash equivalents at beginning of year	155	190	191

Cash and cash equivalents at end of year	$59	$155	$209

The accompanying notes are an integral part of these statements

New Concept Energy Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Series B		Common		Additional	Accum-
	Preferred stock		Stock		paid in	ulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2007	1	$1	987	$10	$55,992	$(53,862)	$2,141

Exercised stock option			10		5		5

Issue of stock			950	10	2,840		2,850

Net Income						15,495	15,495

Balance at December 31, 2008	1	1	1,947	20	58,838	(38,367)	20,492

Net Income						(2,210)	(2,210)

Balance at December 31, 2009	1	1	1,947	20	58,838	(40,577)	18,282

Net Income						(11)	(11)

Balance at December 31, 2010	1	$1	1,947	$20	$58,838	$(40,588)	$18,271

The accompanying notes are an integral part of this statement.

New Concept Energy Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

The Company has evaluated the above notes and after factoring the administrative cost reimbursement, imputing a 10% interest rate, and accreting interest since acquisition, has valued the above obligations at $1,308,000 at December 31, 2010.

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

Depreciation and Amortization

Depreciation is provided for in amounts sufficient to relate the cost of property and equipment to operations over their estimated service lives, ranging from 3 to 40 years.  Depreciation is computed by the straight-line method.  Depreciation and amortization expense, included in operations expenses, was $71,000, $83,000, and $60,000 for 2010, 2009, and 2008 respectively.

Depletion of Mineral Rights

The Company recorded depletion of mineral rights of $293,000 in 2010, $298,000 in 2009, and $112,000 in 2008.

Segments

The Company operates two primary business segments; oil and gas operations and retirement facilities.  Segment data is provided in “Note N” to these consolidated financial statements.

Major Purchaser

The Company has one primary purchaser of its oil natural gas, which in 2010 comprised 86 percent of total sales.  While there is an available market for crude oil and natural gas production, we cannot be assured that the loss of this purchaser would not have a material impact on the Company.

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

At December 31, 2009, the Company’s net book value of oil and natural gas properties exceeded the ceiling amount based on the unweighted arithmetic average of the first day of each month for the 12-month period ended December 31, 2009.  As a result in 2009, the Company recorded a full cost ceiling adjustment before income taxes of approximately $1.7 million.

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

Revenue recognition and gas imbalances

We use the sales method of accounting for oil and natural gas revenues.  Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers.  Gas imbalances at December 31, 2010 were not significant.  New Concept also follows the sales method of accounting for natural gas production imbalances and would recognize a liability if the existing proved reserves were not adequate to cover an imbalance.

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

Sales of Real Estate

Gains on sales of real estate are recognized to the extent permitted by Accounting Standards Codification Topic 360-20, “Real Estate Sales – Real Estate Sales”, (“ASC 360-20”).  Until the requirements of ASC 360-20 have been met for full profit recognition, sales are accounted for by the installment or cost recovery method, whichever is appropriate.

Real Estate Held for Sale

Accounting Standards Codification Topic 360, “Property, Plant, & Equipment” (“ASC 360”)requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale.  If a reduction in a held for sale property’s carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings.  Subsequent revisions, either upward or downward, to a held for sale property’s estimated fair value less costs of sale are recorded as an adjustment to the property’s carrying amount, but not in excess of the property’s carrying amount when originally classified as held for sale.  A corresponding charge against or credit to earnings is recognized.  Properties held for sale are not depreciated.

Asset Retirement Obligation

The Company records an asset retirement obligation liability on the consolidated balance sheets and capitalizes a portion of the cost in “Oil and natural gas properties” during the period in which the obligation is incurred.  The asset retirement obligation is further described in Note Q.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that our company has not implemented that materially affect our financial statements.

NOTE C – NOTES RECEIVABLE – RELATED PARTY

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

At December 31, 2010, the balance due including accrued interest on the note receivable from PIAMI was $10.1 million.

While the notes receivable by their terms are demand notes the Company does not anticipate making demand on such notes during 2011 and has therefore not classified the notes as being a current assets.

In November 2007, the Company entered into an agreement with Eurenergy to provide accounting and administrative services at $15,000 per month.  As of December 31, 2010, Eurenergy owes the Company $156,900 for such services.  In June 2009, the agreement with Eurenergy expired.  As of December 31, 2010, the amount receivable from Eurenergy has been fully reserved.  The Company entered into a similar agreement with Energy Advisors, LLC in July 2009.  As of December 31, 2010, Energy Advisors owes the Company $270,000 for accounting and administrative services.

NOTE D – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values at December 31, 2010 to 2009:

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

NOTE E – NOTES PAYABLE

Notes Payable is comprised of the following (in thousands):

	2010	2009
Notes payable from the acquisition of Mountaineer State Energy, Inc.	$1,308	$1,198

Aggregate annual principal maturities of long-term debt at December 31, 2010 are as follows (in thousands):

2010	$—
2011	—
2012	—
2013	33
2014	60
Thereafter	1,215

$1,308

NOTE F – OPERATING LEASES

The Company leases a retirement community under an operating lease in which the basic term expires January 31, 2012, with options to renew for two consecutive five-year periods.  The Company also has operating leases for equipment and office space.  The leases generally provide that the Company pay property taxes, insurance and maintenance.

Future minimum payments for the primary lease following December 31, 2010 are as follows (in thousands):

2011	$906
2012	77

$983

Lease expense in 2010, 2009 and 2008 was $888,000, $958,000 and $954,000, respectively.

NOTE G - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Year ended December 31,
	2010	2009	2008
Basic Earnings Per Share:
Numerator:
Net income from continuing operations	$(11)	$(2,210)	$14,444
Denominator:
Weighted average shares outstanding	1,947	1,947	1,737

Basic earnings per share from continuing operations	(0.01)	(1.14)	$8.32
Basic earnings per share from discontinued operations	$—	$—	$—

NOTE H – INCOME TAXES

At December 31, 2010, the Company had net operating loss carry forwards of approximately $7 million, which expire between 2012 and 2025.

NOTE I – STOCKHOLDERS’ EQUITY

Outstanding Preferred Stock

Preferred stock consists of the following (amounts in thousands):
	Year Ended
	December 31,
	2010	2009
Series B convertible preferred stock, $10 par value, liquidation value of $100, authorized 100 shares, issued and outstanding one share	1	1

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

Other Disposition

The Company leases and operates the Pacific Pointe Retirement Inn in King City, Oregon.  On November 16, 2007 the Company sold, to an unrelated party, a portion of its future cash flow from its Retirement Center in Oregon for a cash payment of $750,000.  More specifically the Company sold 25% of the cash flow for the 60 month period ending January 2012.  For the period January 2012 through January 2022 the buyer will receive 10% of the cash flow from the retirement center.

NOTE K – OTHER INCOME (EXPENSE)

Other income (expense) consists of the following: (amounts in thousands)

	Year ended December 31,
	2010	2009	2008
Recovery of previously written off note receivable	$-	$-	$274
Write off of costs associated with attempted acquisition	(350)	-	-
Other	10	68	190

	$(340)	$68	$464

NOTE L – CONTINGENCIES

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

In March 2011, Chesapeake received a summary judgment award for $686,874 plus legal fees.  The Company intends to appeal the judge’s ruling.  However, the Company has recorded the investment in the wells and the obligation to Chesapeake.

Yazoo Pipeline Company, LP and Sterling Exploration and Production Company (“Sterling”)

Sterling Exploration and Production Company was an oil and gas exploration and production company with offshore production and Yazoo Pipeline Company transported Sterling’s and others oil and gas to shore for delivery to purchasers. On December 23, 2008 Sterling filed for Chapter 11 bankruptcy relief.

In 2009 we attempted to acquire Sterling and invested a total of approximately $400,000 including debtor in possession financing paid to Sterling and other expenses. In 2009 we wrote off $50,000 of our investment. In 2010 the potential acquisition was abandoned and in the second quarter of 2010 we wrote off the balance of our investment. The bankruptcy of Sterling was ultimately converted to a Chapter 7 filing.

In December, 2010 the bankruptcy trustee filed a lawsuit against a number of parties including New Concept Energy, Inc with a variety of allegations including that we conspired with other defendants or aided and abetted others in a breach of fiduciary duty owed to the debtors of Sterling.

We are unaware of any misconduct on our part and see no merit to this case as it pertains to us.

Other

The Company has been named as a defendant in other lawsuits in the ordinary course of business.  Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

NOTE M – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Year ended December 31, 2010	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$1,248	$2,965	$-	$4,213

Operating expenses	970	2,072	729	3,771
Depreciation, Depletion and Amortization	322	39	2	363
Accretion of Asset Retirement Obligation	123	-	-	123
Total Operating Expenses	1,415	2,111	731	4,257
Interest expense	(124)	-	-	(124)
Other income	-	-	(340)	(340)
Interest income	-	-	497	497
Segment operating income	$(291)	$854	$(574)	$(11)
Assets	$12,950	$220	$10,852	$24,022

Year ended December 31, 2009	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$1,206	$2,892	$-	$4,098

Operating expenses	1,173	2,118	1,342	4,633
Depreciation, Depletion and Amortization	325	57	-	382
Accretion of Asset Retirement Obligation	117	-	-	117
Impairment of oil and gas properties	1,695	-		1,695
Total Operating Expenses	3,310	2,175	1,342	6,827
Interest expense	(123)	-	-	(123)
Other income	30	-	38	68
Interest income	-	-	574	574
Segment operating income	$(2,197)	$717	$(730)	$(2,210)
Assets	$13,103	$12,108	$-	$25,211

Year ended December 31, 2008	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$672	$2,888	$-	$3,560

Operating expenses	378	2,057	1,096	3,531
Depreciation, Depletion and Amortization	116	55	-	171
Accretion of Asset Retirement Obligation	-	-	-	-
Impairment of oil and gas properties	-	-		-
Total Operating Expenses	494	2,112	1,096	3,702
Interest expense	(40)	-	(230)	(270)
Other income	-	-	464	464
Interest income	-	-	785	785
Gain on Land Sales	16,432	-	-	16,432
Segment operating income	$16,570	$776	$(77)	$17,269
Assets	$12,158	$11,900	$-	$24,058

NOTE N - QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2010, 2009 and 2008.  Amounts shown are in thousands except per share amounts.

	First	Second	Third	Fourth
Year ended December 31, 2010	Quarter	Quarter	Quarter	Quarter

Revenue	$973	$1,082	$1,112	$1,046
Operating (expense)	(950)	(948)	(891)	(776)
Corporate general and administrative expense	(199)	(124)	(124)	(245)
Impairment of natural gas and oil properties	—	—	—	—
Other income (expense) net	136	285	91	(479)
Provision for income taxes	—	—	—	—
Gain on sale of mineral rights	—	—	—	—
Net income (loss) from continuing operations	(40)	(273)	188	114
Income (loss) allocable to common shareholders	(40)	(273)	188	114
Income (loss) per common share – basic	$(0.02)	$(0.12)	$0.10	$0.06

Year ended December 31, 2009

Revenue	$1,068	$1,049	$970	$1,011
Operating (expense)	(965)	(992)	(864)	(1,288)
Corporate general and administrative expense	(262)	(235)	(169)	(357)
Impairment of natural gas and oil properties	—	—	—	(1,695)
Other income (expense) net	182	94	112	131
Provision for income taxes	—	—	—	—
Gain on sale of mineral rights	—	—	—	—
Net income (loss) from continuing operations	23	(84)	49	(2,198)
Income (loss) allocable to common shareholders	23	(84)	49	(2,198)
Income (loss) per common share – basic	$0.01	$(.04)	$0.03	$(1.27)

Year ended December 31, 2008

Revenue	$704	$699	$858	$1,299
Operating (expense)	(551)	(550)	(652)	(948)
Corporate general and administrative expense	(261)	(264)	(108)	(368)
Impairment of natural gas and oil properties	—	—	—	—
Other income (expense) net	164	276	524	15
Provision for income taxes	—	(1,626)	—	(148)
Net income (loss) from continuing operations	—	16,432	—	—
Gain (loss) from discontinued operations	56	14,967	622	(150)
Income (loss) allocable to common shareholders	56	14,967	622	(150)
Income (loss) per common share – basic and diluted	$0.04	$7.73	$0.25	$(0.08)

NOTE O - SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

The Company’s net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:

	2010

	Gas (MMCF)	Oil (MBBLS)
Proved developed and undeveloped reserves —
January 1, 2010	7561	19
Purchase of oil and natural gas properties in place	-	-
Discoveries and extensions	-	55
Revisions	(415)	-
Sales of oil and gas properties in place
Production	(192)	(2)
End of year	6,954	72
Proved developed reserves at beginning of year	2,867	19
Proved developed reserves at end of year	1,899	14

	2009

	Gas (MMCF)	Oil (MBBLS)
Proved developed and undeveloped reserves —
January 1, 2009	7,397	37
Purchase of oil and natural gas properties in place	-	-
Discoveries and extensions	-	-
Revisions	400	(14)
Sales of oil and gas properties in place		-
Production	(236)	(4)
End of year	7,561	19
Proved developed reserves at beginning of year	2,703	37
Proved developed reserves at end of year	2,867	19

The following table presents the changes in our total proved undeveloped reserves.

	Gas	Oil
	(MMCF)	(MBBLS)

Proved undeveloped reserves as of December 31, 2008	4,694	-
Conversion to proved developed reserves	-	-

Proved undeveloped reserves as of December 31, 2009	4,694	-
Revaluation of undeveloped reserves	361	57

Proved undeveloped reserves as of December 31, 2010	5,055	57

The following table reflects the capitalized costs relating to oil and gas producing activities.

	2010	2009

Property acquisition costs:
Proved properties	$11,928	$11,782
Unproved properties	-	-
Accumulated depreciation, depletion and amortization
and valuation allowance	(703)	(410)

Net capitalized costs	$11,225	$11,372

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities.

	2010	2009

Property acquisition costs:
Proved properties	$-	$-
Unproved properties	-	-
Exploration costs	-	-
Development costs	219	-

Total cost incurred	$219	$-

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

	2010	2009

Oil and gas sales	$1,248	$1,206
Production expenses	(702)	(836)
Exploration expenses	-	-
Taxes other than income taxes	(10)	(5)
Depreciation, depletion and amortization	(323)	(442)
Impairment of oil and gas properties	-	(1,695)
General and administrative expenses	(380)	(332)
Income tax benefit (expense)	-	-

Results of operations	$(167)	$(2,104)

The following table reflects the standardized measure of future net cash flows related to our proved reserves.

	2010	2009

Future oil and gas cash inflows	$51,928	$49,250
Future oil and gas operating expenses	(12,265)	(9,318)
Future development costs	(15,123)	(13,589)
Future income tax expense	(244)	(184)
Future net cash flows	24,296	26,159
10% discount to reflect timing of cash flows	(11,878)	(14,787)

Standardized measure of discounted future net cash flows	$12,418	$11,372

The following table reflects the principal changes in the standardized measure of discounted future net cash flows attributable to our proved reserves.

	2010	2009

Beginning balance	$11,372	$17,808
Oil and gas sales, net of production costs	(275)	(51)
Purchase of reserves, net of future development costs	491	-
Net changes in prices and production costs	569	(6,385)
Extensions and discoveries, net of future development costs	261	-
Revisions of quantity estimates	-	-
Other changes	-	-

Ending balance	$12,418	$11,372

NOTE P – ASSET RETIREMENT OBLIGATION

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

(in thousands)	2010	2009
Asset retirement obligation, January 1	$2,450	$2,334
Acquisition of oil and gas properties	-	-
Revisions in the estimated cash flows	-	-
Liability incurred upon acquiring and drilling wells	-	-
Liability settled upon plugging and abandoning wells	-	-
Accretion of discount expense	123	116
Asset retirement obligation, December 31	$2,573	$2,450