Form 10-Q
period 2011-03-31
New Concept Energy, Inc.
filed 2011-05-13
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2011
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes: ☐No: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,935 shares
(Class)	(Outstanding at May 13, 2011)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Period ended March 31, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY ENERGY, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	March 31, 2011	December 31, 2010

Assets

Current assets
Cash and cash equivalents	$68	$59
Accounts receivable from oil and gas sales	209	223
Other current assets	106	101
Total current assets	383	383

Note and interest receivable – related party	9,771	10,361

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	11,776	11,789

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	1,301	1,308
Other	154	156
Total property and equipment	1,455	1,464

Other assets	430	70

Total assets	$23,815	$24,067

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except share amounts)

	March 31, 2011	December 31, 2010

Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade	$194	$83
Accrued expenses	67	156
Total current liabilities	261	239

Long-term debt
Notes payable	1,336	1,308
Payable - related parties	486	953
Asset retirement obligation	2,605	2,573
Other long-term liabilities	760	723
Total liabilities	5,448	5,796

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at March 31, 2011 and December 31, 2010	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(40,492)	(40,588)

	18,367	18,271

Total liabilities & equity	$23,815	$24,067

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended March 31,
	2011	2010
Revenue
Oil and gas operations, net of royalties	$280	$270
Real estate operations	729	703
	1,009	973

Operating expenses
Oil and gas operations	335	356
Real estate operations	390	325
Lease expense	191	239
Corporate general and administrative	124	199
Accretion of asset retirement obligation	32	30
	1,072	1,149
Operating earnings (loss)	(63)	(176)

Other income (expense)
Interest income	119	139
Interest expense	(31)	(31)
Gain on sale of assets, net	-	10
Other income (expense), net	72	18
Income/(Expense)	160	136

Net income (loss) applicable to common shares	$97	$(40)

Net income (loss) per common share-basic and diluted	$0.05	$(0.02)

Weighted average common and equivalent shares outstanding - basic	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities
Net income/loss	$97	$(40)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	88	86
Accretion of asset retirement obligation	32	30
Changes in operating assets and liabilities
Other current and non-current assets	(102)	(161)
Accounts payable and other liabilities	(312)	104
Interest receivable	305	-
Interest payable	31	-
Net cash provided by (used) in operating activities	139	19

Cash flows from investing activities
Proceeds from land sale	-	10
Investment in oil and gas properties	-	(44)
Fixed asset additions	(10)	(17)
Net cash provided by (used in) investing activities	(10)	(51)

Cash flows from financing activities
Repayment of loans to affiliates	(117)	-
Payment on notes payable	(3)	-
Net cash provided by (used in) financing activities	(120)	-

Net increase (decrease) in cash and cash equivalents	9	(32)
Cash and cash equivalents at beginning of year	59	155

Cash and cash equivalents at end of year	$68	$123

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of New Concept Energy, Inc. and its majority-owned subsidiaries (collectively, “NCE” or the “Company”).  All significant intercompany transactions and accounts have been eliminated.  Certain 2010 balances have been reclassified to conform to the 2011 presentation.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2011.

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

NOTE C: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We consider accounting policies related to our estimates of depreciation amortization and depletion, segments, oil and gas properties, oil and gas reserves, gas gathering assets, office and field equipment, revenue recognition and gas imbalances, leases, revenue recognition for real estate operations, impairment, and sales of real estate as significant accounting policies.  The policies include significant estimates made by management using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used.  These policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE D: NOTES RECEIVABLE – RELATED PARTY

On March 31, 2011, the Company had a loan receivable plus accrued interest of $9,771,000 from Prime Income Asset Management, Inc. (“PIAMI”) a related party.  The loan bears interest at the prime rate plus two percent and is due within 30 days following a demand by the Company.  If no demand is made the note will become due on January 31, 2013.

While the notes receivable by their terms are demand notes the Company does not anticipate making demand on such notes during 2011 and has therefore not classified the notes as being a current asset.

In November 2007, the Company entered into an agreement with Eurenergy to provide accounting and administrative services at $15,000 per month.  As of December 31, 2010, Eurenergy owes the Company $156,900 for such services.  In June 2009, the agreement with Eurenergy expired.  As of December 31, 2010, the amount receivable from Eurenergy has been fully reserved.  The Company entered into a similar agreement with Energy Advisors, LLC in July 2009 which was terminated effective December 31, 2010.  As of December 31, 2010, Energy Advisors owes the Company $270,000 for accounting and administrative services.

NOTE E: CONTINGENCIES

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

NOTE F: – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Three months ended March 31, 2011	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$280	$729	$-	$1,009

Operating expenses	259	378	124	761
Depreciation, Depletion and Amortization	76	12	-	88
Lease Expense	-	191	-	191
Accretion of Asset Retirement Obligation	32	-	-	32
Total Operating Expenses	367	581	124	1,072
Interest expense	(31)	-	-	(31)
Other income	-	-	72	72
Interest income	-	-	119	119
Segment operating income	$(118)	$148	$67	$97

Three months ended March 31, 2010	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$270	$703	$-	$973

Operating expenses	284	315	199	798
Depreciation, Depletion and Amortization	72	10	-	82
Lease Expense	-	239	-	239
Accretion of Asset Retirement Obligation	30	-	-	30
Total Operating Expenses	386	564	199	1,149
Interest expense	(31)	-	-	(31)
Other income	-	-	28	28
Interest income	-	-	139	139
Segment operating income	$(147)	$139	$(32)	$(40)

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At March 31, 2011, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At March 31, 2011, the Company had current assets of $383 thousand and current liabilities of $261 thousand.

Cash and cash equivalents at March 31, 2011 were $68,000 as compared to $59,000 at December 31, 2010.

Net cash provided by operating activities was $139,000 for the three months ended March 31, 2011.  During the three-month period, the Company had net income of $97,000.

Net cash used in investing activities was $10,000 for the three months ended March 31, 2011, consisting of the purchase of equipment and other capitalized drilling costs at the Company’s oil and gas production facility.

Net cash used in financing activities was $120,000 for the three months ended March 31, 2011, consisting of repayment of loans to an affiliated entity.

Results of Operations

The Company reported a net income of $97,000 for three months ended March 31, 2011, as compared to a net loss of $40,000 for 2010.

For the three months ended March 31, 2011, the Company recorded oil and gas revenues of $280,000 as compared to $270,000 for the comparable period of 2010.  The changes in oil & gas revenue was due changes in the price of oil and gas in the marketplace.

During the same periods in 2011, the Company recorded revenues of $729,000 for the three months ended March 31, 2011 from its retirement property compared to $703,000 for the comparable period in 2010.  The increase was a rise in the occupancy rate of the properties from prior periods.

For the three months ended March 31, 2011, the Company recorded oil and gas operating expenses of $335,000 as compared to $356,000 for the comparable period of 2010.  The decrease was due to a decrease in overall administrative expenses during the year.

For the three months ended March 31, 2011, operating expenses and lease expense at the retirement property were $581,000 as compared to $564,000 for the comparable period in 2010. The increase was a rise in the occupancy rate of the properties from prior periods.

For the three months ended March 31, 2011, corporate general & administrative expenses were $124,000 as compared to $199,000 for the comparable periods in 2010.  The decrease is primarily due to payroll costs and administrative overhead.

For the three months ended March 31, 2011, interest income was $119,000 as compared to $139,000 for the comparable period in 2010.  The decrease is due to a reduction in the receivable on which interest is computed over the comparable periods.

For the three months ended March 31, 2011 the Company recorded interest expense of $31,000 as compared to $31,000 for the comparable periods in 2010.

The Company recorded other expense of $72,000 for the three months ended March 31, 2011.  In 2010 other expense was $18,000 for the comparable period.  The increase is the result of a one-time legal settlement for $71,000 that was not anticipated.

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

New Concept Energy, Inc.

Date: May 13, 2011	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer