Form 10-Q
period 2011-06-30
New Concept Energy, Inc.
filed 2011-08-12
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2011
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.
Common Stock, $.01 par value	1,946,935 shares
(Class)	(Outstanding at August 12, 2011)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Period ended June 30, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY ENERGY, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	June 30,	December 31,
	2011	2010
Assets

Current assets
Cash and cash equivalents	$32	$59
Accounts receivable from oil and gas sales	209	223
Other current assets	16	14
Total current assets	257	296

Note and interest receivable – related party	9,885	10,361

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	11,736	11,789

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	1,381	1,395
Other	151	156
Total property and equipment	1,532	1,551

Other assets	475	70

Total assets	$23,885	$24,067

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except share amounts)
	June 30,	December 31,
	2011	2010

Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade	$208	$83
Accrued expenses	28	156
Total current liabilities	236	239

Long-term debt
Notes payable	1,367	1,308
Payable - related parties	486	953
Asset retirement obligation	2,637	2,573
Other long-term liabilities	726	723
Total liabilities	5,452	5,796

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at June 30, 2011 and December 31, 2010	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(40,426)	(40,588)

	18,433	18,271

Total liabilities & equity	$23,885	$24,067

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2011	2010	2011	2010
Revenue
Oil and gas operations, net of royalties	$280	$331	$560	$601
Real estate operations	733	751	1,462	1,454
	1,013	1,082	2,022	2,055

Operating expenses
Oil and gas operations	365	316	700	672
Real estate operations	321	368	711	693
Lease expense	193	234	384	473
Corporate general and administrative	126	124	250	323
Accretion of asset retirement obligation	32	30	64	60
	1,037	1,072	2,109	2,221
Operating earnings (loss)	(24)	10	(87)	(166)

Other income (expense)
Interest income	120	114	239	253
Interest expense	(31)	(31)	(62)	(62)
Gain on sale of assets, net	-	-	-	10
Other income (expense), net	1	(368)	73	(350)
Income/(Expense)	90	(285)	250	(149)

Net income (loss) applicable to common shares	$66	$(275)	$163	$(315)

Net income (loss) per common share-basic and diluted	$0.03	$(0.14)	$0.08	$(0.16)

Weighted average common and equivalent shares outstanding - basic	1,947	1,947	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities
Net income/loss	$163	$(315)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	181	165
Accretion of asset retirement obligation	64	60
Changes in operating assets and liabilities
Other current and non-current assets	(126)	239
Accounts payable and other liabilities	(21)	(1,265)
Interest receivable	(239)	(254)
Interest payable	61	55
Net cash provided by (used) in operating activities	83	(1,315)

Cash flows from investing activities
Investment in oil and gas properties	(91)	(133)
Fixed asset additions	(18)	(31)
Net cash provided by (used in) investing activities	(109)	(164)

Cash flows from financing activities
Repayment of loans to affiliates	-	1,426
Proceeds from notes payable	4	-
Payment on notes payable	(5)	-
Net cash provided by (used in) financing activities	(1)	1,426

Net increase (decrease) in cash and cash equivalents	(27)	(53)
Cash and cash equivalents at beginning of year	59	155

Cash and cash equivalents at end of year	$32	$102

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010.  Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2011.

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

NOTE C: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We consider accounting policies related to our estimates of depreciation amortization, and depletion, segments, oil and gas properties, oil and gas reserves, gas gathering assets, office and field equipment, revenue recognition and gas imbalances, leases, revenue recognition for real estate operations, impairment, and sales of real estate as significant accounting policies.  The policies include significant estimates made by management using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used.  These policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE D: NOTES RECEIVABLE – RELATED PARTY

On June 30, 2011, the Company had a loan receivable plus accrued interest of $9,885,000 from Prime Income Asset Management, Inc. (“PIAMI”) a related party.  The loan bears interest at the prime rate plus two percent and is due within 30 days following a demand by the Company.  If no demand is made the note will become due on January 31, 2013.

While the notes receivable by their terms are demand notes the Company does not anticipate making demand on such notes during the next twelve months and has therefore not classified the notes as being a current asset.

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

In March 2011, Chesapeake received a summary judgment award for $686,874 plus legal fees.  The Company has appealed the judge’s ruling. However, the Company has recorded the investment in the wells and the obligation to Chesapeake.

Yazoo Pipeline Company, LP and Sterling Exploration and Production Company (“Sterling”)

Sterling Exploration and Production Company was an oil and gas exploration and production company with offshore production and Yazoo Pipeline Company transported Sterling’s and others oil and gas to shore for delivery to purchasers. On December 23, 2008, Sterling filed for Chapter 11 bankruptcy relief.

In 2009, we attempted to acquire Sterling and invested a total of approximately $400,000 including debtor in possession financing paid to Sterling and other expenses. In 2009, we wrote off $50,000 of our investment. In 2010, the potential acquisition was abandoned and in the second quarter of 2010, we wrote off the balance of our investment. The bankruptcy of Sterling was ultimately converted to a Chapter 7 filing.

In December 2010, the bankruptcy trustee filed a lawsuit against a number of parties including New Concept Energy, Inc with a variety of allegations including that we conspired with other defendants or aided and abetted others in a breach of fiduciary duty owed to the debtors of Sterling.

We are unaware of any misconduct on our part and see no merit to this case as it pertains to us.

Other

The Company has been named as a defendant in other lawsuits in the ordinary course of business.  Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

NOTE F: – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Six months ended June 30, 2011	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$560	$1,462	$-	$2,022

Operating expenses	541	689	250	1,480
Depreciation, Depletion and Amortization	159	22	-	181
Lease Expense	-	384	-	384
Accretion of Asset Retirement Obligation	64	-	-	64
Total Operating Expenses	764	1,095	250	2,109
Interest expense	(62)	-	-	(62)
Other income	-	-	73	73
Interest income	-	-	239	239
Segment operating income	$(266)	$367	$62	$163

Six months ended June 30, 2010	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$601	$1,454	$-	$2,055

Operating expenses	561	1,156	279	1,996
Depreciation, Depletion and Amortization	146	19	-	165
Lease Expense	-	-	-	-
Accretion of Asset Retirement Obligation	60	-	-	60
Total Operating Expenses	767	1,175	279	2,221
Interest expense	(62)	-	-	(62)
Other income	-	-	(340)	(340)
Interest income	-	-	253	253
Segment operating income	$(228)	$279	$(366)	$(315)

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

Liquidity and Capital Resources

At June 30, 2011, the Company had current assets of $257,000 and current liabilities of $236,000.

Cash and cash equivalents at June 30, 2011 were $32,000 as compared to $59,000 at December 31, 2010.

Net cash provided by operating activities was $83,000 for the six months ended June 30, 2011.  During the six-month period, the Company had net income of $163,000.

Net cash used in investing activities was $109,000 for the six months ended June 30, 2011, consisting of the purchase of equipment and other drilling costs at the Company’s oil and gas production facility.

Net cash used in financing activities was $1,000 for the six months ended June 30, 2011, consisting of repayment of loans to an affiliated entity.

Results of Operations

The Company reported a net gain of $66,000 and a gain of $163,000 for the three and nine months ended June 30, 2011, as compared to a net loss of $275,000 and a loss of $315,000 for the comparable periods of 2010.

For the three and six months ended June 30, 2011, the Company recorded oil and gas revenues of $280,000 and $560,000 as compared to $331,000 and $601,000 for the comparable period of 2010.  The changes in oil & gas revenue was due changes in the price of oil and gas in the marketplace.

For the three and six months ended June 30, 2011, the Company recorded revenues of $733,000 and $1,462,000 from its retirement property compared to $751,000 and $1,454,000 for the comparable periods in 2010.  The variances between comparable periods is due to occupancy fluctuations.

For the three and six months ended June 30, 2011, the Company recorded oil and gas operating expenses of $365,000 and $700,000 as compared to $316,000 and $672,000 for the comparable period of 2010.  The increase was due to an increase in drilling and related expenses.

For the three and six months ended June 30, 2011, operating expenses and lease expense at the retirement property were $514,000 and $1,095,000 as compared to $602,000 and $1,095,000 for the comparable periods in 2010.

For the three and six months ended June 30, 2011, corporate general & administrative expenses were $126,000 and $250,000 as compared to $124,000 and $323,000 for the comparable periods in 2010.  The decrease is primarily due to decreased payroll costs.

For the three and six months ended June 30, 2011, interest income was $120,000 and $239,000 as compared to $114,000 and $253,000 for the comparable periods in 2010.  The decrease is due to an overall reduction in the receivable on which interest is computed over the comparable periods.

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

New Concept Energy, Inc.

Date: August 12, 2011	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer