Form 10-Q/A
period 2011-06-30
New Concept Energy, Inc.
filed 2011-09-12
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to New Concept Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 12, 2011, is solely to furnish Exhibit 101 to the Form 10-Q and make conforming changes to Item 6. Exhibits.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other substantive changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

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

31.1
Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, of Principal Executive Officer and Chief Financial Officer (incorporated by reference to Exhibit 31.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 12, 2011).

32.1
Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350 (incorporated by reference to Exhibit 32.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 12, 2011).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Concept Energy, Inc.

Date: September 12, 2011	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer