Form 10-Q
period 2011-09-30
New Concept Energy, Inc.
filed 2011-11-14
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO

Commission File Number 000-08187
NEW CONCEPT ENERGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-2399477
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1603 LBJ Freeway Suite 300 Dallas, Texas
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
Yes: ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,935 shares
(Class)	(Outstanding at November 11, 2011)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Period ended September 30, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY ENERGY, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	September 30,	December 31,
	2011	2010
Assets

Current assets
Cash and cash equivalents	$2	$59
Accounts receivable from oil and gas sales	221	223
Other current assets	15	14
Total current assets	238	296

Note and interest receivable – related party	10,007	10,361

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	11,913	11,789

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	1,373	1,395
Other	151	156
Total property and equipment	1,524	1,551

Other assets	520	70

Total assets	$24,202	$24,067

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except share amounts)
	September 30,	December 31,
	2011	2010

Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade	$340	$83
Accrued expenses	135	156
Total current liabilities	475	239

Long-term debt
Notes payable	1,390	1,308
Payable - related parties	611	953
Asset retirement obligation	2,669	2,573
Other long-term liabilities	680	723
Total liabilities	5,825	5,796

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at June 30, 2011 and December 31, 2010	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(40,482)	(40,588)

	18,377	18,271

Total liabilities & equity	$24,202	$24,067

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2011	2010	2011	2010
Revenue
Oil and gas operations, net of royalties	$313	$349	$873	$950
Real estate operations	690	763	2,152	2,217
	1,003	1,112	3,025	3,167

Operating expenses
Oil and gas operations	325	320	1,025	992
Real estate operations	440	330	1,151	1,023
Lease expense	192	211	576	684
Corporate general and administrative	101	124	351	447
Accretion of asset retirement obligation	32	30	96	90
	1,090	1,015	3,199	3,236
Operating earnings (loss)	(87)	97	(174)	(69)

Other income (expense)
Interest income	121	122	360	375
Interest expense	(31)	(31)	(93)	(93)
Gain on sale of assets, net	-	-	-	10
Other income (expense), net	(60)	-	13	(350)
Income/(Expense)	30	91	280	(58)

Net income (loss) applicable to common shares	$(57)	$188	$106	$(127)

Net income (loss) per common share-basic and diluted	$(0.03)	$0.10	$0.05	$(0.07)

Weighted average common and equivalent shares outstanding - basic	1,947	1,947	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities
Net income/loss	$106	$(127)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	300	262
Accretion of asset retirement obligation	96	90
Changes in operating assets and liabilities
Other current and non-current assets	(155)	(375)
Accounts payable and other liabilities	319	262
Interest receivable	(340)	(1,438)
Interest payable		91
Net cash provided by (used) in operating activities	326	(1,235)

Cash flows from investing activities
Investment in oil and gas properties	(349)	(191)
Fixed asset additions	(25)	(34)
Net cash provided by (used in) investing activities	(374)	(225)

Cash flows from financing activities
Repayment of loans to affiliates	-	1,499
Payment on notes payable	(9)	(60)
Net cash provided by (used in) financing activities	(9)	1,439

Net increase (decrease) in cash and cash equivalents	(57)	(21)
Cash and cash equivalents at beginning of year	59	155

Cash and cash equivalents at end of year	$2	$134

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010.  Operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2011.

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

NOTE D: NOTES RECEIVABLE – RELATED PARTY

On September 30, 2011, the Company had a loan receivable plus accrued interest of $10,007,000 from Prime Income Asset Management, Inc. (“PIAMI”) a related party.  The loan bears interest at the prime rate plus two percent and is due within 30 days following a demand by the Company.  If no demand is made the note will become due on January 31, 2013.

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

NOTE F: – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Nine months ended September 30, 2011	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$873	$2,152	$-	$3,025

Operating expenses	780	1,119	351	2,250
Depreciation, Depletion and Amortization	245	32	-	277
Lease Expense	-	576	-	576
Accretion of Asset Retirement Obligation	96	-	-	96
Total Operating Expenses	1,121	1,727	351	3,199
Interest expense	(93)	-	-	(93)
Other income	2	-	11	13
Interest income	-	-	360	360
Segment operating income	$(339)	$425	$20	$106

Nine months ended September 30, 2010	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$950	$2,217	$-	$3,167

Operating expenses	759	992	447	2,198
Depreciation, Depletion and Amortization	233	31	-	264
Lease Expense	-	684	-	684
Accretion of Asset Retirement Obligation	90	-	-	90
Total Operating Expenses	1,082	1,707	447	3,236
Interest expense	(93)	-	-	(93)
Other income	-	-	(340)	(340)
Interest income	-	-	375	375
Segment operating income	$(225)	$510	$(412)	$(127)

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At September 30, 2011, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At September 30, 2011, the Company had current assets of $238,000 and current liabilities of $475,000.

Cash and cash equivalents at September 30, 2011 were $2,000 as compared to $59,000 at December 31, 2010.

Net cash provided by operating activities was $326,000 for the nine months ended September 30, 2011.  During the nine-month period, the Company had net income of $106,000.

Net cash used in investing activities was $374,000 for the nine months ended September 30, 2011, consisting principally of drilling costs and the purchase of equipment at the Company’s retirement facility.

Net cash used in financing activities was $9,000 for the nine months ended September 30, 2011, consisting of repayment of loans to a bank.

Results of Operations

The Company reported a net loss of $57,000 and a gain of $106,000 for the three and nine months ended September 30, 2011, as compared to a net gain of $188,000 and a loss of $127,000 for the comparable periods of 2010.

For the three and nine months ended September 30, 2011, the Company recorded oil and gas revenues, net of royalties of $313,000 and $873,000 as compared to $349,000 and $950,000 for the comparable period of 2010.  The changes in oil & gas revenue was due changes in the price of oil and gas in the marketplace.

For the three and nine months ended September 30, 2011, the Company recorded revenues of $690,000 and $2,152,000 from its retirement property compared to $763,000 and $2.217,000 for the comparable periods in 2010.  The variances between comparable periods is due to occupancy fluctuations.

For the three and nine months ended September 30, 2011, the Company recorded oil and gas operating expenses of $325,000 and $1,025,000 as compared to $320,000 and $992,000 for the comparable period of 2010.  The increase was due to an increase in drilling and related expenses.

For the three and nine months ended September 30, 2011, operating expenses and lease expense at the retirement property were $632,000 and $1,727,000 as compared to $541,000 and $1,707,000 for the comparable periods in 2010.

For the three and nine months ended September 30, 2011, corporate general & administrative expenses were $101,000 and $351,000 as compared to $124,000 and $447,000 for the comparable periods in 2010.  The decrease is primarily due to decreased payroll costs.

For the three and nine months ended September 30, 2011, interest income was $121,000 and $360,000 as compared to $122,000 and $375,000 for the comparable periods in 2010.

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

3.13	Certificate of Amendment to Articles of Incorporation effective March 21, 2007 (incorporated by reference to Exhibit 3.13 of Registrant’s Current Report on Form 8-K for event occurring March 21, 2005)

31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, of Principal Executive Officer and Chief Financial Officer

32.1*	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101	Interactive data files pursuant to Rule 405 of Regulation S-T.
*Filed herewith.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Concept Energy, Inc.

Date: November 11, 2011	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer