Form 10-K
period 2011-12-31
New Concept Energy, Inc.
filed 2012-03-30
CIK 105744

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission File Number 000-08187
NEW CONCEPT ENERGY, INC.
(Exact name of registrant as specified in its charter)
Nevada	75-2399477
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)
1603 LBJ Freeway, Suite 300 Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number including area code	(972) 407-8400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:               None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes [  ]   No [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [  ]   No [X]

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

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the American Stock Exchange as of June 30, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $2,092,000 based upon a total of 804,492 shares held as of June 30, 2011 by persons believed to be non-affiliates of the Registrant.  The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 30, 2012, there were 1,946,935 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

NEW CONCEPT ENERGY, INC.
Index to Annual Report on Form 10-K
Fiscal year ended December 31, 2011

NEW CONCEPT ENERGY, INC.

Forward-Looking Statements

Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  The words “estimate”, “plan”, “intend”, “expect”, “anticipate”, “believe” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference.  New Concept Energy, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved.  Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described under Item 1A. Risk Factors beginning on page -8-.

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

Oil and Gas Operations

The Company, through its wholly owned subsidiaries Mountaineer State Energy, Inc. and Mountaineer State Operations, LLC.  operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia. The vast majority of this oil & gas operation was acquired through the acquisition of the Carl E. Smith Companies in 2008  As of March 30, 2012 the Company has 159 producing gas wells, 27 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

With the exception of 8 wells that were drilled during the past year the wells in West Virginia and Ohio were drilled in the 1960’s, the majority were drilled in the 1970’s and 1980’s.  The majority of wells are located on leased property under mineral rights contracts.

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

According to our independent reserve engineering firm, Lee Keeling & Associates, Inc. as of December 31, 2011, our Proved Reserves in Ohio and West Virginia were approximately 2.5 million Mcf of natural gas and 103 thousand Bbls of oil.  Of the total Proved Reserves, approximately 43% were Proved Developed Reserves.  As of December 31, 2011, the related PV-10 of our Proved Reserves was approximately $10.9 million from Ohio & West Virginia.  Additionally the company has other Proved Reserves of approximately $250 thousand in Fayetteville Arkansas.  During the year ended December 31, 2011, we produced approximately 176,554 Mcf of natural gas and 5,074 Bbls of oil.

Additional Oil and Gas Information

•	Average sales price per unit in 2011 - $5.29 per Mcf and $92.98 per Bbls
•	Productive wells – 159 productive wells
•	Developed acreage – approximately 20,000 acres
•	Drilling activity – During 2011 the Company has drilled 8 wells. In addition the Company is continuously reworking its older wells.

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

The Company intends to maintain its interest in the retirement center it currently operates, however, management intends to focus its efforts on oil and gas and energy related investments.

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

Employees

At December 31, 2011, the Company employed, in all segments, 52 people (24 full-time and 28 part-time).  The Company believes it maintains good relationships with its employees.  None of the Company’s employees are represented by a collective bargaining group.

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

Marketing

The Company’s sell most of its natural gas production to one purchaser and all of its oil production to one purchaser.  While there is an available market for crude oil and natural gas production, we cannot be assured that the loss of this purchaser would not have a material impact on the Company.

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

As of March 30, 2012, a group of entities owned and controlled approximately 45% of the Company’s outstanding common stock.  This group has significant voting power to block any attempted change in control – See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company’s principal offices are located at 1603 LBJ Freeway Suite 300, Dallas, Texas 75234 in leased office space.  The Company believes this space is presently suitable, fully utilized and will be adequate for the foreseeable future.

Retirement Community

The Company under a long term lease operates Pacific Pointe Retirement Inn (“Pacific Pointe”) in King City, Oregon.  Pacific Pointe began operations in 1993, has a capacity of 114 residents and provides community living with basic services such as meals, housekeeping, laundry, 24/7 staffing, transportation and social and recreational activities.  These residents do not yet need assistance or support with activities of daily living but prefer the physical and psychological comfort of a residential community of like-minded people and access to senior-oriented services.

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

Development plan

In September 2008, the Company through its acquisition of Carl E. Smith, Inc. (now known as Mountaineer Energy, Inc.) acquired 20,000 acres of mineral rights in Ohio and West Virginia.  The 20,000 acres are both surrounded and interspersed of hundreds of existing wells of which 121 producing wells were owned by the Company and other non-related entities owned the rest of such wells.  The entire area has pipelines in place and decades of information regarding reserves.

In connection with the acquisition, the Company formulated a development plan to first  rework existing wells, to improve production using modern technology (both in proved developed and proved undeveloped reserves), and to follow up with the drilling of new wells. The Company’s plan is to use the current knowledge of the area and new technologies available to both rework its existing wells and drill new wells.

During 2011 the Company drilled 8 new oil wells.

Proved Reserves

The following table presents our estimated proved reserves as of December 31, 2011.  These estimates correspond with the method used in presenting the “Supplemental Information on Oil and Gas Operations” in Note O to our consolidated financial statements included in this report.

	Gas	Oil
	(MMCF)	(MBBLS)
Proved Reserves
U.S. Onshore
Developed Producing	1,105	57
Developed Non-Producing	-	-
Undeveloped	1,447	47
Total Proved Reserves	2,552	104

The following table presents the changes in our total proved undeveloped reserves.

	Gas	Oil
	(MMCF)	(MBBLS)
Proved undeveloped reserves as of December 31, 2010	5,055	57
Revaluation of undeveloped reserves	(3,608)	52
Conversion to proved developed reserves		(42)

Proved undeveloped reserves as of December 31, 2011	1,447	47

Well Statistics

The following table sets forth our wells (all natural gas) as of December 31, 2011.

	Acres
	Gross (1)	Net (2)
U.S. Onshore
Producing	121	121
Non-Producing	95	95
Total wells	216	216

(1)  Gross wells are the sum of all wells in which we own an interest.
(2)  Net wells are gross wells multiplied by our fractional working interests on the well.

Acreage Statistics

The following table sets forth our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2011.

	Acres
	Gross (1)	Net (2)
U. S Onshore
Developed	19,375	19,375
Undeveloped	-	-
Total Acreage	19,375	19,375

(1) Gross acres are the sum of all acres in which we own an interest.
(2) Net acres are gross acres multiplied by our fractional working interests on the acreage.

Item 3.  Legal Proceedings

Carlton Energy Group, LLC

In December 2006, Carlton Energy Group, LLC (“Carlton”) instituted litigation against an individual, Eurenergy Resources Corporation (“Eurenergy”) and several other entities including New Concept Energy, Inc., which was then known as CabelTel International Corporation (the “Company”) alleging tortuous conduct, breach of contract and other matters and as to the Company that it was the alter ego of Eurenergy. The Carlton claims were based upon an alleged tortuous interference with a contract by The individual and Eurenergy related to the right to explore a coal bed methane concession in Bulgaria which had never (and has not to this day) produced a drop of hydrocarbons. At no time during the pendency of this project or since did the company or any of its officers or directors have any interest whatsoever in the success or failure of the so-called “Bulgaria Project”. However, in the litigation, Carlton alleged that the Company was the alter-ego of certain of the other Defendants including Eurenergy.

Following a jury trial in 2009, the Trial Court (295th District Court of Harris County, Texas) reduced the actual damages found by the jury of $66.5 million and entered judgment against EurEnergy and The individual jointly and severally for $31.16 million in actual damages on its tortuous-interference claim and the Court further assessed exemplary damages against The individual and EurEnergy in the amount of $8.5 million each. The Court granted a judgment for the Company that it was not the alter ego of any of the other parties and thereby would not incur any damages.

Cross appeals were filed by Carlton, The individual and EurEnergy to the Court of Appeals for the First District of Texas (the “Court of Appeals”) which rendered its opinion on February 14, 2012.  The Court of Appeals opinion, among other things, reinstated the jury award of actual damages jointly and severely against The individual and EurEnergy in the amount of $66.5 million and overturned the Trial Court’s ruling favorable to the Company rendering a judgment for that amount plus exemplary damages against the Company as the “alter ego” of Eurenergy.

The Company plans to file a Petition for Review of the Court of Appeals Decision with the Supreme Court of the State of Texas. The Company vigorously denies that it is the “alter ego” of any other entity; further the Company strongly believes that the Court of Appeals opinion is erroneous in concluding that the Company is an “alter ego” of any other entity which is contrary to Nevada substantive law. There are also questions regarding the underlying liability of EurEnergy and if Eurenergy is successful in its petition for review or, even if unsuccessful if the Company is successful on its positions described above, the Trial Court’s judgment could be reinstated and the Company would have no liability on this claim.

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

In March 2011, Chesapeake received a summary judgment award for $686,874 plus legal fees.  The Company has appealed the judge’s ruling. The Company is vigorously pursuing its legal options   however the Company has also recorded the it's potential obligation should Chesapeake prevail.

 The wells in question are producing natural gas to which the Company is entitled to its pro rata share. Chesapeake is withholding the amounts due the company until the legal matter is resolved. As of December 2011 the Company has recorded a liability due Chesapeake of $491,000.

Item 4.  Mine Safety Disclosures

Not Applicable

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

	2011		2010
	High	Low	High	Low

First Quarter	6.76	2.96	5.30	3.26
Second Quarter	3.87	2.23	5.30	3.30
Third Quarter	2.53	1.85	3.69	2.14
Fourth Quarter	2.39	1.76	5.49	2.63

On March 27, 2012 the closing price of the Company’s common stock was $2.98 per share.  According to the Transfer Agent’s records, at March 27, 2011 our common stock was held by approximately 435 holders of record.

Dividends

The Company paid no dividends on its common stock in 2011 or 2010.  The Company has not paid cash dividends on its common stock during at least the last ten fiscal years and it has been the policy of the Board of Directors of the Company to retain all earnings to pay down long-term debt and finance future expansion and development of its businesses.  The payment of dividends, if any, will be determined by the Board of Directors in the future in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Purchases of Equity Securities

The Board of Directors has not authorized the repurchase of any shares of its common stock under any share repurchase program, except when stockholders owning less than one round lot (100 shares) so request, the Company will purchase shares at market closing on the last trading day prior to receipt of the certificate(s).  The Company repurchased no shares during the three months ended December 31, 2011.

Item 6.  Selected Financial Data

The selected consolidated financial data presented below are derived from the Company’s audited financial statements.

	December 31,
	2011	2010	2009
	(amounts in thousands, except per share amounts)

Operating revenue	$3,901	$4,213	$4,098
Operating expenses	5,762	4,257	6,827
Operating profit (loss)	(1,861)	(44)	(2,729)

Earnings (loss) from continuing operations before income taxes	(11,793)	(11)	(2,210)
Income tax (expense)	—	—	—

Earnings (loss) from continuing operations	(11,793)	(11)	(2,210)

NET EARNINGS (LOSS)	$(11,793)	$(11)	$(2,210)

Earnings (loss) per common share – basic and diluted
Continuing operations	$(6.05)	$(0.01)	$(1.14)
Net earnings per share	$(6.05)	$(0.01)	$(1.14)
Basic weighted average common shares	1,947	1,947	1,947

Balance Sheet Data:
Total assets	$13,450	$24,067	$25,121
Long-term debt	3,431	2,984	2,332
Asset retirement obligation	2,702	2,573	2,450
Total liabilities	6,972	5,796	6,839
Total stockholders equity	$18,271	$18,271	$18,282

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

The Company, through its wholly owned subsidiaries Mountaineer State Energy, Inc. and Mountaineer State Operations, LLC.  operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia. The vast majority of this oil & gas operation was acquired through the acquisition of the Carl E. Smith Companies in 2008  As of March 30, 2012 the Company has 159 producing gas wells, 27 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

With the exception of 8 wells that were drilled during the past two years the wells in West Virginia and Ohio were drilled in the 1960’s, the majority were drilled in the 1970’s and 1980’s.  The majority of wells are located on leased property under mineral rights contracts.

A component of the purchase price for the acquisition of Carl E. Smith, Inc were certain non interest bearing long term obligations which the Company will paid out over the next 15 years.  The Company has evaluated the above notes and after factoring in certain offsets provided for in the agreement has valued the above obligations at $1,387,000 at December 31, 2011.

As of December 31, 2011, the Company leased one independent living community in Oregon, with a capacity of 114 residents.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At December 31, 2011, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At December 31, 2011, the Company had current assets of $296,000 and current liabilities of $839,000.

Cash and cash equivalents totaled $109,000 at December 31, 2011 and 59,000 at December 31, 2010.  New Concept’s principal sources of cash are property operations, sales of oil and gas, and proceeds from sales of assets.

Net cash provided by continuing operating activities was $566,000 in 2011, $104,000 in 2010 and $736,000 in 2009.

Net cash provided by (used in) investing activities was ($1,336,000) in 2011, $(267,000) in 2010 and $(823,000) in 2009.

Net cash provided by (used in) financing activities was $820,000 in 2011, $67,000 in 2010 and $52,000 in 2009.

Results of Operations

Fiscal 2011 as compared to 2010

Revenues: Total revenues for 2011 $3.9 million compared to $4.2 million in 2010.  The primary reason for the decrease was lower prices for the Company’s natural gas sales.  The Company does not have long term contracts for its oil and gas production and sell at the spot price with each month’s deliveries. The spot price for gas decreased all throughout 2011.

Operating Expenses: In 2011 the Company recorded a non-cash charge to operations of $1.4 million pursuant to the requirements of the “full cost ceiling test “

Interest Income & Expense: Interest income decreased approximately $137,000 in 2011 when compared to 2010 from 2011 to 2010 due to the Company not accruing interest income on its note receivable from Prime Income Asset Management, Inc (see Note C).

Other Income & (Expense): Other income & (expense) was $(155,000) for 2011 as compared to $(340,000) expense in 2010. The balance in 2011 is comprised of numerous events. In 2010 the company had a write-off of $350,000 for an attempted acquisition that did not occur.

Bad Debt Expense: In 2011 the company recorded a bad debt expense with respect to a note receivable of $10 million dollars (see: Item 13. on page 26 and Footnote C on page 45 for an explanation of the transaction)

Fiscal 2010 as compared to 2009

Revenues: Total revenues for 2010 totaled $4.2 million compared to $4.1 million in 2009.  The primary reason for the increase is higher occupancy in our retirement facility.

 Operating Expenses: Operating expenses totaled $4.3 million for 2010 compared to $6.8 million for 2009.  In 2010, oil and gas operating costs totaled $1.3 million compared to $1.5 million in 2009 due to the cost reductions and efficiency in well production.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting.  There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
1603 LBJ Freeway, Suite 300
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

Roz Campisi Beadle, age 55, (Independent) Director since December 2003

Ms. Beadle is Executive Vice President of Unified Housing Foundation and a licensed realtor.  She has a background in public relations and marketing.  Ms. Beadle is also extremely active in various civic and community services and is currently working with the Congressional Medal of Honor Society and on the Medal of Honor Host City Committee in Gainesville, Texas.

Gene S. Bertcher, age 63, (Affiliated) Director November 1989 to September 1996 and since June 1999

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

James E. Huffstickler, age 69, (Independent) Director since December 2003

Mr. Huffstickler has been Chief Financial Officer of Sunchase America, Ltd., a multi-state property management company, for more than nineteen years.  He is a graduate of the University of South Carolina and was formerly employed by Southmark Management, Inc., a nationwide real estate management company.  Mr. Huffstickler has been a certified public accountant since 1976.

Dan Locklear, age 60, (Independent) Director since December 2003

Mr. Locklear has been Chief Financial Officer of Sunridge Management Group, a real estate management company, for more than five years.  Mr. Locklear was formerly employed by Johnstown Management Company, Inc. and Trammel Crow Company.  Mr. Locklear has been a certified public accountant since 1981 and a licensed real estate broker in the State of Texas since 1978.

Victor L. Lund, age 83, (Independent) Director since March 1996

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

Board Committees

The Board of Directors held four meetings during 2011.  For such year, no incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the period that he or she served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.  The Audit Committee was formed on December 12, 2003, and its function is to review the Company’s operating and accounting procedures.  A Charter of the Audit Committee has been adopted by the Board.  The current members of the Audit Committee, all of whom are independent within the SEC regulations, the listing standards of the AMEX and the Company’s Corporate Governance Guidelines are Messrs. Locklear (Chairman), Huffstickler and Lund.  Mr. Dan Locklear is qualified as an Audit Committee financial expert within the meaning of SEC regulations, and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the AMEX.  The Audit Committee met four times in 2011.

The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to the corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines.  In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates.  The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance and self-evaluation.  The Charter of the Governance and Nominating Committee was adopted on October 20, 2004.  The members of the Committee are Messrs. Huffstickler (Chairman), Lund and Ms. Beadle.  The Governance and Nominating Committee met once in 2011.

The Board has also formed a Compensation Committee of the Board of Directors, adopted a Charter for the Compensation Committee on October 20, 2004, and selected Ms. Beadle (Chairman) and Messrs. Huffstickler and Locklear as members of that Committee.  The Compensation Committee met once in 2011.

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

Item 11.  Executive Compensation

The following tables set forth the compensation in all categories paid by the Company for services rendered during the fiscal years ended December 31, 2011, 2010 and 2009 by the Chief Executive Officer of the Company and to the other executive officers and Directors of the Company whose total annual salary in 2011 exceeded $100,000, the number of options granted to any of such persons during 2011 and the value of the unexercised options held by any of such persons on December 31, 2011.

SUMMARY COMPENSATION TABLE

							Change in
						Non-	Pension
						Equity	Value and
Name						Incentive	Nonqualified	All
and						Plan	Deferred	Other
Principal				Stock	Option	Compen-	Compensation	Compen-
Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total

Gene S. Bertcher (1) Chairman, President & Chief Financial Officer	2011	$98,500							$98,500
	2010	$98,500							$98,500
	2009	$98,500							$98,500

(1)In February 2008 began providing assistance to a related company which pays 50% of Mr. Bertcher’s total compensation.  The salary in the above table represents the portion of Mr. Bertcher’s compensation paid by the Company.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 22, 2011, certain information with respect to all stockholders known by the Company to own beneficially more than 5% of the outstanding common stock, which is the only outstanding class of securities of the Company, except for Series B Preferred Stock (the ownership of which is immaterial), as well as information with respect to the Company’s common stock owned beneficially by each director and current executive officers, whose compensation from the Company in 2011 exceeded $100,000, and by all directors and executive officers as a group.  Unless otherwise indicated, each of these stockholders has sole voting and investment power with respect to the shares beneficially owned.
	Common Stock
Name of Beneficial Owner	No. of Shares	Percent of Class*
Arcadian Energy, Inc.(3)(5)	868,398	44.60%
Roz Campisi Beadle	100	**
Gene S. Bertcher(2)	40,811	2.1%
Go Green Fuel N.A., L.P. (6)	100,000	5.14%
HKS Investment Corporation(1)	108,944	5.6%
James E. Huffstickler	—	0%
Dan Locklear	—	0%
Victor L. Lund	—	0%
TacCo Financial, Inc.(3)(4)	500	**
URC Energy, LLC(3)(5)	740,430	38.03%
All executive officers and directors as a group (five persons)	40,911	2.1%

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
(3)
Based on Amendment 20 to Schedule 13D, amended March 2, 2012, filed by each of these entities.  Arcadian Energy, Inc. owns 127,968 shares direct and is the sole member of URC Energy, LLC which owns 740,430 shares.  The amended Schedule 13D indicates that these entities, collectively, may be deemed a “Person” within the meaning of Section 13D of the Securities Exchange Act of 1934.

(4)
Consists of 500 shares of common stock.  Officers and Directors of TacCo Financial, Inc. (“TFI”) are Ted P. Stokely, Chairman; RL S. Lemke, President and Treasurer and Craig E. Landess, Secretary.  TFI’s stock is owned by Ted P. Stokely (100%).

(5)
The direct owner of the 740,340 shares of common stock is URC Energy, LLC.  Under Rule 13d-3 of the Exchange Act, Arcadian Energy, Inc. as the sole member of URC Energy, LLC is deemed to be the beneficial owner of such shares.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Prime Income Asset Management, Inc (“PIAMI”) is a real estate management company that also invests in real estate for its own account. PIAMI is indirectly owned by a private trust. URC Energy, Inc is and has been a significant investor in the Company. URC Energy, Inc is indirectly owned by a private trust. While the two trusts are separate they have similar trustees and beneficiaries and therefore the Company has noted PIAMI as a related party.

Eurenergy Resources, Inc (“ERC”) is an oil & gas company that owned and operated oil and gas wells.

Beginning in 2006 the Company made loans to PIAMI and ERC at interest rates higher than the Company believes it could have gotten elsewhere.

In July 2006, the Company made an unsecured $1.4 million loan to ERC at an annual interest rate of 8%.  In June of 2008, the Company entered into a letter of credit agreement with ERC. The terms of the agreement call for interest at the prime rate plus two percent. At May 21, 2009, the balance of the two notes and accrued interest thereon was $3,970,897.

On November 20, 2007, the Company made a $630,000 loan PIAMI. In 2008, the Company made additional net advances on the loan totaling approximately $6.3 million. The initial loan and the additional advances have been combined into a new loan with interest at the prime rate plus two percent.

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

During 2010 the note was paid down whereby as of December 31, 2010 the outstanding principal and interest totaled $10.4 million.

During the first three quarters of 2011 the Company accrued interest of $360,000 and received $715,000 in payments from PIAMI. In the fourth quarter of 2011 the Company determined that the financial condition of PIAMI had deteriorated and there could be no assurance that the amount owed would or could be collected. The company has recorded a reserve of $10 million and written the receivable to zero.

In November 2007, the Company entered into an agreement with ERC to provide accounting and administrative services at $15,000 per month. As of June 30, 2009 ERC owes the Company $156,900 for such services.  In June 2009, the agreement with ERC expired. As of December 31, 2009 the amount receivable from ERC has been fully reserved. ERC filed for bankruptcy in 2010.   The Company entered into a similar agreement with Energy Advisors, LLC in July 2009. In 2010 the formal arrangement with Energy Advisors was ended with all amounts due having been paid.

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

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2011 and 2010 by the Company’s principal accounting firm Swalm & Associates, P.C.:

Type of Fees	2011	2010
Audit Fees	$47,000	$45,000
Audit Related Fees	—	10,214
Tax Fees	8,325	8,500

Total Fees	$55,325	$63,714

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

Financial Information Systems Design and Implementation Fees

Swalm & Associates, P.C. did not render professional services to the Company in 2011 with respect to financial information systems design and implementation.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           The following documents are filed as a part of this report:

(1)	FINANCIAL STATEMENTS: The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

	Reports of Swalm & Associates, P.C.

	Consolidated Balance Sheets	34

	Consolidated Statement of Operations	36

	Consolidated Statements of Cash Flows	38

	Consolidated Statement of Changes in Stockholders’ Equity	39

	Notes to Consolidated Financial Statements	40

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

3.11	Certificate of Amendment to Articles of Incorporation effective March 21, 2007 (incorporated by reference to Exhibit 3.13 of Registrant’s Current Report on Form 8-K for event occurring March 21, 2005)
3.12	Amended and restated bylaws of New Concept Energy, Inc. dated November 18, 2008.
10.1	Registrant’s 1997 Stock Option Plan (filed as Exhibit 4.1 to Registrant’s Form S-8 Registration Statement, Registration No. 333-33985 and incorporated herein by this reference).

10.2	Registrant’s 2000 Stock Option Plan (filed as Exhibit 4.1 to Registrant’s Form S-8 Registration Statement, Registration No. 333-50868 and incorporated herein by this reference)
10.3	Form of Umbrella Agreement between Greenbriar Corporation, James R. Gilley and Jon Harder, Sunwest Management, Inc. et al
14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
21.1*	Subsidiaries of the Registrant
23.2*	Consent of Lee Keeling & Associates, Inc.
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer and Chief Financial Officer
32.1*	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T

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

We have audited the accompanying consolidated balance sheets of New Concept Energy, Inc., and subsidiaries, as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Concept Energy, Inc., and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As described in the Note C to the financial statements, the Company had significant balances due from an affiliate which was fully reserved in 2011.

As described in Note K to the financial statements, the Company is named as a party to a significant lawsuit judgment.  The Company and its legal counsel believe that the judgment is in error and that while the outcome of the matter cannot presently be determined, they do not believe that the matter will have a material effect on the Company’s financial position.  Accordingly, no provision for any liability that may result has been made in the financial statements.  Nevertheless, due to the nature of the uncertainty, it is reasonably possible that management’s view of the outcome will change in the near term.

/s/ Swalm & Associates, P.C.

Plano, Texas
March 30, 2011

NEW CONCEPT ENERGY ENERGY, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
	December 31
	2011	2010
Assets

Current assets
Cash and cash equivalents	$109	$59
Accounts receivable from oil and gas sales	167	223
Other current assets	20	101
Total current assets	296	383

Note and interest receivable – related party	-	10,361

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	11,141	11,789

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	1,486	1,308
Other	150	156
Total property and equipment	1,636	1,464

Other assets	377	70

Total assets	$13,450	$24,067

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(amounts in thousands, except share amounts)

	December 31
	2011	2010
Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade	$422	$83
Accrued expenses	417	156
Total current liabilities	839	239

Long-term debt
Notes payable	2,249	1,308
Payable - related parties	691	953
Asset retirement obligation	2,702	2,573
Other long-term liabilities	491	723
Total liabilities	6,972	5,796

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at December 31, 2011 and 2010	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(52,381)	(40,588)

	6,478	18,271

Total liabilities & equity	$13,450	$24,067

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
(amounts in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue
Oil and gas operations, net of royalties	$1,020	$1,288	$1,246
Real estate operations	2,881	2,925	2,852
	3,901	4,213	4,098

Operating expenses
Oil and gas operations	1,430	1,292	1,498
Real estate operations	1,290	1,225	1,217
Lease expense	866	886	958
Corporate general and administrative	619	731	1,342
Accretion of asset retirement obligation	129	123	117
Impariment of natural gas and oil properties	1,428	-	1,695
	5,762	4,257	6,827
Operating earnings (loss)	(1,861)	(44)	(2,729)

Other income (expense)
Interest income	360	497	574
Interest expense	(131)	(124)	(123)
Bad debt expense - note receivable	(10,006)	-	-
Other income (expense), net	(155)	(340)	68
	(9,932)	33	519

Earnings from continuing operations	(11,793)	(11)	(2,210)

Net income (loss) applicable to common shares	$(11,793)	$(11)	$(2,210)

Net income (loss) per common share-basic and diluted	$(6.06)	$(0.01)	$(1.14)

Weighted average common and equivalent shares outstanding - basic	1,947	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
	Year ended December 31,
	2011	2010	2009

Cash flows from operating activities
Net income	$(11,793)	$(11)	$(2,210)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	416	363	359
Impairment of natural gas and oil properties	1,428	-	1,695
Accretion of asset retirement obligation	129	123	117
Write-off of affiliate receivable	10,361	-	157
Changes in operating assets and liabilities
Other current and non-current assets	(202)	(271)	(153)
Accounts payable and other liabilities	106	275	771
Interest receivable	-	(496)	-
Interest payable	121	121	-
Net cash provided by (used) in operating activities	566	104	736

Cash flows from investing activities
Investment in oil and gas properties	(1,074)	(219)	(344)
Fixed asset additions	(262)	(48)	(107)
Funding of notes receivable	-	-	(372)
Net cash provided by (used in) investing activities	(1,336)	(267)	(823)

Cash flows from financing activities
Proceeds from loans to affiliates	-	142	58
Payment on notes payable	(31)	(75)	(6)
Proceeds from loans	851	-	-
Debt incurred in connection with acquisition	-	-	-
Net cash provided by (used in) financing activities	820	67	52

Net increase (decrease) in cash and cash equivalents	50	(96)	(35)
Cash and cash equivalents at beginning of year	59	155	190

Cash and cash equivalents at end of year	$109	$59	$155

The accompanying notes are an integral part of these consolidated financial statements.

New Concept Energy Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Series B		Common		Additional	Accum-
	Preferred stock		Stock		paid in	ulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2008	1	$1	1,947	$20	$58,838	$(38,367)	$20,492
Net Income						(2,210)	15,495
Balance at December 31, 2009	1	1	1,947	20	58,838	(40,577)	18,282
Net Income						(11)	(11)
Balance at December 31, 2010	1	1	1,947	20	58,838	(40,588)	18,271
Net Income						(11,793)	(11,793)
Balance at December 31, 2011	1	$1	1,947	$20	$58,838	$(52,381)	$6,478

The accompanying notes are an integral part of these consolidated financial statements.

New Concept Energy Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE A – BUSINESS DESCRIPTION AND PRESENTATION

The Company, through its wholly owned subsidiaries Mountaineer State Energy, Inc. and Mountaineer State Operations, LLC.  operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia. The vast majority of this oil & gas operation was acquired through the acquisition of the Carl E. Smith Companies in 2008  As of March 30, 2012 the Company has 159 producing oil & gas wells, 27 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

With the exception of 8 wells that were drilled during the past two years the wells in West Virginia and Ohio were drilled in the 1960’s, the majority were drilled in the 1970’s and 1980’s.  The majority of wells are located on leased property under mineral rights contracts.

The Company engaged the firm of independent oil and gas engineers Lee Keeling & Associates, Inc. to estimate the net oil and gas reserves.  On the basis of their study, the estimates of future net revenues using a present value discount of 10% were estimated to be $10.9 million at December 31, 2011.

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

Depreciation and amortization expense, included in operations expenses, was$122,000, $71,000, $83,000 for 2011, 2010, and 2009 respectively.

Depreciation, Depletion and Amortization of Producing Oil & Gas Properties

Depreciation, depletion and amortization (“DD&A”) of producing properties is computed on the unit-of-production method based on estimated proved oil and gas reserves.  While total DD&A expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in timing of when DD&A expense is recognized.

The Company recorded depletion of mineral rights of $294,000, $298,000 and $112,000 in 2011, 2010 and 2009 respectively.

Segments

The Company operates two primary business segments; oil and gas operations and retirement facilities.  Segment data is provided in “Note N” to these consolidated financial statements.

Major Purchaser

The Company’s sell most of its natural gas production to one purchaser and all of its oil production to one purchaser.  While there is an available market for crude oil and natural gas production, we cannot be assured that the loss of this purchaser would not have a material impact on the Company.

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

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission.  Such assumptions include using recent oil and gas prices and year-end costs for estimated future development and production expenditures.  Discounted future net cash flows are calculated using a 10% rate.  Changes in any of these assumptions could have a significant impact on the standardized measure.  Accordingly, the standardized measure does not represent management’s estimated current market value of proved reserves. At December 31, 2011, the Company’s net book value of oil and natural gas properties exceeded the ceiling amount based on the unweighted arithmetic average of the first day of each month for the 12-month period ended December 31, 2011.  As a result in 2011, the Company recorded a full cost ceiling adjustment before income taxes of approximately $1.4 million.

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

Revenue recognition and gas imbalances

We use the sales method of accounting for oil and natural gas revenues.  Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers.  Gas imbalances at December 31, 2011 were not significant.  New Concept also follows the sales method of accounting for natural gas production imbalances and would recognize a liability if the existing proved reserves were not adequate to cover an imbalance.

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

NOTE C – RECEIVABLES – PAYABLES – RELATED PARTIES

Prime Income Asset Management, Inc (“PIAMI”) is a real estate management company that also invests in real estate for its own account. PIAMI is indirectly owned by a private trust. URC Energy, Inc is and has been a significant investor in the Company. URC Energy, Inc is indirectly owned by a private trust. While the two trusts are separate they have similar trustees and beneficiaries and therefore the Company has noted PIAMI as a related party.

Eurenergy Resources, Inc (“ERC”) is an oil & gas company that owned and operated oil and gas wells.

Beginning in 2006 the Company made loans to PIAMI and ERC at interest rates higher than the Company believes it could have gotten elsewhere.

In July 2006, the Company made an unsecured $1.4 million loan to ERC at an annual interest rate of 8%.  In June of 2008, the Company entered into a letter of credit agreement with ERC. The terms of the agreement call for interest at the prime rate plus two percent. At May 21, 2009, the balance of the two notes and accrued interest thereon was $3,970,897.

On November 20, 2007, the Company made a $630,000 loan PIAMI. In 2008, the Company made additional net advances on the loan totaling approximately $6.3 million. The initial loan and the additional advances have been combined into a new loan with interest at the prime rate plus two percent.

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

During 2010 the note was paid down whereby as of December 31, 2010 the outstanding principal and interest totaled $10.4 million.

During the first three quarters of 2011 the Company accrued interest of $360,000 and received $715,000 in payments from PIAMI. In the fourth quarter of 2011 the Company determined that the financial condition of PIAMI had deteriorated and there could be no assurance that the amount owed would or could be collected. The company has recorded a reserve OF $10 million and written the receivable to zero.

In November 2007, the Company entered into an agreement with ERC to provide accounting and administrative services at $15,000 per month. As of June 30, 2009 ERC owes the Company $156,900 for such services.  In June 2009, the agreement with ERC expired. As of December 31, 2009 the amount receivable from ERC has been fully reserved. ERC filed for bankruptcy in 2010.   The Company entered into a similar agreement with Energy Advisors, LLC in July 2009. In 2010 the formal arrangement with Energy Advisors was ended with all amounts due having been paid.

The Company has payables to related parties of $691,000 and $953,000 for December 31, 2011 amd 2010 respectively.  This balance includes amounts due for various accounting services such as payroll, insurance, supplies and other operational matters which the Company obtained through related parties.

By purchasing these services through certain large entities the Company believes it can get lower costs and better service.

NOTE D – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values at December 31, 2011 to 2010:

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

NOTE E – NOTES PAYABLE

Notes Payable is comprised of the following (in thousands):

	2011	2010

Notes payable from the acquisition of Mountaineer State Energy, Inc.	$1388	$1,308
Bank Debt	$861
	$2,249	$1,308

Aggregate annual principal maturities of long-term debt at December 31, 2011 are as follows (in thousands):

2012	$47
2013	337
2014	367
2015	1,034
2016	49
Thereafter	415

$2,549

NOTE F – OPERATING LEASES

The Company leases a retirement community under an operating lease which expires January 31, 2017, with an option to renew for an additional five-year period. The Company also has operating leases for equipment and office space.  The leases generally provide that the Company pay property taxes, insurance and maintenance.

Future minimum payments for the primary lease following December 31, 2011 are as follows (in thousands):

2012	$924
2013	942
2014	961
2015	980
2016	1,000
2017	83

$4,890

Lease expense in 2011, 2010 and 2009 was $905,000, $888,000 and $958,000 respectively.

NOTE G - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Year ended December 31,
	2011	2010	2009
Basic Earnings Per Share:
Numerator:
Net income from continuing operations	$(11,793)	$(11)	$2,210)

Denominator:
Weighted average shares outstanding	1,947	1,947	1,947

Basic earnings per share from
continuing operations	(6.06)	(0.01)	(1.14)
Basic earnings per share from
discontinued operations	$-	$-	$-

NOTE H – INCOME TAXES

At December 31, 2011, the Company had net operating loss carry forwards of approximately $7 million, which expire between 2012 and 2025.

NOTE I – STOCKHOLDERS’ EQUITY

Outstanding Preferred Stock

Preferred stock consists of the following (amounts in thousands):
	Year Ended
	December 31,
	2011	2010
Series B convertible preferred stock, $10 par value, liquidation value of $100, authorized 100 shares, issued and outstanding one share	1	1

The Series B preferred stock has a liquidation value of $100 per share and is convertible into common stock over a ten-year period at prices escalating from $500 per share in 1993 to $1,111 per share by 2002.  The right to convert expired April 30, 2003.  Dividends at a rate of 6% are payable in cash or preferred shares at the option of the Company.

NOTE J – OTHER INCOME (EXPENSE)

Other income (expense) consists of the following: (amounts in thousands)

	Year ended December 31,
	2011	2010	2009
Write off of Sterling investment	$-	$(350)	$-
Other	(155)	10	68

	$(155)	$(340)	$68

NOTE K – CONTINGENCIES

Carlton Energy Group, LLC

In December 2006, Carlton Energy Group, LLC (“Carlton”) instituted litigation against an individual, Eurenergy Resources Corporation (“Eurenergy”) and several other entities including New Concept Energy, Inc., which was then known as CabelTel International Corporation (the “Company”) alleging tortuous conduct, breach of contract and other matters and as to the Company that it was the alter ego of Eurenergy. The Carlton claims were based upon an alleged tortuous interference with a contract by The individual and Eurenergy related to the right to explore a coal bed methane concession in Bulgaria which had never (and has not to this day) produced a drop of hydrocarbons. At no time during the pendency of this project or since did the company or any of its officers or directors have any interest whatsoever in the success or failure of the so-called “Bulgaria Project”. However, in the litigation, Carlton alleged that the Company was the alter-ego of certain of the other Defendants including Eurenergy.

Following a jury trial in 2009, the Trial Court (295th District Court of Harris County, Texas) reduced the actual damages found by the jury of $66.5 million and entered judgment against EurEnergy and The individual jointly and severally for $31.16 million in actual damages on its tortuous-interference claim and the Court further assessed exemplary damages against The individual and EurEnergy in the amount of $8.5 million each. The Court granted a judgment for the Company that it was not the alter ego of any of the other parties and thereby would not incur any damages.

Cross appeals were filed by Carlton, The individual and EurEnergy to the Court of Appeals for the First District of Texas (the “Court of Appeals”) which rendered its opinion on February 14, 2012.  The Court of Appeals opinion, among other things, reinstated the jury award of actual damages jointly and severely against The individual and EurEnergy in the amount of $66.5 million and overturned the Trial Court’s ruling favorable to the Company rendering a judgment for that amount plus exemplary damages against the Company as the “alter ego” of Eurenergy.

The Company plans to file a Petition for Review of the Court of Appeals Decision with the Supreme Court of the State of Texas. The Company vigorously denies that it is the “alter ego” of any other entity; further the Company strongly believes that the Court of Appeals opinion is erroneous in concluding that the Company is an “alter ego” of any other entity which is contrary to Nevada substantive law. There are also questions regarding the underlying liability of EurEnergy and if Eurenergy is successful in its petition for review or, even if unsuccessful if the Company is successful on its positions described above, the Trial Court’s judgment could be reinstated and the Company would have no liability on this claim.

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

In March 2011, Chesapeake received a summary judgment award for $686,874 plus legal fees.  The Company has appealed the judge’s ruling. The Company is vigorously pursuing its legal options   however the Company has also recorded the it’s potential obligation should Chesapeake prevail.

 The wells in question are producing natural gas to which the Company is entitled to its pro rata share. Chesapeake is withholding the amounts due the company until the legal matter is resolved. As of December 2011 the Company has recorded a liability due Chesapeake of $491,000.

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

We are unaware of any misconduct on our part and see no merit to this case however after considering the future legal costs and the potential for a potential negative outcome the Company has agreed to settle the entire matter for a payment of $225,000 which will be paid in the second quarter of 2012.

Other

The Company has been named as a defendant in other lawsuits in the ordinary course of business.  Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

NOTE L – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Year ended December 31, 2011	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$1,020	$2,881	$-	$3,901

Operating expenses	1,095	2,154	577	5,217
Depreciation, depletion and amortization	335	42	2	416
Accretion of asset aetirement obligation	129	-	-	129
Impairment of oil and gas properties	1,428
Total Operating Expenses	2,987	2,196	579	5,762
Interest expense	-	-	(131)	(131)
Other income	-	-	(10,161)	(10,161)
Interest income	-	-	360	360
Segment operating income	$(1,967)	$685	$(10,511)	$(11,793)
Assets	$12,376	$254	$820	$13,450

Year ended December 31, 2010	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$1,248	$2,965	$-	$4,213

Operating expenses	970	2,072	729	3,771
Depreciation, Depletion and Amortization	322	39	2	363
Accretion of Asset Retirement Obligation	123	-	-	123
Total Operating Expenses	1,415	2,111	731	4,257
Interest expense	(124)	-	-	(124)
Other income	-	-	(340)	(340)
Interest income	-	-	497	497
Segment operating income	$(291)	$854	$(574)	$(11)
Assets	$12,950	$220	$10,852	$24,022

Year ended December 31, 2009	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$1,206	$2,892	$-	$4,098

Operating expenses	1,173	2,118	1,342	4,633
Depreciation, Depletion and Amortization	325	57	-	382
Accretion of Asset Retirement Obligation	117	-	-	117
Impairment of oil and gas properties	1,695	-		1,695
Total Operating Expenses	3,310	2,175	1,342	6,827
Interest expense	(123)	-	-	(123)
Other income	30	-	38	68
Interest income	-	-	574	574
Segment operating income	$(2,197)	$717	$(730)	$(2,210)
Assets	$13,103	$292	$11,816	$25,211

NOTE M - QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2011, 2009 and 2008.  Amounts shown are in thousands except per share amounts.

	First	Second	Third	Fourth
Year ended December 31, 2011	Quarter	Quarter	Quarter	Quarter

Revenue	$1,009	$1,013	$1,003	$876
Operating (expense)	(948)	(911)	(990)	(2,334)
Corporate general and administrative expense	(124)	(126)	(101)	(228)
Impairment of natural gas and oil properties	—	—	—	—
Other income (expense) net	160	90	30	(10,212)
Net income (loss) from continuing operations	97	66	(57)	(11,899)
Income (loss) allocable to common shareholders	$97	$66	$(57)	$(11,899)
Income (loss) per common share – basic	$0.05	$0.03	$(0.03)	$(6.10)

Year ended December 31, 2010

Revenue	$973	$1,082	$1,112	$(3,167)
Operating (expense)	(950)	(948)	(891)	2,789
Corporate general and administrative expense	(199)	(124)	(124)	447
Impairment of natural gas and oil properties	—	—	—	—
Other income (expense) net	126	285	91	(512)
Net income (loss) from continuing operations	(40)	(273)	188	125
Income (loss) allocable to common shareholders	$(40)	$(273)	$188	125
Income (loss) per common share – basic	$(0.02)	$(0.12)	$0.10	$0.06

Year ended December 31, 2009

Revenue	$1,068	$1,049	$970	$1,011
Operating (expense)	(965)	(992)	(864	(1,288)
Corporate general and administrative expense	(262)	(235)	(169)	(357)
Impairment of natural gas and oil properties	—	—	—	(1,695)
Other income (expense) net	182	94	112	131
Net income (loss) from continuing operations	23	(84)	49	(2,198)
Income (loss) allocable to common shareholders	$23	$(84)	$49	$(2,198)
Income (loss) per common share – basic	$0.01	$(0.04)	$0.03	$(1.27)

NOTE N - SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

The Company’s net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:

	2011
	Gas (MMCF)	Oil (MBBLS)
Proved developed and undeveloped reserves —
January 1, 2011	6,954	72
Purchase of oil and natural gas properties in place	-	-
Discoveries and extensions	-	37
Revisions	(4,227)	-
Sales of oil and gas properties in place	-	-
Production	(176)	(6)
End of year	2,551	103
Proved developed reserves at beginning of year	1899	14
Proved developed reserves at end of year	1,105	57

	2010
	Gas (MMCF)	Oil (MBBLS)
Proved developed and undeveloped reserves —
January 1, 2010	7561	19
Purchase of oil and natural gas properties in place	-	-
Discoveries and extensions	-	55
Revisions	(415)	-
Sales of oil and gas properties in place	-	-
Production	(192)	(2)
End of year	6,954	72
Proved developed reserves at beginning of year	2,867	19
Proved developed reserves at end of year	1,899	14

The following table presents the changes in our total proved undeveloped reserves.

	Gas	Oil
	(MMCF)	(MBBLS)
Proved undeveloped reserves as of December 31, 2009	4,694	-
Revaluation of undeveloped reserves	361	57

Proved undeveloped reserves as of December 31, 2010	5,055	57

Conversion to proved developed reserves	-	42
Revaluation of undeveloped reserves	(3,608)	(52)

Proved undeveloped reserves as of December 31, 2011	1,447	47

The following table reflects the capitalized costs relating to oil and gas producing activities.

	2011	2010
Property acquisition costs:
Proved properties	$12,862	$11,928
Unproved properties	-	-
Accumulated depreciation, depletion and amortization
and valuation allowance	(1,721)	(703)

Net capitalized costs	$11,141	$11,225

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities.

	2011	2010
Property acquisition costs:
Proved properties	$-	$-
Unproved properties	-	-
Exploration costs	-	-
Development costs	934	219

Total cost incurred	$934	$-219

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

	2011	2010

Oil and gas sales	$1,020 $	1,248
Production expenses	(1,095)	(702)
Exploration expenses	-
Depreciation, depletion and amortization	(335)	(323)
Impairment of oil and gas properties	(1,428)	-
General and administrative expenses	(335)	(390)
Income tax benefit (expense)	-	-

Results of operations	$(1,967)	$(167)

The following table reflects the standardized measure of future net cash flows related to our proved reserves.

	2011	2010

Future oil and gas cash inflows	$23,395	$51,928
Future oil and gas operating expenses	(5,036)	(12,265)
Future development costs	(2,343)	(15,123)
Future tax expense	(370)	(244)
Future net cash flows	15,404	24,296
10% discount to reflect timing of cash flows	(4,505)	(11,878)

Standardized measure of discounted future net cash flows	$11,141	$12,418

The following table reflects the principal changes in the standardized measure of discounted future net cash flows attributable to our proved reserves.

	2011	2010

Beginning balance	$12,418	$11,372
Oil and gas sales, net of production costs	(75)	(275)
Purchase of reserves, net of future development costs	-	491
Net changes in prices and production costs	(1,202	569
Extensions and discoveries, net of future development costs-		261
Revisions of quantity estimates	-	-
Other changes	-	-

Ending balance	$11,141	$12,418

NOTE O – ASSET RETIREMENT OBLIGATION

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

(in thousands)	2011	2010
Asset retirement obligation, January 1	$2,573	$2,450
Acquisition of oil and gas properties	-	-
Revisions in the estimated cash flows	-	-
Liability incurred upon acquiring and drilling wells	-	-
Liability settled upon plugging and abandoning wells	-	-
Accretion of discount expense	129	123
Asset retirement obligation, December 31	$2,702	$2,573

NOTE M –SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 30, 2012, the date the financial statements were available to be issued, and has determined that there are none to be reported.