Form 10-Q
period 2012-03-31
New Concept Energy, Inc.
filed 2012-05-15
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2012
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
Yes: ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,935 shares
(Class)	(Outstanding at May 13, 2012)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Period ended March 31, 2012

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY ENERGY, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	March 31,	December 31,
	2012	2011
Assets

Current assets
Cash and cash equivalents	$123	$109
Accounts receivable from oil and gas sales	167	167
Other current assets	26	20
Total current assets	316	296

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	10,057	11,141

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	1,467	1,486
Other	156	150
Total property and equipment	1,623	1,636

Other assets	423	377

Total assets	12,419	$13,450

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except share amounts)
	March 31,	December 31,
	2012	2011

Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade	$358	$422
Accrued expenses	421	417
Total current liabilities	779	839

Long-term debt
Notes payable	2,309	2,249
Payable - related parties	894	691
Asset retirement obligation	2,735	2,702
Other long-term liabilities	491	491
Total liabilities	7,208	6,972

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at March 31, 2012 and December 31, 2011	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(53,648)	(52,381)

	5,211	6,478

Total liabilities & equity	$12,419	$13,450

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
(unaudited)
(amounts in thousands, except per share data)
	For the Three Months Ended
	March 31,
	2012	2011
Revenue
Oil and gas operations, net of royalties	$290	$280
Real estate operations	674	729
	964	1,009

Operating expenses
Oil and gas operations	471	335
Real estate operations	366	390
Lease expense	231	191
Corporate general and administrative	159	124
Accretion of asset retirement obligation	34	32
Impairment of natural gas and oil properties	912	-
	2,173	1,072
Operating earnings (loss)	(1,209)	(63)

Other income (expense)
Interest income	-	119
Interest expense	(62)	(31)
Gain on sale of assets, net	-	-
Other income (expense), net	4	72
Income/(Expense)	(58)	160

Net income (loss) applicable to common shares	$(1,267)	$97

Net income (loss) per common share-basic and diluted	$(0.65)	$0.05

Weighted average common and equivalent shares outstanding - basic	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Three Months Ended
	March 31,
	2012	2011

Cash flows from operating activities
Net income/loss	$(1,267)	$97
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	201	88
Accretion of asset retirement obligation	33	32
Changes in operating assets and liabilities
Other current and non-current assets	(60)	(102)
Accounts payable and other liabilities	143	(312)
Interest receivable	-	305
Interest payable	30	31
Impairment of oil and gas properties	912
Net cash provided by (used) in operating activities	(8)	139

Cash flows from investing activities
Fixed asset additions	(8)	(10)
Net cash provided by (used in) investing activities	(8)	(10)

Cash flows from financing activities
Proceeds from loans	42
Repayment of loans to affiliates	-	(117)
Payment on notes payable	(12)	(3)
Net cash provided by (used in) financing activities	30	(120)

Net increase (decrease) in cash and cash equivalents	14	9
Cash and cash equivalents at beginning of year	109	59

Cash and cash equivalents at end of year	$123	$68

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2011.

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

NOTE C: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We consider accounting policies related to our estimates of depreciation amortization and depletion, segments, oil and gas properties, oil and gas reserves, gas gathering assets, office and field equipment, revenue recognition and gas imbalances, leases, revenue recognition for real estate operations, impairment, and sales of real estate as significant accounting policies.  The policies include significant estimates made by management using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used.  These policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE D: OIL AND GAS RESERVES

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

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission.  Such assumptions include a standardized method for determining pricing and require that future cash flow be discounted using a 10% rate. The valuation that results may not represent management’s estimated current market value of proved reserves.

During the past few years the exploration, development and production of natural gas has resulted in an oversupply of natural gas which has resulted in a substantial reduction in the market price. Management of the Company believes that this oversupply will last for some time and does not anticipate an increase in the price we can receive in the market palace. In April 2012 the Company entering into an agreement to fix the price it receives for the sale of its gas. For the five years ended April 2017 the Company will receive $4.53 per MCF. While the lock-in price is higher than the current market price for natural gas when applying the new price using the formula mandated by the accounting rules the result was a reduction of $912,000 in value of the Company’s recorded interests in its oil and gas properties. This reduction in value has been reflected in financial statements of the company as of March 31, 2012.

NOTE E: CONTINGENCIES

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

The Company has filed a Petition for Review of the Court of Appeals Decision with the Supreme Court of the State of Texas. The Company vigorously denies that it is the “alter ego” of any other entity; further the Company strongly believes that the Court of Appeals opinion is erroneous in concluding that the Company is an “alter ego” of any other entity which is contrary to Nevada substantive law. There are also questions regarding the underlying liability of EurEnergy and if Eurenergy is successful in its petition for review or, even if unsuccessful if the Company is successful on its positions described above, the Trial Court’s judgment could be reinstated and the Company would have no liability on this claim.

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

In March 2011, Chesapeake received a summary judgment award for $686,874 plus legal fees.  The Company has appealed the judge’s ruling. The Company is vigorously pursuing its legal options   however the Company has also recorded its potential obligation should Chesapeake prevail.

 The wells in question are producing natural gas to which the Company is entitled to its pro rata share. Chesapeake is withholding the amounts due the company until the legal matter is resolved. As of March 31, 2012 the Company has recorded a liability due Chesapeake of $491,000.

Other

The Company has been named as a defendant in other lawsuits in the ordinary course of business.  Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

NOTE F:  OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Three months ended March 31, 2012	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$290	$674	$-	$964

Operating expenses	290	355	159	804
Depreciation, Depletion and Amortization	181	11	-	192
Lease Expense	-	231	-	231
Accretion of Asset Retirement Obligation	34	-	-	34
	912			912
Total Operating Expenses	1,417	597	159	2,173
Interest expense	(62)	-	-	(62)
Other income	-	-	4	4
Segment operating income	$(1,189)	$77	$(155)	$(1,267)

Three months ended March 31, 2011	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$280	$729	$-	$1,009

Operating expenses	259	378	124	761
Depreciation, Depletion and Amortization	76	12	-	88
Lease Expense	-	191	-	191
Accretion of Asset Retirement Obligation	32	-	-	32
Total Operating Expenses	367	581	124	1,072
Interest expense	(31)	-	-	(31)
Other income	-	-	72	72
Interest income	-	-	119	119
Segment operating income	$(118)	$148	$67	$97

NOTE G:  NEWLY ISSUED ACCOUNTING STANDARDS

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted.  We do not believe that any such guidance will have a material effect on our financial position or results or operation.

NOTE H:  SUBSEQUENT EVENTS

In April 2012 the Company entering into an agreement to fix the price it receives for the sale of its natural gas. This agreement will be effect from May 2012 through April 2017 during which time the Company will receive $4.53 per MCF. (See Note D)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission.  Such assumptions include a standardized method for determining pricing and require that future cash flow be discounted using a 10% rate. The valuation that results may not represent management’s estimated current market value of proved reserves.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At March 31, 2012, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At March 31, 2012, the Company had current assets of $316,000 and current liabilities of $779,000.

Cash and cash equivalents at March 31, 2012 were $123,000 as compared to $109,000 at December 31, 2011.

Net cash used in operating activities was ($8,000) for the three months ended March 31, 2012.  During the three-month period, the Company had a net loss of $1,267,000. Included in the net loss was an impairment loss of $912,000 to reflect a reduction in the accounting value of the Company’s oil and gas reserves.

Net cash used in investing activities was $8,000 for the three months ended March 31, 2012, consisting of the purchase of equipment and other capitalized drilling costs at the Company’s oil and gas production facility.

Net cash provided in financing activities was $30,000 for the three months ended March 31, 2012, consisting of a net increase in loans from a bank.

Results of Operations

The Company reported a net loss of $1,267,000 for three months ended March 31, 2012, as compared to net income of $97,000 for the similar period in 2011.

For the three months ended March 31, 2012, the Company recorded oil and gas revenues of $290,000 as compared to $280,000 for the comparable period of 2011.  The changes in oil & gas revenue was due to an increase of approximately $70,000 due to new oil wells that were drilled in late 2011 and a decrease of approximately $60,000 due to lower prices being received for the sale of our natural gas.

The Company recorded revenues of $674,000 for the three months ended March 31, 2012 from its retirement property compared to $729,000 for the comparable period in 2011.  The decrease was due almost entirely to a reduction in the number of residence in the facility.

For the three months ended March 31, 2012, the Company recorded oil and gas operating expenses of $471,000 as compared to $335,000 for the comparable period of 2011.  The increase was principally due to an increase in depletion expense. The marked decrease in the market price being paid for natural gas resulted in a modification in the valuation the company placed on its gas reserves which impacted the anticipated production life of its wells. This lead to an acceleration of the depletion expense being recorded.

For the three months ended March 31, 2012, operating expenses and lease expense at the retirement property were $597,000 as compared to $581,000 for the comparable period in 2011. The increase was due to an increase in the lease payment being recorded on the property of $40,000 offset by a general reduction in operating costs.

For the three months ended March 31, 2012, corporate general & administrative expenses were $159,000 as compared to $124,000 for the comparable periods in 2011.  The increase is primarily due to legal fees incurred by the company to defend itself against certain lawsuits.

For the three months ended March 31, 2012, interest income was $0 as compared to $119,000 for the comparable period in 2011.  In December 2011 the Company became concerned about the collectability of a certain note receivable and determined that the note and any accrued interest be fully reserved. The company continues to accrue interest but provides a full reserve should it be unable to collect.

 For the three months ended March 31, 2012 the Company recorded interest expense of $62,000 as compared to $31,000 for the comparable periods in 2011. The increase is due to additional interest due on financing obtained in late 2011. The proceeds were used to drill wells.

The Company recorded other expense of $4,000 for the three months ended March 31, 2012.  In 2011 other expense was $72,000 for the comparable period.  The expense in 2011 was the result of a one-time legal settlement for $71,000 that was not anticipated.

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

New Concept Energy, Inc.

Date: May 15, 2012	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer