Form 10-Q
period 2012-06-30
New Concept Energy, Inc.
filed 2012-08-14
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2012
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,935 shares
(Class)	(Outstanding at August 13, 2012)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Period ended June 30, 2012

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY ENERGY, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	June 30,	December 31,
	2012	2011
Assets

Current assets
Cash and cash equivalents	$100	$109
Accounts receivable from oil and gas sales	216	167
Other current assets	5	20
Total current assets	321	296

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	9,930	11,141

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	1,448	1,486
Other	158	150
Total property and equipment	1,606	1,636

Other assets	578	377

Total assets	12,435	$13,450

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except share amounts)
	June 30,	December 31,
	2012	2011

Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade	$284	$422
Accrued expenses	208	417
Total current liabilities	492	839

Long-term debt
Notes payable	2,329	2,249
Payable - related parties	1,312	691
Asset retirement obligation	2,770	2,702
Other long-term liabilities	490	491
Total liabilities	7,393	6,972

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at March 31, 2012 and December 31, 2011	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(53,817)	(52,381)

	5,042	6,478

Total liabilities & equity	$12,435	$13,450

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2012	2011	2012	2011
Revenue
Oil and gas operations, net of royalties	$325	$280	$615	$560
Real estate operations	663	733	1,337	1,462
	988	1,013	1,952	2,022

Operating expenses
Oil and gas operations	453	365	924	700
Real estate operations	353	321	719	711
Lease expense	231	193	462	384
Corporate general and administrative	134	126	293	250
Accretion of asset retirement obligation	34	32	68	64
Impairment of natural gas and oil properties	-	-	912	-
	1,205	1,037	3,378	2,109
Operating earnings (loss)	(217)	(24)	(1,426)	(87)

Other income (expense)
Interest income	-	120	-	239
Interest expense	(56)	(31)	(118)	(62)
Other income (expense), net	104	1	108	73
Income/(Expense)	48	90	(10)	250

Net income (loss) applicable to common shares	$(169)	$66	$(1,436)	$163

Net income (loss) per common share-basic and diluted	$(0.09)	$0.03	$(0.74)	$0.08

Weighted average common and equivalent shares outstanding - basic	1,947	1,947	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Six Months Ended
	June 30,
	2012	2011

Cash flows from operating activities
Net income/loss	$(1,436)	$163
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	377	181
Accretion of asset retirement obligation	128	64
Changes in operating assets and liabilities
Other current and non-current assets	(251)	(65)
Accounts payable and other liabilities	273	(21)
Interest receivable	-	(239)
Impairment of oil and gas properties	912
Net cash provided by (used) in operating activities	3	83

Cash flows from investing activities
Investment in oil and gas properties		(91)
Fixed asset additions	(32)	(18)
Net cash provided by (used in) investing activities	(32)	(109)

Cash flows from financing activities
Proceeds from loans	42	4
Payment on notes payable	(22)	(5)
Net cash provided by (used in) financing activities	20	(1)

Net increase (decrease) in cash and cash equivalents	(9)	(27)
Cash and cash equivalents at beginning of year	109	59

Cash and cash equivalents at end of year	$100	$32

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011.  Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2012.

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

During the past few years the exploration, development and production of natural gas has resulted in an oversupply of natural gas which has resulted in a substantial reduction in the market price. Management of the Company believes that this oversupply will last for some time and does not anticipate an increase in the price we can receive in the market palace. In April 2012 the Company entering into an agreement to fix the price it receives for the sale of its gas. For the five years ended April 2017 the Company will receive $4.53 per MCF. While the lock-in price is higher than the current market price for natural gas when applying the new price using the formula mandated by the accounting rules the result was a reduction of $912,000 in value of the Company’s recorded interests in its oil and gas properties. This reduction in value has been reflected in financial statements of the company as of June 30, 2012.

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

All of the defendants, including the Company, have filed a Petition for Review of the Court of Appeals Decision with the Supreme Court of the State of Texas. The Company vigorously denies that it is the “alter ego” of any other entity; further the Company strongly believes that the Court of Appeals opinion is erroneous in concluding that the Company is an “alter ego” of any other entity which is contrary to Nevada substantive law. There are also questions regarding the underlying liability of EurEnergy and if Eurenergy is successful in its petition for review or, even if unsuccessful if the Company is successful on its positions described above, the Trial Court’s judgment could be reinstated and the Company would have no liability on this claim.

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

 The wells in question are producing natural gas to which the Company is entitled to its pro rata share. Chesapeake is withholding the amounts due the company until the legal matter is resolved. As of June 30, 2012 the Company has recorded a liability due Chesapeake of $491,000.

Other

The Company has been named as a defendant in other lawsuits in the ordinary course of business.  Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

NOTE F:  OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Six months ended June 30, 2012	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$615	$1,337	$-	$1,952

Operating expenses	586	696	293	1,575
Depreciation, Depletion and Amortization	338	23	-	361
Lease Expense	-	462	-	462
Accretion of Asset Retirement Obligation	68	-	-	68
Impairment of Natural Gas and Oil Properties	912			2,466
Total Operating Expenses	1,904	1,181	293	3,378
Interest expense	(118)	-	-	(118)
Other income	-	-	108	108
Segment operating income	$(1,407)	$156	$(185)	$(1,436)

Six months ended June 30, 2011	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$560	$1,462	$-	$2,022

Operating expenses	541	689	250	1,480
Depreciation, Depletion and Amortization	159	22	-	181
Lease Expense	-	384	-	384
Accretion of Asset Retirement Obligation	64	-	-	64
Total Operating Expenses	764	1,095	250	2,109
Interest expense	(62)	-	-	(62)
Other income	-	-	73	73
Interest income	-	-	239	239
Segment operating income	$(266)	$367	$62	$163

NOTE G:  NEWLY ISSUED ACCOUNTING STANDARDS

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted.  We do not believe that any such guidance will have a material effect on our financial position or results or operation.

NOTE H:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 13, 2012, the date the financial statements were available to be issued, and has determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At June 30, 2012, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At June 30, 2012, the Company had current assets of $321,000 and current liabilities of $492,000.

Cash and cash equivalents at June 30, 2012 were $100,000 as compared to $109,000 at December 31, 2011.

Net cash used in operating activities was ($3,000) for the six months ended June 30, 2012.  During the six-month period, the Company had a net loss of $1,436,000. Included in the net loss was an impairment loss of $912,000 to reflect a reduction in the accounting value of the Company’s oil and gas reserves. Also included in operating activities were non cash expenses including depreciation, depletion and amortization of $377,000 and reserves for future retirement of debt obligations of $128,000.

Net cash used in investing activities was $32,000 for the six months ended June 30, 2012, consisting of the purchase of equipment and other capitalized drilling costs at the Company’s oil and gas production facility.

Net cash provided in financing activities was $20,000 for the six months ended June 30, 2012, consisting of a net increase in loans from a bank.

Results of Operations

The Company reported a net loss of $1,436,000 for six months ended June 30, 2012, as compared to net income of $163,000 for the similar period in 2011.

For the six months ended June 30, 2012, the Company recorded oil and gas revenues of $615,000 as compared to $560,000 for the comparable period of 2011.  The changes in oil & gas revenue was due to an increase of approximately $130,000 due to new oil wells that were drilled in late 2011 and a decrease of approximately $75,000 due to lower prices being received for the sale of our natural gas.

The Company recorded revenues of $1,337,000 for the six months ended June 30, 2012 from its retirement property compared to $1,462,000 for the comparable period in 2011.  The decrease was due almost entirely to a reduction in the number of residence in the facility.

For the six months ended June 30, 2012, the Company recorded oil and gas operating expenses of $924,000 as compared to $700,000 for the comparable period of 2011.  The increase was principally due to an increase in depletion expense. The marked decrease in the market price being paid for natural gas resulted in a modification in the valuation the company placed on its gas reserves which impacted the anticipated production life of its wells. This lead to an acceleration of the depletion expense being recorded.

For the six months ended June 30, 2012, operating expenses and lease expense at the retirement property were $719,000 as compared to $711,000 for the comparable period in 2011.

For the six months ended June 30, 2012, corporate general & administrative expenses were $293,000 as compared to $250,000 for the comparable periods in 2011.  The increase is primarily due to legal fees incurred by the company to defend itself against certain lawsuits.

For the six months ended June 30, 2012, interest income was $0 as compared to $239,000 for the comparable period in 2011.  In December 2011 the Company became concerned about the collectability of a certain note receivable and determined that the note and any accrued interest be fully reserved. The company continues to accrue interest but provides a full reserve should it be unable to collect.

 For the six months ended June 30, 2012 the Company recorded interest expense of $118,000 as compared to $62,000 for the comparable periods in 2011. The increase is due to additional interest due on financing obtained in late 2011. The proceeds were used to drill wells.

The Company recorded other income of $108,000 for the six months ended June 30, 2012.  In 2011 other income was $72,000 for the comparable period.  The income in 2011 was the result of a legal settlement where the Company had previously over accrued for its portion of the loss.

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

New Concept Energy, Inc.

Date: August 14, 2012	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer