Form 10-Q
period 2012-09-30
New Concept Energy, Inc.
filed 2012-11-14
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2012
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,935 shares
(Class)	(Outstanding at November 14, 2012)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Period ended September 30, 2012

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY ENERGY, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	September 30,	December 31,
	2012	2011
Assets

Current assets
Cash and cash equivalents	$235	$109
Accounts receivable from oil and gas sales	177	167
Other current assets	5	20
Total current assets	417	296

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	9,856	11,141

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	1,429	1,486
Other	184	150
Total property and equipment	1,613	1,636

Other assets	635	377

Total assets	12,521	$13,450

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except share amounts)
	September 30,	December 31,
	2012	2011

Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade	$110	$422
Accrued expenses	242	417
Total current liabilities	352	839

Long-term debt
Notes payable	2,347	2,249
Payable - related parties	-	691
Asset retirement obligation	2,770	2,702
Other long-term liabilities	490	491
Total liabilities	5,959	6,972

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at March 31, 2012 and December 31, 2011	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(52,297)	(52,381)

	6,562	6,478

Total liabilities & equity	$12,521	$13,450

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2012	2011	2012	2011
Revenue
Oil and gas operations, net of royalties	$274	$313	$889	$873
Real estate operations	702	690	2,039	2,152
	976	1,003	2,928	3,025

Operating expenses
Oil and gas operations	432	325	1,356	1,025
Real estate operations	359	440	1,078	1,151
Lease expense	231	192	693	576
Corporate general and administrative	108	101	402	351
Accretion of asset retirement obligation	-	32	68	96
Impairment of natural gas and oil properties	-	-	912	-
	1,130	1,090	4,509	3,199
Operating earnings (loss)	(154)	(87)	(1,581)	(174)

Other income (expense)
Interest income	-	121	-	360
Interest expense	(52)	(31)	(170)	(93)
Other income (expense), net	1,726	(60)	1,835	13
Income/(Expense)	1,674	30	1,665	280

Net income (loss) applicable to common shares	$1,520	$(57)	$84	$106

Net income (loss) per common share-basic and diluted	$0.78	$(0.03)	$0.04	$0.05

Weighted average common and equivalent shares outstanding - basic	1,947	1,947	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Nine Months Ended
	September 30,
	2012	2011

Cash flows from operating activities
Net income/loss	$84	$106
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	570	300
Accretion of asset retirement obligation	158	96
Changes in operating assets and liabilities
Other current and non-current assets	(277)	(155)
Accounts payable and other liabilities	(1,179)	319
Interest receivable	-	(340)
Impairment of oil and gas properties	912
Net cash provided by (used) in operating activities	268	326

Cash flows from investing activities
Investment in oil and gas properties	(79)	(349)
Fixed asset additions	(71)	(25)
Net cash provided by (used in) investing activities	(150)	(374)

Cash flows from financing activities
Proceeds from loans	42	-
Payment on notes payable	(34)	(9)
Net cash provided by (used in) financing activities	8	(9)

Net increase (decrease) in cash and cash equivalents	126	(57)
Cash and cash equivalents at beginning of year	109	59

Cash and cash equivalents at end of year	$235	$2

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011.  Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2012.

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

During the past few years the exploration, development and production of natural gas has resulted in an oversupply of natural gas which has resulted in a substantial reduction in the market price. Management of the Company believes that this oversupply will last for some time and does not anticipate an increase in the price we can receive in the market palace. In April 2012 the Company entering into an agreement to fix the price it receives for the sale of its gas. For the five years ended April 2017 the Company will receive $4.53 per MCF. While the lock-in price is higher than the current market price for natural gas when applying the new price using the formula mandated by the accounting rules the result was a reduction of $912,000 in value of the Company’s recorded interests in its oil and gas properties. This reduction in value has been reflected in financial statements of the company in the first quarter of 2012.

The company records a liability for the eventual cost of shutting in its wells when they are determined to be permanently non productive. During the third quarter of 2012 the Company re-evaluated its method of plugging abandoned wells and determined by doing so in-house it could lower the cost. Based upon the Company’s current calculations we have established a sufficient reserve, for accounting purposes, to plug the existing wells when necessary.

NOTE E – RECEIVABLES – PAYABLES – RELATED PARTIES

Prime Income Asset Management, Inc (“PIAMI”) is a real estate management company that also invests in real estate for its own account. PIAMI is indirectly owned by a private trust. The Company had various involvement with PIAMI and its affiliates over the past 7 years and therefore treated PIAMI as a related party.

Beginning in 2006 the Company made loans to PIAMI and its affiliates at interest rates higher than the Company believes it could have obtained elsewhere. By May of 2008 the loans plus accrued interest amounted to approximately $21 million. As of the end of 2011 the loans (which were consolidated into a single loan in 2009) plus accrued interest amounted to approximately $10.3 million. In the fourth quarter of 2011 the Company determined that the financial condition of PIAMI had deteriorated and there could be no assurance that the amount owed would or could be collected. The company recorded a reserve of $10.3 million for the PIAMI loan and reduced the value of the receivable to zero.

Beginning in 2011 the Company conducted business with Pillar Income Asset Management (“Pillar”) whereby Pillar would provide the Company with services including processing payroll, acquiring insurance etc. The Company believes that by purchasing these services through certain large entities it can get lower costs and better service. In addition Pillar loaned the Company $225,000 which was used to settle a lawsuit.

While separate companies both PIAMI and Pillar are both owned by Reality Advisors, Inc. (“RAI”). During 2011 and 2012 the Company incurred  obligations to Pillar totaling approximately $1.7 million. In a joint agreement among Pillar, PIAMI and the Company Pillar agreed to relieve the Company of its obligation to pay the $1.7 million and the Company agreed to reduce the amount owed by Prime by a like amount. In the third quarter of 2012 the Company recorded a $1.7 million gain on the transaction.

Further in a separate agreement among RAI, PIAMI and the Company, RAI has agreed to be obligated to the Company for $1,250,000 and the Company has agreed to further reduce its receivable from PIAMI by a like amount to the extent such receivable is ultimately paid. While the company believes the likelihood of collecting an obligation from RAI is greater than from PIAMI the Company will not record a recover of the bad debt allowance until the receivable from RAI is collected. The Company will continue to attempt to collect the balance of the receivable due from PIAMI however there is no assurance that further collections will occur.

NOTE F: CONTINGENCIES

Carlton Energy Group, LLC

In December 2006, Carlton Energy Group, LLC (“Carlton”) instituted litigation against an individual, Eurenergy Resources Corporation (“Eurenergy”) and several other entities including the Company (which was then known as CabelTel International Corporation) alleging tortuous conduct, breach of contract and other matters and as to the Company that it was the alter ego of Eurenergy. The Carlton claims were based upon an alleged tortuous interference with a contract by the individual and Eurenergy related to the right to explore a coal bed methane concession in Bulgaria which had never (and has not to this day) produced a drop of hydrocarbons. At no time during the pendency of this project or since did the company or any of its officers or directors have any interest whatsoever in the success or failure of the so-called “Bulgaria Project”. However, in the litigation, Carlton alleged that the Company was the “alter-ego” of certain of the other Defendants including Eurenergy.

Following a jury trial in 2009, the Trial Court (295th District Court Harris County, Texas) reduced the actual damages found by the jury of $66.5 million and entered judgment against EurEnergy and the individual jointly and severally for $31.16 million in actual damages on its tortuous-interference claim and the Court further assessed exemplary damages against the individual and EurEnergy in the amount of $8.5 million each. The Court granted a judgment for the Company that it was not the “alter ego” of any of the other parties and thereby would not incur any damages.

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

All of the defendants, including the Company, have filed Petitions for Review of the Court of Appeals Decision with the Supreme Court of the State of Texas. The Company vigorously denies that it is the “alter ego” of any other entity; further the Company strongly believes that the Court of Appeals opinion is erroneous in concluding that the Company is an “alter ego” of any other entity which is contrary to Nevada substantive law. There are also questions regarding the underlying liability of EurEnergy and if Eurenergy is successful in its petition for review or, even if unsuccessful if the Company is successful on its positions described above, the Trial Court’s judgment could be reinstated and the Company would have no liability on this claim.

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

 The wells in question are producing natural gas to which the Company is entitled to its pro rata share. Chesapeake is withholding the amounts due the company until the legal matter is resolved. As of September 30, 2012 the Company has recorded a liability due Chesapeake of $491,000.

Other

The Company has been named as a defendant in other lawsuits in the ordinary course of business.  Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

NOTE G:  OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Nine months ended September 30, 2012	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$889	$2,039	$-	$2,928

Operating expenses	850	1,040	402	2,292
Depreciation, Depletion and Amortization	506	38	-	544
Lease Expense	-	693	-	693
Accretion of Asset Retirement Obligation	68	-	-	68
Impairment of Natural Gas and Oil Properties	912			912
Total Operating Expenses	2,336	1,771	402	4,509
Interest expense	(170)	-	-	(170)
Other income	-	-	1,835	1,835
Segment operating income	$(1,617)	$268	$1,433	$84

Nine months ended September 30, 2011	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$873	$2,152	$-	$3,025

Operating expenses	780	1,119	351	2,250
Depreciation, Depletion and Amortization	245	32	-	277
Lease Expense	-	576	-	576
Accretion of Asset Retirement Obligation	96	-	-	96
Total Operating Expenses	1,121	1,727	351	3,199
Interest expense	(93)	-	-	(93)
Other income	2	-	11	13
Interest income	-	-	360	360
Segment operating income	$(339)	$425	$20	$106

NOTE H:  NEWLY ISSUED ACCOUNTING STANDARDS

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted.  We do not believe that any such guidance will have a material effect on our financial position or results or operation.

NOTE I:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2012, the date the financial statements were available to be issued, and has determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At September 30, 2012, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At September 30, 2012, the Company had current assets of $417,000 and current liabilities of $352,000.

Cash and cash equivalents at September 30, 2012 were $235,000 as compared to $109,000 at December 31, 2011.

Net cash provided from operating activities was $268,000 for the nine months ended September 30, 2012.  During the nine-month period, the Company had net income of $84,000. Included in net income was a $1.7 million recovery of a previously reserved receivable and an impairment loss of $912,000 to reflect a reduction in the accounting value of the Company’s oil and gas reserves. Also included in operating activities were non cash expenses including depreciation, depletion and amortization of $570,000 and reserves for future retirement of debt obligations of $158,000.

Net cash used in investing activities was $150,000 for the nine months ended September 30, 2012, consisting of $79,000 for the purchase of equipment and other capitalized drilling costs at the Company’s oil and gas production facility and $71,000 for the purchase of furniture and equipment at the Company’s retirement facility.

Net cash provided in financing activities was $8,000 for the nine months ended September 30, 2012, consisting of a net increase in loans from a bank.

Results of Operations

The following discussion is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 as included in Part 1, Item1: Financial statements of this report.

Comparison of the three months ended September 30, 2012 to the same period ended 2011

The Company reported net income of $1,520,000 for the three months ended September 30, 2012, as compared to a net loss of $57,000 for the similar period in 2011.

For the three months ended September 30, 2012, the Company recorded oil and gas revenues of $274,000 as compared to $313,000 for the comparable period of 2011.  The changes in oil & gas revenue was due to a decrease of approximately $40,000 due to lower prices being received for the sale of our natural gas.

The Company recorded revenues of $702,000 for the three months ended September 30, 2012 from its retirement property compared to $690,000 for the comparable period in 2011. Occupancy decreased from 91% in 2011 to 85% during the same period in 2012. The decrease was offset by an increase in the rates charged at the facility.

For the three months ended September 30, 2012, the Company recorded oil and gas operating expenses of $432,000 as compared to $325,000 for the comparable period of 2011.  The increase was principally due to an increase in depletion expense. The marked decrease in the market price being paid for natural gas resulted in a modification in the valuation the company placed on its gas reserves which impacted the anticipated production life of its wells. This lead to an acceleration of the depletion expense being recorded.

For the three months ended September 30, 2012, operating expenses and lease expense at the retirement property were $590,000 as compared to $632,000 for the comparable period in 2011. The increase was due to an increase in the lease rate the company pays for the right to operate the facility.

For the three months ended September 30, 2012, corporate general & administrative expenses were $108,000 as compared to $101,000 for the comparable periods in 2011.

For the three months ended September 30, 2012, accretion of asset retirement obligations were $0 as compared to $32,000 for the comparable periods in 2011.  During the third quarter of 2012 the Company re-evaluated its method of plugging abandoned wells and determined by doing so in-house it could lower the cost. Based upon the Company’s current calculations we have established a sufficient reserve, for accounting purposes, to plug the existing wells when necessary.

For the three months ended September 30, 2012, interest income was $0 as compared to $121,000 for the comparable period in 2011.  In December 2011 the Company became concerned about the collectability of a certain note receivable and determined that the note and any accrued interest be fully reserved. The company continues to accrue interest but provides a full reserve should it be unable to collect.

 For the three months ended September 30, 2012 the Company recorded interest expense of $52,000 as compared to $31,000 for the comparable periods in 2011. The increase is due to additional interest due on financing obtained in late 2011. The proceeds were used to drill wells.

 For the three months ended September 30, 2012 the Company recorded other income of $1,726, 000 as compared to a loss of $60,000 for the comparable period   in 2011. In 2012 the Company recorded a $1,700,000 gain from the recovery of a previously reserved note receivable. See Footnote E for a more detailed description of the recovery.

Comparison of the nine months ended September 30, 2012 to the same period ended 2011

The Company reported net income of $84,000 for nine months ended September 30, 2012, as compared to net income of $106,000 for the similar period in 2011.

For the nine months ended September 30, 2012, the Company recorded oil and gas revenues of $889,000 as compared to $873,000 for the comparable period of 2011.  The changes in oil & gas revenue was due to an increase of approximately $241,000 due to new oil wells that were drilled during 2011 and a decrease of approximately $225,000 due to lower prices being received for the sale of our natural gas.

The Company recorded revenues of $2,039,000 for the nine months ended September 30, 2012 from its retirement property compared to $2,152,000 for the comparable period in 2011.  Occupancy decreased from 91% in 2011 to 85% during the same period in 2012. The decrease was offset by an increase in the rates charged at the facility.

For the nine months ended September 30, 2012, the Company recorded oil and gas operating expenses of $1,356,000 as compared to $1,025,000 for the comparable period of 2011.  The increase was principally due to an increase in depletion expense. The marked decrease in the market price being paid for natural gas resulted in a modification in the valuation the company placed on its gas reserves which impacted the anticipated production life of its wells. This lead to an acceleration of the depletion expense being recorded.

For the nine months ended September 30, 2012, operating expenses and lease expense at the retirement property were $1,771,000 as compared to $1,727,000 for the comparable period in 2011. The increase was principally due to an increase in the lease rate the company pays for the right to operate the facility.

For the nine months ended September 30, 2012, corporate general & administrative expenses were $402,000 as compared to $351,000 for the comparable periods in 2011.  The increase is primarily due to legal fees incurred by the company to defend itself against certain lawsuits.

For the nine months ended September 30, 2012, interest income was $0 as compared to $360,000 for the comparable period in 2011.  In December 2011 the Company became concerned about the collectability of a certain note receivable and determined that the note and any accrued interest be fully reserved. The company continues to accrue interest but provides a full reserve should it be unable to collect.

 For the nine months ended September 30, 2012 the Company recorded interest expense of $170,000 as compared to $93,000 for the comparable periods in 2011. The increase is due to additional interest due on financing obtained in late 2011. The proceeds were used to drill wells.

The Company recorded other income of $1,835,000 for the nine months ended September 30, 2012.  In the third quarter of 2012 the Company recorded a $1,700,000 gain from the recovery of a previously reserved note receivable. See Footnote E for a more detailed description of the recovery.

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

New Concept Energy, Inc.

Date: November 14, 2012	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer