Form 10-Q/A
period 2012-03-31
New Concept Energy, Inc.
filed 2013-03-12
CIK 105744

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
Yes: R No: Ј

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes: R   No Ј

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

AMENDMENT #1 FOR QUARTERLY REPORT ON FORM 10-Q FOR
NEW CONCEPT ENERGY, INC.

The undersigned registrant hereby amends the following items, exhibits, or other portions of its Quarterly Report on Form 10-Q Quarterly Report for the quarter ended March 31, 2012 as set forth below in the substituted pages attached hereto which replace the same numbered pages in the original filing.

Exhibits Page 16 - The certification required by Item 601(b)(32) of Regulation S-K is noted as attached as Exhibit 32.1has been corrected

“Exhibit 32.1” – Corrected reference to quarter ended March 31, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11 , 2013	New Concept Energy, Inc.

By: /s/ Gene S. Bertcher
Gene S. Bertcher
Principal Executive Officer,
President and Chief Financial Officer

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Period ended March 31, 2012

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDARIES
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

New Concept Energy, Inc.

Date: March 11, 2013	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer