Form 10-Q/A
period 2012-06-30
New Concept Energy, Inc.
filed 2013-03-12
CIK 105744

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

AMENDMENT NO. 1 TO FORM 10-Q FOR QUARTER ENDED JUNE 30, 2012
NEW CONCEPT ENERGY, INC.

The undersigned registrant hereby amends the following items, exhibits, or other portions of its Form 10-Q Quarterly Report for the quarter ended June 30, 2012 as set forth below and the substituted pages attached hereto which replace the same numbered pages in the original filing.

Page 11 – Management’s Discussion and Analysis – added a quarter-to-quarter comparison.

Exhibits Page 17 – The certification required by Item 601(b)(32) of Regulation S-K is noted as attached as Exhibit 32.1 has been corrected.

“Exhibit 32.1” – Corrected reference to quarter ended June 30, 2012.

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

Results of Operations

The following discussion is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011.

Comparison of the three months ended June 30, 2012 to the same period ended 2011

The Company reported a net loss of $169,000 for the three months ended June 2012, as compared to net income of $66,000 for the similar period in 2011.

For the three months ended June 30, 2012, the Company recorded oil and gas revenues of $325,000 as compared to $280,000 for the comparable period of 2011. The changes in oil and gas revenue was due to an increase of approximately $105,000 due to new oil wells that were drilled in late 2011 and a decrease of approximately $60,000 due to lower prices being received for the sale of our natural gas.

The Company recorded revenues of $663,000 for the three months ended June 30, 2012 from its retirement property compared to $733,000 for the comparable period in 2011. The decrease was due almost entirely to a reduction in the number of residents in the facility.

For the three months ended June 30, 2012, the Company recorded oil and gas operating expenses of $453,000 as compared to $365,000 for the comparable period of 2011. The increase was partially due to an increase in depletion expense. The marked decrease in the market price being paid for natural gas resulted in a modification in the valuation the company placed on its gas reserves which impacted the anticipated production life of its wells. This led to an acceleration of the depletion expense being recorded.

For the three months ended June 30, 2012, operating expenses at the retirement property were $353,000 as compared to $321,000 for the comparable period in 2011. The increases in operating expenses were due to an overall increase in non payroll related expenses.

For the three months ended June 30, 2012, corporate general & administrative expenses were $134,000 as compared to $126,000 for the comparable periods in 2011.

For the three months ended June 30, 2012, interest income was $0 as compared to $120,000 for the comparable period in 2011. In December 2011 the Company became concerned about the collectability of a certain note receivable and determined that the note and any accrued interest be fully reserved. The company continues to accrue interest but provided a full reserve should it be unable to collect.

Comparison of the six months ended June 30, 2012 to the same period ended 2011

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