Form 10-K/A
period 2011-12-31
New Concept Energy, Inc.
filed 2013-03-13
CIK 105744

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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

NEW CONCEPT ENERGY, INC.

The undersigned registrant hereby amends the following items, exhibits, or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as set forth below in the substituted pages attached hereto which replace the same numbered pages in the original filing.

Page 7, Item 1 – Business – “Oil and Gas Operations” added additional oil and gas information and producing well information for 2009, 2010 and 2011

Page 6, Item 1 – “Retirement Community” added disclosures pertaining to historical property occupancy trends accompanied with property average rent

Page 25, Item 11 – “Executive Compensation” – add a discussion of the Shared Services Agreement between the Company and Pillar Income Asset Management in Footnote (1)

Page 27, Item 11 – “Directors Fees” correct the disclosure of director fees to reflect an annual fee of $10,500 for each of four outside directors

Page 28, Item 13 – “Certain Relationships and Related Transactions, and Director Independence” add discussion of the Company’s relationship with Pillar Income Asset Management

Page 33, Item 15 – “Exhibit Index has been corrected to delete the reference to Exhibit 10.3 where no such exhibit exists

Page 36, Item 15 – “Exhibits and Financial Statement Schedules” correct the date on Report of Independent Registered Public Accounting Firm

“Exhibit 31.1” – Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, of Principal Executive Officer and Chief Financial Officer

“Exhibit 32.1” – Certification of Principal Executive Office and Chief Financial Officer pursuant to 18 U.S.C. § 1850

“Exhibit 99.1” - Reserve Study dated February 23, 2012 prepared by Lee Keeling and Associates, Inc. is included as an Exhibit

“Exhibit 99.2” – Shared Services Agreement is included as an Exhibit

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2013	New Concept Energy, Inc.

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

Oil and Gas Operations

The Company, through its wholly owned subsidiaries Mountaineer State Energy, Inc. and Mountaineer State Operations, LLC.  operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia. The vast majority of this oil & gas operation was acquired through the acquisition of the Carl E. Smith Companies in 2008  As of March 30, 2012 the Company has 129 producing gas wells, 27 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

With the exception of 7 wells that were drilled during the past year the wells in West Virginia and Ohio were drilled in the 1960’s, the majority were drilled in the 1970’s and 1980’s.  The majority of wells are located on leased property under mineral rights contracts.

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

·
Expanding the definition of oil and gas-producing activities to include the extraction of saleable hydrocarbons, in the solid, liquid or gaseous state, from oil sands, coal beds or other nonrenewable natural resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction;

·
Amending the definition of proved oil and gas reserves to require the use of an average of the first-day-of-the-month commodity prices during the 12-month period ending on the balance sheet date rather than the period-end commodity prices;

·	Adding to and amending other definitions used in estimating proved oil and gas reserves, such as "reliable technology" and "reasonable certainty";

·	Broadening the types of technology that an issuer may use to establish reserves estimates and categories; and,

·	Changing disclosure requirements and providing formats for tabular reserve disclosures.

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

Additional Oil and Gas Information

Production
2011 - 176,654 Mcf of natural gas and 5,074 Bbls of oil
2010 - 192,000 Mcf of natural gas and 1,855 Bbls of oil
2009 - 236,000 Mcf of natural gas

Average sales price per unit
2011 - $5.29 per Mcf and $92.98per Bbls
2010 - $6.37 per Mcf and $74.54 per Bbls
2009 - $5.26 per Mcf

Average production cost per unit
2011 - $0.79 per Mcf and Bbls
2010 - $0.49 per Mcf and Bbls
2009 - $0.30 per Mcf

Productive wells
2011 – 129
2010 – 121
2009 – 122

Developed acreage – approximately 20,000 acres

Drilling activity – The Company acquired the operations in Ohio and West Virginia in October 2008 andinitially focused on networking existing gas wells. During 2011 the Company has drilled 8 wells at a total costof approximately $950,000.

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

The average occupancy and lease rate per resident for our one retirement facility is as follows:

Average                      Average
            Occupancy                Monthly Rate

December 2007                                                                                                  99.8%                                    $2,028
December 2008                                                                                                  96.7%                                    $2,052
December 2009                                                                                                  93.8%                                    $2,123
December 2010                                                                                                  91.3%                                    $2,139
December 2011                                                                                                  90.5%                                    $2,191

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

Commencing in February 2008, three other publicly held entities needed a chief financial officer, Income Opportunity Realty Investors, Inc. (“IOT”), Transcontinental Realty Investors, Inc. (“TCI”) and American Realty Investors, Inc. (“ARL”) each of which have the same contractual advisor, now Pillar Income Asset Management, Inc. (“Pillar”). On an interim basis, these three entities made an arrangement with the Company for the accounting and administrative services of the Company, specifically Gene S. Bertcher, President and principal executive officer of the Company who is a certified public accountant and has a long history in that industry. At the time NCE through Bertcher was also providing accounting and administrative services to other entities on a fee based arrangement to assist those entities when NCE has excess capacity and personnel to provide accounting services. Commencing February 2008, Mr. Bertcher was elected as an officer and chief financial officer of each of IOT, TCI and ARL. As a compensation arrangement evolved over time, the three entities agreed to reimburse NCE for one-half of the gross compensation and related expenses of Bertcher at NCE and from and after December 31, 2010, arranged to provide office space for Mr. Bertcher and certain other NCE personnel rather that requiring operating out of two separate locations. Beginning January 1, 2011, the NCE accounting department moved into offices maintained by the contractual advisor of the three entities. Further, NCE was allowed then use of certain administrative services such as space on the contractual advisor’s computer server, use of copiers, telephone services, etc. NCE has not been charged for the use of office space, computer services, telephone service or other day-to-day cost of operating an office. Each of IOT, TCI and ARL effectively split the cost one-third each. ARL owns in excess of 80% of the Common Stock of TCI and TCI in turn owns in excess of 80% of the Common Stock of IOT. The agreement renews on an annual basis and is terminable on sixty days written notice.

The salary in the above table represents the portion of Mr. Bertcher’s compensation paid by the Company.

GRANTS OF PLAN-BASED AWARDS

None

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None

OPTION EXERCISES AND STOCK VESTED

The option to purchase 10,000 shares was exercised in December 2008.  The option to purchase 40,000 shares expired in December 2008.

PENSION BENEFITS

None

NONQUALIFIED DEFERRED COMPENSATION

None

DIRECTOR COMPENSATION
Name	Fees Earned Or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Roz Campisi Beadle	$ 10,500						$10,500
Gene S. Bertcher	$ —						$ —
James E. Huffstickler	$ 10,500						$10,500
Dan Locklear	$ 10,500						$10,500
Victor L. Lund	$ 10,500						$10,500

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

Since April 2011 Pillar has provided certain administrative services to the Company and its subsidiaries including payroll assistance, insurance assistance, supplies and other operational matters for which NCE will pays funds to Pillar for the cost of the services. Pillar is owned by the same entity that owns PIAMI.

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

3.11	Certificate of Amendment to Articles of Incorporation effective March 21, 2007 (incorporated by reference to Exhibit 3.13 of Registrant’s Current Report on Form 8-K for event occurring March 21, 2005)
3.12	Amended and restated bylaws of New Concept Energy, Inc. dated November 18, 2008.
10.1	Registrant’s 1997 Stock Option Plan (filed as Exhibit 4.1 to Registrant’s Form S-8 Registration Statement, Registration No. 333-33985 and incorporated herein by this reference).
10.2	Registrant’s 2000 Stock Option Plan (filed as Exhibit 4.1 to Registrant’s Form S-8 Registration Statement, Registration No. 333-50868 and incorporated herein by this reference)
14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
21.1*	Subsidiaries of the Registrant
23.2*	Consent of Lee Keeling & Associates, Inc.
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer and Chief Financial Officer

32.1*	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Reserve Study dated February 23, 2012 prepared by Lee Keeling and Associates, Inc. is included as Exhibit
99.2	Shared Services Agreement effective December 31, 2010.
101	Interactive data files pursuant to Rule 405 of Regulation S-T

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CONCEPT ENERGY, INC.

March 11, 2013	by: /s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene S. Bertcher Gene S. Bertcher	Chairman, President, Principal Executive Officer, Chief Financial Officer and Director	March 11, 2013
/s/ Roz Campisi Beadle Roz Campisi Beadle	Director	March 11, 2013
/s/ James Huffstickler James Huffstickler	Director	March 11,2013
/s/ Dan Locklear Dan Locklear	Director	March 11, 2013
/s/ Victor L. Lund Victor L. Lund	Director	March 11, 2013

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
March 30, 2012

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

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
(amounts in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue
Oil and gas operations, net of royalties	$1,020	$1,288	$1,246
Real estate operations	2,881	2,925	2,852
	3,901	4,213	4,098

Operating expenses
Oil and gas operations	1,430	1,292	1,498
Real estate operations	1,290	1,225	1,217
Lease expense	866	886	958
Corporate general and administrative	619	731	1,342
Accretion of asset retirement obligation	129	123	117
Impairment of natural gas and oil properties	1,428	-	1,695
	5,762	4,257	6,827
Operating earnings (loss)	(1,861)	(44)	(2,729)

Other income (expense)
Interest income	360	497	574
Interest expense	(131)	(124)	(123)
Bad debt expense - note receivable	(10,006)	-	-
Other income (expense), net	(155)	(340)	68
	(9,932)	33	519

Earnings from continuing operations	(11,793)	(11)	(2,210)

Net income (loss) applicable to common shares	$(11,793)	$(11)	$(2,210)

Net income (loss) per common share-basic and diluted	$(6.06)	$(0.01)	$(1.14)

Weighted average common and equivalent shares outstanding - basic	1,947	1,947	1,947

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

The Company has payables to related parties of $691,000 and $953,000 for December 31, 2011 and 2010 respectively.  This balance includes amounts due for various accounting services such as payroll, insurance, supplies and other operational matters which the Company obtained through related parties.

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

NOTE L – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Year ended December 31, 2011	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$1,020	$2,881	$-	$3,901

Operating expenses	1,095	2,154	577	5,217
Depreciation, depletion and amortization	335	42	2	416
Accretion of asset retirement obligation	129	-	-	129
Impairment of oil and gas properties	1,428
Total Operating Expenses	2,987	2,196	579	5,762
Interest expense	-	-	(131)	(131)
Other income	-	-	(10,161)	(10,161)
Interest income	-	-	360	360
Segment operating income	$(1,967)	$685	$(10,511)	$(11,793)
Assets	$12,376	$254	$820	$13,450

Year ended December 31, 2010	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$1,248	$2,965	$-	$4,213

Operating expenses	970	2,072	729	3,771
Depreciation, Depletion and Amortization	322	39	2	363
Accretion of Asset Retirement Obligation	123	-	-	123
Total Operating Expenses	1,415	2,111	731	4,257
Interest expense	(124)	-	-	(124)
Other income	-	-	(340)	(340)
Interest income	-	-	497	497
Segment operating income	$(291)	$854	$(574)	$(11)
Assets	$12,950	$220	$10,852	$24,022

Year ended December 31, 2009	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$1,206	$2,892	$-	$4,098

Operating expenses	1,173	2,118	1,342	4,633
Depreciation, Depletion and Amortization	325	57	-	382
Accretion of Asset Retirement Obligation	117	-	-	117
Impairment of oil and gas properties	1,695	-		1,695
Total Operating Expenses	3,310	2,175	1,342	6,827
Interest expense	(123)	-	-	(123)
Other income	30	-	38	68
Interest income	-	-	574	574
Segment operating income	$(2,197)	$717	$(730)	$(2,210)
Assets	$13,103	$292	$11,816	$25,211

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