Form 10-K/A
period 2011-12-31
New Concept Energy, Inc.
filed 2013-03-21
CIK 105744

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

“Exhibit 21.1" - Subsidiaries of Registrant is included.

“Exhibit 31.1" - Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, of Principal Executive Officer and Chief Financial Officer has been corrected.

“Exhibit 32.1" - Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1850 has been corrected.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2013	New Concept Energy, Inc.

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

NEW CONCEPT ENERGY, INC.

March 21, 2013	by: /s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene S. Bertcher Gene S. Bertcher	Chairman, President, Principal Executive Officer, Chief Financial Officer and Director	March 21, 2013
/s/ Roz Campisi Beadle Roz Campisi Beadle	Director	March 21, 2013
/s/ James Huffstickler James Huffstickler	Director	March 21,2013
/s/ Dan Locklear Dan Locklear	Director	March 21, 2013
/s/ Victor L. Lund Victor L. Lund	Director	March 21, 2013

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