Form 10-K
period 2012-12-31
New Concept Energy, Inc.
filed 2013-04-01
CIK 105744

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission File Number 000-08187
NEW CONCEPT ENERGY, INC.
(Exact name of registrant as specified in its charter)
Nevada	75-2399477
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)
1603 LBJ Freeway, Suite 300 Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number including area code	(972) 407-8400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	NYSE MKT

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

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the NYSE MKT as of June 30, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $923,000 based upon a total of 895,982 shares held as of June 30, 2012 by persons believed to be non-affiliates of the Registrant.  The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 29, 2013, there were 1,946,935 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

NEW CONCEPT ENERGY, INC.
Index to Annual Report on Form 10-K
Fiscal year ended December 31, 2012

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

Oil and Gas Operations

The Company, through its wholly owned subsidiaries Mountaineer State Energy, Inc. and Mountaineer State Operations, LLC.  operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia. The vast majority of this oil & gas operation was acquired through the acquisition of the Carl E. Smith Companies in 2008.  As of December 31, 2012 the Company has 152 producing gas wells, 31  non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

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

●
Expanding the definition of oil and gas-producing activities to include the extraction of saleable hydrocarbons, in the solid, liquid or gaseous state, from oil sands, coal beds or other nonrenewable natural resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction;

●
Amending the definition of proved oil and gas reserves to require the use of an average of the first-day-of-the-month commodity prices during the 12-month period ending on the balance sheet date rather than the period-end commodity prices;

●	Adding to and amending other definitions used in estimating proved oil and gas reserves, such as "reliable technology" and "reasonable certainty";

●	Broadening the types of technology that an issuer may use to establish reserves estimates and categories; and,

●	Changing disclosure requirements and providing formats for tabular reserve disclosures.

According to our independent reserve engineering firm, Lee Keeling & Associates, Inc. as of December 31, 2012, our Proved Reserves in Ohio and West Virginia were approximately 2.8 million Mcf of natural gas and 104 thousand Bbls of oil.  Of the total Proved Reserves, approximately 22% were Proved Developed Reserves.  As of December 31, 2012, the related PV-10 of our Proved Reserves was approximately $10.7 million from Ohio & West Virginia.  Additionally the company has other Proved Reserves of approximately $250 thousand in Fayetteville Arkansas.

Additional Oil and Gas Information

Production

2012 –259,000 Mcf of natural gas and 6,396 Bbls of oil
2011 - 215,000 Mcf of natural gas and 5,074 Bbls of oil
2010 - 235,000 Mcf of natural gas and 1,855 Bbls of oil

Average sales price per unit

2012 - $3.65 per Mcf and $92.43per Bbls
2011 - $5.29 per Mcf and $92.98per Bbls
2010 - $6.37 per Mcf and $74.54 per Bbls

Average production cost per unit

2012 - $0.86 per Mcf and Bbls
2011 - $0.79 per Mcf and Bbls
2010 - $0.49 per Mcf and Bbls
2009 - $0.30 per Mcf

Productive wells

2012 – 152
2011 – 150
2010 – 131

Developed acreage – approximately 20,000 acres

Drilling activity – The Company acquired the operations in Ohio and West Virginia in October 2008 and initially focused on networking existing gas wells. During 2011 the Company has drilled 8 wells at a total cost of approximately $950,000.

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

The average occupancy and lease rate per resident for our one retirement facility is as follows:

	Average	Average
	Occupancy	Monthly Rate

December 2012	92.1%	$2,225
December 2011	90.5%	$2,191
December 2010	91.3%	$2,139
December 2009	93.8%	$2,123
December 2008	96.7%	$2,052

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

Employees

At December 31, 2012, the Company employed, in all segments, 50 people (24 full-time and 26 part-time).  The Company believes it maintains good relationships with its employees.  None of the Company’s employees are represented by a collective bargaining group.

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

Government Regulation

Management is not aware of any non-compliance by the Company of applicable regulatory requirements that would have a material adverse effect on the Company’s financial condition or results of operations.

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

As of March 30, 2013, a group of entities owned and controlled approximately 42% of the Company’s outstanding common stock.  This group has significant voting power to block any attempted change in control – See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company’s principal offices are located at 1603 LBJ Freeway Suite 300, Dallas, Texas 75234.  The Company believes this space is presently suitable, fully utilized and will be adequate for the foreseeable future.

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

The Company’s retirement community is suitable, fully utilized and adequate for the purpose to which it is devoted.

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

Development plan

In September 2008, the Company through its acquisition of Carl E. Smith, Inc. (now known as Mountaineer State Energy, Inc.) acquired 20,000 acres of mineral rights in Ohio and West Virginia.  The 20,000 acres are both surrounded and interspersed of hundreds of existing wells of which 138 producing wells were owned by the Company and other non-related entities owned the rest of such wells.  The entire area has pipelines in place and decades of information regarding reserves.

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

Proved Reserves

The following table presents our estimated proved reserves as of December 31, 2012.  These estimates correspond with the method used in presenting the “Supplemental Information on Oil and Gas Operations” in Note O to our consolidated financial statements included in this report.

	Gas	Oil
	(MMCF)	(MBBLS)
Proved Reserves
U.S. Onshore
Developed Producing	593	35
Developed Non-Producing	-	-
Undeveloped	2,256	68
Total Proved Reserves	2,849	103

The following table presents the changes in our total proved undeveloped reserves.

	Gas	Oil
	(MMCF)	(MBBLS)
Proved undeveloped reserves as of December 31, 2011	1,447	47
Revaluation of undeveloped reserves	809	21
Conversion to proved developed reserves	-	-

Proved undeveloped reserves as of December 31, 2012	2,256	68

Well Statistics

The following table sets forth our wells (all natural gas) as of December 31, 2012.

	Wells
	Gross (1)	Net (2)
U.S. Onshore
Producing	152	148
Non-Producing	31	31
Total wells	183	179

(1)  Gross wells are the sum of all wells in which we own an interest.
(2)  Net wells are gross wells multiplied by our fractional working interests on the well.

Acreage Statistics

The following table sets forth our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2012.

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

Following a jury trial in 2009, the Trial Court (295th District Court of Harris County, Texas) reduced the actual damages found by the jury of $66.5 million and entered judgment against EurEnergy and the individual jointly and severally for $31.16 million in actual damages on its tortuous-interference claim and the Court further assessed exemplary damages against The individual and EurEnergy in the amount of $8.5 million each. The Court granted a judgment for the Company finding that it was not the “alter ego” of any of the other parties and thereby would not incur any damages.

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

The Company, and the other defendants, filed a Petition for Review of the Court of Appeals Opinion with the Supreme Court of the State of Texas. After requesting a response from the Plaintiff the Supreme Court requested full briefing on the merits. In March 2013 the Supreme Court granted the Petition for Review and the court will hear oral arguments later in 2013.

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

In March 2011, Chesapeake received a summary judgment award including prejudgment interest for $686,874 plus $65,000 in legal fees. The judgment did however acknowledge that the plaintiff did not pay the company for it’s pro rata share of the gas produced by the two wells

The Company has appealed the judgment to the Court of Appeals which reduced the judgment by approximately $16,000 but otherwise affirmed the lower court ruling. The company filed an appeal with the Texas Supreme Court however on February 15, 2013 the Supreme Court denied the petition.

The Company is pursuing its legal remedies to collect for the gas that has been previously produced. As of December 2012 the Company has recorded a net liability due Chesapeake of $491,000.

Item 4.  Mine Safety Disclosures

Not Applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common stock of the Company is listed and traded on the NYSE MKT using the symbol “GBR”.  The following table sets forth the high and low sales prices as reported in the reporting system of the NYSE MKT and other published financial sources

	2012		2011
	High	Low	High	Low

First Quarter	3.70	2.06	6.76	2.96
Second Quarter	1.85	1.03	3.87	2.23
Third Quarter	1.12	0.90	2.53	1.85
Fourth Quarter	1.66	0.94	2.39	1.76

On March 22, 2013 the closing price of the Company’s common stock was $1.25 per share.  According to the Transfer Agent’s records, at March 27, 2012 our common stock was held by approximately 405 holders of record.

Dividends

The Company paid no dividends on its common stock in 2012 or 2011.  The Company has not paid cash dividends on its common stock during at least the last ten fiscal years and it has been the policy of the Board of Directors of the Company to retain all earnings to pay down long-term debt and finance future expansion and development of its businesses.  The payment of dividends, if any, will be determined by the Board of Directors in the future in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Purchases of Equity Securities

The Board of Directors has not authorized the repurchase of any shares of its common stock under any share repurchase program, except when stockholders owning less than one round lot (100 shares) so request, the Company will purchase shares at market closing on the last trading day prior to receipt of the certificate(s).  The Company repurchased no shares during the three months ended December 31, 2012.

Item 6.  Selected Financial Data

The selected consolidated financial data presented below are derived from the Company’s audited financial statements.

	December 31,
	2012	2011	2010
	(amounts in thousands, except per share amounts)

Operating revenue	$3,944	$3,901	$4,213
Operating expenses	5,766	5,762	4,257
Operating profit (loss)	(1,822)	(1,861)	(44)

Earnings (loss) from continuing operations before income taxes	168	(11,793)	(11)
Income tax (expense)	—	—	—

Earnings (loss) from continuing operations	168	(11,793)	(11)

NET EARNINGS (LOSS)	$168	$(11,793)	$(11)

Earnings (loss) per common share – basic and diluted
Continuing operations	$0.09	$(6.05)	$(0.01)
Net earnings per share	$0.09	$(6.05)	$(0.01)
Basic weighted average common shares	1,947	1,947	1,947

Balance Sheet Data:
Total assets	$12,484	$13,450	$24,067
Long-term debt	2,857	3,431	2,984
Asset retirement obligation	2,770	2,702	2,573
Total liabilities	5,838	6,972	5,796
Total stockholders equity	$6,646	$6,478	$18,271

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

The Company, through its wholly owned subsidiaries Mountaineer State Energy, Inc. and Mountaineer State Operations, LLC.  operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia. The vast majority of this oil & gas operation was acquired through the acquisition of the Carl E. Smith Companies in 2008  As of March 29, 2013 the Company has 152 producing gas wells, 31 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

With the exception of 8 wells that were drilled during the past two years the wells in West Virginia and Ohio were drilled in the 1960’s, the majority were drilled in the 1970’s and 1980’s.  The majority of wells are located on leased property under mineral rights contracts.

A component of the purchase price for the acquisition of Carl E. Smith, Inc were certain non interest bearing long term obligations which the Company will paid out over the next 15 years.  The Company has evaluated the above notes and after factoring in certain offsets provided for in the agreement has valued the above obligations at $1,498,000 at December 31, 2012.

As of December 31, 2012, the Company leased one independent living community in Oregon, with a capacity of 114 residents.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At December 31, 2012, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At December 31, 2012, the Company had current assets of $610,000 and current liabilities of $211,000.

Cash and cash equivalents totaled $398,000 at December 31, 2012 and 109,000 at December 31, 2011.  New Concept’s principal sources of cash are property operations, sales of oil and gas, and proceeds from sales of assets.

Net cash provided by continuing operating activities was $501,000 in 2012, $566,000 in 2011 and $104,000 in 2010.

Net cash provided by (used in) investing activities was ($209,000) in 2012, $(1,336,000) in 2011 and $(267,000) in 2010.

Net cash provided by (used in) financing activities was ($3,000) in 2012, $820,000 in 2011 and $67,000 in 2010.

Results of Operations

Fiscal 2012 as compared to 2011

Revenues: Total revenues for 2012 and 2011 were $3.9 million.  In early 2012 the Company entered into a five year agreement to sell its gas at an agreed upon price.

 Operating Expenses: In 2012 the Company recorded a non-cash charge to operations of $ 912,000 pursuant to the requirements of the “full cost ceiling test “.  In 2011 the Company recorded a similar write down of $1.4 million. In 2012 oil and gas operating expenses increased by $390,000 when compared to 2011 which is almost entirely due to an increase in depletion expense of $363,000. The operating expenses for the real estate operations increased by $175,000 in 2012 when compared to 2011. During 2011 the Company was in the final year of the primary 10 year lease for its retirement facility and recorded a required accounting adjustment to reduce the accounting cost of the lease by $140,000 to give effect to a even lease expense over the entire 10 years of the primary lease.

Interest Income & Expense: Interest income decreased by $360,000 in 2012 when compared to 2011 due to the Company not accruing interest income on its note receivable from Prime Income Asset Management, Inc (see Note C).

Other Income & (Expense): Other income & (expense) was $122,000 for 2012 as compared to $(155,000) in 2011. The balances in 2012 and 2011 are comprised of numerous events.

Bad Debt Expense: In 2011 the company recorded a bad debt expense with respect to a note receivable of $10 million dollars (see: Item 13. on page 26 and Footnote C on page 45 for an explanation of the transaction)

Fiscal 2011 as compared to 2010

Revenues: Total revenues for 2011 were $3.9 million compared to $4.2 million in 2011.  The primary reason for the decrease was lower prices for the Company’s natural gas sales.  The Company does not have long term contracts for its oil and gas production and sell at the spot price with each month’s deliveries. The spot price for gas decreased all throughout 2011.

Operating Expenses: In 2011 the Company recorded a non-cash charge to operations of $1.4 million pursuant to the requirements of the “full cost ceiling test “

Interest Income & Expense: Interest income decreased approximately $137,000 in 2011 when compared to 2010 due to the Company not accruing interest income on its note receivable from Prime Income Asset Management, Inc (see Note C).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting.  There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has adopted a code of conduct that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer.  Stockholders may find our Code of Conduct on our internet website address at http://www.newconceptenergy.com.  We will post any amendments to the Code of Conduct as well as any waivers that are required to be disclosed by the rules of the SEC or the NYSE MKT on our website.

Our Board of Directors has adopted charters for our Audit, Compensation and Governance and Nominating Committees of the Board of Directors.  Stockholders may find these documents on our website by going to the website address http://www.newconceptenergy.com. Stockholders may also obtain a printed copy of the materials referred to by contacting us at the following address:

New Concept Energy, Inc.
Attn: Investor Relations
1603 LBJ Freeway, Suite 300
Dallas, Texas 75234
972-407-8400 (Telephone)

The Audit Committee of the Board of Directors is an “audit committee” for the purposes of Section 3(a) (58) of the Exchange Act.  The members of that Committee are Dan Locklear (Chairman), James Huffstickler and Victor L. Lund.  Mr. Locklear is qualified as an “audit committee financial expert” within the meaning of SEC regulations and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the NYSE MKT.  All of the members of the Audit Committee meet the independence and experience requirements of the listing standards of the NYSE MKT.

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

Roz Campisi Beadle, age 56, (Independent) Director since December 2003

Ms. Beadle is Executive Vice President of Unified Housing Foundation and a licensed realtor.  She has a background in public relations and marketing.  Ms. Beadle is also extremely active in various civic and community services

Gene S. Bertcher, age 64, (Affiliated) Director November 1989 to September 1996 and since June 1999

Mr. Bertcher was elected President and Chief Financial Officer effective November 1, 2004.  He was elected Chairman and Chief Executive Officer in December 2006.  Mr. Bertcher has been Chief Financial Officer and Treasurer of the Company since November 1989 and Executive Vice President from November 1989 until he was elected President.  Also, Mr. Bertcher is  Executive Vice-President and Chief Financial Officer of American Realty Investors, Inc. (NYSE), Transcontinental Realty Investors, Inc. (NYSE), and Income Opportunity Realty Investors, Inc. NYSE MKT, positions he has occupied since February 2008.  He has been a certified public accountant since 1973.  No family relationship exists between Mr. Bertcher and any director or executive officer of the Company.

James E. Huffstickler, age 70, (Independent) Director since December 2003

Mr. Huffstickler has been Chief Financial Officer of Sunchase America, Ltd., a multi-state property management company, for more than nineteen years.  He is a graduate of the University of South Carolina and was formerly employed by Southmark Management, Inc., a nationwide real estate management company.  Mr. Huffstickler has been a certified public accountant since 1976.

Dan Locklear, age 61, (Independent) Director since December 2003

Mr. Locklear has been Chief Financial Officer of Sunridge Management Group, a real estate management company, for more than five years.  Mr. Locklear was formerly employed by Johnstown Management Company, Inc. and Trammel Crow Company.  Mr. Locklear has been a certified public accountant since 1981 and a licensed real estate broker in the State of Texas since 1978.

Victor L. Lund, age 84, (Independent) Director since March 1996

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

Board Committees

The Board of Directors held four meetings during 2012.  For such year, no incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the period that he or she served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.  The Audit Committee was formed on December 12, 2003, and its function is to review the Company’s operating and accounting procedures.  A Charter of the Audit Committee has been adopted by the Board.  The current members of the Audit Committee, all of whom are independent within the SEC regulations, the listing standards of the NYSE MKT and the Company’s Corporate Governance Guidelines are Messrs. Locklear (Chairman), Huffstickler and Lund.  Mr. Dan Locklear is qualified as an Audit Committee financial expert within the meaning of SEC regulations, and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the NYSE MKT. The Audit Committee met four times in 2012.

The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to the corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines.  In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates.  The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance and self-evaluation.  The Charter of the Governance and Nominating Committee was adopted on October 20, 2004.  The members of the Committee are Messrs. Huffstickler (Chairman), Lund and Ms. Beadle.  The Governance and Nominating Committee met once in 2012.

The Board has also formed a Compensation Committee of the Board of Directors, adopted a Charter for the Compensation Committee on October 20, 2004, and selected Ms. Beadle (Chairman) and Messrs. Huffstickler and Locklear as members of that Committee.  The Compensation Committee met once in 2012.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act“), upon written representations received by the Company, the Company is not aware of any failure by any director, officer or beneficial owner of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission on a timely basis.

Item 11.  Executive Compensation

The following tables set forth the compensation in all categories paid by the Company for services rendered during the fiscal years ended December 31, 2012, 2011 and 2010 by the Chief Executive Officer of the Company and to the other executive officers and Directors of the Company whose total annual salary in 2012 exceeded $100,000, the number of options granted to any of such persons during 2011 and the value of the unexercised options held by any of such persons on December 31, 2012.

SUMMARY COMPENSATION TABLE

Change in
						Non-	Pension
						Equity	Value and
Name						Incentive	Nonqualified	All
and						Plan	Deferred	Other
Principal				Stock	Option	Compen-	Compensation	Compen-
Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total

Gene S. Bertcher (1) Chairman, President & Chief Financial Officer	2012	$103,300							$103,300
	2011	$ 98,500							$ 98,500
	2010	$ 98,500							$ 98,500

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 25, 2013, certain information with respect to all stockholders known by the Company to own beneficially more than 5% of the outstanding common stock, which is the only outstanding class of securities of the Company, except for Series B Preferred Stock (the ownership of which is immaterial), as well as information with respect to the Company’s common stock owned beneficially by each director and current executive officers, whose compensation from the Company in 2012 exceeded $100,000, and by all directors and executive officers as a group.  Unless otherwise indicated, each of these stockholders has sole voting and investment power with respect to the shares beneficially owned.

	Common Stock
Name of Beneficial Owner	No. of Shares	Percent of Class*
Arcadian Energy, Inc.(3)(5)	801,098	41.14%
Roz Campisi Beadle	100	**
Gene S. Bertcher(2)	40,811	2.1%
Go Green Fuel N.A., L.P. (6)	100,000	5.14%
HKS Investment Corporation(1)	108,944	5.6%
James E. Huffstickler	—	0%
Dan Locklear	—	0%
Victor L. Lund	—	0%
TacCo Financial, Inc.(3)(4)	500	**
URC Energy, LLC(3)(5)	672,630	34.54%
All executive officers and directors as a group (five persons)	40,911	2.1%

*           Based on 1,946,935 shares of common stock outstanding at March 25, 2013.
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
(3)
Based on Amendment 21 to Schedule 13D, amended May 4, 2012, filed by each of these entities.  Arcadian Energy, Inc. owns 127,968 shares direct and is the sole member of URC Energy, LLC which owns 672,630 shares.  The amended Schedule 13D indicates that these entities, collectively, may be deemed a “Person” within the meaning of Section 13D of the Securities Exchange Act of 1934.

(4)
Consists of 500 shares of common stock.  Officers and Directors of TacCo Financial, Inc. (“TFI”) are Ted P. Stokely, Chairman; RL S. Lemke, President and Treasurer and Craig E. Landess, Secretary.  TFI’s stock is owned by Ted P. Stokely (100%).

(5)
The direct owner of the 672,630 shares of common stock is URC Energy, LLC.  Under Rule 13d-3 of the Exchange Act, Arcadian Energy, Inc. as the sole member of URC Energy, LLC is deemed to be the beneficial owner of such shares.

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

In July 2006, the Company made an unsecured $1.4 million loan to ERC at an annual interest rate of 8%.  In June of 2008, the Company entered into a letter of credit agreement with ERC. The terms of the agreement called for interest at the prime rate plus two percent. At May 21, 2009, the balance of the two notes and accrued interest thereon was $3,970,897.

On November 20, 2007, the Company made a $630,000 loan PIAMI. In 2008, the Company made additional net advances on the loan totaling approximately $6.3 million. The initial loan and the additional advances were combined into a new loan with interest at the prime rate plus two percent.

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

During the first three quarters of 2011 the Company accrued interest of $360,000 and received $715,000 in payments from PIAMI. In the fourth quarter of 2011 the Company determined that the financial condition of PIAMI had deteriorated and there could be no assurance that the amount owed would or could be collected. The company has recorded a reserve of $10 million (the full balance) for the combined note.

Beginning in 2011 the Company conducted business with Pillar Income Asset Management (“Pillar”) whereby Pillar provided the Company with services including processing payroll, acquiring insurance and other administrative matters (rent). The Company believes that by purchasing these services through certain large entities it can get lower costs and better service. In addition, Pillar loaned the Company $225,000 which was used to settle a lawsuit. Pillar does not charge the Company a fee for providing these services.

While separate companies, both PIAMI and Pillar are both owned by Realty Advisors, Inc. (“RAI”).  During 2011 and 2012 the Company incurred obligations to Pillar totaling approximately $1.7 million. In a joint agreement among Pillar, PIAMI and the Company, Pillar agreed to relieve the Company of its obligation to pay $1.7 million and the Company agreed to reduce the amount owed by Prime by a like amount. In the third quarter of 2012 the Company recorded a $1.7 million gain on the transaction. In the fourth quarter of 2012 Pillar incurred expenses on behalf of the Company of $376,000 and agreed to forego payment in exchange for a reduction in the PIAMI obligation. The Company recorded an additional $376,000 gain

In November 2007, the Company entered into an agreement with ERC to provide accounting and administrative services at $15,000 per month. As of June 30, 2009 ERC owes the Company $156,900 for such services.  In June 2009, the agreement with ERC expired. As of December 31, 2009 the amount receivable from ERC has been fully reserved. ERC filed for bankruptcy in 2010.   The Company entered into a similar agreement with Energy Advisors, LLC in July 2009. In 2010 the formal arrangement with Energy Advisors was ended with all amounts due having been paid.

During 2012 the Company and several other defendants settled a lawsuit for $225,000. The Company paid the entire amount and has a note receivable from one of the other defendants (a subsidiary of Arcadian Energy, Inc) for $112,500 representing its share of the settlement. In addition the company paid $48,800 to a consultant and will be reimbursed by Arcadian for a portion of his services.

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

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2012 and 2011 by the Company’s principal accounting firm Swalm & Associates, P.C.:

Type of Fees	2012	2011
Audit Fees	$51,000	$47,000
Audit Related Fees	12,968	-
Tax Fees	9,064	8,325

Total Fees	$73,032	$55,325

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

Financial Information Systems Design and Implementation Fees

Swalm & Associates, P.C. did not render professional services to the Company in 2012 with respect to financial information systems design and implementation.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           The following documents are filed as a part of this report:

(1)	FINANCIAL STATEMENTS: The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

	Report of Swalm & Associates, P.C.

	Consolidated Balance Sheets	34

	Consolidated Statement of Operations	36

	Consolidated Statements of Cash Flows	37

	Consolidated Statement of Changes in Stockholders’ Equity	38

	Notes to Consolidated Financial Statements	39

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

3.11	Certificate of Amendment to Articles of Incorporation effective March 21, 2007 (incorporated by reference to Exhibit 3.13 of Registrant’s Current Report on Form 8-K for event occurring March 21, 2005)
3.12	Amended and restated bylaws of New Concept Energy, Inc. dated November 18, 2008.
10.1	Registrant’s 1997 Stock Option Plan (filed as Exhibit 4.1 to Registrant’s Form S-8 Registration Statement, Registration No. 333-33985 and incorporated herein by this reference).
10.2	Registrant’s 2000 Stock Option Plan (filed as Exhibit 4.1 to Registrant’s Form S-8 Registration Statement, Registration No. 333-50868 and incorporated herein by this reference)
14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
21.1*	Subsidiaries of the Registrant
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer and Chief Financial Officer
32.1*	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Reserve Study dated March 15,2013 prepared by Lee Keeling and Associates, Inc is included as an exhibit
99.2	Shared Services Agreement effective December 31, 2010 (incorporated by reference to Exhibit 99.2 to Registrants Form 10K/A for the year ended December 31, 2011 filed March 21, 2013)
101	Interactive data files pursuant to Rule 405 of Regulation S-T

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CONCEPT ENERGY, INC.

March 29, 2013	by: /s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene S. Bertcher Gene S. Bertcher	Chairman, President, Principal Executive Officer, Chief Financial Officer and Director	March 29, 2013
/s/ Roz Campisi Beadle Roz Campisi Beadle	Director	March 29, 2013
/s/ James Huffstickler James Huffstickler	Director	March 29, 2013
/s/ Dan Locklear Dan Locklear	Director	March 29, 2013
/s/ Victor L. Lund Victor L. Lund	Director	March 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
New Concept Energy, Inc.

We have audited the accompanying consolidated balance sheets of New Concept Energy, Inc., and subsidiaries, as of December 31, 2012 and 2011, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Concept Energy, Inc., and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

Richardson, Texas
March 29, 2013

NEW CONCEPT ENERGY ENERGY, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
	December 31
	2012	2011
Assets

Current assets
Cash and cash equivalents	$398	$109
Accounts receivable from oil and gas sales	210	167
Other current assets	2	20
Total current assets	610	296

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	9,717	11,141

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	1,410	1,486
Other	204	150
Total property and equipment	1,614	1,636

Other assets (including $161,300 in 2012 due from related parties)	543	377

Total assets	$12,484	$13,450

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(amounts in thousands, except share amounts)

	December 31
	2012	2011
Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade	$38	$422
Accrued expenses	173	417
Total current liabilities	211	839

Long-term debt
Notes payable	2,366	2,249
Payable - related parties	-	691
Asset retirement obligation	2,770	2,702
Other long-term liabilities	491	491
Total liabilities	5,838	6,972

Stockholders' equity
Series B convertible preferred stock, $10 par value, liquidation value
of $100 authorized 100 shares, issued and outstanding one share	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at December 31, 2010 and 2009	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(52,213)	(52,381)

	6,646	6,478

Total liabilities & equity	$12,484	$13,450

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
(amounts in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue
Oil and gas operations, net of royalties	$1,182	$1,020	$1,248
Real estate operations	2,762	2,881	2,965
	3,944	3,901	4,213

Operating expenses
Oil and gas operations	1,820	1,430	1,292
Real estate operations	1,465	1,290	1,225
Lease expense	924	906	886
Corporate general and administrative	577	579	731
Accretion of asset retirement obligation	68	129	123
Impariment of natural gas and oil properties	912	1,428	-
	5,766	5,762	4,257
Operating earnings (loss)	(1,822)	(1,861)	(44)

Other income (expense)
Interest income	-	360	497
Interest expense	(208)	(131)	(124)
Bad debt (expense) recovery - note receivable	2,076	(10,006)	-
Other income (expense), net	122	(155)	(340)
	1,990	(9,932)	33

Earnings (loss) from continuing operations	168	(11,793)	(11)

Net income (loss) applicable to common shares	$168	$(11,793)	$(11)

Net income (loss) per common share-basic and diluted	$0.09	$(6.06)	$(0.01)

Weighted average common and equivalent shares outstanding - basic	1,947	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
	Year ended December 31,
	2012	2011	2010

Cash flows from operating activities
Net income	$168	$(11,793)	$(11)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	779	416	363
Impairment of natural gas and oil properties	912	1,428	-
Accretion of asset retirement obligation	68	129	123
Write-off (recovery) of affiliate receivable	(2,076)	10,361	-
Changes in operating assets and liabilities
Other current and non-current assets	(227)	(202)	(271)
Accounts payable and other liabilities	756	106	275
Interest receivable	-	-	(496)
Interest payable	121	121	121
Net cash provided by (used) in operating activities	501	566	104

Cash flows from investing activities
Investment in oil and gas properties	(103)	(1,074)	(219)
Fixed asset additions	(106)	(262)	(48)
Funding of notes receivable	-	-	-
Net cash provided by (used in) investing activities	(209)	(1,336)	(267)

Cash flows from financing activities
Proceeds from loans to affiliates	-	-	142
Payment on notes payable	(54)	(31)	(75)
Proceeds from loans	51	851	-
Net cash provided by (used in) financing activities	(3)	820	67

Net increase (decrease) in cash and cash equivalents	289	50	(96)
Cash and cash equivalents at beginning of year	109	59	155

Cash and cash equivalents at end of year	$398	$109	$59

The accompanying notes are an integral part of these consolidated financial statements.

New Concept Energy Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Series B		Common		Additional	Accum-
	Preferred stock		Stock		paid in	ulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2009	1	$1	1,947	$20	$58,838	$(40,577)	$18,282
Net loss						(11)	(11)
Balance at December 31, 2010	1	1	1,947	20	58,838	(40,588)	18,271
Net loss						(11,793)	(11,793)
Balance at December 31, 2011	1	1	1,947	20	58,838	(52,381)	6,478
Net Income						168	168
Balance at December 31, 2012	1	$1	1,947	$20	$58,838	$(52,213)	$6,646

The accompanying notes are an integral part of these consolidated financial statements.

New Concept Energy Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

NOTE A – BUSINESS DESCRIPTION AND PRESENTATION

The Company, through its wholly owned subsidiaries Mountaineer State Energy, Inc. and Mountaineer State Operations, LLC.  operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia. The vast majority of this oil & gas operation was acquired through the acquisition of the Carl E. Smith Companies in 2008  As of December 31,2012 the Company has 152 producing oil & gas wells, 31 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

With the exception of 8 wells that were drilled during the past two years the wells in West Virginia and Ohio were drilled in the 1960’s, the majority were drilled in the 1970’s and 1980’s.  The majority of wells are located on leased property under mineral rights contracts.

The Company engaged the firm of independent oil and gas engineers Lee Keeling & Associates, Inc. to estimate the net oil and gas reserves.  On the basis of their study, the estimates of future net revenues using a present value discount of 10% were estimated to be $10.9 million at December 31, 2012.

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

Depreciation and amortization expense, which is included in operations, was $165,000, $122,000 and $71,000 for 2012, 2011 and 2010 respectively.

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

The Company recorded depletion of mineral rights of $ 614,000, $294,000 and $298,000 in 2012, 2011 and 2010 respectively.

Segments

The Company operates two primary business segments; oil and gas operations and retirement facilities.  Segment data is provided in “Note N” to these consolidated financial statements.

Major Purchaser

The Company sells most of its natural gas production to one purchaser and all of its oil production to one purchaser.  While there is an available market for crude oil and natural gas production, we cannot be assured that the loss of this purchaser would not have a material impact on the Company.

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

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission.  Such assumptions include using recent oil and gas prices and year-end costs for estimated future development and production expenditures.  Discounted future net cash flows are calculated using a 10% rate.  Changes in any of these assumptions could have a significant impact on the standardized measure.  Accordingly, the standardized measure does not represent management’s estimated current market value of proved reserves. At December 31, 2012, the Company’s net book value of oil and natural gas properties exceeded the ceiling amount based on the unweighted arithmetic average of the first day of each month for the 12-month period ended December 31, 2012

Full cost accounting

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

Revenue recognition and gas imbalances

We use the sales method of accounting for oil and natural gas revenues.  Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers.  Gas imbalances at December 31, 2012 were not significant.  New Concept also follows the sales method of accounting for natural gas production imbalances and would recognize a liability if the existing proved reserves were not adequate to cover an imbalance.

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

NOTE C – RECEIVABLES – PAYABLES – RELATED PARTIES

Prime Income Asset Management, Inc (“PIAMI”), a related party,  is a real estate management company that also invests in real estate for its own account. PIAMI is indirectly owned by a private trust. URC Energy, Inc is and has been a significant investor in the Company. URC Energy, Inc is indirectly owned by a private trust. While the two trusts are separate they have similar trustees and beneficiaries and therefore the Company has noted PIAMI as a related party.

Eurenergy Resources, Inc (“ERC”), a related party,  is an oil & gas company that owned and operated oil and gas wells.

Beginning in 2006 the Company made loans to PIAMI and ERC at interest rates higher than the Company believes it could have gotten elsewhere.

In July 2006, the Company made an unsecured $1.4 million loan to ERC at an annual interest rate of 8%.  In June of 2008, the Company entered into a letter of credit agreement with ERC. The terms of the agreement called for interest at the prime rate plus two percent. At May 21, 2009, the balance of the two notes and accrued interest thereon was $3,970,897.

On November 20, 2007, the Company made a $630,000 loan PIAMI. In 2008, the Company made additional net advances on the loan totaling approximately $6.3 million. The initial loan and the additional advances were combined into a new loan with interest at the prime rate plus two percent.

On May 21, 2009, PIAMI acquired both Eurenergy notes receivable at face value plus accrued interest totaling $3,970,897. Effective May 21, 2009 the Company and PIAMI entered into a new note combing all of the above loans into one note. The loan calls for interest at the prime rate plus 2% with principal and interest payable within 30 days after demand.

At December 31, 2009, the balance due including accrued interest on the note receivable from PIAMI was $11.1 million.

During 2010 the note was paid down whereby as of December 31, 2010 the outstanding principal and interest totaled $10.4 million.

During the first three quarters of 2011 the Company accrued interest of $360,000 and received $715,000 in payments from PIAMI. In the fourth quarter of 2011 the Company determined that the financial condition of PIAMI had deteriorated and there could be no assurance that the amount owed would or could be collected. In 2011, the Company recorded a reserve of $10 million and fully reserved the receivable. Any future collections of the receivable will be reflected as income in the period in which it is collected.

Beginning in 2011 the Company conducted business with Pillar Income Asset Management (“Pillar”), a related party, whereby Pillar would provide the Company with services including processing Payroll, acquiring insurance etc. The Company believes that by purchasing these services through certain large entities it can get lower costs and better service. In addition, Pillar loaned the Company $225,000 which was used to settle a lawsuit. Pillar does not charge the Company a fee for providing these services.

While separate companies both PIAMI and Pillar are both owned by Realty Advisors, Inc. (“RAI”).  During 2011 and 2012 the Company incurred obligations to Pillar totaling approximately $1.7 million. In a joint agreement among Pillar, PIAMI, RAI and the Company, Pillar agreed to relieve the Company of its obligation to pay $1.7 million and the Company agreed to reduce the amount owed by Prime by a like amount. In the third quarter of 2012 the Company recorded a $1.7 million gain on the transaction. In the fourth quarter of 2012 Pillar incurred expenses on behalf of the Company of $376,000 and agreed to forego payment in exchange for a reduction in the PIAMI obligation. The Company recorded an additional $376,000 gain.

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

During 2012 the Company and several other defendants settled a lawsuit for $225,000. The Company paid the entire amount and has a note receivable from one of the other defendants (a subsidiary of Arcadian Energy, Inc) for $112,500 representing its share of the settlement. In addition the company paid $48,800 to a consultant and will be reimbursed by Arcadian for a portion of his services. Arcadian is a significant shareholder of the Company and is therefore considered a related party.

NOTE D – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values at December 31, 2012 and 2011:

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

NOTE E – NOTES PAYABLE

Notes Payable is comprised of the following (in thousands):

	2012	2011

Notes payable from the acquisition of Mountaineer State Energy, Inc.	$1,507	$1,387
Bank Debt	$859	862
	$2,366	$2,249

Aggregate annual principal maturities of long-term debt at December 31, 2012 are as follows (in thousands):

2013	$93
2014	414
2015	1,391
2016	74
2017	68
Thereafter	326

$2,366

NOTE F – OPERATING LEASES

The Company leases a retirement community under an operating lease which expires January 31, 2017, with an option to renew for an additional five-year period. The Company also has operating leases for equipment and office space.  The leases generally provide that the Company pay property taxes, insurance and maintenance.

Future minimum payments for the primary lease following December 31, 2012 are as follows (in thousands):

2013	$942
2014	961
2015	980
2016	1,000
2017	83

$4,890

Lease expense in 2012, 2011 and 2010 was $924,000, $906,000 and $886,000 respectively.

NOTE G - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Year ended December 31,
	2012	2011	2010
Basic Earnings Per Share:
Numerator:
Net income from continuing operations	$168	$(11,793)	$(11)

Denominator:
Weighted average shares outstanding	1,947	1,947	1,947

Basic earnings per share from
continuing operations	0.09	(6.06)	(0.01)
Basic earnings per share from
discontinued operations	$-	$-	$-

NOTE H – INCOME TAXES

At December 31, 2012, the Company had net operating loss carry forwards of approximately $6 million, which expire between 2013 and 2026.

Forms 1120, U.S, Corporation Income Tax Returns, for the years ending December 31, 2012, 2011, 2010 are subject to examination, by the IRS, generally for three years after they are filed.

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

NOTE J – OTHER INCOME (EXPENSE)

Other income (expense) consists of the following: (amounts in thousands)

	Year ended December 31,
	2012	2011	2010
Write off of Sterling investment	$-	$-	$(350)
Other	122	(155)	10

	$122	$(155)	$(340)

NOTE K – CONTINGENCIES

Carlton Energy Group, LLC

In December 2006, Carlton Energy Group, LLC (“Carlton”) instituted litigation against an individual, Eurenergy Resources Corporation (“Eurenergy”) and several other entities including New Concept Energy, Inc., which was then known as CabelTel International Corporation (the “Company”) alleging tortuous conduct, breach of contract and other matters and as to the Company that it was the alter ego of Eurenergy. The Carlton claims were based upon an alleged tortuous interference with a contract by The individual and Eurenergy related to the right to explore a coal bed methane concession in Bulgaria which had never (and has not to this day) produced any hydrocarbons. At no time during the pendency of this project or since did the company or any of its officers or directors have any interest whatsoever in the success or failure of the so-called “Bulgaria Project”. However, in the litigation, Carlton alleged that the Company was the alter-ego of certain of the other Defendants including Eurenergy.

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

The Company, and the other defendants, filed a Petition for Review of the Court of Appeals Opinion with the Supreme Court of the State of Texas. After requesting a response from the Plaintiff the Supreme Court requested full briefing on the merits. In March 2013 the Supreme Court granted the Petition for Review and the court will hear oral arguments later in 2013.

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

 In March 2011, Chesapeake received a summary judgment award including prejudgment interest for $686,874 plus $65,000 in legal fees. The judgment did however acknowledge that the plaintiff did not pay the company for it’s pro rata share of the gas produced by the two wells.

The Company has appealed the judgment to the Court of Appeals which reduced the judgment by approximately $16,000 but otherwise affirmed the lower court ruling. The company filed an appeal with the Texas Supreme Court however on February 15, 2013 the Supreme Court denied the petition.

The Company is pursuing its legal remedies to collect for the gas that has been previously produced. As of December 2012 the Company has recorded a net liability due Chesapeake of $491,000.

Yazoo Pipeline Company, LP and Sterling Exploration and Production Company (“Sterling”)

Sterling Exploration and Production Company was an oil and gas exploration and production company with offshore production and Yazoo Pipeline Company transported Sterling’s and others oil and gas to shore for delivery to purchasers. On December 23, 2008 Sterling filed for Chapter 11 bankruptcy relief.

In 2009 the Company attempted to acquire Sterling and invested a total of approximately $400,000 including debtor in possession financing paid to Sterling and other expenses. In 2009 we wrote off $50,000 of our investment. In 2010 the potential acquisition was abandoned and in the second quarter of 2010 we wrote off the balance of our investment. The bankruptcy of Sterling was ultimately converted to a Chapter Seven.

In December, 2010 the bankruptcy trustee filed a lawsuit against a number of parties including New Concept Energy, Inc with a variety of allegations including that the Company conspired with other defendants or aided and abetted others in a breach of fiduciary duty owed to the debtor Sterling.

In April 2012 this matter was settled and the Company’s share was payment of $112,500.

Other

The Company has been named as a defendant in other lawsuits in the ordinary course of business.  Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

NOTE L – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Year ended December 31, 2012	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$1,182	$2,762	$-	$3,944

Operating expenses	1,093	2,339	575	4,007
Depreciation, depletion and amortization	727	50	2	779
Accretion of asset retirement obligation	68	-	-	68
Impairment of oil and gas properties	912			912
Total Operating Expenses	2,800	2,389	577	5,766
Interest expense	-	-	(208)	(208)
Other income	-	-	2,198	2,198
Segment operating income	$(1,618)	$373	$1,413	$168
Assets	$11,199	$611	$674	$12,484

Year ended December 31, 2011	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$1,020	$2,881	$-	$3,901

Operating expenses	1,095	2,154	577	5,217
Depreciation, Depletion and Amortization	335	42	2	416
Accretion of Asset Retirement Obligation	129	-	-	129
Impairment of oil and gas properties	1,428			1,428
Total Operating Expenses	2,987	2,196	579	7,190
Interest expense	-	-	(131)	(131)
Other income	-	-	(10,161)	(10,161)
Interest income	-	-	360	360
Segment operating income	$(1,967)	$685	$(10,511)	$(13,221)
Assets	$12,376	$254	$820	$13,450

Year ended December 31, 2010	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$1,248	$2,965	$-	$4,213

Operating expenses	970	2,072	729	3,771
Depreciation, Depletion and Amortization	322	39	2	363
Accretion of Asset Retirement Obligation	123	-	-	123
Total Operating Expenses	1,415	2,111	731	4,257
Interest expense		-	(124)	(124)
Other income	-	-	(340)	(340)
Interest income	-	-	497	497
Segment operating income	$(167)	$854	$(698)	$(11)
Assets	$12,950	$220	$10,852	$24,022

NOTE M - QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2012, 2011 and 2010.  Amounts shown are in thousands except per share amounts.

	First	Second	Third	Fourth
Year ended December 31, 2012	Quarter	Quarter	Quarter	Quarter

Revenue	$964	$988	$976	$1,016
Operating (expense)	(1,102)	(1,071)	(1,022)	(1,082)
Corporate general and administrative expense	(159)	(134)	(108)	(176)
Impairment of natural gas and oil properties	(912)	-	-	-
Other income (expense) net	(58)	48	1,674	534
Net income (loss) from continuing operations	(1,267)	(169)	1,520	84
Income (loss) allocable to common shareholders	$(1,267)	$(169)	$1,520	$84
Income (loss) per common share – basic	(0.65)	(0.08)	$0.78	$0.04

	First	Second	Third	Fourth
Year ended December 31, 2011	Quarter	Quarter	Quarter	Quarter

Revenue	$1,009	$1,013	$1,003	$876
Operating (expense)	(948)	(911)	(990)	(2,334)
Corporate general and administrative expense	(124)	(126)	(101)	(228)
Impairment of natural gas and oil properties	—	—	—	—
Other income (expense) net	160	90	30	(10,212)
Net income (loss) from continuing operations	97	66	(57)	(11,899)
Income (loss) allocable to common shareholders	$97	$66	$(57)	$(11,899)
Income (loss) per common share – basic	$0.05	$0.03	(0.03)	(6.10)

	First	Second	Third	Fourth
Year ended December 31, 2010	Quarter	Quarter	Quarter	Quarter

Revenue	$973	$1,082	$1,112	$(3,167)
Operating (expense)	(950)	(948)	(891)	2,789
Corporate general and administrative expense	(199)	(124)	(124)	447
Impairment of natural gas and oil properties	—	—	—	—
Other income (expense) net	136	285	91	(512)
Net income (loss) from continuing operations	(40)	(273)	188	125
Income (loss) allocable to common shareholders	$(40)	$(273)	$188	$125
Income (loss) per common share – basic	(0.02)	(0.12)	$0.10	$0.06

NOTE N - SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

The Company’s net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:

	2012
	Gas	Oil
	(MMCF)	(MBBLS)
Proved developed and undeveloped reserves -
January 1, 2012	2,551	103
Purchase of oil and natural gas properties in place	0	0
Discoveries and exclusions	809	22
Revisions	(324)	(14)
Sales of oil and gas properties in place	0	0
Production	(187)	(8)
December 31, 2012	2,849	103

Proved developed at beginning of year	1,105	56

Proved developed reserves at end of year	593	35

	2,011
	Gas	Oil
	(MMCF)	(MBBLS)
Proved developed and undeveloped reserves -
January 1, 2011	6,954	72
Purchase of oil and natural gas properties in place	0	0
Discoveries and exclusions	0	37
Revisions	(4,227)	0
Sales of oil and gas properties in place	0	0
Production	(176)	(6)
December 31, 2011	2,551	103

Proved developed at beginning of year	1,899	14

Proved developed reserves at end of year	1,105	57

The following table presents the changes in our total proved undeveloped reserves.

	Gas	Oil
	(MMCF)	(MBBLS)
Proved undeveloped reserves as of December 31, 2010	5,055	57
Conversion to proved developed reserves	-	42
Revaluation of undeveloped reserves	(3,608)	(52)

Proved undeveloped reserves as of December 31, 2011	1,447	47

Conversion to proved developed reserves	-	-
Revaluation of undeveloped reserves	809	21

Proved undeveloped reserves as of December 31, 2012	2,256	68

The following table reflects the capitalized costs relating to oil and gas producing activities.

	2012	2011
Property acquisition costs:
Proved properties	$11,141	$12,862
Unproved properties	-	-
Accumulated depreciation, depletion and amortization
and valuation allowance	(1,424))	(1,721)

Net capitalized costs	$9,717	$11,141

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities.

	2012	2011
Property acquisition costs:
Proved properties	$-	$-
Unproved properties	-	-
Exploration costs	-	-
Development costs	-	934

Total cost incurred	$-	$934

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

	2012	2011

Oil and gas sales	$1,812	$1,020
Production expenses	(1,093)	(1,095)
Exploration expenses	-
Depreciation, depletion and amortization	(727)	(335)
Accretion of asset retirement obligations	(68)	(129)
Impairment of oil and gas properties	(912)	-
General and administrative expenses	-	(1,428)
Income tax benefit (expense)	-	(167)

Results of operations	$(1,168)	$(1,967)

The following table reflects the standardized measure of future net cash flows related to our proved reserves.

	2012	2011

Future oil and gas cash inflows	$23,109	$23,395
Future oil and gas operating expenses	(2,829)	(5,036)
Future development costs	(3,382)	(2,343)
Future tax expense	(466)	(370)
Future net cash flows	16,432	15,404
10% discount to reflect timing of cash flows	15,708	(4,505)

Standardized measure of discounted future net cash flows	$10,724	$12,418

The following table reflects the principal changes in the standardized measure of discounted future net cash flows attributable to our proved reserves.

	2012	2011

Beginning balance	$11,141	$12,418
Oil and gas sales, net of production costs	(719)	(75)
Purchase of reserves, net of future development costs	-	-
Net changes in prices and production costs
Extensions and discoveries, net of future development costs-	302	(1,202)
Revisions of quantity estimates	-	-
Other changes	-	-

Ending balance	$10,724	$11,141

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

In the third quarter of 2012 the Company re-evaluated its method of plugging abandoned wells and determined by doing so in-house it could lower the cost. Based upon the Company’s current calculations we have established a sufficient reserve, for accounting purposes, to plug the existing wells when necessary.

(in thousands)	2012	2011
Asset retirement obligation, January 1	$2,702	$2,573
Acquisition of oil and gas properties	-	-
Revisions in the estimated cash flows	-	-
Liability incurred upon acquiring and drilling wells	-	-
Liability settled upon plugging and abandoning wells	-	-
Accretion of discount expense	68	129
Asset retirement obligation, December 31	$2,770	$2,702

NOTE P –SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 29, 2013, the date the financial statements were available to be issued, and has determined that there are none to be reported.