Form 10-Q
period 2013-03-31
New Concept Energy, Inc.
filed 2013-05-14
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2013
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
Yes: X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes: X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,935 shares
(Class)	(Outstanding at May 9, 2013)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Period ended March 31, 2013

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	March 31, 2013	December 31, 2012

Assets

Current assets
Cash and cash equivalents	$688	$398
Accounts receivable from oil and gas sales	187	210
Other current assets	2	2
Total current assets	877	610

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	9,558	9,717

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	1,427	1,410
Other	203	204
Total property and equipment	1,630	1,614

Other assets (including $112,500 and $161,300 due from related parties
in 2013 and 2012	576	543

Total assets	$12,641	$12,484

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except share amounts)

	March 31, 2013	December 31, 2012

Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade	$174	$38
Accrued expenses	139	173
Current portion of long term debt	156	93
Total current liabilities	469	304

Long-term debt
Notes payable less current portion	2,234	2,273
Asset retirement obligation	2,770	2,770
Other long-term liabilities	491	491
Total liabilities	5,964	5,838

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at March 31, 2013 and December 31, 2012	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(52,182)	(52,213)

	6,677	6,646

Total liabilities & equity	$12,641	$12,484

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended March 31,
	2013	2012
Revenue
Oil and gas operations, net of royalties	$340	$290
Real estate operations	680	674
	1,020	964

Operating expenses
Oil and gas operations	456	471
Real estate operations	386	366
Lease expense	236	231
Corporate general and administrative	173	159
Accretion of asset retirement obligation	-	34
Impairment of natural gas and oil properties	-	912
	1,251	2,173
Operating earnings (loss)	(231)	(1,209)

Other income (expense)
Interest income	6	0
Interest expense	(49)	(62)
Recovery of bad debt expense	339	-
Other income (expense), net	(34)	4
Expense	262	(58)

Net income (loss) applicable to common shares	$31	$(1,267)

Net income (loss) per common share-basic and diluted	$0.02	$(0.65)

Weighted average common and equivalent shares outstanding - basic	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	For theThree Months
	Ended March 31,
	2013	2012

Cash flows from operating activities
Net income	$31	$(1,267)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	240	201
Accretion of asset retirement obligation	-	34
Write-off (recovery) of affiliate receivable	(339)
Changes in operating assets and liabilities
Other current and non-current assets	(23)	(61)
Accounts payable and other liabilities	441	143
Interest payable	30	30
Impairment of oil and gas properties		912
Net cash provided by (used) in operating activities	380	(8)

Cash flows from investing activities
Fixed asset additions	(83)	(8)
Net cash provided by (used in) investing activities	(83)	(8)

Cash flows from financing activities
Proceeds from loans		42
Repayment of loans to affiliates	(7)	-
Payment on notes payable		(12)
Net cash provided by (used in) financing activities	(7)	30

Net increase (decrease) in cash and cash equivalents	290	14
Cash and cash equivalents at beginning of year	398	109

Cash and cash equivalents at end of year	$688	$123

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2012.  Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2013.

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

NOTE C: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We consider accounting policies related to our estimates of depreciation amortization and depletion, segments, oil and gas properties, oil and gas reserves, gas gathering assets, office and field equipment, revenue recognition and gas imbalances, leases, revenue recognition for real estate operations, impairment, and sales of real estate as significant accounting policies.  The policies include significant estimates made by management using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used.  These policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company, and the other defendants, filed a Petition for Review of the Court of Appeals Opinion with the Supreme Court of the State of Texas. After requesting a response from the Plaintiff the Supreme Court requested full briefing on the merits. In March 2013 the Supreme Court granted the Petition for Review and the court is scheduled to hear oral arguments in September 2013.

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

The Company appealed the judgment to the Court of Appeals which reduced the judgment by approximately $16,000 but otherwise affirmed the lower court ruling. The company filed an appeal with the Texas Supreme Court however on February 15, 2013 the Supreme Court denied the petition.

The Company is pursuing its legal remedies to offset the revenue for gas that has been previously produced and held by Chesapeake against the amount due Chesapeake. As of March 31 2013 the Company has recorded a net liability due Chesapeake of $491,000.

Other

The Company has been named as a defendant in other lawsuits in the ordinary course of business.  Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

NOTE F:  OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Three months ended March 31, 2013	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$340	$680	$-	$1,020

Operating expenses	231	371	173	775
Depreciation, Depletion and Amortization	225	15	-	240
Lease Expense	-	236	-	236
Accretion of Asset Retirement Obligation	-	-	-	-
Total Operating Expenses	456	622	173	1,251
Interest Income	-	-	6	6
Interest expense	(49)	-	-	(49)
Recovery of Bad Debt Expense		-	339	339
Other income	(34)	-	-	(34)
Segment operating income	$(199)	$58	$172	$31

Three months ended March 31, 2012	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$290	$674	$-	$964

Operating expenses	290	355	159	804
Depreciation, Depletion and Amortization	181	11	-	192
Lease Expense	0	231	-	231
Accretion of Asset Retirement Obligation	34	-	-	34
Impairment of oil and gas properties	912	-	-	912
Total Operating Expenses	1417	597	159	2,173
Interest expense	(62)	-	-	(62)
Other income	-	-	4	4
Segment operating income	$(1,189)	$77	$(155)	$(1,267)

NOTE G:  NEWLY ISSUED ACCOUNTING STANDARDS

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted.  We do not believe that any such guidance will have a material effect on our financial position or results or operation.

NOTE H:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 9, 2013, the date the financial statements were available to be issued, and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At March 31, 2013, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At March 31, 2013, the Company had current assets of $877,000 and current liabilities of $469,000.

Cash and cash equivalents at March 31, 2013 were $688,000 as compared to $398,000 at December 31, 2012.

Net cash provided in operating activities was $380,000 for the three months ended March 31, 2013.  During the three-month period, the Company had net income of $31,000.

Net cash used in investing activities was $83,000 for the three months ended March 31, 2013, consisting of the purchase of equipment and other capitalized drilling costs at the Company’s oil and gas production facility.

Net cash used in financing activities was $7,000 for the three months ended March 31, 2013, consisting of repayments of loans to a bank.

Results of Operations

Comparison of the three months ended March 31, 2013 to the same period in 2012

The Company reported net income of $31,000 for three months ended March 31, 2013, as compared to a net loss of $1,267,000 for the similar period in 2012.

For the three months ended March 31, 2013, the Company recorded oil and gas revenues of $340,000 as compared to $290,000 for the comparable period of 2012.  The change in oil & gas revenue was due to an increase of approximately $50,000 due to new oil wells that were drilled in late 2012.

The Company recorded revenues of $680,000 for the three months ended March 31, 2013 from its retirement property compared to $674,000 for the comparable period in 2012.

For the three months ended March 31, 2013, the Company recorded oil and gas operating expenses of $456,000 as compared to $471,000 for the comparable period of 2012. The net decrease of $15,000 consists of an increase in depletion expense of $44,000 and a decrease in other operating expenses of $59,000. There was less overall development activity in 2013 resulting in less need for outside services.

For the three months ended March 31, 2013, operating expenses including lease expense at the retirement property were $622,000, as compared to $597,000 for the comparable period in 2012.

For the three months ended March 31, 2013, corporate general & administrative expenses were $173,000 as compared to $159,000 for the comparable periods in 2012.  The increase is primarily due to legal fees incurred by the company to defend itself against certain lawsuits.

For the three months ended March 31, 2013 the company recorded a bad debt expense recovery of $339,000 with respect to a note receivable of approximately $10 million that was fully reserved in a prior year (For a more complete discussion of history of the receivable, the establishment of a reserve due to concerns regarding collectability if the receivable and the recovery efforts refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 in Item 13. on page 26 and Footnote C on page 45)

Comparison of the three months ended March 31, 2012 to the same period in 2011

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

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a defendant in a legal action brought by Carlton Energy Group, LLC (see Note: E)

During 2012 the Company, and the other defendants, filed a Petition for Review of the Court of Appeals Opinion with the Supreme Court of the State of Texas. After requesting a response from the Plaintiff the Supreme Court requested full briefing on the merits. In March 2013 the Supreme Court granted the Petition for Review and the Court is scheduled to hear oral arguments in September 2013.

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

New Concept Energy, Inc.

Date: May 9, 2013	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer