Form 10-Q
period 2013-06-30
New Concept Energy, Inc.
filed 2013-08-12
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2013
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,935 shares
(Class)	(Outstanding at August 9, 2013)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Period ended June 30, 2013

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	June 30, 2013	December 31, 2012

Assets

Current assets
Cash and cash equivalents	$960	$398
Accounts receivable from oil and gas sales	236	210
Other current assets	6	2
Total current assets	1,202	610

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	9,432	9,717

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	1,461	1,410
Other	193	204
Total property and equipment	1,654	1,614

Other assets (including $119,625 and $161,300 due from related parties
in 2013 and 2012	576	543

Total assets	$12,864	$12,484

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except share amounts)

	June 30, 2013	December 31, 2012

Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade	$137	$38
Accrued expenses	232	173
Current portion of long term debt	48	93
Total current liabilities	417	304

Long-term debt
Notes payable less current portion	2,321	2,273
Asset retirement obligation	2,770	2,770
Other long-term liabilities	541	491
Total liabilities	6,049	5,838

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at June 30, 2013 and December 31, 2012	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(52,044)	(52,213)

	6,815	6,646

Total liabilities & equity	$12,864	$12,484

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2013	2012	2013	2012
Revenue
Oil and gas operations, net of royalties	$384	$325	$724	$615
Real estate operations	666	663	1,346	1,337
	1,050	988	2,070	1,952

Operating expenses
Oil and gas operations	493	453	949	924
Real estate operations	383	353	769	719
Lease expense	236	231	472	462
Corporate general and administrative	170	134	343	293
Accretion of asset retirement obligation	-	34	-	68
Impairment of natural gas and oil properties	-	-	-	912
	1,282	1,205	2,533	3,378
Operating earnings (loss)	(232)	(217)	(463)	(1,426)

Other income (expense)
Interest income	2	-	8	-
Interest expense	(24)	(56)	(73)	(118)
Recovery of bad debt expense	394	-	733	-
Other income (expense), net	(2)	104	(36)	108
Other income (expense)	370	48	632	(10)

	$138	$(169)	$169	$(1,436)
Net income (loss) applicable to common shares
	$0.07	$(0.09)	$0.09	$(0.74)
Net income (loss) per common share-basic and diluted

Weighted average common and equivalent shares outstanding - basic	1,947	1,947	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Six Months
	Ended
	June 30,
	2013	2012

Cash flows from operating activities
Net income	$169	$(1,436)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	431	377
Accretion of asset retirement obligation	-	128
Changes in operating assets and liabilities
Other current and non-current assets	(76)	(251)
Accounts payable and other liabilities	208	273
Impairment of oil and gas properties	-	912
Net cash provided by (used) in operating activities	732	3

Cash flows from investing activities
Investment in oil and gas	(57)	-
Fixed asset additions	(112)	(32)
Net cash provided by (used in) investing activities	(169)	(32)

Cash flows from financing activities
Proceeds from loans	16	42
Payment on notes payable	(17)	(22)
Net cash provided by (used in) financing activities	(1)	20

Net increase (decrease) in cash and cash equivalents	562	(9)
Cash and cash equivalents at beginning of year	398	109

Cash and cash equivalents at end of year	$960	$100

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2012.  Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2013.

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

During the past few years the exploration, development and production of natural gas has resulted in an oversupply of natural gas which has resulted in a substantial reduction in the market price. Management of the Company believes that this oversupply will last for some time and does not anticipate an increase in the price we can receive in the market place. In April 2012 the Company entering into an agreement to fix the price it receives for the sale of its gas. For the five years ended April 2017 the Company will receive $4.53 per MCF. While the lock-in price is higher than the current market price for natural gas when applying the new price using the formula mandated by the accounting rules the result was a reduction of $912,000 in value of the Company’s recorded interests in its oil and gas properties. This reduction in value has been reflected in financial statements of the company as of June 30, 2013.

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

The Company is pursuing its legal remedies to offset the revenue for gas that has been previously produced and held by Chesapeake against the amount due Chesapeake. The Company has recorded a liability due Chesapeake which it believes is sufficient to provide for the net obligation to Chesapeake.

Other

The Company has been named as a defendant in other lawsuits in the ordinary course of business.  Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

NOTE F:  OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Three months ended June 30, 2013	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$384	$666	$-	$1,050

Operating expenses	313	368	170	851
Depreciation, Depletion and Amortization	180	15	-	195
Lease Expense	-	236	-	236
Total Operating Expenses	493	619	170	1,282
Interest Income	-	-	2	2
Interest expense	(24)	-	-	(24)
Recovery of Bad Debt Expense	-	-	394	394
Other income	49	-	(51)	(2)
Segment operating income	$(84)	$47	$175	$138

Three months ended June 30, 2012	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$325	$663	$-	$988

Operating expenses	296	341	134	771
Depreciation, Depletion and Amortization	157	12	-	169
Lease Expense	-	231	-	231
Accretion of Asset Retirement Obligation	34	-	-	34
Total Operating Expenses	487	584	134	1,205
Interest expense	(56)	-	-	(56)
Other income	-	-	104	104
Segment operating income	$(218)	$79	$(30)	$(169)

Six months ended June 30, 2013	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$724	$1,346	$-	$2,070

Operating expenses	566	739	343	1,648
Depreciation, Depletion and Amortization	383	30	-	413
Lease Expense	-	472	-	472
Total Operating Expenses	949	1,241	343	2,533
Interest Income	-	-	8	8
Interest expense	(73)	-	-	(73)
Recovery of Bad Debt Expense	-	-	733	733
Other income	-	-	(36)	(36)
Segment operating income	$(298)	$105	$362	$169

Six months ended June 30, 2012	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$615	$1,337	$-	$1,952

Operating expenses	586	696	293	1,575
Depreciation, Depletion and Amortization	338	23	-	361
Lease Expense	-	462	-	462
Accretion of Asset Retirement Obligation	68	-	-	68
Impairment of Natural Gas and Oil Properties	912	-	-	912
Total Operating Expenses	1904	1,181	293	3,378
Interest expense	(118)	-	-	(118)
Other income	-	-	108	108
Segment operating income	$(1,407)	$156	$(185)	$(1,436)

NOTE G:  NEWLY ISSUED ACCOUNTING STANDARDS

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted.  We do not believe that any such guidance will have a material effect on our financial position or results or operation.

NOTE H:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 9, 2013, the date the financial statements were available to be issued, and has determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At June 30, 2013, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At June 30, 2013, the Company had current assets of $1,202,000 and current liabilities of $417,000.

Cash and cash equivalents at June 30, 2013 were $960,000 as compared to $398,000 at December 31, 2012.

Net cash provided in operating activities was $732,000 for the six months ended June 30, 2013.  During the six-month period, the Company had net income of $169,000. Included in operating activities were non cash expenses including depreciation, depletion and amortization of $431,000.

Net cash used in investing activities was $169,000 for the six months ended June 30, 2013, consisting of furnishings at the retirement facility and the purchase of equipment and other capitalized drilling costs at both the Company’s oil and gas production facility.

Net cash used in financing activities was $1,000 for the six months ended June 30, 2013, consisting of a net increase in loans from a bank of $16,000 and repayment of bank loans of $17,000.

Results of Operations

The following discussion is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 as included in Part 1, Item 1: Financial statements of this report.

Comparison of the three months ended June 30, 2013 to the same period ended 2012

The Company reported net income of $138,000 for the three months ended June 2013, as compared to a net loss of $169,000 for the similar period in 2012.

For the three months ended June 30, 2013, the Company recorded oil and gas revenues, net of royalty expenses of $384,000 as compared to $325,000 for the comparable period of 2012. The changes in oil and gas revenue was due to new oil wells that were drilled in late 2012.

The Company recorded revenues of $666,000 for the three months ended June 30, 2013 from its retirement property compared to $663,000 for the comparable period in 2012.

For the three months ended June 30, 2013, the Company recorded oil and gas operating expenses of $493,000 as compared to $453,000 for the comparable period of 2012. The increase was partially due to an increase in depletion expense of $20,000. The marked decrease in the market price being paid for natural gas resulted in a modification in the valuation the company placed on its gas reserves which impacted the anticipated production life of its wells. This led to an acceleration of the depletion expense being recorded. The balance of the increases in operating expenses were due to an overall increase in non-payroll related expenses.

For the three months ended June 30, 2013, operating expenses at the retirement property were $383,000 as compared to $353,000 for the comparable period in 2012. The increases in operating expenses were due to an overall increase in non-payroll related expenses.

For the three months ended June 30, 2013, corporate general & administrative expenses were $170,000 as compared to $134,000 for the comparable periods in 2012. The increase is primarily due to legal fees incurred by the company to defend itself against certain lawsuits.

For the three months ended June 30, 2013, interest expense was $24,000 as compared to $56,000 for the comparable period in 2012. The reduction is due to a lower accrual of interest with respect to the long term obligations associated with the acquisition of our oil and gas subsidiary.

For the three months ended June 30, 2013 the company recorded a bad debt expense recovery of $394,000 with respect to a note receivable of approximately $10 million that was fully reserved in a prior year (For a more complete discussion of history of the receivable, the establishment of a reserve due to concerns regarding collectability if the receivable and the recovery efforts refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 in Item 13. on page 26 and Footnote C on page 45)

The Company recorded other income of $104,000 for the three months ended June 30, 2012 which was the result of a legal settlement where the Company had previously over accrued for its portion of the loss.

Comparison of the six months ended June 30, 2013 to the same period ended 2012

The Company reported net income of $169,000 for six months ended June 30, 2013, as compared to a net loss of $1,436,000 for the similar period in 2012.

For the six months ended June 30, 2013, the Company recorded oil and gas revenues of $724,000 as compared to $615,000 for the comparable period of 2012.  The changes in oil and gas revenue was due to new oil wells that were drilled in late 2012.

The Company recorded revenues of $1,346,000 for the six months ended June 30, 2013 from its retirement property compared to $1,337,000 for the comparable period in 2012.

For the six months ended June 30, 2013, the Company recorded oil and gas operating expenses of $949,000 as compared to $924,000 for the comparable period of 2012.  The increase was principally due to an increase in depletion expense.

For the six months ended June 30, 2013, operating expenses at the retirement property were $769,000 as compared to $719,000 for the comparable period in 2012. The increases in operating expenses were due to an overall increase in non-payroll related expenses.

For the six months ended June 30, 2013, corporate general & administrative expenses were $343,000 as compared to $293,000 for the comparable periods in 2012.  The increase is primarily due to legal fees incurred by the company to defend itself against certain lawsuits.

 For the six months ended June 30, 2013 the Company recorded interest expense of $73,000 as compared to $118,000 for the comparable periods in 2012. The reduction is due to a lower accrual of interest with respect to the long term obligations associated with the acquisition of our oil and gas subsidiary.

For the six months ended June 30, 2013 the company recorded a bad debt expense recovery of $733,000 with respect to a note receivable of approximately $10 million that was fully reserved in a prior year (For a more complete discussion of history of the receivable, the establishment of a reserve due to concerns regarding collectability if the receivable and the recovery efforts refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 in Item 13. on page 26 and Footnote C on page 45)

The Company recorded other expense of $36,000 for the six months ended June 30, 2013 which is comprised of various miscellaneous items. For the six months ended June 30, 2012 the Company recorded other income of $108,000 of which $104,000 was the result of a legal settlement where the Company had previously over accrued for its portion of the loss.

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

New Concept Energy, Inc.

Date: August 12, 2013	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer