Form 10-Q
period 2013-09-30
New Concept Energy, Inc.
filed 2013-11-12
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2013
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,935 shares
(Class)	(Outstanding at November 6, 2013)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Period ended September 30, 2013

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	September 30, 2013	December 31, 2012

Assets

Current assets
Cash and cash equivalents	$1,276	$398
Accounts receivable from oil and gas sales	233	210
Other current assets	7	2
Total current assets	1,516	610

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	9,294	9,717

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	1,461	1,410
Other	193	204
Total property and equipment	1,654	1,614

Other assets (including $120,750 and $161,300 due from related parties
in 2013 and 2012	590	543

Total assets	$13,054	$12,484

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except share amounts)

	September 30, 2013	December 31, 2012

Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade	$119	$38
Accrued expenses	289	173
Current portion of long term debt	53	93
Total current liabilities	461	304

Long-term debt
Notes payable less current portion	2,334	2,273
Asset retirement obligation	2,770	2,770
Other long-term liabilities	541	491
Total liabilities	6,106	5,838

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at June 30, 2013 and December 31, 2012	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(51,911)	(52,213)

	6,948	6,646

Total liabilities & equity	$13,054	$12,484

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2013	2012	2013	2012
Revenue
Oil and gas operations, net of royalties	$324	$274	$1,048	$889
Real estate operations	694	702	2,040	2,039
	1,018	976	3,088	2,928

Operating expenses
Oil and gas operations	495	432	1,444	1,356
Real estate operations	372	359	1,141	1,078
Lease expense	235	231	707	693
Corporate general and administrative	170	108	513	402
Accretion of asset retirement obligation	-	-	-	68
Impairment of natural gas and oil properties	-	-	-	912
	1,272	1,130	3,805	4,509
Operating earnings (loss)	(254)	(154)	(717)	(1,581)

Other income (expense)
Interest income	1	-	9	-
Interest expense	(24)	(52)	(97)	(170)
Recovery of bad debt expense	410	1,726	1,143	1,700
Other income (expense), net	-	-	(36)	135
Other income (expense)	387	1,674	1,019	1,665

	$133	$1,520	$302	$84
Net income (loss) applicable to common shares
	$0.07	$0.78	$0.16	$0.04
Net income (loss) per common share-basic and diluted

Weighted average common and equivalent shares outstanding - basic	1,947	1,947	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Nine Months Ended
	September 30,
	2013	2012

Cash flows from operating activities
Net income	$302	$84
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	687	570
Accretion of asset retirement obligation	-	158
Write-off (recovery) of affiliate receivable	(1,143)	(1,700)
Changes in operating assets and liabilities
Other current and non-current assets	(110)	(277)
Accounts payable and other liabilities	1,341	521
Impairment of oil and gas properties	-	912
Net cash provided by (used) in operating activities	1,077	268

Cash flows from investing activities
Investment in oil and gas	(82)	(79)
Fixed asset additions	(150)	(71)
Net cash provided by (used in) investing activities	(232)	(150)

Cash flows from financing activities
Proceeds from loans	62	42
Payment on notes payable	(29)	(34)
Net cash provided by (used in) financing activities	33	8

Net increase (decrease) in cash and cash equivalents	878	126
Cash and cash equivalents at beginning of year	398	109

Cash and cash equivalents at end of year	$1,276	$235

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2012.  Operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2013.

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

During the past few years the exploration, development and production of natural gas has resulted in an oversupply of natural gas which has resulted in a substantial reduction in the market price. Management of the Company believes that this oversupply will last for some time and does not anticipate an increase in the price we can receive in the market place. In April 2012 the Company entering into an agreement to fix the price it receives for the sale of its gas. For the five years ended April 2017 the Company will receive $4.53 per MCF. While the lock-in price is higher than the current market price for natural gas when applying the new price using the formula mandated by the accounting rules the result was a reduction of $912,000 in value of the Company’s recorded interests in its oil and gas properties. This reduction in value was reflected in financial statements of the company as of March 2012.

NOTE E – RECEIVABLE FROM PRIME INCOME ASSET MANAGEMENT

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

Beginning in 2006 the Company made loans to certain related parties at interest rates higher than the Company believes it could have gotten elsewhere. For a more complete discussion of history of the receivable, the establishment of a reserve due to concerns regarding collectability if the receivable and the recovery efforts refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, in Item 13 on page 26 and Footnote C on page 45.

In the fourth quarter of 2011 the Company determined that the financial condition of PIAMI had deteriorated and there could be no assurance that the amount owed would or could be collected. In 2011, the Company recorded a reserve of $10 million and fully reserved the receivable. Any future collections of the receivable will be reflected as income in the period in which it is collected.

Beginning in 2011 the Company conducted business with Pillar Income Asset Management (“Pillar”), a related party, whereby Pillar would provide the Company with services including processing Payroll, acquiring insurance etc. The Company believes that by purchasing these services through certain large entities it can get lower costs and better service. Pillar has not charged the Company a fee for providing these services.

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

For the nine months ended September 30, 2013 Pillar incurred expenses on behalf of the Company of $1,143,000 and agreed to forego payment in exchange for a reduction in PIAMI obligation. The Company recorded an additional $1,143,000 gain.

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

The Company, and the other defendants, filed a Petition for Review of the Court of Appeals Opinion with the Supreme Court of the State of Texas. After requesting a response from the Plaintiff the Supreme Court requested full briefing on the merits. In March 2013 the Supreme Court granted the Petition for Review and the Supreme Court heard oral arguments on the matter in September 2013. The parties are awaiting the ruling by the Supreme Court.

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

NOTE G:  OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Three months ended September 30, 2013	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$324	$694	$-	$1,018

Operating expenses	308	357	170	835
Depreciation, depletion and amortization	187	15	-	202
Lease expense	-	235	-	235
Total operating expenses	495	607	170	1,272
Interest income	-	-	1	1
Interest expense	(24)	-	-	(24)
Recovery of bad debt expense	-	-	410	410
Other income	-	-	-	-
Segment operating income	$(195)	$87	$241	$133

Three months ended September 30, 2012	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$274	$702	$-	$976

Operating expenses	264	341	108	713
Depreciation, depletion and amortization	168	18	-	186
Lease expense	-	231	-	231
Accretion of asset retirement obligation	-	-	-	-
Total operating expenses	432	590	108	1,130
Interest expense	(52)	-	-	(52)
Recovery of bad debt expense	-	-	1,700	1,700
Other income	-	-	26	26
Segment operating income	$(210)	$112	$1,618	$1,520

Nine months ended September 30, 2013	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$1,048	$2,040	$-	$3,088

Operating expenses	874	1,096	513	2,483
Depreciation, depletion and amortization	570	45	-	615
Lease expense	-	707	-	707
Total operating expenses	1,444	1,848	513	3,805
Interest income	-	-	9	9
Interest expense	(97)	-	-	(97)
Recovery of bad debt expense	-	-	1,143	1,143
Other income	-	-	(36)	(36)
Segment operating income	$(493)	$192	$603	$302

Nine months ended September 30, 2012	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$889	$2,039	$-	$2,928

Operating expenses	850	1,040	402	2,292
Depreciation, depletion and amortization	506	38	-	544
Lease expense	-	693	-	693
Accretion of asset retirement obligation	68	-	-	68
Impairment of natural gas and oil properties	912	-	-	912
Total operating expenses	2,336	1,771	402	4,509
Interest expense	(170)	-	-	(170)
Recovery of bad debt expense	-	-	1,700	1,700
Other income	-	-	135	135
Segment operating income	$(1,617)	$268	$1,433	$84

NOTE H:  NEWLY ISSUED ACCOUNTING STANDARDS

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted.  We do not believe that any such guidance will have a material effect on our financial position or results or operation.

NOTE I:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 6, 2013, the date the financial statements were available to be issued, and has determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At September 30, 2013, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At September 30, 2013, the Company had current assets of $1,516,000 and current liabilities of $461,000.

Cash and cash equivalents at September 30, 2013 were $1,276,000 as compared to $398,000 at December 31, 2012.

Net cash used in operating activities was $1,077,000 for the nine months ended September 30, 2013.  During the nine-month period, the Company had net income of $302,000. Included in operating activities were non cash expenses including depreciation, depletion and amortization of $687,000.

Net cash used in investing activities was $232,000 for the nine months ended September 30, 2013, consisting of furnishings at the retirement facility and the purchase of equipment and other capitalized drilling costs at both the Company’s oil and gas production facility.

Net cash used in financing activities was $33,000 for the nine months ended September 30, 2013, consisting of a net increase in loans from a bank of $62,000 and repayment of bank loans of $29,000.

Results of Operations

The following discussion is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 as included in Part 1, Item 1: Financial statements of this report.

Comparison of the three months ended September 30, 2013 to the same period ended 2012

The Company reported net income of $133,000 for the three months ended September 30, 2013, as compared to a net income of $1,520,000 for the similar period in 2012.

For the three months ended September 30, 2013, the Company recorded oil and gas revenues, net of royalty expenses of $324,000 as compared to $274,000 for the comparable period of 2012. The changes in oil and gas revenue was due to new oil wells that were drilled in late 2012.

The Company recorded revenues of $694,000 for the three months ended September 30, 2013 from its retirement property compared to $702,000 for the comparable period in 2012.

For the three months ended September 30, 2013, the Company recorded oil and gas operating expenses of $495,000 as compared to $432,000 for the comparable period of 2012. The increase was partially due to an increase in depletion expense of $19,000. The balance of the increases in operating expenses were due to an overall increase in expenses.

For the three months ended September 30, 2013, operating expenses at the retirement property were $372,000 as compared to $359,000 for the comparable period in 2012. The increases in operating expenses were due to an overall increase in non-payroll related expenses.

For the three months ended September 30, 2013, corporate general & administrative expenses were $170,000 as compared to $108,000 for the comparable periods in 2012. The increase is primarily due to legal fees incurred by the company to defend itself against certain lawsuits.

For the three months ended September 30, 2013, interest expense was $24,000 as compared to $52,000 for the comparable period in 2012. The reduction is due to a lower accrual of interest with respect to the long term obligations associated with the acquisition of our oil and gas subsidiary.

For the three months ended September 30, 2013 the company recorded a bad debt expense recovery of $410,000 with respect to a note receivable of approximately $10 million that was fully reserved in a prior (See footnote E).

Comparison of the nine months ended September 30, 2013 to the same period ended 2012

The Company reported net income of $302,000 for nine months ended September 30, 2013, as compared to net income of $84,000 for the similar period in 2012.

For the nine months ended September 30, 2013, the Company recorded oil and gas revenues of $1,048,000 as compared to $889,000 for the comparable period of 2012.  The changes in oil and gas revenue was due to new oil wells that were drilled in late 2012.

The Company recorded revenues of $2,040,000 for the nine months ended September 30, 2013 from its retirement property compared to $2,039,000 for the comparable period in 2012.

For the nine months ended September 30, 2013, the Company recorded oil and gas operating expenses of $1,444,000 as compared to $1,356,000 for the comparable period of 2012.  The increase was principally due to an increase in depletion expense.

For the nine months ended September 30, 2013, operating expenses at the retirement property were $1,141,000 as compared to $1,078,000 for the comparable period in 2012. The increases in operating expenses were due to an overall increase in non-payroll related expenses.

For the nine months ended September 30, 2013, corporate general & administrative expenses were $513,000 as compared to $402,000 for the comparable periods in 2012.  The increase is primarily due to legal fees incurred by the company to defend itself against certain lawsuits.

For the nine months ended September 30, 2012 the Company recorded an expense for Impairment Natural Gas and Oil Properties of $912,000. In April 2012 the Company entering into an agreement to fix the price it receives for the sale of its gas. For the five years ended April 2017 the Company will receive $4.53 per MCF. While the lock-in price is higher than the current market price for natural gas when applying the new price using the formula mandated by the accounting rules the result was a reduction of $912,000 in value of the Company’s recorded interests in its oil and gas properties. This reduction in value was reflected in financial statements of the company as of March 2012.

 For the nine months ended September 30, 2013 the Company recorded interest expense of $97,000 as compared to $170,000 for the comparable periods in 2012. The reduction is due to a lower accrual of interest with respect to the long term obligations associated with the acquisition of our oil and gas subsidiary.

For the nine months ended September 30, 2013 the company recorded a bad debt expense recovery of $1,143,000 with respect to a note receivable of approximately $10 million that was fully reserved in a prior year ( See footnote E).

The Company recorded other expense of $36,000 for the nine months ended September 30, 2013 which is comprised of various miscellaneous items. For the nine months ended September 30, 2013 the Company recorded other income of $135,000 of which $104,000 was the result of a legal settlement where the Company had previously over accrued for its portion of the loss.

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

New Concept Energy, Inc.

Date: November 12, 2013	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer