Form 10-Q
period 2014-03-31
New Concept Energy, Inc.
filed 2014-05-15
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2014
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
Yes: [X   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes: [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,935 shares
(Class)	(Outstanding at May 14, 2014)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Period ended March 31, 2014

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	March 31, 2014	December 31, 2013

Assets

Current assets
Cash and cash equivalents	$443	$1,621
Accounts receivable from oil and gas sales	168	195
Other current assets	201	203
Total current assets	812	2,019

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	9,025	9,190

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	1,422	1,442
Other	188	183
Total property and equipment	1,610	1,625

Other assets (including $123,000 and $122,000 due from related parties
in 2014 and 2013	1,145	474

Total assets	$12,592	$13,308

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except share amounts)

	March 31, 2014	December 31, 2013

Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade	$303	$121
Accrued expenses	175	965
Current portion of long term debt	185	185
Total current liabilities	663	1,271

Long-term debt
Notes payable less current portion	2,127	2,195
Asset retirement obligation	2,770	2,770
Total liabilities	5,560	6,236

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at March 31, 2014 and December 31, 2013	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(51,827)	(51,787)

	7,032	7,072

Total liabilities & equity	$12,592	$13,308

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended March 31,
	2014	2013
Revenue
Oil and gas operations, net of royalties	$344	$340
Real estate operations	725	680
	1,069	1,020

Operating expenses
Oil and gas operations	483	456
Real estate operations	396	386
Real Estate - Lease expense	240	236
Corporate general and administrative	192	173
	1,311	1,251
Operating earnings (loss)	(242)	(231)

Other income (expense)
Interest income	1	6
Interest expense	(31)	(49)
Recovery of bad debt expense	-	339
Other income (expense), net	232	(34)
Expense	202	262

Net income (loss) applicable to common shares	$(40)	$31

Net income (loss) per common share-basic and diluted	$(0.02)	$0.02

Weighted average common and equivalent shares outstanding - basic	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Three Months Ended
	March 31,
	2014	2013

Cash flows from operating activities
Net income (loss)	$(40)	$31
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	193	240
Write-off (recovery) of affiliate receivable	-	(339)
Changes in operating assets and liabilities
Other current and non-current assets	(29)	(23)
Accounts payable and other liabilities	(608)	441
Interest payable	-	30
Net cash provided by (used) in operating activities	(484)	380

Cash flows from investing activities
Investment in oil & gas properties	24	-
Investment in undeveloped land	(624)	-
Fixed asset additions	(22)	(83)
Net cash provided by (used in) investing activities	(622)	(83)

Cash flows from financing activities
Repayment of loans to affiliates	-	(7)
Payment on notes payable	(72)	-
Net cash provided by (used in) financing activities	(72)	(7)

Net increase (decrease) in cash and cash equivalents	(1,178)	290
Cash and cash equivalents at beginning of year	1,621	398

Cash and cash equivalents at end of year	$443	$688

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of New Concept Energy, Inc. and its majority-owned subsidiaries (collectively, “NCE” or the “Company”).  All significant intercompany transactions and accounts have been eliminated.  Certain reclassifications have been made to the prior year revenue and operating expenses in the Statement of Operations to conform to the current year presentation.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2013.  Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2014.

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

NOTE C: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We consider accounting policies related to our estimates of depreciation amortization and depletion, segments, oil and gas properties, oil and gas reserves, gas gathering assets, office and field equipment, revenue recognition and gas imbalances, leases, revenue recognition for real estate operations, impairment, and sales of real estate as significant accounting policies.  The policies include significant estimates made by management using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used.  These policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

NOTE E: LAND HELD FOR INVESTMENT

In February 2014 the company acquired 7.4 acres of undeveloped land in Desoto, Texas for $624,000. The Company believes the highest and best use of this property is for the construction and development of multifamily housing. The Company acquired the property for investment purpose.

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

The Company, and the other defendants, filed a Petition for Review of the Court of Appeals Opinion with the Supreme Court of the State of Texas. After requesting a response from the Plaintiff the Supreme Court requested full briefing on the merits. In March 2013 the Supreme Court granted the Petition for Review and the court heard oral arguments in September 2013. The parties are awaiting a decision from the Court.

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

In March 2011, Chesapeake received a summary judgment award including prejudgment interest for $686,874 plus $65,000 in legal fees. Further the judgment awarded Chesapeake additional legal fees of $30,000 should the Company file unsuccessful appeals to the Court of Appeals and the Texas Supreme Court. Chesapeake would also receive post judgment interest.

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

Following the ruling in March 2011 the Company arranged for a bond to the benefit of Chesapeake from a third party bonding company for $791,960. In February 2014 the Company paid the bonding company $791,960 which, in turn, paid Chesapeake.

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

NOTE G:  OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Three months ended March 31, 2014	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$344	$725	$-	$1,069

Operating expenses	317	380	192	889
Depreciation, Depletion and Amortization	166	16	-	182
Lease Expense	-	240	-	240
Total Operating Expenses	483	636	192	1,311
Interest Income	-	-	1	1
Interest expense	(31)	-	-	(31)
Other income	16	-	216	232
Segment operating income	$(154)	$89	$25	$(40)

Three months ended March 31, 2013	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$340	$680	$-	$1,020

Operating expenses	249	371	173	793
Depreciation, Depletion and Amortization	207	15	0	222
Lease Expense	0	236	0	236
Total Operating Expenses	456	622	173	1,251
Interest Income	0	0	6	6
Interest expense	(49)	0	0	(49)
Recovery of Bad Debt Expense	0	0	339	339
Other income	(34)	0	0	(34)
Segment operating income	$(199)	$58	$172	$31

NOTE H:  NEWLY ISSUED ACCOUNTING STANDARDS

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted.  We do not believe that any such guidance will have a material effect on our financial position or results or operation.

NOTE I:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 14, 2013, the date the financial statements were available to be issued, and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At March 31, 2014, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At March 31, 2014, the Company had current assets of $812,000 and current liabilities of $663,000.

Cash and cash equivalents at March 31, 2014 were $443,000 as compared to $1,621,000 at December 31, 2013.

Net cash used in operating activities was $484,000 for the three months ended March 31, 2014.  During the three-month period, the Company had a net loss of $40,000.

Net cash used in investing activities was $622,000 for the three months ended March 31, 2014, consisting of the purchase of undeveloped land of $624,000 and equipment and other capitalized drilling costs at the Company’s oil and gas production facility of $22,000.

Net cash used in financing activities was $72,000 for the three months ended March 31, 2014, consisting of repayments of loans to a bank.

Results of Operations

Comparison of the three months ended March 31, 2014 to the same period in 2013

The Company reported a net loss of $40,000 for three months ended March 31, 2014, as compared to net income of $31,000 for the similar period in 2013.

For the three months ended March 31, 2014, the Company recorded oil and gas revenues of $344,000 as compared to $340,000 for the comparable period of 2013.

The Company recorded revenues of $725,000 for the three months ended March 31, 2014 from its retirement property compared to $680,000 for the comparable period in 2013. The increase was due principally due to rate increases,

For the three months ended March 31, 2014, the Company recorded oil and gas operating expenses of $483,000 as compared to $456,000 for the comparable period of 2012. In 2014 operating expenses were $68,000 higher than in 2013. The increases were due to general operating expenses. The increase in operating expenses was partially offset by lower depreciation, depletion and amortization cost of $41,000.

For the three months ended March 31, 2014, operating expenses including lease expense at the retirement property were $636,000, as compared to $622,000 for the comparable period in 2013.

For the three months ended March 31, 2014, corporate general & administrative expenses were $192,000 as compared to $173,000 for the comparable periods in 2013.  The increase is primarily due to $18,000 of consulting fees paid to assist the Company reviewing its oil and gas operations and identifying new oil & gas.

For the three months ended March 31, 2014 other income was $232,000 which represents a cash payment the Company received from the bankruptcy estate of the prior owners of the oil & gas operations which the Company acquired in 2008.

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

For the three months ended March 31, 2013 the company recorded a bad debt expense recovery of $339,000 with respect to a note receivable of approximately $10 million that was fully reserved in a prior year (For a more complete discussion of history of the receivable, the establishment of a reserve due to concerns regarding collectability if the receivable and the recovery efforts refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 in Item 13. on page 26 and Footnote C on page 45).

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

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a defendant in a legal action brought by Carlton Energy Group, LLC (see Note:F)

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

New Concept Energy, Inc.

Date: May 14, 2014	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer