Form 10-Q
period 2014-06-30
New Concept Energy, Inc.
filed 2014-08-14
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2014
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,934 shares
(Class)	(Outstanding at August 9, 2014)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Period ended June 30, 2014

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	June 30, 2014	December 31, 2013

Assets

Current assets
Cash and cash equivalents	$301	$1,621
Accounts receivable from oil and gas sales	228	195
Other current assets	203	203
Total current assets	732	2,019

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	8,975	9,190

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	1,527	1,442
Other	182	183
Total property and equipment	1,709	1,625

Other assets (including $124 and $161 due from related parties in 2014 and 2013)
	1,169	474

Total assets	$12,585	$13,308

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except share amounts)

	June 30, 2014	December 31, 2013

Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade	$239	$121
Accrued expenses	248	965
Current portion of long term debt	207	185
Total current liabilities	694	1,271

Long-term debt
Notes payable less current portion	2,188	2,195
Asset retirement obligation	2,770	2,770
Total liabilities	5,652	6,236

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at June 30, 2014 and December 31, 2013	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(51,926)	(51,787)

	6,933	7,072

Total liabilities & equity	$12,585	$13,308

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2014	2013	2014	2013
Revenue
Oil and gas operations, net of royalties	$485	$384	$829	$724
Real estate operations	728	666	1,453	1,346
	1,213	1,050	2,282	2,070

Operating expenses
Oil and gas operations	425	493	908	949
Real estate operations	387	383	783	769
Lease expense	241	236	481	472
Corporate general and administrative	205	170	397	343
	1,258	1,282	2,569	2,533
Operating earnings (loss)	(45)	(232)	(287)	(463)

Other income (expense)
Interest income	1	2	2	8
Interest expense	(22)	(24)	(53)	(73)
Recovery of bad debt expense	-	394	-	733
Other income (expense), net	(33)	(2)	199	(36)
Other income (expense)	(54)	370	148	632

	$(99)	$138	$(139)	$169
Net income (loss) applicable to common shares
	$(0.05)	$0.07	$(0.07)	$0.09
Net income (loss) per common share-basic and diluted

Weighted average common and equivalent shares outstanding - basic	1,947	1,947	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Six Months Ended
	June 30,
	2014	2013

Cash flows from operating activities
Net income (loss)	$(139)	$169
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	338	431
Accretion of asset retirement obligation	-	-
Changes in operating assets and liabilities
Other current and non-current assets	(121)	(76)
Accounts payable and other liabilities	(598)	208
Net cash provided by (used) in operating activities	(520)	732

Cash flows from investing activities
Investment in oil and gas	(21)	(57)
Fixed asset additions	(156)	(112)
Real estate held for investment	(631)	-
Net cash provided by (used in) investing activities	(808)	(169)

Cash flows from financing activities
Proceeds from loans	128	16
Payment on notes payable	(120)	(17)
Net cash provided by (used in) financing activities	8	(1)

Net increase (decrease) in cash and cash equivalents	(1,320)	562
Cash and cash equivalents at beginning of year	1,621	398

Cash and cash equivalents at end of year	$301	$960

Supplemental disclosures of cash flow information:
Cash paid for interest on notes payable	$53	$72
Cash paid for principal on notes payable	$120	$17

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2013.  Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2013.

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

NOTE E: LAND HELD FOR INVESTMENT

In February 2014 the company acquired 7.4 acres of undeveloped land in Desoto, Texas for $624,000.The Company believes the highest and best use of this property is for the construction and development of multifamily housing. The Company acquired the  property for investment purposes.

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

There still remains the matter of the gas that is owed to the Company for it’s pro rata share of the gas produced and withheld by Chesapeake. The Company has estimated that there is approximately 70,000 MCF of gas for which the Company needs to be paid or receive in kind which would then be sold. The Company is pursuing its rights to be compensated for its interest.

Other

The Company has been named as a defendant in other lawsuits in the ordinary course of business.  Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

NOTE G:  OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Three months ended June 30, 2014	Oil and Gas	Retirement Facility	Corporate	Total

Operating revenue	$485	$728	$-	$1,213

Operating expenses	300	372	189	861
Depreciation, Depletion and Amortization	125	15	16	156
Lease Expense	-	241	-	241
Total Operating Expenses	425	628	205	1,258
Interest Income	-	-	1	1
Interest expense	(22)	-	-	(22)
Recovery of Bad Debt Expense	-	-	-	0
Other income	(16)	-	(17)	(33)
Segment operating income	$22	$100	$(221)	$(99)

Three months ended June 30, 2013	Oil and Gas	Retirement Facility	Corporate	Total

Operating revenue	$384	$666	$-	$1,050

Operating expenses	313	368	170	851
Depreciation, Depletion and Amortization	180	15	-	195
Lease Expense	-	236	-	236
Total Operating Expenses	493	619	170	1,282
Interest Income	-	-	2	2
Interest expense	(24)	-	-	(24)
Recovery of Bad Debt Expense	-	-	394	394
Other income	49	-	(51)	(2)
Segment operating income	$(84)	$47	$175	$138

Six months ended June 30, 2014	Oil and Gas	Retirement Facility	Corporate	Total

Operating revenue	$829	$1,453	$-	$2,282

Operating expenses	617	752	381	1,750
Depreciation, Depletion and Amortization	291	31	16	338
Lease Expense	-	481	-	481
Total Operating Expenses	908	1,264	397	2,569
Interest Income	-	-	2	2
Interest expense	(53)	-	-	(53)
Recovery of Bad Debt Expense	-	-	-	0
Other income	-	-	199	199
Segment operating income	$(132)	$189	$(196)	$(139)

Six months ended June 30, 2013	Oil and Gas	Retirement Facility	Corporate	Total

Operating revenue	$724	$1,346	$-	$2,070

Operating expenses	566	739	343	1,648
Depreciation, Depletion and Amortization	383	30	-	413
Lease Expense	-	472	-	472
Total Operating Expenses	949	1,241	343	2,533
Interest Income	-	-	8	8
Interest expense	(73)	-	-	(73)
Recovery of Bad Debt Expense	-	-	733	733
Other income	-	-	(36)	(36)
Segment operating income	$(298)	$105	$362	$169

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At June 30, 2014, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At June 30, 2014, the Company had current assets of $732,000 and current liabilities of $694,000.

Cash and cash equivalents at June 30, 2014 were $301,000 as compared to $1,621,000 at December 31, 2013.

Net cash used in operating activities was $520,000 for the six months ended June 30, 2014.  During the six-month period, the Company had a net loss of $139,000. Included in operating activities were non cash expenses including depreciation, depletion and amortization of $338,000 as well as the cash settlement of the lawsuit with Chesapeake of $792,000.

Net cash used in investing activities was $808,000 for the six months ended June 30, 2014, consisting of furnishings at the retirement facility of $32,000 and the purchase of equipment and other capitalized drilling costs at the Company’s oil and gas operations of $130,000. Also included is the Companies purchase of land held for investment purposes of $624,000.

Net cash provided in financing activities was $8,000 for the six months ended June 30, 2014, consisting of a net increase in loans from a bank of $128,000 and repayment of bank loans of $120,000.

Results of Operations

The following discussion is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 as included in Part 1, Item 1: Financial statements of this report.

Comparison of the three months ended June 30, 2014 to the same period ended 2013

The Company reported a net loss of $99,000 for the three months ended June 2014, as compared to net income of $138,000 for the similar period in 2013.

For the three months ended June 30, 2014, the Company recorded oil and gas revenues, net of royalty expenses of $485,000 as compared to $384,000 for the comparable period of 2013. The changes in oil and gas revenue was due to new oil wells that were drilled in late 2013.

The Company recorded revenues of $728,000 for the three months ended June 30, 2014 from its retirement property compared to $666,000 for the comparable period in 2013. The increase was primarily due rate increases.

For the three months ended June 30, 2014, the Company recorded oil and gas operating expenses of $425,000 as compared to $493,000 for the comparable period of 2013. The decrease was primarily due to a decrease in depletion expense of $55,000.

For the three months ended June 30, 2014, operating expenses at the retirement property were $628,000 as compared to $619,000 for the comparable period in 2013. The increases in operating expenses were due to an overall increase in non-payroll related expenses.

For the three months ended June 30, 2014, corporate general & administrative expenses were $205,000 as compared to $170,000 for the comparable periods in 2013. The increase is primarily due to $36,000 of consulting fees paid to assist the Company in its operations and to identify new oil and gas opportunities.

Comparison of the six months ended June 30, 2014 to the same period ended 2013

The Company reported a net loss of $139,000 for six months ended June 30, 2014, as compared to net income of $169,000 for the similar period in 2013

For the six months ended June 30, 2014, the Company recorded oil and gas revenues of $829,000 as compared to $724,000 for the comparable period of 2013.  The changes in oil and gas revenue was due to new oil wells that were drilled in late 2013.

The Company recorded revenues of $1,453,000 for the six months ended June 30, 2014 from its retirement property compared to $1,346,000 for the comparable period in 2013. The increase was primarily due rate increases.

For the six months ended June 30, 2014, the Company recorded oil and gas operating expenses of $908,000 as compared to $949,000 for the comparable period of 2013.  The decrease was principally due to lower depletion expense.

For the six months ended June 30, 2014, operating expenses at the retirement property were $1,264,000 as compared to $1,241,000 for the comparable period in 2013. The increases in operating expenses were due to an overall increase in non-payroll related expenses.

For the six months ended June 30, 2014, corporate general & administrative expenses were $397,000 as compared to $343,000 for the comparable periods in 2013.  The increase is primarily due to $72,000 of consulting fees paid to assist the Company in its operations and to identify new oil and gas opportunities. The increase was partially offset by a reduction in legal fees.

 For the six months ended June 30, 2014 the Company recorded interest expense of $753,000 as compared to $73,000 for the comparable periods in 2013. The reduction is due to a lower accrual of interest with respect to the long term obligations associated with the acquisition of our oil and gas subsidiary.

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

New Concept Energy, Inc.

Date: August 14, 2014	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer