Form 10-Q
period 2014-09-30
New Concept Energy, Inc.
filed 2014-11-10
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2014
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
Yes: ☑No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes: ☑No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,934 shares
(Class)	(Outstanding at November 7, 2014)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Period ended September 30, 2014

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	September 30, 2014	December 31, 2013

Assets

Current assets
Cash and cash equivalents	$311	$1,621
Accounts receivable from oil and gas sales	232	195
Other current assets	176	203
Total current assets	719	2,019

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	8,913	9,190

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	1,501	1,442
Other	172	183
Total property and equipment	1,673	1,625

Other assets (including $125 and $161 due from related parties
in 2014 and 2013)	1,218	474

Total assets	$12,523	$13,308

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except share amounts)

	September 30, 2014	December 31, 2013

Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade	$362	$121
Accrued expenses	321	965
Current portion of long term debt	215	185
Total current liabilities	898	1,271

Long-term debt
Notes payable less current portion	2,126	2,195
Asset retirement obligation	2,770	2,770
Total liabilities	5,794	6,236

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,934 shares
at June 30, 2014 and December 31, 2013	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(52,130)	(51,787)

	6,729	7,072

Total liabilities & equity	$12,523	$13,308

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2014	2013	2014	2013
Revenue
Oil and gas operations, net of royalties	$410	$324	$1,239	$1,048
Real estate operations	721	694	2,174	2,040
	1,131	1,018	3,413	3,088

Operating expenses
Oil and gas operations	447	495	1,355	1,444
Real estate operations	400	372	1,183	1,141
Lease expense	240	235	721	707
Corporate general and administrative	208	170	605	513
	1,295	1,272	3,864	3,805
Operating earnings (loss)	(164)	(254)	(451)	(717)

Other income (expense)
Interest income	1	1	3	9
Interest expense	(22)	(24)	(75)	(97)
Recovery of bad debt expense	-	410	-	1,143
Other income (expense), net	(19)	-	180	(36)
Other income (expense)	(40)	387	108	1,019

Net income (loss) applicable to common shares	$(204)	$133	$(343)	$302

Net income (loss) per common share-basic and diluted	$(0.10)	$0.07	$(0.18)	$0.16

Weighted average common and equivalent shares outstanding - basic	1,947	1,947	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Nine Months Ended
	September 30,
	2014	2013

Cash flows from operating activities
Net income (loss)	$(343)	$302
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	503	687
Write-off (recovery) of affiliate receivable	-	(1,143)
Changes in operating assets and liabilities
Other current and non-current assets	(146)	(110)
Accounts payable and other liabilities	(403)	1,341
Net cash provided by (used) in operating activities	(389)	1,077

Cash flows from investing activities
Investment in oil and gas	(74)	(82)
Fixed asset additions	(167)	(150)
Real estate held for investment	(631)	-
Net cash provided by (used in) investing activities	(872)	(232)

Cash flows from financing activities
Proceeds from loans	128	62
Payment on notes payable	(177)	(29)
Net cash provided by (used in) financing activities	(49)	33

Net increase (decrease) in cash and cash equivalents	(1,310)	878
Cash and cash equivalents at beginning of year	1,621	398

Cash and cash equivalents at end of year	$311	$1,276

Supplemental disclosures of cash flow information:
Cash paid for interest on notes payable	75	97

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2013.  Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2014.

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

NOTE G:  OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Three months ended September 30, 2014	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$410	$721	$-	$1,131

Operating expenses	307	382	201	890
Depreciation, depletion and amortization	140	18	7	165
Lease expense	-	240	-	240
Total operating expenses	447	640	208	1,295
Interest income	-	-	1	1
Interest expense	(22)	-	-	(22)
Other income	-	-	(19)	(19)
Segment operating income	$(59)	$81	$(226)	$(204)

Three months ended September 30, 2013	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$324	$694	$-	$1,018

Operating expenses	308	357	170	835
Depreciation, depletion and amortization	187	15	-	202
Lease expense	-	235	-	235
Total operating expenses	495	607	170	1,272
Interest income	-	-	1	1
Interest expense	(24)	-	-	(24)
Recovery of bad debt expense	-	-	410	410
Other income	-	-	-	-
Segment operating income	$(195)	$87	$241	$133

Nine months ended September 30, 2014	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$1,239	$2,174	$-	$3,413

Operating expenses	924	1,134	582	2,640
Depreciation, depletion and amortization	431	49	23	503
Lease expense	-	721	-	721
Total operating expenses	1,355	1,904	605	3,864
Interest income	-	-	3	3
Interest expense	(75)	-	-	(75)
Recovery of bad debt expense	-	-	-	0
Other income	-	-	180	180
Segment operating income	$(191)	$270	$(422)	$(343)

Nine months ended September 30, 2013	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$1,048	$2,040	$-	$3,088

Operating expenses	874	1,096	513	2,483
Depreciation, depletion and amortization	570	45	-	615
Lease expense	-	707	-	707
Total operating expenses	1,444	1,848	513	3,805
Interest income	-	-	9	9
Interest expense	(97)	-	-	(97)
Recovery of bad debt expense	-	-	1,143	1,143
Other income	-	-	(36)	(36)
Segment operating income	$(493)	$192	$603	$302

NOTE H:  NEWLY ISSUED ACCOUNTING STANDARDS

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted.  We do not believe that any such guidance will have a material effect on our financial position or results or operation.

NOTE I:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 7, 2014, the date the financial statements were available to be issued, and has determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At September 30, 2014, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At September 30, 2014, the Company had current assets of $719,000 and current liabilities of $898,000.

Cash and cash equivalents at September 30, 2014 were $311,000 as compared to $1,621,000 at December 31, 2013.

Net cash used in operating activities was $389,000 for the nine months ended September 30, 2014.  During the nine-month period, the Company had a net loss of $374,000. Included in operating activities were non-cash expenses including depreciation, depletion and amortization of $534,000 as well as the cash settlement of the lawsuit with Chesapeake of $792,000.

Net cash used in investing activities was $872,000 for the nine months ended September 30, 2014, consisting of furnishings at the retirement facility of $38,000 and the purchase of equipment and other capitalized drilling costs at the Company’s oil and gas operations of $130,000. Also included is the Companies purchase of land held for investment purposes of $624,000.

Net cash used in financing activities was $49,000 for the nine months ended September 30, 2014, consisting of a net increase in loans from a bank of $128,000 and repayment of bank loans of $177,000.

 Results of Operations

The following discussion is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 as included in Part 1, Item 1: Financial statements of this report.

Comparison of the three months ended September 30, 2014 to the same period ended 2013

The Company reported a net loss of $204,000 for the three months ended September 30, 2014, as compared to net income of $133,000 for the similar period in 2013.

For the three months ended September 30, 2014, the Company recorded oil and gas revenues, net of royalty expenses of $410,000 as compared to $324,000 for the comparable period of 2013. The changes in oil and gas revenue was due to new oil wells that were drilled in late 2013.

The Company recorded revenues of $721,000 for the three months ended September 30, 2014 from its retirement property compared to $694,000 for the comparable period in 2013. The increase was primarily due rate increases.

For the three months ended September 30, 2014, the Company recorded oil and gas operating expenses of $447,000 as compared to $495,000 for the comparable period of 2013. The decrease was primarily due to a decrease in depletion expense.

For the three months ended September 30, 2014, operating expenses at the retirement property were $640,000 as compared to $607,000 for the comparable period in 2013. The increases in operating expenses were due to an overall increase in non-payroll related expenses.

For the three months ended September 30, 2014, corporate general & administrative expenses were $208,000 as compared to $170,000 for the comparable periods in 2013. The increase is primarily due to consulting fees paid to assist the Company in its operations and to identify new oil and gas opportunities.

For the three months ended September 30, 2014 the Company recorded other expense of $19,000 as compared to other income of $410,000 for the comparable periods in 2013. In 2013 the Company collected $410,000 for a receivable that had been reserved in prior years due to concerns about collectability.

Comparison of the nine months ended September 30, 2014 to the same period ended 2013

The Company reported a net loss of $343,000 for nine months ended September 30, 2014, as compared to net income of $302,000 for the similar period in 2013

For the nine months ended September 30, 2014, the Company recorded oil and gas revenues of $1,239,000 as compared to $1,048,000 for the comparable period of 2013.  The changes in oil and gas revenue was due to new oil wells that were drilled in late 2013.

The Company recorded revenues of $2,174,000 for the nine months ended September 30, 2014 from its retirement property compared to $2,040,000 for the comparable period in 2013. The increase was primarily due rate increases.

For the nine months ended September 30, 2014, the Company recorded oil and gas operating expenses of $1,355,000 as compared to $1,444,000 for the comparable period of 2013.  The decrease was principally due to lower depletion expense.

For the nine months ended September 30, 2014, operating expenses at the retirement property were $1,904,000 as compared to $1,848,000 for the comparable period in 2013. The increases in operating expenses were due to an overall increase in non-payroll related expenses.

For the nine months ended September 30, 2014, corporate general & administrative expenses were $605,000 as compared to $513,000 for the comparable periods in 2013.  The increase is primarily due to consulting fees paid to assist the Company in its operations and to identify new oil and gas opportunities. The increase was partially offset by a reduction in legal fees.

 For the nine months ended September 30, 2014 the Company recorded other income of $180,000 as compared to $1,726,000 for the comparable periods in 2013. . In 2013 the Company collected $1,700,000 for a receivable that had been reserved in prior years due to concerns about collectability.

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

New Concept Energy, Inc.

Date: November 7, 2014	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer