Form 10-K
period 2014-12-31
New Concept Energy, Inc.
filed 2015-03-31
CIK 105744

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2014
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

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the NYSE MKT as of June 30, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $923,000 based upon a total of 895,982 shares held as of June 30, 2013 by persons believed to be non-affiliates of the Registrant.  The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 31, 2015, there were 1,946,935 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:  NONE

NEW CONCEPT ENERGY, INC.
Index to Annual Report on Form 10-K
Fiscal year ended December 31, 2014

NEW CONCEPT ENERGY, INC.

Forward-Looking Statements

Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  The words “estimate”, “plan”, “intend”, “expect”, “anticipate”, “and believe” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference.  New Concept Energy, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved.  Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described under Item 1A. Risk Factors beginning on page 5.

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

Oil and Gas Operations

The Company, through its wholly owned subsidiaries Mountaineer State Energy, Inc. and Mountaineer State Operations, LLC, owns and operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia. The majority of our oil & gas operation was acquired through the acquisition of the Carl E. Smith Companies in 2008.

As of December 31, 2014 the Company has 153 producing gas wells, 31 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

Retirement Community

The Company leases and operates Pacific Pointe Retirement Inn (“Pacific Pointe”) in King City, Oregon.  Pacific Pointe, a retirement center, has a capacity of 114 residents and provides community living with basic services such as meals, housekeeping, laundry, 24/7 staffing, transportation and social and recreational activities.  Our residents do not yet need assistance or support with activities of daily living but prefer the physical and psychological comfort of a residential community of like-minded people and access to senior-oriented services.

Business Strategy

The Company is a Nevada corporation which owns and operates oil and gas wells in Ohio and West Virginia.

The Company intends to continue to pursue acquisition of undervalued or distressed oil and gas related businesses, as well as additional acquisitions of oil and gas leases.  The Company may choose to develop or resell the acquired acreage as management deems most beneficial to the Company. The Company’s strategy is dependent on available financing as well as the market price for oil and gas.

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

Employees

At December 31, 2014, the Company employed, in all segments, 49 people (27 full-time and 22 part-time).  The Company believes it maintains good relationships with its employees.  None of the Company’s employees are represented by a collective bargaining group.

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

Marketing

The Company’s sell its oil and natural gas production to a limited number of purchasers. While there is an available market for crude oil and natural gas production, we cannot be assured that the loss of these purchasers would not have a material impact on the Company. Further a reduction in the market price for oil and gas will have a negative effect on the Company’s financial position.

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

The oil & gas industry faces exposure from changes in oil and gas prices due to market fluctuations beyond the Company’s control.

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

As of March 27, 2015 a group of entities owned and controlled approximately 42% of the Company’s outstanding common stock.  This group has significant voting power to block any attempted change in control – See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

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

The average occupancy and lease rate per resident for our one retirement facility is as follows:

                                                                                                                                           Average                             Average
         Occupancy                      Monthly Rate

December 2014                                                                                                  85.5%                                    $2,235
December 2013                                                                                                  90.0%                                    $2,290
December 2012                                                                                                  92.1%                                    $2,225
December 2011                                                                                                  90.5%                                    $2,191
December 2010                                                                                                  91.3%                                    $2,139

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

 According to our independent reserve engineering firm, Lee Keeling & Associates, Inc. as of December 31, 2014, our Proved Reserves in Ohio and West Virginia were approximately 2.9 million Mcf of natural gas and 139 thousand Bbls of oil.  Of the total Proved Reserves, approximately 33% were Proved Developed Reserves.  As of December 31, 2014, the related PV-10 of our Proved Reserves was approximately $10.8 million from Ohio & West Virginia.

Additional Oil and Gas Information

Production

2014 - 159,000 Mcf of natural gas and 10,459 Bbls of oil
2013 - 194,000 Mcf of natural gas and 12,404 Bbls of oil
2012 - 178,000 Mcf of natural gas and 8,115 Bbls of oil

Average sales price per unit

2014 - $4.53 per Mcf and $90.82 per Bbls
2013 - $4.23 per Mcf and $96.00 per Bbls
2012 - $3.59 per Mcf and $92.43 per Bbls

Productive wells

2014 – 153
2013 – 152
2012 – 152

Developed acreage – approximately 20,000 acres

Drilling activity – The Company acquired the operations in Ohio and West Virginia in October 2008 and has, for the most part, focused on improving production from wells. Since the acquisition the Company has drilled 15 wells.

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

Proved Reserves

The following table presents our estimated Proved Reserves as of December 31, 2014.  These estimates correspond with the method used in presenting the “Supplemental Information on Oil and Gas Operations” in Note N to our consolidated financial statements included in this report.

	Gas	Oil
	(MMCF)	(MBBLS)
Proved Reserves
U.S. Onshore
Developed Producing	673	53
Developed Non-Producing	25	18
Undeveloped	2,168	68
Total Proved Reserves	2,866	139

The following table presents the changes in our total proved undeveloped reserves.

	Gas	Oil
	(MMCF)	(MBBLS)
Proved Undeveloped Reserves as of December 31, 2013	2,168	68
Revaluation of Undeveloped Reserves	-	-
Conversion to Proved Developed Reserves	-	-

Proved Undeveloped Reserves as of December 31, 2014	2,168	68

Well Statistics

The following table sets forth our wells (all natural gas) as of December 31, 2014.

	Wells
	Gross (1)	Net (2)
U.S. Onshore
Producing	153	148
Non-Producing	31	31
Total wells	184	179

(1)  Gross wells are the sum of all wells in which we own an interest.
(2)  Net wells are gross wells multiplied by our fractional working interests on the well.

Acreage Statistics

The following table sets forth our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2014.

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

Following a jury trial in 2009, the Trial Court (295th District Court of Harris County, Texas) reduced the actual damages found by the jury of $66.5 million and entered judgment against EurEnergy and the individual jointly and severally for $31.12 million in actual damages on its tortuous-interference claim and the Court further assessed exemplary damages against The individual and EurEnergy in the amount of $8.5 million each. The Court granted a judgment for the Company finding that it was not the “alter ego” of any of the other parties and thereby would not incur any damages.

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

The Company and other defendants filed a Petition for Review of the Court of Appeals Opinion with the Supreme Court of the State of Texas. After requesting a response from the Plaintiff the Supreme Court requested a full briefing on the merits. In March 2013 the Court granted the Petition for Review and oral arguments were heard in September 2013. The parties are awaiting a decision by the Court

 The Company vigorously denies that it is the “alter ego” of any other entity; further the Company strongly believes that the Court of Appeals opinion is erroneous in concluding that the Company is an “alter ego” of any other entity which is contrary to Nevada substantive law. There are also questions regarding the underlying liability of EurEnergy and if Eurenergy is successful in its petition for review or, even if unsuccessful if the Company is successful on its positions described above, the Trial Court’s judgment could be reinstated and the Company would have no liability on this claim.

Chesapeake Exploration Limited Partnership and Chesapeake Operating, Inc. (“Chesapeake”)

 In January 2006, the Company entered into a joint operating agreement evidencing its acquisition of a 5% interest in two gas wells being drilled and ultimately operated by Chesapeake.  The Company relied on the cost projections provided by Chesapeake to make its investment decision.  Subsequent to its investment, the Company received an invoice from Chesapeake for $556,217 which, according to Chesapeake, represents the Company’s 5% share of additional costs incurred by Chesapeake in drilling the wells.  The Company believed that these additional costs far exceed any reasonable expense that should have been incurred in drilling the two wells and were incurred without notifying the Company of such expenses. The Company did not pay the additional charges.  In April 2007, Chesapeake filed a lawsuit against the Company and others in District Court of Tarrant County, Texas.

 In March 2011, Chesapeake received a summary judgment award including prejudgment interest for $686,874 plus $65,000 in legal fees. Further, the judgment awarded Chesapeake additional legal fees of $30,000 should the Company file unsuccessful appeals to the Court of Appeals and the Texas Supreme Court. Chesapeake would also receive to post judgment interest.

The judgment did however acknowledge that the plaintiff did not pay the Company for it’s pro rata share of the gas produced by the two wells during the entire period in question.

The Company appealed the judgment to the Court of Appeals which reduced the judgment by $22,000, but otherwise affirmed the lower court ruling. The Company filed an appeal with the Texas Supreme Court; however on February 15, 2013 the Texas Supreme Court denied the petition.

Following the ruling in March 2011, the Company arranged for a bond to the benefit of Chesapeake from a third party bonding company for approximately $791,960. In February 2014 the Company paid the bonding company $791,960 which in turn paid Chesapeake.

There still remains the matter of the gas that is owed to the Company for it’s pro rata share of the gas produced and withheld by Chesapeake. The Company has estimated that there is approximately 70,000 MCF of gas for which the Company needs to be paid or receive in kind which would then be sold. In 2013, Chesapeake sold the two wells to BHP Billiton Petroleum (“BHP”). In 2014 BHP has begun paying the Company for its oil and gas interests out of current monthly production.

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

	2014		2013
	High	Low	High	Low
First Quarter	$2.16	$1.62	$1.89	$1.23
Second Quarter	$5.25	$1.72	$1.49	$1.00
Third Quarter	$3.37	$1.56	$1.56	$1.06
Fourth Quarter	$1.51	$0.85	$2.58	$1.24

On March 20, 2015 the closing price of the Company’s Common Stock was $2.32 per share.  According to the Transfer Agent’s records, at March 22, 2015 the Company’s Common Stock was held by approximately 398 holders of record.

Dividends

The Company paid no dividends on its Common Stock in 2014 or 2013.  The Company has not paid cash dividends on its Common stock during at least the last ten fiscal years and it has been the policy of the Board of Directors of the Company to retain all earnings to pay down debt and finance future expansion and development of its businesses.  The payment of dividends, if any, will be determined by the Board of Directors in the future in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Purchases of Equity Securities

The Board of Directors has not authorized the repurchase of any shares of its Common Stock under any share repurchase program, except when stockholders owning less than one round lot (100 shares) so request, the Company will purchase shares at market closing on the last trading day prior to receipt of the certificate(s).  The Company repurchased no shares during the three months ended December 31, 2014.

Item 6.  Selected Financial Data

The selected consolidated financial data presented below are derived from the Company’s audited financial statements.

	December 31,
	2014	2013	2012
	(amounts in thousands, except per share amounts)

Operating revenue	$4,363	$4,222	$3,944
Operating expenses	5,253	5,064	5,766
Operating profit (loss)	(890	(842)	(1,822)

Earnings (loss) from continuing operations before income taxes	(779)	426	168
Income tax (expense)	—	—	—

Earnings (loss) from continuing operations	(779)	426	168

NET EARNINGS (LOSS)	$(779)	$426	$168

Earnings (loss) per common share – basic and diluted
Continuing operations	$(0.40)	$0.22	$0.09
Net earnings per share	$(0.40)	$0.22	$0.09
Basic weighted average common shares	1,947	1,947	1,947

Balance Sheet Data:
Total assets	$12,274	$13,308	$12,484
Long-term debt	1,428	2,195	2,857
Asset retirement obligation	2,770	2,770	2,770
Total liabilities	5,981	6,236	5,838
Total stockholders’ equity	$6,293	$7,072	$6,646

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

The Company, through its wholly owned subsidiaries Mountaineer State Energy, Inc. and Mountaineer State Operations, LLC, owns and operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia. The majority of our oil & gas operation was acquired through the acquisition of the Carl E. Smith Companies in 2008.

As of December 31, 2014 the Company has 153 producing gas wells, 31 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

A component of the purchase price for the acquisition of Carl E. Smith, Inc. were certain non-interest bearing long term obligations which the Company will paid out over the next 14 years.  The Company has evaluated the above notes and after factoring in certain offsets provided for in the agreement, has valued the above obligations at $1,513,000 at December 31, 2014.

As of December 31, 2014, the Company leased one independent living community in Oregon, with a capacity of 114 residents.

A number of years ago the Company owned, leased and operated assisted living and retirement communities throughout the United States of America.  During that period of time the Company has both acquired and sold over seventy communities.  The property in Oregon is a holdover from that time period.  While not an integral part of our business plan, the one remaining facility is profitable and it is anticipated that it will remain a part of the Company’s operations.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At December 31, 2014, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At December 31, 2014, the Company had current assets of $698,000 and current liabilities of $1,783,000.

Cash and cash equivalents totaled $300,000 at December 31, 2014 and $1,621,000 at December 31, 2013.  New Concept’s principal sources of cash are property operations, sales of oil and gas, and proceeds from sales of assets.

Net cash provided (used) by continuing operating activities was ($282,000) in 2014, $1,602,000 in 2013 and $501,000 in 2012.

Net cash used in investing activities was $954,000 in 2014, $401,000 in 2013 and $209,000 in 2012.

Net cash provided by (used in) financing activities was ($85,000) in 2014, $22,000 in 2013 and ($3,000) in 2012.

Results of Operations

Fiscal 2014 as compared to 2013

Revenues: Total revenues was $4.4 million in 2014 and $4.2 million in 2013.  Net revenue for our oil and gas operation increased by $200,000 for the first nine months of the year but decreased by $200,000 in the final quarter of the year. The fluxuation was principally due to the price the Company received for its oil in 2014 as compared to 2013. The revenue for the retirement community increased by approximately $200,000 in 2014 compared to 2013 principally due to rate increases.

Operating Expenses: Operating expenses were $5.3 million in 2014 and $5.1 million in 2013.

Oil & gas operating expenses decreased by a net of $214,000 in 2014. Pursuant to the requirements of the “full cost ceiling test” in 2013 the Company recorded a non-cash charge to operations of $ 200,000 to write down its investment of $250,000 in two small wells in Arkansas.

 In 2012 the Company recorded a similar non-cash charge to operations of $912,000 for its operations in West Virginia / Ohio. In 2013 the value calculated in accordance with the “full cost ceiling test” was recovered however, the accounting rules prohibit the recovery of a previously taken write-down.

Real estate operating expenses were $2.6 million in 2014 as compared to $2.5 million in 2013. The principal cause of the increase were non-payroll related expenses at the Company’s retirement facility.

Corporate Expenses were $823,000 in 2014 and $500,000 in 2013. The increase is primarily due to consulting fees paid to assist the Company in its oil and gas operations and to identify new oil and gas opportunities.

Interest Income & Expense: Interest Expense was $91,000 in 2014 as compared to $114,000 in 2013. The decrease was due to a reduction in the long term debt owed to the previous owners of the Company’s oil and gas operation in West Virginia / Ohio.

Other Income & (Expense): Other income & (expense) was $197,000 for 2014 as compared to $ ($189,000) in 2013. The balances in 2014 and 2013 are comprised of numerous events.

Bad Debt Expense (Recovery): In 2011 the company recorded a bad debt expense with respect to a note receivable of $10 million dollars. In 2013 and 2012 the company recovered $1.6 million and $2.1 million, respectively, and recorded income (see: Item 13. on page 21 and Note C on page 34 for an explanation of the transaction)

Fiscal 2013 as compared to 2012

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

Real estate operating expenses were $2,500,000 in 2013 as compared to $2,400,000 in 2012. The principal cause of the increase was payroll increases at the Company’s retirement facility.

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

Item 8.  Financial Statements

The consolidated financial statements required by this Item begin at page 24 of this Report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting.  There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Roz Campisi Beadle, age 57, (Independent) Director since December 2003

Ms. Beadle is Executive Vice President of Unified Housing Foundation and a licensed realtor.  She is also a Director, President, and Treasurer of Arcadian Energy, Inc., a Nevada corporation, and the holder, together with its subsidiary, of more than 40% of the Common Stock of the Company. She has a background in public relations and marketing.  Ms. Beadle is also extremely active in various civic and community services.

Gene S. Bertcher, age 66, (Affiliated) Director November 1989 to September 1996 and since June 1999

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

Victor L. Lund, age 85, (Independent) Director since March 1996

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

Board Committees

The Board of Directors held five meetings during 2014.  For such year, no incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the period that he or she served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.  The Audit Committee was formed on December 12, 2003, and its function is to review the Company’s operating and accounting procedures.  A Charter of the Audit Committee has been adopted by the Board.  The current members of the Audit Committee, all of whom are independent within the SEC regulations, the listing standards of the NYSE MKT and the Company’s Corporate Governance Guidelines are Messrs. Locklear (Chairman), Huffstickler and Lund.  Mr. Dan Locklear is qualified as an Audit Committee financial expert within the meaning of SEC regulations, and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the NYSE MKT. The Audit Committee met four times in 2014.

The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to the corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines.  In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates.  The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance and self-evaluation.  The Charter of the Governance and Nominating Committee was adopted on October 20, 2004.  The members of the Committee are Messrs. Huffstickler (Chairman), Lund and Ms. Beadle.  The Governance and Nominating Committee met once in 2014.

The Board has also formed a Compensation Committee of the Board of Directors, adopted a Charter for the Compensation Committee on October 20, 2004, and selected Ms. Beadle (Chairman) and Messrs. Huffstickler and Locklear as members of that Committee.  The Compensation Committee met once in 2014.

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

Item 11.  Executive Compensation

The following tables set forth the compensation in all categories paid by the Company for services rendered during the fiscal years ended December 31, 2014, 2013 and 2012 by the Chief Executive Officer of the Company and to the other executive officers and Directors of the Company whose total annual salary in 2014 exceeded $100,000.

SUMMARY COMPENSATION TABLE

							Change in
						Non-	Pension
						Equity	Value and
Name						Incentive	Nonqualified	All
and						Plan	Deferred	Other
Principal				Stock	Option	Compen-	Compensation	Compen-
Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total

Gene S. Bertcher (1) Chairman, President & Chief Financial Officer	2014	$107,300							$107,300
	2013	$103,300							$103,300
	2012	$103,300							$103,300

Commencing in February 2008, three other publicly held entities needed a chief financial officer, Income Opportunity Realty Investors, Inc. (“IOT”), Transcontinental Realty Investors, Inc. (“TCI”) and American Realty Investors, Inc. (“ARL”) each of which have the same contractual advisor, now Pillar Income Asset Management, Inc. (“Pillar”). On an interim basis, these three entities made an arrangement with the Company for the accounting and administrative services of the Company, specifically Gene S. Bertcher, President and principal executive officer of the Company who is a certified public accountant and has a long history in that industry. At the time NCE, through Bertcher, was also providing accounting and administrative services to other entities on a fee based arrangement to assist those entities when NCE has excess capacity and personnel to provide accounting services. Commencing February 2008, Mr. Bertcher was elected as an officer and chief financial officer of each of IOT, TCI and ARL. As a compensation arrangement evolved over time, the three entities agreed to reimburse NCE for one-half of the gross compensation and related expenses of Bertcher at NCE and from and after December 31, 2010, arranged to provide office space for Mr. Bertcher and certain other NCE personnel rather than requiring operating out of two separate locations. Beginning January 1, 2011, the NCE accounting department moved into offices maintained by the contractual advisor of the three entities. Further, NCE was allowed the use of certain administrative services such as space on the contractual advisor’s computer server, use of copiers, telephone services, etc. NCE has not been charged for the use of office space, computer services, telephone service or other day-to-day cost of operating an office. Each of IOT, TCI and ARL effectively split the cost one-third each. ARL owns in excess of 80% of the Common Stock of TCI and TCI in turn owns in excess of 80% of the Common Stock of IOT. The agreement renews on an annual basis and is terminable on sixty days written notice.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 27, 2015, certain information with respect to all stockholders known by the Company to own beneficially more than 5% of the outstanding Common Stock, which is the only outstanding class of securities of the Company, except for Series B Preferred Stock (the ownership of which is immaterial), as well as information with respect to the Company’s Common Stock owned beneficially by each director and current executive officers, whose compensation from the Company in 2014 exceeded $100,000, and by all directors and executive officers as a group.  Unless otherwise indicated, each of these stockholders has sole voting and investment power with respect to the shares beneficially owned.
	Common Stock
Name of Beneficial Owner	No. of Shares	Percent of Class*
Arcadian Energy, Inc.(3)(5)	813,968	41.81%
Roz Campisi Beadle(3)(5)	814,068	41.81%
Gene S. Bertcher(2)	40,811	2.1%
Go Green Fuel N.A., L.P. (6)	100,000	5.14%
HKS Investment Corporation(1)	108,944	5.6%
Albert Spiesman(7)	112,326	5.77%
James E. Huffstickler	—	0%
Dan Locklear	—	0%
Victor L. Lund	—	0%
TacCo Financial, Inc.(3)(4)	14,974	0.77%
URC Energy, LLC(3)(5)	672,630	34.54%
All executive officers and directors as a group (five persons)	40,911	2.1%

*           Based on 1,946,935 shares of common stock outstanding at March 27, 2015

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
(3)
Based on Amendment 22 to Schedule 13D, amended February 11, 2015, filed by each of these entities.  Arcadian Energy, Inc. owns 141,338 shares directly and is the sole member of URC Energy, LLC which owns 672,630 shares.  The amended Schedule 13D indicates that these entities, collectively, may be deemed a “Person” within the meaning of Section 13D of the Securities Exchange Act of 1934. Includes 100 shares owned directly by Ms. Beadle, a director, President, and Treasurer of Arcadian Energy, Inc. (“Arcadian”), which owns 127,968 shares direct and is the sole member of URC Energy, LLC, which owns 672,630 shares direct. Arcadian is the sole member of URC Energy, LLC, and Arcadian is deemed to be the beneficial owner of such 672,630 shares. Ms. Beadle shares voting power with one other director over the shares owned by Arcadian and URC Energy, LLC.

(4)
Consists of 14,974 shares of common stock.  Officers and Directors of TacCo Financial, Inc. (“TFI”) are Ted P. Stokely, Chairman; RL S. Lemke, President and Treasurer and Craig E. Landess, Secretary.  TFI’s stock is owned by Ted P. Stokely (100%).

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

(7)	According to a schedule 13G, filed for an event occurring February 27, 2015, by Albert Spiesman, Roth retirement accounts for Albert Spiesman own and hold 82,701 shares; Albert Spiesman, a Trustee for a Roth retirement account f/b/o Joyce E. Spiesman, owns and holds 14,625 shares; and Albert and Joyce E. Spiesman hold, as joint tenancy, 15,000 shares of Common Stock, for an aggregate total of 112,326 shares of Common Stock, beneficially owned by Albert Spiesman.

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

During 2014, the Company incurred obligations to Pillar totaling approximately $1.6 million. In a joint agreement among Pillar, PIAMI and the Company, Pillar agreed to relieve the Company of its obligation to pay $1.6 million and the Company agreed to reduce the amount owed by Prime by a like amount.

During 2012, the Company and several other defendants settled a lawsuit for $225,000. The Company paid the entire amount and has a note receivable from one of the other defendants (a subsidiary of Arcadian Energy, Inc) for $112,500 representing its share of the settlement. In addition, the Company paid $48,800 to a consultant and will be reimbursed by Arcadian for a portion of his services.

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

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2014 and 2013 by the Company’s principal accounting firm Swalm & Associates, P.C.:

Type of Fees	2014	2013
Audit Fees	$59,566	$57,536
Audit Related Fees	0	0
Tax Fees	8,525	8,525
Total Fees	$68,091	$66,061

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

Financial Information Systems Design and Implementation Fees

Swalm & Associates, P.C. did not render professional services to the Company in 2014 with respect to financial information systems design and implementation.

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

PART IV

Item 15.  Consolidated Financial Statement And Supplementary Schedules

INDEX TO FINANCIAL STATEMENTS

                                                                                                                                            Page
FINANCIAL STATEMENTS
Report of Swalm & Associates, P.C.	25
Consolidated Balance Sheets	26
Consolidated Statements of Operations	28
Consolidated Statements of Cash Flows	29
Consolidated Statements of Changes in Stockholders’ Equity	30
Notes to Consolidated Financial Statements	31

FINANCIAL STATEMENT SCHEDULES:  Other financial statement schedules have been omitted because they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
New Concept Energy, Inc.

We have audited the accompanying consolidated balance sheets of New Concept Energy, Inc., and Subsidiaries, as of December 31, 2014 and 2013, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Concept Energy, Inc., and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As described in Note C to the consolidated financial statements, the Company had significant balances due from an affiliate which was fully reserved in 2011.

As described in Note K to the financial statements, the Company is named as a party to a significant lawsuit judgment.  The Company and its legal counsel believe that the judgment is in error and that while the outcome of the matter cannot presently be determined, they do not believe that the matter will have a material effect on the Company’s consolidated financial position.  Accordingly, no provision for any liability that may result has been made in the financial statements.  Nevertheless, due to the nature of the uncertainty, it is reasonably possible that management’s view of the outcome will change in the near term.

/s/ Swalm & Associates, P.C.

Richardson, Texas
March 31, 2015

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
	December 31
	2014	2013
Assets

Current assets
Cash and cash equivalents	$300	$1,621
Accounts receivable from oil and gas sales	216	195
Other current assets	182	203
Total current assets	698	2,019

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	8,809	9,190

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	1,476	1,442
Other	162	183
Total property and equipment	1,638	1,625

Other assets (including $126,000 and $122,000 in 2014 and 2013 due from related parties)	1,129	474

Total assets	$12,274	$13,308

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(amounts in thousands, except share amounts)

	December 31
	2014	2013
Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade (including $494 in 2014 due to related parties)	$673	$121
Accrued expenses	229	965
Current portion of long term debt	881	185
Total current liabilities	1,783	1,271

Long-term debt
Notes payable less current portion	1,428	2,195
Asset retirement obligation	2,770	2,770
Total liabilities	5,981	6,236

Stockholders' equity
Series B convertible preferred stock, $10 par value, liquidation value
of $100 authorized 100 shares, issued and outstanding one share	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at December 31, 2014 and 2013	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(52,566)	(51,787)

	6,293	7,072

Total liabilities & stockholders' equity	$12,274	$13,308

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
(amounts in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue
Oil and gas operations, net of royalties	$1,489	$1,477	$1,182
Real estate operations	2,874	2,745	2,762
	4,363	4,222	3,944

Operating expenses
Oil and gas operations	1,853	1,867	1,820
Real estate operations	1,616	1,555	1,465
Lease expense	961	942	924
Corporate general and administrative	823	500	577
Accretion of asset retirement obligation	-	-	68
Impairment of natural gas and oil properties	-	200	912
	5,253	5,064	5,766
Operating earnings (loss)	(890)	(842)	(1,822)

Other income (expense)
Interest income	5	9	-
Interest expense	(91)	(114)	(208)
Bad debt expense (recovery) - note receivable	-	1,562	2,076
Other income (expense), net	197	(189)	122
	111	1,268	1,990

Earnings (loss) from continuing operations	(779)	426	168

Net income (loss) applicable to common shares	$(779)	$426	$168

Net income (loss) per common share-basic and diluted	$(0.40)	$0.22	$0.09

Weighted average common and equivalent shares outstanding - basic	1,947	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
	Year ended December 31,
	2014	2013	2012

Cash flows from operating activities
Net income (loss)	$(779)	$426	$168
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	732	763	779
Impairment of natural gas and oil properties	-	200	912
Accretion of asset retirement obligation	-	-	68
Write-off (recovery) of affiliate receivable	-	(1,562)	(2,076)
Reserve for liability in Chesapeake litigation	-	381
Changes in operating assets and liabilities
Other current and non-current assets	5	(163)	(227)
Accounts payable and other liabilities	(240)	1,557	756
Interest payable	-	-	121
Net cash provided by (used) in operating activities	(282)	1,602	501

Cash flows from investing activities
Investment in oil and gas properties	(129)	(240)	(103)
Fixed asset additions	(175)	(161)	(106)
Real estate held for investment	(650)
Net cash used in investing activities	(954)	(401)	(209)

Cash flows from financing activities
Payment on notes payable	(213)	(40)	(54)
Proceeds from loans	128	62	51
Net cash provided by (used in) financing activities	(85)	22	(3)

Net increase (decrease) in cash and cash equivalents	(1,321)	1,223	289
Cash and cash equivalents at beginning of year	1,621	398	109

Cash and cash equivalents at end of year	$300	$1,621	$398

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable:	$77	$72	$87

The accompanying notes are an integral part of these consolidated financial statements.

New Concept Energy Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Series B		Common		Additional	Accum-
	Preferred stock		Stock		paid in	ulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2011	1	$1	1,947	$20	$58,838	$(52,381)	$6,478
Net Income						168	168
Balance at December 31, 2012	1	1	1,947	20	58,838	(52,213)	6,646
Net Income						426	426
Balance at December 31, 2013	1	1	1,947	20	58,838	(51,787)	7,072
Net Income						(779)	(779)
Balance at December 31, 2014	1	$1	1,947	$20	$58,838	$(52,566)	$6,293

The accompanying notes are an integral part of these consolidated financial statements.

New Concept Energy Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

NOTE A – BUSINESS DESCRIPTION AND PRESENTATION

The Company, through its wholly owned subsidiaries Mountaineer State Energy, Inc. and Mountaineer State Operations, LLC, operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia. As of December 31, 2014 the Company has 153 producing oil & gas wells, 31 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

The Company engaged the firm of independent oil and gas engineers Lee Keeling & Associates, Inc. to estimate the net oil and gas reserves.  On the basis of their study, the estimates of future net revenues using a present value discount of 10% were estimated to be $10.8 million at December 31, 2014.

NCE also leases and operates a retirement community in King City Oregon, with a capacity of 114 residents.

In February 2014 the Company acquired 7.4 acres of undeveloped land in Desoto TX. For $624,000. The Company believes the highest and best use of this property is for the construction and development of multifamily housing. The Company acquired the property for investment purposes.  This investment is included in assets on the balance sheet.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of New Concept Energy, Inc. and its majority-owned subsidiaries (collectively, the “Company”, New Concept or “NCE”) and are prepared on the basis of accounting principles generally accepted in the United States of America “GAAP”.  All significant intercompany transactions and accounts have been eliminated.

Depreciation and Amortization

Depreciation is provided for in amounts sufficient to relate the cost of property and equipment to operations over their estimated service lives, ranging from 3 to 40 years. Depreciation is computed by the straight-line method.

Depreciation and amortization expense, which is included in operations, was $176,000, $188,000 and $165,000 for 2014, 2013 and 2012, respectively.

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

The Company recorded depletion of mineral rights of $510,000, $650,000 and $614,000 in 2014, 2013 and 2012 respectively.

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

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission.  Such assumptions include using recent oil and gas prices and year-end costs for estimated future development and production expenditures.  Discounted future net cash flows are calculated using a 10% rate.  Changes in any of these assumptions could have a significant impact on the standardized measure.  Accordingly, the standardized measure does not represent management’s estimated current market value of proved reserves. At December 31, 2014, the Company’s net book value of oil and natural gas properties exceeded the ceiling amount based on the unweighted arithmetic average of the first day of each month for the 12-month period ended December 31, 2014.

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

Revenue recognition and gas imbalances

We use the sales method of accounting for oil and natural gas revenues.  Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers.  Gas imbalances at December 31, 2014 were not significant.  New Concept also follows the sales method of accounting for natural gas production imbalances and would recognize a liability if the existing proved reserves were not adequate to cover an imbalance.

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

Revenues are recognized when products are shipped or services are provided to customers, title is transferred, the sales price is fixed or determinable and collectability is reasonably assured. Costs associated with revenues are recorded in cost of revenues.  Production volumes of natural gas are sold immediately and transported via pipeline.  Royalties on the production of natural gas either paid in cash or settled through the delivery of volumes. The Company includes royalties in its revenues and cost of revenues when settlement of the royalties is paid in cash, while royalties settled by the delivery of volumes are excluded from revenues and cost of revenues.

The Company follows the sales method of accounting for natural gas production imbalances and would recognize a liability if the existing proved reserves were not adequate to cover an imbalance.

 Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Asset Retirement Obligation

The Company records an asset retirement obligation liability on the consolidated balance sheets and capitalizes a portion of the cost in “Oil and natural gas properties” during the period in which the obligation is incurred.  The asset retirement obligation is further described in Note O.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification, (“ASC”) No. 740, “Accounting for Income Taxes”. ASC 740 requires an asset and liability approach to financial accounting for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities result in deferred tax assets, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided for a portion or all of the deferred tax assets when there is an uncertainty regarding the Company’s ability to recognize the benefits of the assets in future years.  Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income.  There is no assurance that the Company will generate earnings in future years.  Since management could not determine the likelihood that the benefit of the deferred tax asset would be realized, no deferred tax asset was recognized by the Company.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that our Company has not implemented that materially affect our consolidated financial statements.

NOTE C – RECEIVABLES – PAYABLES – RELATED PARTIES

Prime Income Asset Management, Inc.

Prime Income Asset Management, Inc. (“PIAMI”) is a real estate management company that also invests in real estate for its own account. Pillar Income Asset Management, Inc. (“Pillar”) is a real estate management company. Both PIAMI and Pillar are indirectly owned by a private trust. URC Energy Inc. (“URC”) is and has been a significant investor in the Company. URC is indirectly owned by a private trust  While the trusts for PIAMI and Pillar and URC are separate they have similar trustees and beneficiaries and therefore the Company has noted PIAMI and Pillar as related parties. Eurenergy Resources, Inc. (“ERC”) is an oil & gas company that owned and operated oil and gas wells.

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

Beginning in 2011, the Company conducted business with Pillar whereby Pillar provided the Company with services including processing payroll, acquiring insurance and other administrative matters (rent). The Company believes that by purchasing these services through certain large entities it can get lower costs and better service. Pillar does not charge the Company a fee for providing these services.

While separate companies, both PIAMI and Pillar are both owned by Realty Advisors, Inc. (“RAI”).  During 2011 and 2012, the Company incurred obligations to Pillar totaling approximately $2.1 million. In a joint agreement among Pillar, PIAMI and the Company, Pillar agreed to relieve the Company of its obligation to pay $2.1 million and the Company agreed to reduce the amount owed by Prime by a like amount. In 2012 the Company recorded a $2.1 million recovery on the transaction reduction in the PIAMI obligation.

During 2013, the Company incurred obligations to Pillar totaling approximately $1.6 million. In a joint agreement among Pillar, PIAMI and the Company, Pillar agreed to relieve the Company of its obligation to pay $1.6 million and the Company agreed to reduce the amount owed by Prime by a like amount.

Coastland Operations, LLC

During 2012, the Company and several other defendants settled a lawsuit for $225,000. The Company paid the entire amount and has a note receivable from one of the other defendants, Coastland Operations, LLC (a subsidiary of Arcadian Energy, Inc) for $112,500 representing its share of the settlement Arcadian for a portion of his services. Arcadian, through its subsidiary URC is a significant shareholder of the Company and is therefore considered a related party. In March 2015 the $112,500 plus all accrued interest thereon was paid to the Company.

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

NOTE E – NOTES PAYABLE

Notes payable is comprised of the following (in thousands):

	2014	2013

Notes payable from the acquisition of Mountaineer State Energy, Inc.	$1,514	$1,499
Bank Debt	$795	$881
	$2,309	$2,380

Mountaineer State Energy, Inc. was acquired in 2008. As part of the purchase price the Company issued non-interesting bearing notes with the first payment being required in 2015 and the final payment due in 2032. The balance reflected above is the present value of those obligations.

Bank debt represent loans from a bank to finance drilling and equipment at the Company’s oil and gas operation. The interest rate ranges from 5% to 5 ½ %. The loans are collateralized by the Company’s oil & gas leases as well as real property and equipment.

Aggregate annual principal maturities of long-term debt at December 31, 2014 are as follows (in thousands):

2014	881
2015	263
2016	261
2017	256
2018	107
Thereafter	541

$2,309

NOTE F – OPERATING LEASES

The Company leases a retirement community under an operating lease which expires January 31, 2017, with an option to renew for an additional five-year period. The Company also has operating leases for equipment and office space.  The leases generally provide that the Company pay property taxes, insurance and maintenance.

Future minimum payments for the primary lease following December 31, 2014 are as follows (in thousands):

2015	980
2016	1,000
2017	83

$2,063

Lease expense in 2014, 2013 and 2012 was$961,000, $942,000 and $924,000 respectively.

NOTE G - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Basic Earnings Per Share:
Numerator:
Net income from continuing operations	$(779)	$426	$168

Denominator:
Weighted average shares outstanding	1,947	1,947	1,947

Basic earnings (loss) per share from continuing operations	(0.40)	0.22	0.09

Basic earnings per share from discounted operations	$-	$-	$-

NOTE H – INCOME TAXES

At December 31, 2014, the Company had net operating loss carry forwards of approximately $7.4 million, which expire between 2014 and 2027.

Forms 1120, U.S, Corporation Income Tax Returns, for the years ending December 31, 2014, 2013, 2012 are subject to examination, by the IRS, generally for three years after they are filed.

The following table presents the principal reasons for the difference between the Company's effective tax rate and the United States statutory income tax rate.

	2014	2013	2012
Federal income tax at statutory rate per books	$0	$149	$59
Change in valuation allowance	0	0	0
Net operating loss	0	(149)	(59)
Federal income tax per tax return	$0	$0	$0

Effective income tax rate	0.00%	0.00%	0.00%

NOTE I – STOCKHOLDERS’ EQUITY

Outstanding Preferred Stock

Preferred stock consists of the following (amounts in thousands):

	Year Ended
	December 31,
	2014	2013
Series B convertible preferred stock, $10 par value, liquidation value of $100, authorized 100 shares, issued and outstanding one share	1	1

The Series B preferred stock has a liquidation value of $100 per share. The right to convert expired April 30, 2003.  Dividends at a rate of 6% are payable in cash or preferred shares at the option of the Company.

NOTE J – OTHER INCOME (EXPENSE)

Other income (expense) consists of the following: (amounts in thousands)

	Year ended December 31,
	2014	2013	2012

Litigation costs for the Chesapeake matter	$-	(382)	-
Income for gas held by Chesapeake	-	200	-
Other	197	(7)	122

	$197	$(189)	$122

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

Following a jury trial in 2009, the Trial Court (295th District Court of Harris County, Texas) reduced the actual damages found by the jury of $66.5 million and entered judgment against EurEnergy and the individual jointly and severally for $31.12 million in actual damages on its tortuous-interference claim and the Court further assessed exemplary damages against The individual and EurEnergy in the amount of $8.5 million each. The Court granted a judgment for the Company that it was not the alter ego of any of the other parties and thereby would not incur any damages.

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

The Company has appealed the judgment to the Court of Appeals which reduced the judgment by $22,000, but otherwise affirmed the lower court ruling. The Company filed an appeal with the Texas Supreme Court, however on February 15, 2013 the Texas Supreme Court denied the petition.

Following the ruling in March 2011, the Company arranged for a bond to the benefit of Chesapeake from a third party bonding Company for approximately $791,960. In February 2014, the Company paid the bonding company $791,960, who in turn paid Chesapeake.

There still remains the matter of the gas that is owed to the Company for it’s pro rata share of the gas produced and withheld by Chesapeake. The Company has estimated that there is approximately 70,000 MCF of gas for which the Company needs to be paid or receive in kind which would then be sold. In 2013 Chesapeake sold the two wells to BHP Billiton Petroleum (“BHP”). In 2014 BHP has begun paying the Company for its oil and gas interests out of current monthly production.

Other

The Company has been named as a defendant in other lawsuits in the ordinary course of business.  Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

NOTE L – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Year ended December 31, 2014	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$1,489	$2,874	$-	$4,363

Operating expenses	1,233	2,512	823	$4,568
Depreciation, depletion and amortization	620	65	-	$685
Impairment of oil and gas properties	-	-	-	$-
Total Operating Expenses	1,853	2,577	823	5,253
Interest expense	91	-	-	$91
Other income	(19)	36	180	$197
Interest income	-		5	$5
Segment operating income	$(474)	$333	$(638)	$(779)
Assets	$10,621	$445	$1,208	$12,274

Year ended December 31, 2013	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$1,477	$2,745	$-	$4,222

Operating expenses	1,213	2,436	498	$4,147
Depreciation, depletion and amortization	654	61	2	$717
Impairment of oil and gas properties	200	-	-	$200
Total Operating Expenses	2,067	2,497	500	5,064
Interest expense	114	-	-	$114
Other income	29	-	1,344	$1,373
Interest income	-		9	9
Segment operating income	$(675)	$248	$853	$426
Assets	$11,859	$842	$607	$13,308

Year ended December 31, 2012	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$1,182	$2,762	$-	$3,944

Operating expenses	1,130	2,339	575	4,044
Depreciation, Depletion and Amortization	690	50	2	742
Accretion of Asset Retirement Obligation	68	-	-	68
Impairment of oil and gas properties	912	-		912
Total Operating Expenses	2,800	2,389	577	5,766
Interest expense	-	-	(208)	(208)
Other income	-	-	2,198	2,198
Segment operating income	$(1,618)	$373	$1,413	$168
Assets	$11,199	$611	$674	$12,484

NOTE M - QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2014, 2013 and 2010.  Amounts shown are in thousands except per share amounts.

	First	Second	Third	Fourth
Year ended December 31, 2014	Quarter	Quarter	Quarter	Quarter

Revenue	$1,069	$1,213	$1,131	$950
Operating (expense)	(1,119)	(1,053)	(1,087)	(1,171)
Corporate general and administrative expense	(192)	(205)	(208)	(218)
Impairment of natural gas and oil properties	-		-	-
Other income (expense) net	202	(54)	(40)	3
Net income (loss) from continuing operations	(40)	(99)	(204)	(436)
Income (loss) allocable to common shareholders	$(40)	$(99)	$(204)	(436)
Income (loss) per common share – basic	$(0.02)	$(0.05)	$(0.10)	$(0.23)

	First	Second	Third	Fourth
Year ended December 31, 2013	Quarter	Quarter	Quarter	Quarter

Revenue	$1,020	$1,050	$1,018	$1,134
Operating (expense)	(1,078)	(1,112)	(1,102)	(1,072)
Corporate general and administrative expense	(173)	(170)	(170)	(129)
Impairment of natural gas and oil properties				(200)
Other income (expense) net	262	370	387	391
Net income (loss) from continuing operations	31	138	133	124
Income (loss) allocable to common shareholders	$31	$138	$133	$124
Income (loss) per common share – basic	$0.02	$0.07	$0.07	$0.06

	First	Second	Third	Fourth
Year ended December 31, 2012	Quarter	Quarter	Quarter	Quarter

Revenue	$964	$988	$976	$1,016
Operating (expense)	(1,102)	(1,071)	(1,022)	(1,082)
Corporate general and administrative expense	(159)	(134)	(108)	(176)
Impairment of natural gas and oil properties	(912)	-	-	-
Other income (expense) net	(58)	48	1,674	534
Net income (loss) from continuing operations	(1,267)	(169)	1,520	84
Income (loss) allocable to common shareholders	$(1,267)	$(169)	$1,520	$84
Income (loss) per common share – basic	$(0.65)	$(0.08)	$0.78	$0.04

NOTE N - SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

The Company’s net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:

	2014
	Gas (MMCF)	Oil (MBBLS)

Proved developed and undeveloped reserves -
January 1, 2014	2,887	173
Purchase of oil and natural gas properties in place	0	0
Discoveries and exclusions	0	0
Revisions	138	(24)
Sales of oil and gas properties in place	0	0
Production	(159)	(10)
December 31, 2014	2,866	139

Proved developed at beginning of year	719	105

Proved developed reserves at end of year	698	70

	2013
	Gas (MMCF)	Oil (MBBLS)

Proved developed and undeveloped reserves -
January 1, 2013	2,849	103
Purchase of oil and natural gas properties in place	0	0
Discoveries and exclusions	0	0
Revisions	232	82
Sales of oil and gas properties in place	0	0
Production	(194)	(12)
December 31, 2013	2,887	173

Proved developed at beginning of year	593	35

Proved developed reserves at end of year	719	105

The following table presents the changes in our total proved undeveloped reserves.

	Gas	Oil
	(MMCF)	(MBBLS)
Proved undeveloped reserves as of December 31, 2012	2,256	68
Revaluation of undeveloped reserves	-	-
Conversion to prove developed reserves	(88)	-

Proved undeveloped reserves as of December 31, 2013	2,168	68

Conversion to prove developed reserves	-	-
Revaluation of undeveloped reserves	-	-

Proved undeveloped reserves as of December 31, 2014	2,168	68

The following table reflects the capitalized costs relating to oil and gas producing activities.

	2014	2013
Property acquisition costs:
Proved properties	$11,496	$11,328
Unproved properties	-	-
Accumulated depreciation, depletion and amortization
and valuation allowance	(2,178)	(2,178)

Net capitalized costs	$8,809	$9,190

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities.

	2014	2013
Property acquisition costs:
Proved properties	$-	$-
Unproved properties	-	-
Exploration costs	-	-
Development costs	129	240

Total cost incurred	$129	$240

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

	2014	2013

Oil and gas sales	$1,489	$1,477
Operating expenses	(1,233)	(1213)
Depreciation, depletion and amortization	(620)	(654)
Impairment of oil & gas properties	-	(200)

Results of operations	$(364)	$(590)

The following table reflects the standardized measure of future net cash flows related to our proved reserves

	2014	2013

Future oil and gas cash inflows	$25,595	$30,060
Future oil & gas operating expenses	(4,170)	(5,445)
Future development costs	(2,983)	(3,350)
Future tax expense	(1,666)	(1,257)
Future net cash flows	$16,776	$20,008
10% discount to reflect timing of cash flows	(5,998)	(7,787)

	$10,778	$12,221

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

In the third quarter of 2012, the Company re-evaluated its method of plugging abandoned wells and determined by doing so in-house it could lower the cost. Based upon the Company’s current calculations, we have established a sufficient reserve, for accounting purposes, to plug the existing wells when necessary.

	2014	2013
Asset retirement obligation, January 1	$2,770	$2,770
Acquisition of oil and gas properties	-	-
Revisions in the estimated cash flows	-	-
Liability incurred upon acquiring and drilling wells	-	-
Liability settled upon plugging and abandoning wells	-	-
Accretion of discounnt expense	-	-
Asset retirement obligation, December 31	$2,770	$2,770

NOTE P –SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 31, 2015, the date the financial statements were available to be issued, and has determined that there are none to be reported.

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

3.11	Certificate of Amendment to Articles of Incorporation effective March 21, 2007 (incorporated by reference to Exhibit 3.13 of Registrant’s Current Report on Form 8-K for event occurring March 21, 2005)
3.12	Amended and restated bylaws of New Concept Energy, Inc. dated November 18, 2008.
10.1	Registrant’s 1997 Stock Option Plan (filed as Exhibit 4.1 to Registrant’s Form S-8 Registration Statement, Registration No. 333-33985 and incorporated herein by this reference).
10.2	Registrant’s 2000 Stock Option Plan (filed as Exhibit 4.1 to Registrant’s Form S-8 Registration Statement, Registration No. 333-50868 and incorporated herein by this reference)
14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
21.1*	Subsidiaries of the Registrant
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer and Chief Financial Officer
32.1*	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Reserve Study dated March 16, 2015 prepared by Lee Keeling and Associates, Inc is included as an exhibit
99.2	Shared Services Agreement effective December 31, 2010 (incorporated by reference to Exhibit 99.2 to Registrants Form 10K/A for the year ended December 31, 2011 filed March 21, 2013)
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CONCEPT ENERGY, INC.

March 31, 2015	by: /s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene S. Bertcher Gene S. Bertcher	Chairman, President, Principal Executive Officer, Chief Financial Officer and Director	March 31, 2015
/s/ Roz Campisi Beadle Roz Campisi Beadle	Director	March 31, 2015
/s/ James Huffstickler James Huffstickler	Director	March 31, 2015
/s/ Dan Locklear Dan Locklear	Director	March 31, 2015
/s/ Victor L. Lund Victor L. Lund	Director	March 31, 2015