Form 10-Q
period 2015-03-31
New Concept Energy, Inc.
filed 2015-05-14
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2015
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,935 shares
(Class)	(Outstanding at May 14, 2015)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Period ended March 31, 2015

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	March 31, 2015	December 31, 2014

Assets

Current assets
Cash and cash equivalents	$412	$300
Accounts receivable from oil and gas sales	91	216
Other current assets	166	182
Total current assets	669	698

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	8,771	8,809

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	1,450	1,476
Other	162	162
Total property and equipment	1,612	1,638

Other assets (including $122,000 due from related parties in 2014)	1,008	1,129

Total assets	$12,060	$12,274

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except share amounts)

	March 31, 2015	December 31, 2014

Liabilities and stockholders' equity

Current liabilities
Accounts payable - (including $494,000 due to related parties in 2014)	$235	$673
Accrued expenses	212	229
Current portion of long term debt	864	881
Total current liabilities	1,311	1,783

Long-term debt
Notes payable less current portion	1,372	1,428
Asset retirement obligation	2,770	2,770
Total liabilities	5,453	5,981

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at March 31, 2015 and December 31, 2014	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(52,252)	(52,566)

	6,607	6,293

Total liabilities & equity	$12,060	$12,274

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended March 31,
	2015	2014
Revenue
Oil and gas operations, net of royalties	$172	$344
Real estate operations	717	725
	889	1,069

Operating expenses
Oil and gas operations	470	483
Real estate operations	410	396
Real Estate - lease expense	245	240
Corporate general and administrative	154	192
	1,279	1,311
Operating earnings (loss)	(390)	(242)

Other income (expense)
Interest income	-	1
Interest expense	(26)	(31)
Recovery of bad debt expense	738	-
Other income (expense), net	(8)	232
Expense	704	202

Net income (loss) applicable to common shares	$314	$(40)

Net income (loss) per common share-basic and diluted	$0.16	$0.02

Weighted average common and equivalent shares outstanding - basic	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Three Months Ended
	March 31,
	2015	2014

Cash flows from operating activities
Net income (loss)	$314	$(40)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	187	193
Write-off (recovery) of affiliate receivable	(739)	-
Changes in operating assets and liabilities
Other current and non-current assets	124	(29)
Accounts payable and other liabilities	284	(608)
Net cash provided by (used) in operating activities	170	(484)

Cash flows from investing activities
Investment in oil & gas properties	(92)	24
Investment in undeveloped land	-	(624)
Fixed asset additions	(15)	(22)
Net cash provided by (used in) investing activities	(107)	(622)

Cash flows from financing activities
Repayment of loans to affiliates	126	-
Payment on notes payable	(77)	(72)
Net cash provided by (used in) financing activities	49	(72)

Net increase (decrease) in cash and cash equivalents	112	(1,178)
Cash and cash equivalents at beginning of year	300	1,621

Cash and cash equivalents at end of year	$412	$443

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable	$13	$17

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of New Concept Energy, Inc. and its majority-owned subsidiaries (collectively, “NCE” or the “Company”).  All significant intercompany transactions and accounts have been eliminated.  Certain reclassifications have been made to the prior year revenue and operating expense amounts in the statement of operations to conform to the current year presentation.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2014.  Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2015.

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

NOTE C: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We consider accounting policies related to our estimates of depreciation amortization and depletion, segments, oil and gas properties, oil and gas reserves, gas gathering assets, office and field equipment, revenue recognition and gas imbalances, leases, revenue recognition for real estate operations, impairment, and sales of real estate as significant accounting policies.  The policies include significant estimates made by management using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used.  These policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Company and the other defendants filed a Petition for Review of the Court of Appeals Opinion with the Supreme Court of the State of Texas. On May 8, 2015, the Supreme Court of Texas affirmed, in part, and reversed, in part, the Court of Appeals Judgment, remanding the case to that Court for further proceedings. In its opinion, the Supreme Court concluded that the evidence supports the Jury’s verdict that the individual used the Company and other entities, that it would be unjust to require Carlton to treat them separately and found that the Company was an alter ego as a matter of law.  The Supreme Court determined that the Court of Appeals erred in reinstating the jury’s verdict on damages in the amount of $66.5 million as the amount was speculative and not supported by competent evidence. The court declined to reinstate the trial court’s judgment of $31.16 million. The Supreme Court did rule that there was some evidence to support an award of actual damages and therefore remanded the case to the Court of Appeals to make a factual sufficiency determination, if possible, as to as to the amount. The defendants are still evaluating the Supreme Court’s opinion but may seek a Motion for Rehearing requesting clarification of the Supreme Court’s ruling and/or a remand to the trial court for a new trial.

Management’s preliminary analysis of these developments suggests it is reasonably possible that the claim will result in an unfavorable outcome. Management notes that in connection with the original appeal, the individual defendant deposited alternative security with the court to supersede the judgment which the court determined to have a value in excess of $56 million. Management believes that the maximum exposure would be in an amount significantly less than the amount on deposit. Accordingly, management believes that any adverse outcome is fully secured by that deposit.

Other

The Company has been named as a defendant in other lawsuits in the ordinary course of business.  Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

NOTE G:  OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Three months ended March 31, 2015	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$172	$717	$-	$889

Operating expenses	311	394	154	859
Depreciation, depletion and amortization	159	16	-	175
Lease expense	-	245	-	245
Total operating expenses	470	655	154	1,279
Interest income	-	-	0	0
Interest expense	-	-	(26)	(26)
Recovery of bad debt expense	-	-	738	738
Other income	-	-	(8)	(8)
Segment operating income	$(298)	$62	$550	$314

Three months ended March 31, 2014	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$344	$725	$-	$1,069

Operating expenses	317	380	192	889
Depreciation, depletion and amortization	166	16	-	182
Lease expense	-	240	-	240
Total operating expenses	483	636	192	1,311
Interest income	-	-	1	1
Interest expense	(31)	-	-	(31)
Other income	16	-	216	232
Segment operating income	$(154)	$89	$25	$(40)

NOTE H:  NEWLY ISSUED ACCOUNTING STANDARDS

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted.  We do not believe that any such guidance will have a material effect on our financial position or results or operation.

NOTE I:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 14, 2015, the date the financial statements were available to be issued, and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At March 31, 2015, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At March 31, 2015, the Company had current assets of $669,000 and current liabilities of $1,311,000.

Cash and cash equivalents at March 31, 2015 were $412,000 as compared to $300,000 at December 31, 2014.

Net cash provided by operating activities was $170,000 for the three months ended March 31, 2015.  During the three-month period, the Company had net income of $314,000.

Net cash used in investing activities was $107,000 for the three months ended March 31, 2015, consisting of capitalized drilling costs at the Company’s oil and gas production facility of $92,000 and the purchase of equipment at the Company’s retirement center of $15,000.

Net cash provided by financing activities was $49,000 for the three months ended March 31, 2015, consisting of the collection of a $126,000 note receivable and the repayments of loans to a bank of $77,000.

Results of Operations

Comparison of the three months ended March 31, 2015 to the same period in 2014

The Company reported net income of $314,000 for three months ended March 31, 2015, as compared to a net loss of $40,000 for the similar period in 2014.

For the three months ended March 31, 2015, the Company recorded oil and gas revenues of $172,000 as compared to $344,000 for the comparable period of 2014. The decrease in oil & gas revenue for the three months ended March 31, 2015 was $172,000. The average price was $46 per barrel during the first quarter of 2015 as compared to $93 per barrel in 2014. The company estimates that approximately $100,000 of the decrease was due to the price of oil. During the first quarter of 2015 there was unusual harsh weather in the areas where the Company maintains its wells. The weather severely hampered the Company’s ability to repair and maintain well equipment as well as limited the pickups of oil from wells that were located in areas that were impossible to reach. The Company believes that the shortfall in revenue beyond the drop in price of oil were weather related.

The Company recorded revenues of $717,000 for the three months ended March 31, 2015 from its retirement property compared to $725,000 for the comparable period in 2014.

For the three months ended March 31, 2015, the Company recorded oil and gas operating expenses of $470,000 as compared to $483,000 for the comparable period of 2014.The increases were due to general operating expenses of $20,000 which was partially offset by lower depreciation, depletion and amortization cost of $7,000.

For the three months ended March 31, 2015, operating expenses at the retirement property were $410,000, as compared to $396,000 for the comparable period in 2014. The increases were due to general operating expenses

For the three months ended March 31, 2015, corporate general & administrative expenses were $154,000 as compared to $192,000 for the comparable periods in 2014.  The decrease is due to a reduction of legal fees.

For the three months ended March 31, 2015 the company recorded a bad debt expense recovery of $738,000 with respect to a note receivable that was fully reserved in a prior year (For a more complete discussion of history of the receivable, the establishment of a reserve due to concerns regarding collectability if the receivable and the recovery efforts refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 in Item 13. on page 21 and Footnote C on page 34)

Comparison of the three months ended March 31, 2014 to the same period in 2013

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

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

 On May 8, 2015, the Supreme Court of the State of Texas rendered its opinion in the Carlton Energy Group LLC case. (see Note F)

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

New Concept Energy, Inc.

Date: May 14, 2015	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer