Form 10-Q
period 2015-06-30
New Concept Energy, Inc.
filed 2015-08-13
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2015
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐No: ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,934 shares
(Class)	(Outstanding at August 13, 2015)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Period ended June 30, 2015

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	June 30, 2015	December 31, 2014

Assets

Current assets
Cash and cash equivalents	$437	$300
Accounts receivable from oil and gas sales	137	216
Other current assets	362	182
Total current assets	936	698

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	8,776	8,809

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	845	1,476
Other	152	162
Total property and equipment	997	1,638

Other assets (including $124 due from related parties in 2014)	1,275	1,129

Total assets	$11,984	$12,274

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except share amounts)

	June 30, 2015	December 31, 2014

Liabilities and stockholders' equity

Current liabilities
Accounts payable (includes $494 due to related parties in 2014)	$165	$673
Accrued expenses	252	229
Current portion of long term debt	775	881
Total current liabilities	1,192	1,783

Long-term debt
Notes payable less current portion	1,305	1,428
Asset retirement obligation	2,770	2,770
Total liabilities	5,267	5,981

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at June 30, 2015 and December 31, 2014	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(52,142)	(52,566)

	6,717	6,293

Total liabilities & equity	$11,984	$12,274

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2015	2014	2015	2014
Revenue
Oil and gas operations, net of royalties	$259	$485	$431	$829
Real estate operations	744	728	1,461	1,453
	1,003	1,213	1,892	2,282

Operating expenses
Oil and gas operations	440	425	910	908
Real estate operations	415	387	825	783
Real Estate - Lease Expense	245	241	490	481
Corporate general and administrative	155	205	309	397
	1,255	1,258	2,534	2,569
Operating earnings (loss)	(252)	(45)	(642)	(287)

Other income (expense)
Interest income	-	1	-	2
Interest expense	(16)	(22)	(42)	(53)
Recovery of bad debt expense	386	-	1,124	-
Other income (expense)	(8)	(33)	(16)	199
	362	(54)	1066	148

Net income (loss) applicable to common shares	$110	$(99)	$424	$(139)

Net income (loss) per common share-basic and diluted	$0.06	$(0.05)	$0.22	$(0.07)

Weighted average common and equivalent shares outstanding - basic	1,947	1,947	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Six Months Ended
	June 30,
	2015	2014

Cash flows from operating activities
Net income (loss)	$424	$(139)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	333	338
Write-off (recovery) of affiliate receivable	(1,124)	-
Changes in operating assets and liabilities
Other current and non-current assets	68	(121)
Accounts payable and other liabilities	639	(598)
Net cash provided by (used) in operating activities	340	(520)

Cash flows from investing activities
Investment in oil and gas	(191)	(21)
Fixed asset additions	(21)	(156)
Cash portion from the sale of land	116	-
Repayment of loans from affiliates	126	128
Real estate held for investment	-	(631)
Net cash provided by (used in) investing activities	30	(680)

Cash flows from financing activities

Payment on notes payable	(233)	(120)
Net cash provided by (used in) financing activities	(233)	(120)

Net increase (decrease) in cash and cash equivalents	137	(1,320)
Cash and cash equivalents at beginning of year	300	1,620

Cash and cash equivalents at end of year	$437	$300

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable	$42	$53
Cash paid for principal on notes payable	$234	$120
Non Cash Portion of the Sale of Land	$415	-

he accompanying notes are an integral part of these consolidated financial statements.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2014.  Operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2015.

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

When the Company acquired Mountaineer State Energy in 2008 the acquisition included certain undeveloped land adjacent to the Company’s operational facility. On June 30, 2015 we sold a portion of the land for $580,000 of which $415,000 was in the form of a note receivable over 10 years. The property was sold for book value. The Company used the cash portion of the transaction to pay down a note owed to a bank.

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

The Company and the other defendants filed a Petition for Review of the Court of Appeals Opinion with the Supreme Court of the State of Texas. On May 8, 2015, the Supreme Court of Texas affirmed, in part, and reversed, in part, the Court of Appeals Judgment, remanding the case to that Court for further proceedings. In its opinion, the Supreme Court concluded that the evidence supports the Jury’s verdict that the individual used the Company and other entities, that it would be unjust to require Carlton to treat them separately and found that the Company was an alter ego as a matter of law.  The Supreme Court determined that the Court of Appeals erred in reinstating the jury’s verdict on damages in the amount of $66.5 million as the amount was speculative and not supported by competent evidence. The court declined to reinstate the trial court’s judgment of $31.16 million. The Supreme Court did rule that there was some evidence to support an award of actual damages and therefore remanded the case to the Court of Appeals to make a factual sufficiency determination, if possible, as to as to the amount. The defendants have filed a Motion for Rehearing requesting clarification of the Supreme Court’s ruling and/or a remand to the trial court for a new trial.

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

NOTE G:  OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Three months ended June 30, 2015	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$259	$744	$-	1,003

Operating expenses	324	400	155	879
Depreciation, Depletion and Amortization	116	15	-	131
Lease Expense	-	245	-	245
Total Operating Expenses	440	660	155	1255
Interest Income	-	-	0	0
Interest expense	(16)	-	-	(16)
Recovery of Bad Debt Expense	-	-	386	386
Other income	-	-	(8)	(8)
Segment operating income	$(197)	$84	$223	$110

Three months ended June 30, 2014	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$485	$728	$-	$1,213

Operating expenses	300	372	189	861
Depreciation, Depletion and Amortization	125	15	16	156
Lease Expense	-	241	-	241
Total Operating Expenses	425	628	205	1,258
Interest Income	-	-	1	1
Interest expense	(22)	-	-	(22)
Recovery of Bad Debt Expense	-	-	-	0
Other income	(16)	-	(17)	(33)
Segment operating income	$22	$100	$(221)	$(99)

Six months ended June 30, 2015	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$431	$1,461	$-	$1,892

Operating expenses	628	794	309	1,731
Depreciation, Depletion and Amortization	282	31	-	313
Lease Expense	-	490	-	490
Total Operating Expenses	910	1,315	309	2,534
Interest Income	-	-	0	0
Interest expense	(42)	-	-	(42)
Recovery of Bad Debt Expense	-	-	1,124	1,124
Other income	-	-	(16)	(16)
Segment operating income	$(521)	$146	$799	$424

Six months ended June 30, 2014	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$829	$1,453	$-	$2,282

Operating expenses	617	752	381	1,750
Depreciation, Depletion and Amortization	291	31	16	338
Lease Expense	-	481	-	481
Total Operating Expenses	908	1,264	397	2,569
Interest Income	-	-	2	2
Interest expense	(53)	-	-	(53)
Recovery of Bad Debt Expense	-	-	-	0
Other income	-	-	199	199
Segment operating income	$(132)	$189	$(196)	$(139)

NOTE H:  NEWLY ISSUED ACCOUNTING STANDARDS

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted.  We do not believe that any such guidance will have a material effect on our financial position or results or operation.

NOTE I:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 13, 2014, the date the financial statements were available to be issued, and has determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At June 30, 2015, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At June 30, 2015, the Company had current assets of $936,000 and current liabilities of $1,192,000.

Cash and cash equivalents at June 30, 2015 were $437,000 as compared to $300,000 at December 31, 2014.

Net cash provided from operating activities was $340,000 for the six months ended June 30, 2015.  During the six-month period, the Company had net income of $424,000.

Net cash provided from investing activities was $30,000 for the six months ended June 30, 2015. This included the purchase of equipment and other capitalized drilling costs at the Company’s oil and gas operations of $191,000. Also included is $116,000 which is the cash portion for the sale of land in West Virginia and $126,000 for the collection of a Note Receivable.

Net cash used in financing activities was $233,000 for the six months ended June 30, 2015, consisting of the repayment of bank loans of $233,000.

 Results of Operations

The following discussion is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 as included in Part 1, Item 1: Financial statements of this report.

Comparison of the three months ended June 30, 2015 to the same period ended 2014

The Company reported net income of $110,000 for the three months ended June 2015, as compared to a net loss of $99,000 for the similar period in 2014.

For the three months ended June 30, 2015, the Company recorded oil and gas revenues, net of royalty expenses of $259,000 as compared to $485,000 for the comparable period of 2014. The decline in oil and gas revenue was principally due to the price the Company was receiving for its oil sales in 2015 as compared to 2014

The Company recorded revenues of $744,000 for the three months ended June 30, 2015 from its retirement property compared to $728,000 for the comparable period in 2014. The increase was primarily due rate increases.

For the three months ended June 30, 2015, the Company recorded oil and gas operating expenses of $440,000 as compared to $425,000 for the comparable period of 2014.

For the three months ended June 30, 2015, operating expenses at the retirement property were $415,000 as compared to $387,000 for the comparable period in 2013. The increases in operating expenses were due to an overall increase in non-payroll related expenses.

For the three months ended June 30, 2015, corporate general & administrative expenses were $155,000 as compared to $205,000 for the comparable periods in 2014. The decrease is primarily due to a reduction in legal costs.

For the three months ended June 30, 2015 the company recorded a bad debt expense recovery of $386,000 with respect to a note receivable that was fully reserved in a prior year (For a more complete discussion of history of the receivable, the establishment of a reserve due to concerns regarding collectability if the receivable and the recovery efforts refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 in Item 13. on page 21 and Footnote C on page 34)

Comparison of the six months ended June 30, 2015 to the same period ended 2014

The Company reported net income of $424,000 for the six months ended June 2014, as compared to a net loss of $139,000 for the similar period in 2014.

For the six months ended June 30, 2015, the Company recorded oil and gas revenues, net of royalty expenses of $431,000 as compared to $829,000 for the comparable period of 2014. The decline in oil and gas revenue was principally due to the price the Company was receiving for its oil sales in 2015 as compared to 2014. The decline was also affected by difficult weather conditions during the first quarter which hampered our operations

The Company recorded revenues of $1,461,000 for the six months ended June 30, 2015 from its retirement property compared to $1,453,000 for the comparable period in 2014. The increase was primarily due rate increases.

For the six months ended June 30, 2015, the Company recorded oil and gas operating expenses of $910,000 as compared to $908,000 for the comparable period of 2014.

For the six months ended June 30, 2015, operating expenses at the retirement property were $825,000 as compared to $783,000 for the comparable period in 2014. The increases in operating expenses were due to an overall increase in non-payroll related expenses.

For the six months ended June 30, 2015, corporate general & administrative expenses were $309,000 as compared to $397,000 for the comparable periods in 2014. The decrease is primarily due to a reduction in legal costs.

For the six months ended June 30, 2015 the company recorded a bad debt expense recovery of $1,124,000 with respect to a note receivable that was fully reserved in a prior year (For a more complete discussion of history of the receivable, the establishment of a reserve due to concerns regarding collectability if the receivable and the recovery efforts refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 in Item 13. on page 21 and Footnote C on page 34)

Forward Looking Statements

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

New Concept Energy, Inc.

Date: August 13, 2015	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer