Form 10-Q
period 2015-09-30
New Concept Energy, Inc.
filed 2015-11-12
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2015
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
Yes: ☑   No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,934 shares
(Class)	(Outstanding at November 12, 2015)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Period ended September 30, 2015

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	September 30, 2015	December 31, 2014

Assets

Current assets
Cash and cash equivalents	$581	$300
Accounts receivable from oil and gas sales	120	216
Other current assets	421	182
Total current assets	1,122	698

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	8,585	8,809

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	820	1,476
Other	146	162
Total property and equipment	966	1,638

Other assets (including $125 due from related parties in 2014)	1,247	1,129

Total assets	$11,920	$12,274

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except share amounts)

	September 30, 2015	December 31, 2014

Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade	$160	$673
Accrued expenses	291	229
Current portion of long term debt	834	881
Total current liabilities	1,285	1,783

Long-term debt
Notes payable less current portion	1,223	1,428
Asset retirement obligation	2,770	2,770
Total liabilities	5,278	5,981

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,934 shares
at September 30, 2015 and December 31, 2014	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(52,217)	(52,566)

	6,642	6,293

Total liabilities & equity	$11,920	$12,274

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2015	2014	2015	2014
Revenue
Oil and gas operations, net of royalties	$232	$410	$663	$1,239
Real estate operations	772	721	2,233	2,174
	1,004	1,131	2,896	3,413

Operating expenses
Oil and gas operations	527	447	1,437	1,355
Real estate operations	423	400	1,248	1,183
Lease expense	245	240	735	721
Corporate general and administrative	176	208	485	605
	1,371	1,295	3,905	3,864
Operating earnings (loss)	(367)	(164)	(1,009)	(451)

Other income (expense)
Interest income	6	1	6	3
Interest expense	(12)	(22)	(54)	(75)
Recovery of bad debt expense	306	-	1430	0
Other income (expense), net	(8)	(19)	(24)	180
Other income (expense)	292	(40)	1,358	108

Net income (loss) applicable to common shares	$(75)	$(204)	$349	$(343)

Net income (loss) per common share-basic and diluted	$(0.04)	$(0.10)	$0.18	$(0.18)

Weighted average common and equivalent shares outstanding - basic	1,947	1,947	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Nine Months Ended
	September 30,
	2015	2014

Cash flows from operating activities
Net income (loss)	$349	$(343)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	593	503
Write-off (recovery) of affiliate receivable	(1,430)	-
Changes in operating assets and liabilities
Other current and non-current assets	122	(146)
Accounts payable and other liabilities	979	(403)
Net cash provided by (used) in operating activities	613	(389)

Cash flows from investing activities
Investment in oil and gas	(204)	(74)
Fixed asset additions	(107)	(167)
Cash Portion from the sale of land	116
Repayment of loan from affiliate	126
Real estate held for investment		(631)
Net cash provided by (used in) investing activities	(69)	(872)

Cash flows from financing activities
Proceeds from loans		128
Payment on notes payable	(263)	(177)
Net cash provided by (used in) financing activities	(263)	(49)

Net increase (decrease) in cash and cash equivalents	281	(1,310)
Cash and cash equivalents at beginning of year	300	1,621

Cash and cash equivalents at end of year	$581	$311

Supplemental disclosures of cash flow information:
Cash paid for interest on notes payable	$54	$75
Cash paid for principal on notes payable	$263	$177
Non cash portion of sale of land	$415

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2014.  Operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2015.

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

NOTE G:  OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Three months ended September 30, 2015	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$232	$772	$-	$1,004

Operating expenses	314	408	176	898
Depreciation, depletion and amortization	213	15	-	228
Lease expense	-	245	-	245
Total operating expenses	527	668	176	1,371
Interest income	6	-	0	6
Interest expense	(12)	-	-	(12)
Recovery of bad debt expense	-	-	306	306
Other income	-	-	(8)	(8)
Segment operating income	$(301)	$104	$122	$(75)

Three months ended September 30, 2014	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$410	$721	$-	$1,131

Operating expenses	307	382	201	890
Depreciation, depletion and amortization	140	18	7	165
Lease expense	-	240	-	240
Total operating expenses	447	640	208	1,295
Interest income	-	-	1	1
Interest expense	(22)	-	-	(22)
Other income	-	-	(19)	(19)
Segment operating income	$(59)	$81	$(226)	$(204)

Nine months ended September 30, 2015	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$663	$2,233	$-	$2,896

Operating expenses	933	1,202	485	2,620
Depreciation, depletion and amortization	504	46	-	550
Lease expense	-	735	-	735
Total operating expenses	1,437	1,983	485	3,905
Interest income	6	-	0	6
Interest expense	(54)	-	-	(54)
Recovery of bad debt expense	-	-	1,430	1,430
Other income	-	-	(24)	(24)
Segment operating income	$(822)	$250	$921	$349

Nine months ended September 30, 2014	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$1,239	$2,174	$-	$3,413

Operating expenses	924	1,134	582	2,640
Depreciation, depletion and amortization	431	49	23	503
Lease expense	-	721	-	721
Total operating expenses	1,355	1,904	605	3,864
Interest income	-	-	3	3
Interest expense	(75)	-	-	(75)
Recovery of bad debt expense	-	-	-	0
Other income	-	-	180	180
Segment operating income	$(191)	$270	$(422)	$(343)

NOTE H:  NEWLY ISSUED ACCOUNTING STANDARDS

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted.  We do not believe that any such guidance will have a material effect on our financial position or results or operation.

NOTE I:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 12, 2015, the date the financial statements were available to be issued, and has determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At September 30, 2015, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At September 30, 2015, the Company had current assets of $1,122,000 and current liabilities of $1,285,000.

Cash and cash equivalents at September30, 2015 were $581,000 as compared to $300,000 at December 31, 2014.

Net cash provided from operating activities was $613,000 for the nine months ended September 30, 2015.  During the nine-month period, the Company had net income of $349,000. Included in operating activities is the recovery of a previously written off note receivable of $1,430,000.

Net cash used in investing activities was $69,000 for the nine months ended September 30, 2015. This included the purchase of equipment and other capitalized drilling costs at the Company’s oil and gas operations of $204,000. Also included is $116,000 which is the cash portion for the sale of land in West Virginia and $126,000 for the collection of a Note Receivable.

Net cash used in financing activities was $263,000 for the nine months ended September 30, 2015, consisting of the repayment of bank loans.

 Results of Operations

The following discussion is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 as included in Part 1, Item 1: Financial statements of this report.

Comparison of the three months ended September 30, 2015 to the same period ended 2014

The Company reported a net loss of $75,000 for the three months ended June 2015, as compared to a net loss of $204,000 for the similar period in 2014.

For the three months ended September 30, 2015, the Company recorded oil and gas revenues, net of royalty expenses of $232,000 as compared to $410,000 for the comparable period of 2014. The decline in oil and gas revenue was principally due to the price the Company was receiving for its oil sales in 2015 as compared to 2014

The Company recorded revenues of $772,000 for the three months ended September 30, 2015 from its retirement property compared to $771,000 for the comparable period in 2014.

For the three months ended September 30, 2015, the Company recorded oil and gas operating expenses of $527,000 as compared to $447,000 for the comparable period of 2014. The increase is principally additional depreciation and depletion recorded in 2015.

For the three months ended September 30, 2015, operating expenses at the retirement property were $423,000 as compared to $400,000 for the comparable period in 2014. The increases in operating expenses were due to an overall increase in non-payroll related expenses.

For the three months ended September 30, 2015, corporate general & administrative expenses were $176,000 as compared to $208,000 for the comparable periods in 2014. The decrease is primarily due to a reduction in legal costs.

For the three months ended September 30, 2015 the company recorded a bad debt expense recovery of $306,000 with respect to a note receivable that was fully reserved in a prior year (For a more complete discussion of history of the receivable, the establishment of a reserve due to concerns regarding collectability of the receivable and the recovery efforts refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 in Item 13. on page 21 and Footnote C on page 34)

Comparison of the nine months ended September 30, 2015 to the same period ended 2014

The Company reported net income of $349,000 for the nine months ended September 2015, as compared to a net loss of $343,000 for the similar period in 2014.

For the nine months ended September 30, 2015, the Company recorded oil and gas revenues, net of royalty expenses of $663,000 as compared to $1,239,000 for the comparable period of 2014. The decline in oil and gas revenue was principally due to the price the Company was receiving for its oil sales in 2015 as compared to 2014. The decline was also affected by difficult weather conditions during the first quarter which hampered our operations

The Company recorded revenues of $2,223,000 for the nine months ended September 30, 2015 from its retirement property compared to $2,174,000 for the comparable period in 2014. The increase was primarily due rate increases.

For the nine months ended September 30, 2015, the Company recorded oil and gas operating expenses of $1,437,000 as compared to $1,355,000 for the comparable period of 2014. The increase is principally additional depreciation and depletion recorded in 2015.

For the nine months ended September 30, 2015, operating expenses at the retirement property were $1,248,000 as compared to $1,183,000 for the comparable period in 2014. The increases in operating expenses were due to an overall increase in non-payroll related expenses.

For the nine months ended September 30, 2015, corporate general & administrative expenses were $485,000 as compared to $605,000 for the comparable periods in 2014. The decrease is primarily due to a reduction in legal costs.

For the nine months ended September 30, 2015 the company recorded a bad debt expense recovery of $1,430,000 with respect to a note receivable that was fully reserved in a prior year (For a more complete discussion of history of the receivable, the establishment of a reserve due to concerns regarding collectability of the receivable and the recovery efforts refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 in Item 13. on page 21 and Footnote C on page 34)

Forward Looking Statements

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

New Concept Energy, Inc.

Date: November 12, 2015	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer