Form 10-K
period 2015-12-31
New Concept Energy, Inc.
filed 2016-03-30
CIK 105744

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission File Number 000-08187
NEW CONCEPT ENERGY, INC.
(Exact name of registrant as specified in its charter)
Nevada	75-2399477
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)
1603 LBJ Freeway, Suite 300 Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)
Registrant's Telephone Number including area code	(972) 407-8400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	NYSE MKT

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer	______	Accelerated filer	______
Non-accelerated filer	______	Smaller reporting company	__X___

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the NYSE MKT as of June 30, 2015 (the last business day of the Registrant's most recently completed second fiscal quarter) was $1,626,000 based upon a total of 1,077,182 shares held as of June 30, 2015 by persons believed to be non-affiliates of the Registrant.  The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 30, 2016, there were 1,946,935 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:  NONE

NEW CONCEPT ENERGY, INC.
Index to Annual Report on Form 10-K
Fiscal year ended December 31, 2015

NEW CONCEPT ENERGY, INC.

Forward-Looking Statements

Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  The words "estimate", "plan", "intend", "expect", "anticipate", "and believe" and similar expressions are intended to identify forward-looking statements.  These forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference.  New Concept Energy, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved.  Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described under Item 1A. Risk Factors beginning on page 5.

PART I

Item 1.  Business

New Concept Energy, Inc. ("New Concept", "NCE" or the "Company" or "we" or "us") was incorporated in Nevada on May 31, 1991, under the name Medical Resource Companies of America, Inc.  The Company is the successor-by-merger to Wespac Investors Trust, a California business trust that began operating in 1982.  On March 26, 1996, the name was changed to Greenbriar Corporation.  On February 8, 2005, the name of the Company was changed to CabelTel International Corporation.  On May 21, 2008, the name of the company was changed to New Concept Energy, Inc.

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

As of December 31, 2015 the Company has 153 producing gas wells, 31 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

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

The Company intends to continue to pursue acquisition of undervalued or distressed oil and gas related businesses, as well as additional acquisitions of oil and gas leases.  The Company may choose to develop or resell the acquired acreage as management deems most beneficial to the Company. The Company's strategy is dependent on available financing as well as the market price for oil and gas.

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

Employees

At December 31, 2015, the Company employed, in all segments, 46 people (26 full-time and 20 part-time).  The Company believes it maintains good relationships with its employees.  None of the Company's employees are represented by a collective bargaining group.

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

Quality Assurance

Energy Philosophy – The Company is committed to the preservation and enhancement of the environment in which we operate.  We are philosophically and operationally focused to continually prioritize the sensitivity of our ecological system in which we develop resources for our generation as well as our children's.  Management's legacy is to prove that the energy industry can develop the earth's natural resources with clean and efficient technologies while preserving its fragile beauty.  Our technologies directly and significantly reduce the impact of our operations on nature and wildlife by minimizing surface disturbance.

Retirement Center Philosophy – The Company's philosophy of management is to demonstrate by its actions and require from its employees high standards of personal integrity, to develop a climate of openness and trust, to demonstrate respect for human dignity in every circumstance, to be supportive in all relationships, to promote teamwork by involving employees in the management of their own work and to promote the free expression of ideas and opinions.  In operating a retirement community, our commitment to quality assurance is designed to achieve a high degree of resident and family member satisfaction with the care and services the Company provides.

Regular Property Inspections – Property inspections are conducted by corporate personnel.  These inspections cover the appearance of the exterior and grounds, the appearance and cleanliness of the interior, the professionalism and friendliness of staff and notes on maintenance.

Marketing

The Company's sell its oil and natural gas production to a limited number of purchasers. While there is an available market for crude oil and natural gas production, we cannot be assured that the loss of these purchasers would not have a material impact on the Company. Further a reduction in the market price for oil and gas will have a negative effect on the Company's financial position.

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

Available Information

The Company maintains an internet website at www.newconceptenergy.com.  The Company has available through the website, free of charge, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") and amendments to those reports as soon as rea-sonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission.  In addition, the Company has posted the charters for our Audit Committee, Compensation Committee and Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence and other information on the website.  These charters and principles are not incorporated in this Report by reference.  The Company will also provide a copy of these documents free of charge to stockholders upon request.  The Company issues Annual Reports containing audited financial statements to its common stockholders.

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

The oil & gas industry faces exposure from changes in oil and gas prices due to market fluctuations beyond the Company's control.

Our governing documents contain anti-takeover provisions that may make it more difficult for a third party to acquire control of us.  Our Articles of Incorporation contain provisions designed to discourage attempts to acquire control of the Company by a merger, tender offer, proxy contest or removal of incumbent management without the approval of our Board of Directors.  As a result, a transaction which otherwise might appear to be in your best interests as a stockholder could be delayed, deferred or prevented altogether, and you may be deprived of an opportunity to receive a premium for your shares over prevailing market rates.  The provisions contained in our Articles of Incorporation include:

●	the requirement of an 80% vote to make, adopt, alter, amend, change or repeal our Bylaws or certain key provisions of the Articles of Incorporation that embody, among other things, the anti-takeover provisions;

●	the so-called business combination "control act" requirements involving the Company and a person that beneficially owns 10% or more of the outstanding common stock except under certain circumstances; and

●	the requirement of holders of at least 80% of the outstanding Common Stock to join together to request a special meeting of stockholders.

As of March 30, 2016 a group of entities owned and controlled approximately 46% of the Company's outstanding common stock.  This group has significant voting power to block any attempted change in control – See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company's principal offices are located at 1603 LBJ Freeway Suite 300, Dallas, Texas 75234.  The Company believes this space is presently suitable, fully utilized and will be adequate for the foreseeable future.

Retirement Community

The Company under a long term lease operates Pacific Pointe Retirement Inn ("Pacific Pointe") in King City, Oregon.  Pacific Pointe began operations in 1993, has a capacity of 114 residents and provides community living with basic services such as meals, housekeeping, laundry, 24/7 staffing, transportation and social and recreational activities.  These residents do not yet need assistance or support with activities of daily living but prefer the physical and psychological comfort of a residential community of like-minded people and access to senior-oriented services.

The Company's retirement community is suitable, fully utilized and adequate for the purpose to which it is devoted.

The average occupancy and lease rate per resident for our one retirement facility is as follows:

	Average	Average
	Occupancy	Monthly Rate

December 2015	88.91	$2,507
December 2014	85.5	$2,235
December 2013	90.0	$2,290
December 2012	92.1	$2,225
December 2011	90.5	$2,191

Oil and Gas

Reserve Estimation

The Company's producing properties have been in production for over 20 years.  Because individual well production volumes were not available, composite production decline curves were constructed for each of the five counties in which these wells are located.  All five composite decline curves exhibit well-established production decline trends.  After reviewing all available information, it was determined that the most reliable method of estimating the Proved Developed Producing Reserves was by extrapolation of the existing production decline trends to the economic limit of production.

Proved Undeveloped Reserves were estimated by analogy to currently producing wells in the various areas producing from the same formations.

The Company's reserve reports are prepared by independent petroleum engineers.  The process used to control the information provided to the independent petroleum engineers includes an initial compilation of production data by experienced senior management personal in the Company's field office.  This data is independently reviewed by appropriate personal in the Company's corporate office prior to being submitted to the independent petroleum engineer.  The submitted data is ultimately compared to the final reserve report and then agreed to the financial statement disclosures prepared by the Company.

The Company uses the petroleum engineering firm of Lee Keeling and Associates, Inc. to prepare its reserve estimates and future net revenues from its oil and gas properties.  The work is performed by a registered professional engineer who is a member of the Society of Petroleum Engineers with over 40 years of experience in the oil and gas industry.

 According to our independent reserve engineering firm, Lee Keeling & Associates, Inc. as of December 31, 2015, our Proved Reserves in Ohio and West Virginia were approximately 2.6 million Mcf of natural gas and 59 thousand Bbls of oil.  Of the total Proved Reserves, approximately 20% were Proved Developed Reserves.  As of December 31, 2015, the related PV-10 of our Proved Reserves was approximately $5.9 million from Ohio & West Virginia.

Additional Oil and Gas Information

Production

                                               2015 – 161,000 Mcf of natural gas and   7,600 Bbls of oil
                                               2014 – 159,000 Mcf of natural gas and 10,459 Bbls of oil
               2013 -  194,000 Mcf of natural gas and 12,404 Bbls of oil

Average sales price per unit

                                                2015 - $4.23 per Mcf and $44.87 per Bbls
2014 - $4.23 per Mcf and $90.82 per Bbls
2013 - $4.23 per Mcf and $96.00 per Bbls

Productive wells

2015 – 153
2014 – 153
2013 – 152

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

In connection with the acquisition, the Company formulated a development plan to rework existing wells, to improve production using modern technology (both in Proved Developed and Proved Undeveloped Reserves), and to follow up with the drilling of new wells. The Company's plan is to use the current knowledge of the area and new technologies available to both rework its existing wells and drill new wells.

The decision as to whether to rework existing wells or and or drill new wells is based upon a number of factors including the market price for both oil and gas. As of March 30, 2015 the Company has suspended expansion activity for its existing acreage until the price for both oil and gas improves from current levels.

Proved Reserves

The following table presents our estimated Proved Reserves as of December 31, 2015.  These estimates correspond with the method used in presenting the "Supplemental Information on Oil and Gas Operations" in Note N to our consolidated financial statements included in this report.

	Gas	Oil
	(MMCF)	(MBBLS)
Proved Reserves
U.S. Onshore
Developed Producing	480	42
Developed Non-Producing	24	17
Undeveloped	2,100	-
Total Proved Reserves	2,604	59

The following table presents the changes in our total proved undeveloped reserves.

	Gas	Oil
	(MMCF)	(MBBLS)
Proved undeveloped reserves as of December 31, 2014	2,168	68
Revaluation of undeveloped reserves	-	-
Conversion to proved developed reserves		-

Proved undeveloped reserves as of December 31, 2015	2,168	68

Well Statistics

The following table sets forth our wells (all natural gas) as of December 31, 2015.

	Wells
	Gross (1)	Net (2)
U.S. Onshore
Producing	153	148
Non-Producing	31	31
Total wells	184	179

(1)  Gross wells are the sum of all wells in which we own an interest.
(2)  Net wells are gross wells multiplied by our fractional working interests on the well.

Acreage Statistics

The following table sets forth our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2015.

	Acres
	Gross (1)	Net (2)
U. S Onshore
Developed	19,375	19,375
Undeveloped	-	-
Total Acreage	19,375	19,375

(1) Gross acres are the sum of all acres in which we own an interest.
(2) Net acres are gross acres multiplied by our fractional working interests on the acreage.

Item 3.  Legal Proceedings

Carlton Energy Group, LLC

In December 2006, Carlton Energy Group, LLC ("Carlton") instituted litigation against an individual, Eurenergy Resources Corporation ("Eurenergy") and several other entities including the Company (which was then known as CabelTel International Corporation) alleging tortuous conduct, breach of contract and other matters and as to the Company that it was the alter ego of Eurenergy. The Carlton claims were based upon an alleged tortuous interference with a contract by the individual and Eurenergy related to the right to explore a coal bed methane concession in Bulgaria which had never (and has not to this day) produced a drop of hydrocarbons. At no time during the pendency of this project or since did the Company or any of its officers or directors have any interest whatsoever in the success or failure of the so-called "Bulgaria Project". However, in the litigation, Carlton alleged that the Company was the "alter-ego" of certain of the other Defendants including Eurenergy.

Following a jury trial in 2009, the Trial Court (295th District Court of Harris County, Texas) reduced the actual damages found by the jury of $66.5 million and entered judgment against EurEnergy and the individual jointly and severally for $31.12 million in actual damages on its tortuous-interference claim and the Court further assessed exemplary damages against The individual and EurEnergy in the amount of $8.5 million each. The Court granted a judgment for the Company finding that it was not the "alter ego" of any of the other parties and thereby would not incur any damages.

Cross appeals were filed by Carlton, the individual and EurEnergy to the Court of Appeals for the First District of Texas (the "Court of Appeals") which rendered its opinion on February 14, 2012.  The Court of Appeals opinion, among other things, reinstated the jury award of actual damages jointly and severely against the individual and EurEnergy in the amount of $66.5 million and overturned the Trial Court's ruling favorable to the Company rendering a judgment for that amount plus exemplary damages against the Company as the "alter ego" of Eurenergy.

The Company and the other defendants filed a Petition for Review of the Court of Appeals Opinion with the Supreme Court of the State of Texas. On May 8, 2015, the Supreme Court of Texas affirmed, in part, and reversed, in part, the Court of Appeals Judgment, remanding the case to that Court for further proceedings. In its opinion, the Supreme Court concluded that the evidence supports the Jury's verdict that the individual used the Company and other entities, that it would be unjust to require Carlton to treat them separately and found that the Company was an alter ego as a matter of law.  The Supreme Court determined that the Court of Appeals erred in reinstating the jury's verdict on damages in the amount of $66.5 million as the amount was speculative and not supported by competent evidence. The Court declined to reinstate the trial court's judgment of $31.16 million. The Supreme Court did rule that there was some evidence to support an award of actual damages and therefore remanded the case to the Court of Appeals to make a factual sufficiency determination, if possible, as to as to the amount. The parties are awaiting the Court's ruling

Management's preliminary analysis of these developments suggests it is reasonably possible that the claim will result in an unfavorable outcome. Management notes that in connection with the original appeal, the individual defendant deposited alternative security with the Court to supersede the judgment which the Court determined to have a value in excess of $56 million. Management believes that the maximum exposure would be in an amount significantly less than the amount on deposit. Accordingly, management believes that any adverse outcome is fully secured by that deposit.

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

Item 4.  Mine Safety Disclosures

Not Applicable

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common stock of the Company is listed and traded on the NYSE MKT using the symbol "GBR".  The following table sets forth the high and low sales prices as reported in the reporting system of the NYSE MKT and other published financial sources

	2015		2014
	High	Low	High	Low
First Quarter	$2.62	$1.21	$2.16	$1.62
Second Quarter	$2.53	$1.20	$5.25	$1.72
Third Quarter	$1.65	$1.16	$3.37	$1.56
Fourth Quarter	$1.30	$1.08	$1.51	$0.85

On March 18, 2016 the closing price of the Company's Common Stock was $1.07 per share.  According to the Transfer Agent's records, at March 18, 2016 the Company's Common Stock was held by approximately 1,393 holders of record.

Dividends

The Company paid no dividends on its Common Stock in 2015 or 2014.  The Company has not paid cash dividends on its Common stock during at least the last ten fiscal years and it has been the policy of the Board of Directors of the Company to retain all earnings to pay down debt and finance future expansion and development of its businesses.  The payment of dividends, if any, will be determined by the Board of Directors in the future in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Purchases of Equity Securities

The Board of Directors has not authorized the repurchase of any shares of its Common Stock under any share repurchase program, except when stockholders owning less than one round lot (100 shares) so request, the Company will purchase shares at market closing on the last trading day prior to receipt of the certificate(s).  The Company repurchased no shares during the three months ended December 31, 2015.

Item 6.  Selected Financial Data

The selected consolidated financial data presented below are derived from the Company's audited financial statements.

	December 31,
	2015	2014	2013
	(amounts in thousands, except per share amounts)

Operating revenue	$3,817	$4,363	$4,222
Operating expenses	7,787	5,253	5,064
Operating profit (loss)	(3,970)	(890)	(842)

Earnings (loss) from continuing operations before income taxes	(2,622)	(779)	426
Income tax (expense)	—	—	—

Earnings (loss) from continuing operations	(2,622)	(779)	426

NET EARNINGS (LOSS)	$(2,622)	$(779)	$426

Earnings (loss) per common share – basic and diluted
Continuing operations	$(1.35)	$(0.40)	$0.22
Net earnings per share	$(1.35)	$(0.40)	$0.22
Basic weighted average common shares	1,947	1,947	1,947

Balance Sheet Data:
Total assets	$8,875	$12,274	$13,308
Long-term debt	1,211	1,428	2,195
Asset retirement obligation	2,770	2,770	2,770
Total liabilities	5,204	5,981	6,236
Total stockholders' equity	$3,671	$6,293	$7,072

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation

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

As of December 31, 2015 the Company has 153 producing gas wells, 31 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

A component of the purchase price for the acquisition of Carl E. Smith, Inc. were certain non-interest bearing long term obligations which the Company will paid out over the next 12 years.  The Company has evaluated the above notes and after factoring in certain offsets provided for in the agreement, has valued the above obligations at $1,528,000 at December 31, 2015.

As of December 31, 2015, the Company leased one independent living community in Oregon, with a capacity of 114 residents.

A number of years ago the Company owned, leased and operated assisted living and retirement communities throughout the United States of America. During that period of time the Company has both acquired and sold over seventy communities.  The property in Oregon is a holdover from that time period.  While not an integral part of our business plan, the one remaining facility is profitable and it is anticipated that it will remain a part of the Company's operations.

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

The full cost method requires the Company to calculate quarterly, by cost center, a "ceiling," or limitation on the amount of properties that can be capitalized on the balance sheet.  To the extent capitalized costs of oil and natural gas properties, less accumulated depletion and related deferred taxes exceed the sum of the discounted future net revenues of proved oil and natural gas reserves, the lower of cost or estimated fair value of unproved properties subject to amortization, the cost of properties not being amortized, and the related tax amounts, such excess capitalized costs are charged to expense.  Beginning December 31, 2009, full cost companies use the unweighted arithmetic average first day of the month price for oil and natural gas for the 12-month period preceding the calculation date to calculate the future net revenues of proved reserves.  Prior to December 31, 2009, companies used the price in effect at the calculation date and had the option, under certain circumstances, to elect to use subsequent commodity prices if they increased after the calculation date.

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

Depreciation, depletion and amortization ("DD&A") of producing properties is computed on the unit-of-production method based on estimated proved oil and gas reserves.  While total DD&A expense for the life of a property is limited to the property's total cost, proved reserve revisions result in a change in timing of when DD&A expense is recognized.  Downward revisions of proved reserves result in an acceleration of DD&A expense, while upward revisions tend to lower the rate of DD&A expense recognition.

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission.  Such assumptions include using year-end oil and gas prices and year-end costs for estimated future development and production expenditures.  Discounted future net cash flows are calculated using a 10% rate.  Changes in any of these assumptions could have a significant impact on the standardized measure.  Accordingly, the standardized measure does not represent management's estimated current market value of proved reserves.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company's net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At December 31, 2015, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At December 31, 2015, the Company had current assets of $651,000 and current liabilities of $1,223,000.

Cash and cash equivalents totaled $473,000 at December 31, 2015 and $300,000 at December 31, 2014.  New Concept's principal sources of cash are property operations, sales of oil and gas, and proceeds from sales of assets.

Net cash provided (used) by continuing operating activities was $579,000 in 2015, ($282,000) in 2014 and $1,602,000 in 2013.

Net cash used in investing activities was $125,000 in 2015, $954,000 in 2014 and $401,000 in 2013.

Net cash provided by (used in) financing activities was ($281,000) in 2015, ($85,000) in 2014 and $22,000 in 2013.

Results of Operations

Fiscal 2015 as compared to 2014

Revenues: Total revenues was $3.8 million in 2015 and $4.4 million in 2014.  Net revenue for our oil and gas operation decreased by $700,000 in 2015 as compared to 2014. The fluxuation was principally due to the price the Company received for its oil in 2015 as compared to 2014. The revenue for the retirement community increased by approximately $100,000 in 2015 compared to 2014 principally due to rate increases.

Operating Expenses: Operating expenses were $7.8 million in 2015 and $5.3 million in 2014.

In 2015 pursuant to the requirements of the "full cost ceiling test" for oil & gas companies we recorded a non-cash charge to operations of $ $2,717,000 to write down its investment in Ohio and West Virginia. This charge to earnings was caused by the severe drop in the market price of oil all throughout 2015.

Corporate Expenses were $605,000 in 2015 and $823,000 in 2014. The decrease is primarily due to a reduction in legal fees paid in 2015 as compared to 2014.

Interest Income & Expense: Interest Expense was $62,000 in 2015 as compared to $91,000 in 2014. The decrease was due to a reduction in the long term debt owed to the previous owners of the Company's oil and gas operation in West Virginia / Ohio.

Other Income & (Expense): Other income & (expense) was ($32,000) for 2015 as compared to $197,000 in 2014. The balances in 2015 and 2014 are comprised of numerous events.

Bad Debt Expense (Recovery): In 2015 the company recorded a bad debt expense recovery of $1,430,000 with respect to a note receivable that was fully reserved in a prior year (For a more complete discussion of history of the receivable, the establishment of a reserve due to concerns regarding collectability of the receivable and the recovery efforts refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 in Item 13. on page 21 and Footnote C on page34)

Fiscal 2014 as compared to 2013

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

Oil & gas operating expenses decreased by a net of $214,000 in 2014. Pursuant to the requirements of the "full cost ceiling test" in 2013 the Company recorded a non-cash charge to operations of $ 200,000 to write down its investment of $250,000 in two small wells in Arkansas.

Real estate operating expenses were $2.6 million in 2014 as compared to $2.5 million in 2013. The principal cause of the increase were non-payroll related expenses at the Company's retirement facility.

Corporate Expenses were $823,000 in 2014 and $500,000 in 2013. The increase is primarily due to consulting fees paid to assist the Company in its oil and gas operations and to identify new oil and gas opportunities.

Interest Income & Expense: Interest Expense was $91,000 in 2014 as compared to $114,000 in 2013. The decrease was due to a reduction in the long term debt owed to the previous owners of the Company's oil and gas operation in West Virginia / Ohio.

Other Income & (Expense): Other income & (expense) was $197,000 for 2014 as compared to $ ($189,000) in 2013. The balances in 2014 and 2013 are comprised of numerous events.

Bad Debt Expense (Recovery): In 2011 the company recorded a bad debt expense with respect to a note receivable of $10 million dollars. In 2013 and 2012 the company recovered $1.6 million and $2.1 million, respectively, and recorded income (For a more complete discussion of history of the receivable, the establishment of a reserve due to concerns regarding collectability of the receivable and the recovery efforts refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 in Item 13. on page 21 and Footnote C on page34)

Item 7a:  Quantitative and Qualitative Disclosures about Market Risk

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

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation by our management (with the participation of our Principal Executive Officer and Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management's assessments and those criteria, management has concluded that Company's internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial report.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

In preparation for management's report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting.  There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

It is the Board's objective that a majority of the Board consists of independent directors.  For a director to be considered "independent", the Board must determine that the director does not have any direct or indirect material relationship with the Company.  The Board has established guidelines to assist it in determining director independence, which conform to, or are more exacting than, the independence requirements in the American Stock Exchange listing rules.  The independence guidelines are set forth in the Company's "Corporate Governance Guidelines".  The text of this document has been posted on the Company's internet website at http://www.newconceptenergy.com, and is available in print to any stockholder who requests it.  In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independent determination.

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

The current directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company, their principal occupations, business experience and directorships with other companies during the last five years or more.  The designation "affiliated", when used below with respect to a director, means that the director is an officer or employee of the Company or one of its subsidiaries.  The designation "independent", when used below with respect to a director, means that the director is neither an officer of the Company nor a director, officer or employee of a subsidiary of the Company, although the Company may have certain business or professional relationships with the director as discussed in Item 13. Certain Relationships and Related Transactions. No family relationship exists between any executive officer and any of the directors of the company.

Raymond D. Roberts, age 84, (Independent) Director since June 2015

Mr. Roberts is recently retired. For more than the past five years, he has been Director of Aviation of Stellar Aviation, Inc., a privately held Nevada Corporation, engaged in the business of aircraft (Boeing 737) and logistical management. Mr. Roberts was also elected as a member of the Governance and Nominating Committee of the Board of Directors of the Registrant.

Gene S. Bertcher, age 67, (Affiliated) Director November 1989 to September 1996 and since June 1999

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

James E. Huffstickler, age 71, (Independent) Director since December 2003

Mr. Huffstickler has been Chief Financial Officer of Sunchase America, Ltd., a multi-state property management company, for more than twenty two years.  He is a graduate of the University of South Carolina.  Mr. Huffstickler has been a certified public accountant since 1976.

Dan Locklear, age 62, (Independent) Director since December 2003

Mr. Locklear has been Chief Financial Officer of Sunridge Management Group, a real estate management company, for more than five years.  Mr. Locklear was formerly employed by Johnstown Management Company, Inc. and Trammel Crow Company.  Mr. Locklear has been a certified public accountant since 1981 and a licensed real estate broker in the State of Texas since 1978.

Victor L. Lund, age 86, (Independent) Director since March 1996

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

Board Committees

The Board of Directors held six meetings during 2015.  For such year, no incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the period that he or she served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.  The Audit Committee was formed on December 12, 2003, and its function is to review the Company's operating and accounting procedures.  A Charter of the Audit Committee has been adopted by the Board.  The current members of the Audit Committee, all of whom are independent within the SEC regulations, the listing standards of the NYSE MKT and the Company's Corporate Governance Guidelines are Messrs. Locklear (Chairman), Huffstickler and Lund.  Mr. Dan Locklear is qualified as an Audit Committee financial expert within the meaning of SEC regulations, and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the NYSE MKT. The Audit Committee met four times in 2015.

The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to the corporate governance, including reviewing and monitoring implementation of the Company's Corporate Governance Guidelines.  In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates.  The Committee also prepares and supervises the Board's annual review of director independence and the Board's performance and self-evaluation.  The Charter of the Governance and Nominating Committee was adopted on October 20, 2004.  The members of the Committee are Messrs. Huffstickler (Chairman), Lund and Locklear.  The Governance and Nominating Committee met twice in 2015.

The Board has also formed a Compensation Committee of the Board of Directors, adopted a Charter for the Compensation Committee on October 20, 2004, and selected Mr. Roberts (Chairman) and Messrs. Huffstickler and Locklear as members of that Committee.  The Compensation Committee met twice in 2015.

The members of the Board of Directors at the date of this Report and the Committees of the Board on which they serve are identified below:

Director	Audit Committee	Governance and Nominating Committee	Compensation Committee
Raymond D Roberts			Chairman
Gene S. Bertcher
James E. Huffstickler	✓	Chairman	✓
Dan Locklear	Chairman	✓	✓
Victor L. Lund	✓	✓

Executive Officers

The following person currently serves as the sole executive officer of the Company:  Gene S. Bertcher, Chairman of the Board, President, Chief Executive Officer and Treasurer.  His position with the Company is not subject to a vote of stockholders.  His age, term of service and all positions and offices with the Company, other principal occupations, business experience and directorships with other companies during the last five years or more are listed under the caption "Directors" above.

In addition to the foregoing officers, the Company has other officers not listed herein who are not considered executive officers.

Code of Ethics

The Board of Directors has adopted a code of ethics entitled "Code of Business Conduct and Ethics" that applies to all directors, officers and employees of the Company and its subsidiaries.  In addition, the Company has adopted a code of ethics entitled "Code of Ethics for Senior Financial Officers" that applies to the principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer and controller.  The text of these documents is posted on the Company's internet website address at http://www.newconceptenergy.com and is available in print to any stockholder who requests them.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), upon written representations received by the Company, the Company is not aware of any failure by any director, officer or beneficial owner of more than 10% of the Company's common stock to file with the Securities and Exchange Commission on a timely basis.

Item 11.  Executive Compensation

The following tables set forth the compensation in all categories paid by the Company for services rendered during the fiscal years ended December 31, 2015, 2014 and 2013 by the Chief Executive Officer of the Company and to the other executive officers and Directors of the Company whose total annual salary in 2015 exceeded $100,000.

SUMMARY COMPENSATION TABLE

							Change in
						Non-	Pension
						Equity	Value and
Name						Incentive	Nonqualified	All
and						Plan	Deferred	Other
Principal				Stock	Option	Compen-	Compensation	Compen-
Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total

Gene S. Bertcher (1) Chairman, President & Chief Financial Officer	2015	$107,300							$107,300
	2014	$107,300							$107,300
	2013	$103,300							$103,300

Commencing in February 2008, three other publicly held entities needed a chief financial officer, Income Opportunity Realty Investors, Inc. ("IOT"), Transcontinental Realty Investors, Inc. ("TCI") and American Realty Investors, Inc. ("ARL") each of which have the same contractual advisor, now Pillar Income Asset Management, Inc. ("Pillar"). On an interim basis, these three entities made an arrangement with the Company for the accounting and administrative services of the Company, specifically Gene S. Bertcher, President and principal executive officer of the Company who is a certified public accountant and has a long history in that industry. At the time NCE, through Bertcher, was also providing accounting and administrative services to other entities on a fee based arrangement to assist those entities when NCE has excess capacity and personnel to provide accounting services. Commencing February 2008, Mr. Bertcher was elected as an officer and chief financial officer of each of IOT, TCI and ARL. As a compensation arrangement evolved over time, the three entities agreed to reimburse NCE for one-half of the gross compensation and related expenses of Bertcher at NCE and from and after December 31, 2010, arranged to provide office space for Mr. Bertcher and certain other NCE personnel rather than requiring operating out of two separate locations. Beginning January 1, 2011, the NCE accounting department moved into offices maintained by the contractual advisor of the three entities. Further, NCE was allowed the use of certain administrative services such as space on the contractual advisor's computer server, use of copiers, telephone services, etc. NCE has not been charged for the use of office space, computer services, telephone service or other day-to-day cost of operating an office. Each of IOT, TCI and ARL effectively split the cost one-third each. ARL owns in excess of 80% of the Common Stock of TCI and TCI in turn owns in excess of 80% of the Common Stock of IOT. The agreement renews on an annual basis and is terminable on sixty days written notice.

 The salary in the above table represents the portion of Mr. Bertcher's compensation paid by the Company.

GRANTS OF PLAN-BASED AWARDS

None

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None

OPTION EXERCISES AND STOCK VESTED

 None

PENSION BENEFITS

None

NONQUALIFIED DEFERRED COMPENSATION

None

DIRECTOR COMPENSATION
Name	Fees Earned Or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Raymond D Roberts	$8,500						$8,500
Gene S. Bertcher	$—						$—
James E. Huffstickler	$10,500						$10,500
Dan Locklear	$10,500						$10,500
Victor L. Lund	$10,500						$10,500

MANAGEMENT AND CERTAIN SECURITY HOLDERS

None

Compensation of Directors

The Company pays each non-employee director a fee of $2,500 per year, plus a meeting fee of $2,000 for each board meeting attended.  Employee directors serve without compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 30, 2016, certain information with respect to all stockholders known by the Company to own beneficially more than 5% of the outstanding Common Stock, which is the only outstanding class of securities of the Company, except for Series B Preferred Stock (the ownership of which is immaterial), as well as information with respect to the Company's Common Stock owned beneficially by each director and current executive officers, whose compensation from the Company in 2015 exceeded $100,000, and by all directors and executive officers as a group.  Unless otherwise indicated, each of these stockholders has sole voting and investment power with respect to the shares beneficially owned.

	Common Stock
Name of Beneficial Owner	No. of Shares	Percent of Class*
Arcadian Energy, Inc.(3)(5)	813,96868	41.81%
Gene S. Bertcher(2)	40,811	2.1%
Go Green Fuel N.A., L.P. (6)	100,000	5.14%
HKS Investment Corporation(1)	108,944	5.6%
Albert Spiesman(7)	112,326	5.77%
James E. Huffstickler	—	0%
Dan Locklear	—	0%
Victor L. Lund	—	0%
Raymond D. Roberts	—	0%
TacCo Financial, Inc.(3)(4)	14,974	0.77%
URC Energy, LLC(3)(5)	672,630	34.54%
All executive officers and directors as a group (five persons)	40,911	2.1%

*           Based on 1,946,935 shares of common stock outstanding at March 30, 2016

(1)	Consists of 108,994 shares of common stock owned by HKS Investment Corporation ("HKS"). According to an original statement on Schedule 13D dated January 9, 2006, the group consists of HKS Investment Corporation, David Hensel, John Kellar and Marshall Stagg, each of whom are deemed to be the beneficial owner of all 108,994 shares. Hensel is stated to be a shareholder, director and President of HKS; Kellar is a shareholder, director, Vice President and Treasurer of HKS; and Stagg is a shareholder, director and Secretary of HKS.
(2)	Consists of 40,811 shares of common stock owned by Mr. Bertcher.
(3)	Based on Amendment 22 to Schedule 13D, amended February 11, 2015, filed by each of these entities. Arcadian Energy, Inc. owns 141,338 shares directly and is the sole member of URC Energy, LLC which owns 672,630 shares. The amended Schedule 13D indicates that these entities, collectively, may be deemed a "Person" within the meaning of Section 13D of the Securities Exchange Act of 1934. Includes 100 shares owned directly by Ms. Beadle, a director, President, and Treasurer of Arcadian Energy, Inc. ("Arcadian"), which owns 127,968 shares direct and is the sole member of URC Energy, LLC, which owns 672,630 shares direct. Arcadian is the sole member of URC Energy, LLC, and Arcadian is deemed to be the beneficial owner of such 672,630 shares. Ms. Beadle shares voting power with one other director over the shares owned by Arcadian and URC Energy, LLC.
(4)	Consists of 14,974 shares of common stock. Officers and Directors of TacCo Financial, Inc. ("TFI") are Ted P. Stokely, Chairman; RL S. Lemke, President and Treasurer and Craig E. Landess, Secretary. TFI's stock is owned by Ted P. Stokely (100%).
(5)	The direct owner of the 672,630 shares of common stock is URC Energy, LLC. Under Rule 13d-3 of the Exchange Act, Arcadian Energy, Inc. as the sole member of URC Energy, LLC is deemed to be the beneficial owner of such shares.
(6)	Consists of 100,000 shares of Common Stock owned by Go Green Fuel N.A., L.P. a Texas limited partnership, the sole General Partner of which is GGF North American, LLC, a Texas limited liability company. According to an original statement on Schedule 13D dated December 31, 2009, Go Green Fuel N.A., L.P. acquired 100,000 shares of Common Stock from West Go Green, LLC a Nevada limited liability company at a price of $6.90 per share and Go Green Fuel N.A., LP granted to West Go Green LLC a "Repurchase Option" for a period of three calendar years from December 31, 2009 to repurchase all or any portion of the 100,000 shares purchased at the original purchase price of $6.90 per share, which Repurchase Option.
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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Prime Income Asset Management, Inc ("PIAMI") is a real estate management company that also invests in real estate for its own account. Pillar Income Asset Management, Inc. ("Pillar") is a real estate management company. Both PIAMI and Pillar are indirectly owned by a private trust. URC Energy, Inc. ("URC") is and has been a significant investor in the Company. URC is indirectly owned by a private trust. While the trusts for PIAMI and Pillar and URC are separate they have similar trustees and beneficiaries and therefore the Company has noted PIAMI and Pillar as related parties.

Eurenergy Resources, Inc ("ERC") is an oil & gas company that owned and operated oil and gas wells. Beginning in 2006 the Company made loans to PIAMI and ERC at interest rates higher than the Company believes it could have gotten elsewhere.
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

While separate companies, both PIAMI and Pillar are both owned by Realty Advisors, Inc. ("RAI").  During 2011 and 2012 the Company incurred obligations to Pillar totaling approximately $1.7 million. In a joint agreement among Pillar, PIAMI and the Company, Pillar agreed to relieve the Company of its obligation to pay $1.7 million and the Company agreed to reduce the amount owed by Prime by a like amount. In the third quarter of 2012 the Company recorded a $1.7 million gain on the transaction. In the fourth quarter of 2012 Pillar incurred expenses on behalf of the Company of $376,000 and agreed to forego payment in exchange for a reduction in the PIAMI obligation. The Company recorded an additional $376,000 gain.

During 2015, the Company incurred obligations to Pillar including the cost of payroll, insurance and other operating expenses. In a joint agreement among Pillar, PIAMI and the Company, Pillar agreed, in lieu of being reimbursed for such expenses, to relieve the Company of its obligation to pay $1.4 million and the Company agreed to reduce the amount owed by Prime by a like amount.

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

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2015 and 2014 by the Company's principal accounting firm Swalm & Associates, P.C.:

Type of Fees	2015	2014
Audit Fees	$61,000	$60,000
Tax Fees	9,000	9,000
Total Fees	$70,000	$69,000

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

Financial Information Systems Design and Implementation Fees

Swalm & Associates, P.C. did not render professional services to the Company in 2015 with respect to financial information systems design and implementation.

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

PART IV

Item 15.  Consolidated Financial Statement and Supplementary Schedules

INDEX TO FINANCIAL STATEMENTS

                        Page
FINANCIAL STATEMENTS
Report of Swalm & Associates, P.C.	25
Consolidated Balance Sheets	26
Consolidated Statements of Operations	28
Consolidated Statements of Cash Flows	29
Consolidated Statements of Changes in Stockholders' Equity	30
Notes to Consolidated Financial Statements	31

FINANCIAL STATEMENT SCHEDULES:  Other financial statement schedules have been omitted because they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
New Concept Energy, Inc.

We have audited the accompanying consolidated balance sheets of New Concept Energy, Inc., and Subsidiaries, as of December 31, 2015 and 2014, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Concept Energy, Inc., and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As described in Note C to the consolidated financial statements, the Company has significant balances due from an affiliate.

As described in Note K to the financial statements, the Company is named as a party to a significant lawsuit judgment.  The Company and its legal counsel believe that the judgment is in error and that while the outcome of the matter cannot presently be determined, they do not believe that the matter will have a material effect on the Company's consolidated financial position.  Accordingly, no provision for any liability that may result has been made in the financial statements.  Nevertheless, due to the nature of the uncertainty, it is reasonably possible that management's view of the outcome will change in the near term.

/s/ Swalm & Associates, P.C.

Richardson, Texas
March 30, 2016

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
	December 31,
	2015	2014
Assets

Current assets
Cash and cash equivalents	$473	$300
Accounts receivable from oil and gas sales	141	216
Other current assets	37	182
Total current assets	651	698

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	5,914	8,809

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	803	1,476
Other	134	162
Total property and equipment	937	1,638

Other assets (including $126,000 and $122,000 in 2015 and 2014 due from related parties)	1,373	1,129

Total assets	$8,875	$12,274

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(amounts in thousands, except share amounts)

	December 31,
	2015	2014
Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade (including$168 and $494 in 2015 and 2014 due to related parties)	$241	$673
Accrued expenses	151	229
Current portion of long term debt	831	881
Total current liabilities	1,223	1,783

Long-term debt
Notes payable less current portion	1,211	1,428
Asset retirement obligation	2,770	2,770
Total liabilities	5,204	5,981

Stockholders' equity
Series B convertible preferred stock, $10 par value, liquidation value
of $100 authorized 100 shares, issued and outstanding one share	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at December 31, 2015 and 2014	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(55,188)	(52,566)

	3,671	6,293

Total liabilities & stockholders' equity	$8,875	$12,274

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
(amounts in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue
Oil and gas operations, net of royalties	$820	$1,489	$1,477
Real estate operations	2,997	2,874	2,745
	3,817	4,363	4,222

Operating expenses
Oil and gas operations	1,800	1,853	1,867
Real estate operations	1,685	1,616	1,555
Lease expense	980	961	942
Corporate general and administrative	605	823	500
Impairment of natural gas and oil properties	2,717	-	200
	7,787	5,253	5,064
Operating earnings (loss)	(3,970)	(890)	(842)

Other income (expense)
Interest income	12	5	9
Interest expense	(62)	(91)	(114)
Bad debt expense (recovery) - note receivable	1,430	-	1,562
Other income (expense), net	(32)	197	(189)
	1,348	111	1,268

Earnings (loss) from continuing operations	(2,622)	(779)	426

Net income (loss) applicable to common shares	$(2,622)	$(779)	$426

Net income (loss) per common share-basic and diluted	$(1.35)	$(0.40)	$0.22

Weighted average common and equivalent shares outstanding - basic	1,947	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
	Year ended December 31,
	2015	2014	2013

Cash flows from operating activities
Net income (loss)	$(2,622)	$(779)	$426
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	721	732	763
Impairment of natural gas and oil properties	2,717	-	200
Write-off (recovery) of affiliate receivable	(1,430)	-	(1,562)
Reserve for liability in Chesapeake litigation	-	-	381
Changes in operating assets and liabilities
Other current and non-current assets	273	5	(163)
Accounts payable and other liabilities	920	(240)	1,557
Interest payable	-	-	-
Net cash provided by (used) in operating activities	579	(282)	1,602

Cash flows from investing activities
Investment in oil and gas properties	(336)	(129)	(240)
Fixed asset additions	(31)	(175)	(161)
Cash portion from sale of land	116	-	-
Repayment of loan from affiliate	126	-	-
Real estate held for investment	-	(650)
Net cash used in investing activities	(125)	(954)	(401)

Cash flows from financing activities
Payment on notes payable	(281)	(213)	(40)
Proceeds from loans	-	128	62
Net cash provided by (used in) financing activities	(281)	(85)	22

Net increase (decrease) in cash and cash equivalents	173	(1,321)	1,223
Cash and cash equivalents at beginning of year	300	1,621	398

Cash and cash equivalents at end of year	$473	$300	$1,621

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable:	$77	$77	$72
Cash paid for principal on notes payable:	$279	$213	$40
Non cash portion of sale of land	$415	$0	$0
Cash paid income taxes	$0	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

	Series B		Common		Additional	Accum-
	Preferred stock		Stock		paid in	ulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2012	1	$1	1,947	$20	$58,838	$(52,213)	$6,646
Net Income						426	426
Balance at December 31, 2013	1	1	1,947	$20	$58,838	(51,787)	7,072
Net Income						(779)	(779)
Balance at December 31, 2014	1	1	1,947	$20	$58,838	(52,566)	6,293
Net Income						(2,622)	(2,622)
Balance at December 31, 2015	1	$1	1,947	$20	$58,838	$(55,188)	$3,671

The accompanying notes are an integral part of these consolidated financial statements.

New Concept Energy Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE A – BUSINESS DESCRIPTION AND PRESENTATION

The Company, through its wholly owned subsidiaries Mountaineer State Energy, Inc. and Mountaineer State Operations, LLC, operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia. As of December 31, 2015 the Company has 153 producing oil & gas wells, 31 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

The Company engaged the firm of independent oil and gas engineers Lee Keeling & Associates, Inc. to estimate the net oil and gas reserves.  On the basis of their study, the estimates of future net revenues using a present value discount of 10% were estimated to be $5.9 million at December 31, 2015.

NCE also leases and operates a retirement community in King City Oregon, with a capacity of 114 residents.

In February 2014 the Company acquired 7.4 acres of undeveloped land in Desoto TX. For $624,000. The Company believes the highest and best use of this property is for the construction and development of multifamily housing. The Company acquired the property for investment purposes. This investment is included in other assets on the balance sheet.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of New Concept Energy, Inc. and its majority-owned subsidiaries (collectively, the "Company", New Concept or "NCE") and are prepared on the basis of accounting principles generally accepted in the United States of America "GAAP".  All significant intercompany transactions and accounts have been eliminated.

Depreciation and Amortization

Depreciation is provided for in amounts sufficient to relate the cost of property and equipment to operations over their estimated service lives, ranging from 3 to 40 years. Depreciation is computed by the straight-line method.

Depreciation and amortization expense, which is included in operations, was $151,000, $176,000 and $188,000 for 2015, 2014 and 2013, respectively.

Depreciation, Depletion and Amortization of Producing Oil & Gas Properties

Depreciation, depletion and amortization ("DD&A") of producing properties is computed on the unit-of-production method based on estimated proved oil and gas reserves.  While total DD&A expense for the life of a property is limited to the property's total cost, proved reserve revisions result in a change in timing of when DD&A expense is recognized.

The Company recorded depletion of mineral rights of $514,000, $510,000 and $650,000 in 2015, 2014 and 2013 respectively.

Segments

The Company operates two primary business segments; oil and gas operations and retirement facilities.  Segment data is provided in "Note N" to these consolidated financial statements.

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

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission.  Such assumptions include using recent oil and gas prices and year-end costs for estimated future development and production expenditures.  Discounted future net cash flows are calculated using a 10% rate.  Changes in any of these assumptions could have a significant impact on the standardized measure.  Accordingly, the standardized measure does not represent management's estimated current market value of proved reserves. At December 31, 2014, the Company's net book value of oil and natural gas properties exceeded the ceiling amount based on the unweighted arithmetic average of the first day of each month for the 12-month period ended December 31, 2015.

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

The full cost method requires the Company to calculate quarterly, by cost center, a "ceiling," or limitation on the amount of properties that can be capitalized on the balance sheet.  To the extent capitalized costs of oil and natural gas properties, less accumulated depletion and related deferred taxes exceed the sum of the discounted future net revenues of proved oil and natural gas reserves, the lower of cost or estimated fair value of unproved properties subject to amortization, the cost of properties not being amortized, and the related tax amounts, such excess capitalized costs are charged to expense.  Beginning December 31, 2009, full cost companies use the unweighted arithmetic average first day of the month price for oil and natural gas for the 12-month period preceding the calculation date to calculate the future net revenues of proved reserves.  Prior to December 31, 2009, companies used the price in effect at the calculation date and had the option, under certain circumstances, to elect to use subsequent commodity prices if they increased after the calculation date.

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

Revenue recognition and gas imbalances

We use the sales method of accounting for oil and natural gas revenues.  Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers.  Gas imbalances at December 31, 2015 were not significant.  New Concept also follows the sales method of accounting for natural gas production imbalances and would recognize a liability if the existing proved reserves were not adequate to cover an imbalance.

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

Sales of Real Estate

Gains on sales of real estate are recognized to the extent permitted by Accounting Standards Codification Topic 360-20, "Real Estate Sales – Real Estate Sales", ("ASC 360-20").  Until the requirements of ASC 360-20 have been met for full profit recognition, sales are accounted for by the installment or cost recovery method, whichever is appropriate.

Real Estate Held for Sale

Accounting Standards Codification Topic 360, "Property, Plant, & Equipment" ("ASC 360")requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale.  If a reduction in a held for sale property's carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings.  Subsequent revisions, either upward or downward, to a held for sale property's estimated fair value less costs of sale are recorded as an adjustment to the property's carrying amount, but not in excess of the property's carrying amount when originally classified as held for sale.  A corresponding charge against or credit to earnings is recognized.  Properties held for sale are not depreciated.

Asset Retirement Obligation

The Company records an asset retirement obligation liability on the consolidated balance sheets and capitalizes a portion of the cost in "Oil and natural gas properties" during the period in which the obligation is incurred.  The asset retirement obligation is further described in Note O.
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

NOTE C – RECEIVABLES – PAYABLES – RELATED PARTIES

Prime Income Asset Management, Inc.

Prime Income Asset Management, Inc. ("PIAMI") is a real estate management company that also invests in real estate for its own account. Pillar Income Asset Management, Inc. ("Pillar") is a real estate management company. Both PIAMI and Pillar are indirectly owned by a private trust. URC Energy Inc. ("URC") is and has been a significant investor in the Company. URC is indirectly owned by a private trust  While the trusts for PIAMI and Pillar and URC are separate they have similar trustees and beneficiaries and therefore the Company has noted PIAMI and Pillar as related parties. Eurenergy Resources, Inc. ("ERC") is an oil & gas company that owned and operated oil and gas wells.

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

While separate companies, both PIAMI and Pillar are both owned by Realty Advisors, Inc. ("RAI").  During 2011 and 2012, the Company incurred obligations to Pillar totaling approximately $2.1 million. In a joint agreement among Pillar, PIAMI and the Company, Pillar, in 2012, agreed to relieve the Company of its obligation to pay $2.1 million and the Company agreed to reduce the amount owed by PIAMI by a like amount. In 2013 in a similar agreement the Company recorded a $1.6 million recovery on the transaction reduction in the PIAMI obligation.

During 2015, the Company incurred obligations to Pillar including the cost of payroll, insurance and other operating expenses. In a joint agreement among Pillar, PIAMI and the Company, Pillar agreed, in lieu of being reimbursed for such expenses, to relieve the Company of its obligation to pay $1.4 million and the Company agreed to reduce the amount owed by PIAMI by a like amount.

Coastland Operations, LLC

During 2012, the Company and several other defendants settled a lawsuit for $225,000. The Company paid the entire amount and had a note receivable from one of the other defendants, Coastland Operations, LLC (a subsidiary of Arcadian Energy, Inc) for $112,500 representing its share of the settlement Arcadian for a portion of his services. Arcadian, through its subsidiary URC is a significant shareholder of the Company and is therefore considered a related party. In March 2015 the $112,500 plus all accrued interest thereon was paid to the Company.

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

NOTE E – NOTES PAYABLE

Notes payable is comprised of the following (in thousands):

	2015	2014

Notes payable from the acquisition of Mountaineer State Energy, Inc.	$1,528	$1,514
Bank Debt	$514	$795
	$2,042	$2,309

Mountaineer State Energy, Inc. was acquired in 2008. As part of the purchase price the Company issued non-interesting bearing notes with the first payment being required in 2015 and the final payment due in 2032. The balance reflected above is the present value of those obligations.

Bank debt represent loans from a bank to finance drilling and equipment at the Company's oil and gas operation. The interest rate ranges from 5% to 5 ½ %. The loans are collateralized by the Company's oil & gas leases as well as real property and equipment.

Aggregate annual principal maturities of long-term debt at December 31, 2015 are as follows (in thousands):

2016	831
2017	187
2018	175
2019	142
2020	127
Thereafter	580

$2,042

NOTE F – OPERATING LEASES

The Company leases a retirement community under an operating lease which expires January 31, 2017, with an option to renew for an additional five-year period. The Company also has operating leases for equipment and office space.  The leases generally provide that the Company pay property taxes, insurance and maintenance.

Future minimum payments for the primary lease following December 31, 2015 are as follows (in thousands):

2016	1,000
2017	83

$1,083

Lease expense in 2015, 2014 and 2013 was $980,000, $961,000, and $942,000 respectively.

NOTE G - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Basic Earnings Per Share:
Numerator:
Net income from continuing operations	$(2,622)	$(779)	$426

Denominator:
Weighted average shares outstanding	1,947	1,947	1,947

Basic earnings (loss) per share from continuing operations	(1.35)	(0.40)	0.22

NOTE H – INCOME TAXES

At December 31, 2015, the Company had net operating loss carry forwards of approximately $9.3 million, which expire between 2016 and 2030.

Forms 1120, U.S, Corporation Income Tax Returns, for the years ending December 31, 2015, 2014, 2013 are subject to examination, by the IRS, generally for three years after they are filed.

The following table presents the principal reasons for the difference between the Company's effective tax rate and the United States statutory income tax rate.

	2015	2014	2013
Earned income tax at statutory rate	$0	$0	$149
Net operating loss utilization	0	0	(149)
Deferred tax asset from NOL carry forwards	3,270	2,927	2,464
Valuation allowance	(3,270)	(2,927)	(2,464)
Reported income tax expense (benefit)	$0	$0	$0

Effective income tax rate	0.00%	0.00%	0.00%
The Company believes that it is more likely than not the benefit of NOL carryforwards will not be realized. Therefore, a valuation allowance on the related deferred tax assets has been recorded.
NOTE I – STOCKHOLDERS' EQUITY

Outstanding Preferred Stock

Preferred stock consists of the following (amounts in thousands):
	Year Ended
	December 31,
	2015	2014
Series B convertible preferred stock, $10 par value, liquidation value of $100, authorized 100 shares, issued and outstanding one share	1	1

The Series B preferred stock has a liquidation value of $100 per share. The right to convert expired April 30, 2003.  Dividends at a rate of 6% are payable in cash or preferred shares at the option of the Company.

NOTE J – OTHER INCOME (EXPENSE)

Other income (expense) consists of the following: (amounts in thousands)

	Year ended December 31,
	2015	2014	2013

Litigation costs for the Chesapeake matter	$-	-	(382)
Income for gas held by Chesapeake	-	-	200
Other	(32)	197	(7)

	$(32)	$197	$(189)

NOTE K – CONTINGENCIES

Carlton Energy Group, LLC

In December 2006, Carlton Energy Group, LLC ("Carlton") instituted litigation against an individual, Eurenergy Resources Corporation ("Eurenergy") and several other entities including New Concept Energy, Inc., which was then known as CabelTel International Corporation (the "Company") alleging tortuous conduct, breach of contract and other matters and as to the Company that it was the alter ego of Eurenergy. The Carlton claims were based upon an alleged tortuous interference with a contract by the individual and Eurenergy related to the right to explore a coal bed methane concession in Bulgaria which had never (and has not to this day) produced any hydrocarbons. At no time during the pendency of this project or since did the company or any of its officers or directors have any interest whatsoever in the success or failure of the so-called "Bulgaria Project". However, in the litigation, Carlton alleged that the Company was the alter-ego of certain of the other Defendants including Eurenergy.

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

Cross appeals were filed by Carlton, the individual and EurEnergy to the Court of Appeals for the First District of Texas (the "Court of Appeals") which rendered its opinion on February 14, 2012.  The Court of Appeals opinion, among other things, reinstated the jury award of actual damages jointly and severely against the individual and EurEnergy in the amount of $66.5 million and overturned the Trial Court's ruling favorable to the Company rendering a judgment for that amount plus exemplary damages against the Company as the "alter ego" of Eurenergy.

The Company and the other defendants filed a Petition for Review of the Court of Appeals Opinion with the Supreme Court of the State of Texas. On May 8, 2015, the Supreme Court of Texas affirmed, in part, and reversed, in part, the Court of Appeals Judgment, remanding the case to that Court for further proceedings. In its opinion, the Supreme Court concluded that the evidence supports the Jury's verdict that the individual used the Company and other entities, that it would be unjust to require Carlton to treat them separately and found that the Company was an alter ego as a matter of law.  The Supreme Court determined that the Court of Appeals erred in reinstating the jury's verdict on damages in the amount of $66.5 million as the amount was speculative and not supported by competent evidence. The Court declined to reinstate the trial court's judgment of $31.16 million. The Supreme Court did rule that there was some evidence to support an award of actual damages and therefore remanded the case to the Court of Appeals to make a factual sufficiency determination, if possible, as to as to the amount. The parties are awaiting the Court's ruling

Management's preliminary analysis of these developments suggests it is reasonably possible that the claim will result in an unfavorable outcome. Management notes that in connection with the original appeal, the individual defendant deposited alternative security with the Court to supersede the judgment which the Court determined to have a value in excess of $56 million. Management believes that the maximum exposure would be in an amount significantly less than the amount on deposit. Accordingly, management believes that any adverse outcome is fully secured by that deposit.

Other

The Company has been named as a defendant in other lawsuits in the ordinary course of business.  Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

NOTE L – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Year ended December 31, 2015	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$820	$2,997	$-	$3,817

Operating expenses	1,183	2,603	605	$4,391
Depreciation, depletion and amortization	617	62	-	$679
Impairment of oil and gas properties	2,717	-	-	$2,717
Total Operating Expenses	4,517	2,665	605	7,787
Interest expense	(62)	-	-	$(62)
Other income	-	-	1,398	$1,398
Interest income	-		12	$12
Segment operating income	$(3,760)	$333	$805	$(2,622)
Assets	$7,420	$430	$1,025	$8,875

Year ended December 31, 2014	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$1,489	$2,874	$-	$4,363

Operating expenses	1,233	2,512	823	$4,568
Depreciation, depletion and amortization	620	65	-	$685
Impairment of oil and gas properties	-	-	-	$-
Total Operating Expenses	1,853	2,577	823	5,253
Interest expense	91	-	-	$91
Other income	(19)	36	180	$197
Interest income	-		5	$5
Segment operating income	$(474)	$333	$(638)	$(779)
Assets	$10,621	$445	$1,208	$12,274

Year ended December 31, 2013	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$1,477	$2,745	$-	$4,222

Operating expenses	1,213	2,436	498	$4,147
Depreciation, depletion and amortization	654	61	2	$717
Impairment of oil and gas properties	200	-	-	$200
Total Operating Expenses	2,067	2,497	500	5,064
Interest expense	114	-	-	$114
Other income	29	-	1,344	$1,373
Interest income	-		9	9
Segment operating income	$(675)	$248	$853	$426
Assets	$11,859	$842	$607	$13,308

NOTE M - QUARTERLY DATA (UNAUDITED)

The table below reflects the Company's selected quarterly information for the years ended December 31, 2015, 2014 and 2013.  Amounts shown are in thousands except per share amounts.

	First	Second	Third	Fourth
Year ended December 31, 2015	Quarter	Quarter	Quarter	Quarter

Revenue	$889	$1,003	$1,004	$824
Operating (expense)	(1,125)	(1,100)	(1,195)	(1,045)
Corporate general and administrative expense	(154)	(155)	(176)	(120)
Impairment of natural gas and oil properties	-	-	-	(2,717)
Other income (expense) net	704	362	292	(10)
Net income (loss) from continuing operations	314	110	(75)	(2,622)
Income (loss) allocable to common shareholders	$314	$110	$(75)	(2,622)
Income (loss) per common share – basic	$0.16	$0.06	$0.04	$(1.35)

	First	Second	Third	Fourth
Year ended December 31, 2014	Quarter	Quarter	Quarter	Quarter

Revenue	$1,069	$1,213	$1,131	$950
Operating (expense)	(1,119)	(1,053)	(1,087)	(1,171)
Corporate general and administrative expense	(192)	(205)	(208)	(218)
Impairment of natural gas and oil properties	-		-	-
Other income (expense) net	202	(54)	(40)	3.00
Net income (loss) from continuing operations	(40)	(99)	(204)	(436)
Income (loss) allocable to common shareholders	$(40)	$(99)	$(204)	(436)
Income (loss) per common share – basic	$(0.02)	$(0.05)	$(0.10)	$(0.23)

	First	Second	Third	Fourth
Year ended December 31, 2013	Quarter	Quarter	Quarter	Quarter

Revenue	$1,020	$1,050	$1,018	$1,134
Operating (expense)	(1,078)	(1,112)	(1,102)	(1,072)
Corporate general and administrative expense	(173)	(170)	(170)	(129)
Impairment of natural gas and oil properties				(200)
Other income (expense) net	262	370	387	391
Net income (loss) from continuing operations	31	138	133	124
Income (loss) allocable to common shareholders	$31	$138	$133	$124
Income (loss) per common share – basic	$0.02	$0.07	$0.07	$0.06

NOTE N - SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

The Company's net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:

	2015
	Gas (MMCF)	Oil (MBBLS)

Proved developed and undeveloped reserves -
January 1, 2015	2,866	139
Purchase of oil and natural gas properties in place	0	0
Discoveries and exclusions	0	0
Revisions	(94)	(69)
Sales of oil and gas properties in place	0	0
Production	(168)	(12)
December 31, 2015	2,604	58

Proved developed at beginning of year	698	70

Proved developed reserves at end of year	504	59

	2014
	Gas (MMCF)	Oil (MBBLS)

Proved developed and undeveloped reserves -
January 1, 2014	2,887	173
Purchase of oil and natural gas properties in place	0	0
Discoveries and exclusions	0	0
Revisions	138	(24)
Sales of oil and gas properties in place	0	0
Production	(159)	(10)
December 31, 2014	2,866	139

Proved developed at beginning of year	719	105

Proved developed reserves at end of year	698	70

	2015	2014

Oil and gas sales	$820	$1,489
Operating expenses	(1,183)	(1,233)
Depreciation, depletion and amortization	(617)	(620)
Impairment of oil & gas properties	(2,717)	-

Results of operations	$(3,697)	$(364)

The following table reflects the standardized measure of future net cash flows related to our proved reserves

	2015	2014

Future oil and gas cash inflows	$14,326	$25,595
Future oil & gas operating expenses	(2,554)	(4,170)
Future development costs	(1,982)	(2,983)
Future tax expense	(998)	(1,666)
Future net cash flows	$8,792	$16,776
10% discount to reflect timing of cash flows	(2,878)	(5,998)

	$5,914	$10,778

The following table presents the changes in our total proved undeveloped reserves.

	Gas	Oil
	(MMCF)	(MBBLS)
Proved undeveloped reserves as of December 31, 2013	2,168	68
Revaluation of undeveloped reserves	-	-
Conversion to proved developed reserves		-

Proved undeveloped reserves as of December 31, 2014	2,168	68

Conversion to proved developed reserves
Revaluation of undeveloped reserves	(68)	(68)

Proved undeveloped reserves as of December 31, 2015	2,100	0

The following table reflects the capitalized costs relating to oil and gas producing activities.

	2015	2014
Property acquisition costs:
Proved properties	$9,116	$11,496
Unproved properties	-	-
Accumulated depreciation, depletion and amortization
and valuation allowance	(3,202)	(,2687)

Net capitalized costs	$5,914	$8,809

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities.

	2015	2014
Property acquisition costs:
Proved properties	$-	$-
Unproved properties	-	-
Exploration costs	-	-
Development costs	206	129

Total cost incurred	$206	$129

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

NOTE O – ASSET RETIREMENT OBLIGATION

The Company records an asset retirement obligation (ARO) when the total depth of a drilled well is reached and the Company can reasonably estimate the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon costs.  The Company records the ARO liability on the consolidated balance sheets and capitalizes a portion of the cost in "Oil and natural gas properties" during the period in which the obligation is incurred.  In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date and adjusted for the Company's credit risk.  This amount is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the Company.  After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds.  The additional capitalized costs are depreciated on a unit-of-production basis or straight-line basis.

In the third quarter of 2012, the Company re-evaluated its method of plugging abandoned wells and determined by doing so in-house it could lower the cost. Based upon the Company's current calculations, we have established a sufficient reserve, for accounting purposes, to plug the existing wells when necessary.

	2015	2014
Asset retirement obligation, January 1	$2,770	$2,770
Acquisition of oil and gas properties	-	-
Revisions in the estimated cash flows	-	-
Liability incurred upon acquiring and drilling wells	-	-
Liability settled upon plugging and abandoning wells	-	-
Accretion of discounnt expense	-	-
Asset retirement obligation, December 31	$2,770	$2,770

NOTE P –SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 30, 2016, the date the financial statements were available to be issued, and has determined that there are none to be reported.

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

NEW CONCEPT ENERGY, INC.

March 30, 2016	by: /s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene S. Bertcher Gene S. Bertcher	Chairman, President, Principal Executive Officer, Chief Financial Officer and Director	March 30, 2016
/s/ Raymond D Roberts Raymond D Roberts	Director	March 30, 2016
/s/ James Huffstickler James Huffstickler	Director	March 30, 2016
/s/ Dan Locklear Dan Locklear	Director	March 30, 2016
/s/ Victor L. Lund Victor L. Lund	Director	March 30, 2016