Form 10-Q
period 2016-03-31
New Concept Energy, Inc.
filed 2016-05-12
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2016
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
75234
(Zip Code)
(972) 407-8400
(Registrant's telephone number, including area code)

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
Yes: [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,935 shares
(Class)	(Outstanding at May 12, 2016)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Period ended March 31, 2016

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	March 31, 2016	December 31, 2015

Assets

Current assets
Cash and cash equivalents	$547	$473
Accounts receivable from oil and gas sales	95	141
Other current assets	48	37
Total current assets	690	651

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	5,779	5,914

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	777	803
Other	130	134
Total property and equipment	907	937

Other assets	1,345	1,328

Total assets	$8,721	$8,830

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except share amounts)

	March 31, 2016	December 31, 2015

Liabilities and stockholders' equity

Current liabilities
Accounts payable - (including $348 and $168 due to related parties in 2016 and 2015)	$440	$241
Accrued expenses	160	151
Current portion of long term debt	831	831
Total current liabilities	1,431	1,223

Long-term debt
Notes payable less current portion	1,145	1,166
Asset retirement obligation	2,770	2,770
Total liabilities	5,346	5,159

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at March 31, 2016 and December 31, 2015	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(55,484)	(55,188)

Total stockholders' equity	3,375	3,671

Total liabilities & equity	$8,721	$8,830

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended March 31,
	2016	2015
Revenue
Oil and gas operations, net of royalties	$219	$172
Real estate operations	677	717
Total Revenues	896	889

Operating expenses
Oil and gas operations	396	470
Real estate operations	361	410
Real Estate - lease expense	259	245
Corporate general and administrative	166	154
Total Operating Expenses	1,182	1,279
Operating earnings (loss)	(286)	(390)

Other income (expense)
Interest income	6	0
Interest expense	(11)	(26)
Recovery of bad debt expense	-	738
Other income (expense), net	(5)	(8)
Expense	(10)	704

Net income (loss) applicable to common shares	$(296)	$314

Net income (loss) per common share-basic and diluted	$(0.15)	$0.16

Weighted average common and equivalent shares outstanding - basic	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Three Months Ended
	March 31,
	2016	2015

Cash flows from operating activities
Net income (loss)	$(296)	$314
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	186	187
Write-off (recovery) of affiliate receivable	-	(739)
Changes in operating assets and liabilities
Other current and non-current assets	11	124
Accounts payable and other liabilities	208	284
Net cash provided by (used) in operating activities	109	170

Cash flows from investing activities
Investment in oil & gas properties	-	(92)
Investment in undeveloped land	-	-
Fixed asset additions	(8)	(15)
Net cash provided by (used in) investing activities	(8)	(107)

Cash flows from financing activities
Repayment of loans to affiliates	-	126
Payment on notes payable	(27)	(77)
Net cash provided by (used in) financing activities	(27)	49

Net increase (decrease) in cash and cash equivalents	74	112
Cash and cash equivalents at beginning of year	473	300

Cash and cash equivalents at end of year	$547	$412

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable	$11	$13

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2015.  Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2016.

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

NOTE C: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We consider accounting policies related to our estimates of depreciation amortization and depletion, segments, oil and gas properties, oil and gas reserves, gas gathering assets, office and field equipment, revenue recognition and gas imbalances, leases, revenue recognition for real estate operations, impairment, and sales of real estate as significant accounting policies.  The policies include significant estimates made by management using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used.  These policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission.  Such assumptions include a standardized method for determining pricing and require that future cash flow be discounted using a 10% rate. The valuation that results may not represent management's estimated current market value of proved reserves.

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

NOTE E: LAND HELD FOR INVESTMENT

In February 2014 the company acquired 7.4 acres of undeveloped land in Desoto, Texas for $624,000.The Company believes the highest and best use of this property is for the construction and development of multifamily housing. The Company acquired the property, which is included in other assets, for investment purposes.

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

NOTE G:  OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Three months ended March 31, 2016	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$219	$677	$-	$896

Operating expenses	232	348	157	737
Depreciation, depletion and amortization	164	13	9	186
Lease expense	-	259	-	259
Total operating expenses	396	620	166	1,182
Interest income	-	-	6	6
Interest expense	(11)	-	-	(11)
Recovery of bad debt expense	-	-	-	0
Other income	-	-	(5)	(5)
Segment operating income	$(188)	$57	$(165)	$(296)

Three months ended March 31, 2015	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$172	$717	$-	$889

Operating expenses	311	394	154	859
Depreciation, depletion and amortization	159	16	-	175
Lease expense	-	245	-	245
Total operating expenses	470	655	154	1,279
Interest income	-	-	0	0
Interest expense	(26)	-	-	(26)
Recovery of bad debt expense	-	-	738	738
Other income	-	-	(8)	(8)
Segment operating income	$(324)	$62	$576	$314

NOTE H:  NEWLY ISSUED ACCOUNTING STANDARDS

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03").  ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The Company has adopted this standard effective June 30, 2015.  The accompanying financials have been reclassified to reflect the adoption.

In February 2016, Accounting Standards Update No. 2016-02 ("ASU 2016-02"), Leases was issued.  This new guidance establishes a new model for accounting for leases and provides for enhanced disclosures.  ASU 2016-02 is effective for reporting periods beginning after December 15, 2018.  The Company is currently evaluating the impact the adoption of this guidance, if any, on its financial position and results of operations.

NOTE I:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 13, 2016, the date the financial statements were available to be issued, and determined that there are none to be reported.

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

The Company's significant accounting policies are summarized in Note B to our consolidated financial statements in our annual report on Form 10-K.  The Company believes the following critical accounting policies are more significant to the judgments and estimates used in the preparation of its consolidated financial statements.  Revisions in such estimates are recorded in the period in which the facts that give rise to the revisions become known.

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

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission.  Such assumptions include a standardized method for determining pricing and require that future cash flow be discounted using a 10% rate. The valuation that results may not represent management's estimated current market value of proved reserves.

Doubtful Accounts

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company's net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At March 31, 2016, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At March 31, 2016, the Company had current assets of $690,000 and current liabilities of $1,431,000.

Cash and cash equivalents at March 31, 2016 were $547,000 as compared to $473,000 at December 31, 2015.

Net cash provided by operating activities was $109,000 for the three months ended March 31, 2016.  During the three-month period, the Company had net loss of $296,000.

Net cash used in investing activities was $8,000 for the three months ended March 31, 2016, consisting of the purchase of equipment at the Company's retirement center.

Net cash used in financing activities was $27,000 for the three months ended March 31, 2016, consisting of the repayments of loans to a bank.

Results of Operations

Comparison of the three months ended March 31, 2016 to the same period in 2015

The Company reported a net loss of $296,000 for three months ended March 31, 2016, as compared to net income of $314,000 for the similar period in 2015.

For the three months ended March 31, 2016, the Company recorded oil and gas revenues of $219,000 as compared to $172,000 for the comparable period of 2015. The increase in oil & gas revenue for the three months ended March 31, 2016 was $47,000. The increase is due to the production of more gas in 2016 than 2015. During the first quarter of 2015 there was unusual harsh weather in the areas where the Company maintains its wells. The weather severely hampered the Company's ability to repair and maintain well equipment as well as limited the pickups of oil from wells that were located in areas that were impossible to reach.

The Company recorded revenues of $677,000 for the three months ended March 31, 2016 from its retirement property compared to $717,000 for the comparable period in 2014. The decrease is due to reduced occupancy at the facility.

For the three months ended March 31, 2016, the Company recorded oil and gas operating expenses of $396,000 as compared to $470,000 for the comparable period of 2015.The decrease was due to a specific effort by management to reduce operation costs. The decrease represents a $41,000 reduction in payroll costs and a reduction in general operating expenses of $38,000.

For the three months ended March 31, 2016, operating expenses at the retirement property were $348,000, as compared to $394,000 for the comparable period in 2015. The decreases were due to a reduction in general operating expenses.

For the three months ended March 31, 2016, corporate general & administrative expenses were $166,000 as compared to $154,000 for the comparable periods in 2015.

Comparison of the three months ended March 31, 2015 to the same period in 2014

The Company reported net income of $314,000 for three months ended March 31, 2015, as compared to a net loss of $40,000 for the similar period in 2014.

For the three months ended March 31, 2015, the Company recorded oil and gas revenues of $172,000 as compared to $344,000 for the comparable period of 2014. The decrease in oil & gas revenue for the three months ended March 31, 2015 was $172,000. The average price was $46 per barrel during the first quarter of 2015 as compared to $93 per barrel in 2014. The company estimates that approximately $100,000 of the decrease was due to the price of oil. During the first quarter of 2015 there was unusual harsh weather in the areas where the Company maintains its wells. The weather severely hampered the Company's ability to repair and maintain well equipment as well as limited the pickups of oil from wells that were located in areas that were impossible to reach. The Company believes that the shortfall in revenue beyond the drop in price of oil were weather related.

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

For the three months ended March 31, 2015, operating expenses at the retirement property were $410,000, as compared to $396,000 for the comparable period in 2014. The increases were due to general operating expenses.

For the three months ended March 31, 2015, corporate general & administrative expenses were $154,000 as compared to $192,000 for the comparable periods in 2014.  The decrease is due to a reduction of legal fees.

For the three months ended March 31, 2015 the company recorded a bad debt expense recovery of $738,000 with respect to a note receivable that was fully reserved in a prior year (For a more complete discussion of history of the receivable, the establishment of a reserve due to concerns regarding collectability if the receivable and the recovery efforts refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 in Item 13. on page 21 and Footnote C on page 34)

Forward Looking Statements

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

Item 4.  CONTROLS AND PROCEDURES

(a)           Based on an evaluation by our management (with the participation of our Principal Executive Officer and Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

New Concept Energy, Inc.

Date: May 12, 2016	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer