Form 10-Q
period 2016-06-30
New Concept Energy, Inc.
filed 2016-08-12
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2016
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,934 shares
(Class)	(Outstanding at August 12, 2016)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Period ended June 30, 2016

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	June 30, 2016	December 31, 2015

Assets

Current assets
Cash and cash equivalents	$474	$473
Accounts receivable from oil and gas sales	99	141
Other current assets	44	37
Total current assets	617	651

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	5,732	5,914

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	743	803
Other	132	134
Total property and equipment	875	937

Other assets (including $124 due from related parties in 2015)	1,356	1,328

Total assets	$8,580	$8,830

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except share amounts)

	June 30, 2016	December 31, 2015

Liabilities and stockholders' equity

Current liabilities
Accounts payable (includes $422 due to related parties in 2016)	$460	$241
Accrued expenses	139	151
Current portion of long term debt	830	831
Total current liabilities	1,429	1,223

Long-term debt
Notes payable less current portion	1,139	1,166
Asset retirement obligation	2,770	2,770
Total liabilities	5,338	5,159

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at June 30, 2016 and December 31, 2015	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(55,617)	(55,188)

	3,242	3,671

Total liabilities & equity	$8,580	$8,830

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2016	2015	2016	2015
Revenue
Oil and gas operations, net of royalties	$170	$259	$389	$431
Real estate operations	665	744	1,342	1,461
	835	1,003	1,731	1,892

Operating expenses
Oil and gas operations	233	440	629	910
Real estate operations	389	415	750	825
Real estate lease expense	238	245	497	490
Corporate general and administrative	101	155	267	309
	961	1,255	2,143	2,534
Operating earnings (loss)	(126)	(252)	(412)	(642)

Other income (expense)
Interest income	5	-	11	-
Interest expense	(7)	(16)	(18)	(42)
Recovery of bad debt expense	-	386	-	1,124
Other income (expense)	(5)	(8)	(10)	(16)
	(7)	362	(17)	1066

Net income (loss) applicable to common shares	$(133)	$110	$(429)	$424

Net income (loss) per common share-basic and diluted	$(0.07)	$0.06	$(0.22)	$0.22

Weighted average common and equivalent shares outstanding - basic	1,947	1,947	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities
Net income (loss)	$(429)	$424
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	294	333
Write-off (recovery) of affiliate receivable	-	(1,124)
Changes in operating assets and liabilities
Other current and non-current assets	(13)	68
Accounts payable and other liabilities	207	639
Net cash provided by (used) in operating activities	59	340

Cash flows from investing activities
Investment in oil and gas	-	(191)
Fixed asset additions	(23)	(21)
Cash portion from the sale of land	-	116
Repayment of loans from affiliates	-	126
Real estate held for investment	-	-
Net cash provided by (used in) investing activities	(23)	30

Cash flows from financing activities

Payment on notes payable	(35)	(233)
Net cash provided by (used in) financing activities	(35)	(233)

Net increase (decrease) in cash and cash equivalents	1	137
Cash and cash equivalents at beginning of year	473	300

Cash and cash equivalents at end of year	$474	$437

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable	$18	$42
Cash paid for principal on notes payable	$40	$234
Non Cash Portion of the Sale of Land	$-	415

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2015.  Operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2016.

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

The Company and the other defendants filed a Petition for Review of the Court of Appeals Opinion with the Supreme Court of the State of Texas. On May 8, 2015, the Supreme Court of Texas affirmed, in part, and reversed, in part, the Court of Appeals Judgment, remanding the case to that Court for further proceedings. In its opinion, the Supreme Court concluded that the evidence supports the Jury's verdict that the individual used the Company and other entities, that it would be unjust to require Carlton to treat them separately and found that the Company was an alter ego as a matter of law.  The Supreme Court determined that the Court of Appeals erred in reinstating the jury's verdict on damages in the amount of $66.5 million as the amount was speculative and not supported by competent evidence. The court declined to reinstate the trial court's judgment of $31.16 million. The Supreme Court did rule that there was some evidence to support an award of actual damages and therefore remanded the case to the Court of Appeals to make a factual sufficiency determination, if possible, as to as to the amount. The defendants have filed a Motion for Rehearing requesting clarification of the Supreme Court's ruling and/or a remand to the trial court for a new trial.

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

NOTE G:  OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Three months ended June 30, 2016	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$170	$665	$-	835

Operating expenses	150	376	101	627
Depreciation, Depletion and Amortization	83	13	-	96
Lease Expense	-	238	-	238
Total Operating Expenses	233	627	101	961
Interest Income	5	-	0	5
Interest expense	(7)	-	-	(7)
Other income	-	-	(5)	(5)
Segment operating income	$(65)	$38	$(106)	$(133)

Three months ended June 30, 2015	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$259	$744	$-	1,003

Operating expenses	324	400	155	879
Depreciation, Depletion and Amortization	116	15	-	131
Lease Expense	-	245	-	245
Total Operating Expenses	440	660	155	1255
Interest expense	(16)	-	-	(16)
Recovery of Bad Debt Expense	-	-	386	386
Other income	-	-	(8)	(8)
Segment operating income	$(197)	$84	$223	$110

Six months ended June 30, 2016	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$389	$1,342	$-	$1,731

Operating expenses	382	724	267	1,373
Depreciation, Depletion and Amortization	247	26	-	273
Lease Expense	-	497	-	497
Total Operating Expenses	629	1,247	267	2,143
Interest Income	11	-	-	11
Interest expense	(18)	-	-	(18)
Other income	(10)	-	-	(10)
Segment operating income	$(257)	$95	$(267)	$(429)

Six months ended June 30, 2015	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$431	$1,461	$-	$1,892

Operating expenses	628	794	309	1,731
Depreciation, Depletion and Amortization	282	31	-	313
Lease Expense	-	490	-	490
Total Operating Expenses	910	1,315	309	2,534
Interest expense	(42)	-	-	(42)
Recovery of Bad Debt Expense	-	-	1,124	1,124
Other income	-	-	(16)	(16)
Segment operating income	$(521)	$146	$799	$424

NOTE H:  NEWLY ISSUED ACCOUNTING STANDARDS

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted.  We do not believe that any such guidance will have a material effect on our financial position or results or operation.

NOTE I:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 12, 2016, the date the financial statements were available to be issued, and has determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company's net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At June 30, 2016 the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At June 30, 2016, the Company had current assets of $617,000 and current liabilities of $1,429,000.

Cash and cash equivalents at June 30, 2016 were $474,000 as compared to $473,000 at December 31, 2015.

Net cash provided from operating activities was $59,000 for the six months ended June 30, 2016.  During the six-month period, the Company had a net loss of $429,000.

Net cash provided used in investing activities was $23,000 for the six months ended June 30, 2016. This represents fixed assets acquired to support the Company's retirement center operations

Net cash used in financing activities was $35,000 for the six months ended June 30, 2016, consisting of the repayment of bank loans.

 Results of Operations

The following discussion is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 as included in Part 1, Item 1: Financial statements of this report.

Comparison of the three months ended June 30, 2016 to the same period ended 2015

The Company reported a net loss of $133,000 for the three months ended June 2016, as compared to a net income of $110,000 for the similar period in 2015.

For the three months ended June 30, 2016, the Company recorded oil and gas revenues, net of royalty expenses of $170,000 as compared to $259,000 for the comparable period of 2015. The decline in oil and gas revenue was principally due to the price the Company was receiving for its oil sales in 2016 as compared to 2015.

The Company recorded revenues of $665,000 for the three months ended June 30, 2016 from its retirement property compared to $744,000 for the comparable period in 2015. The decrease was primarily due a drop in occupancy at the facility caused principally by the opening of a competing facility in the community where our facility is located. .

For the three months ended June 30, 2016, the Company recorded oil and gas operating expenses of $233,000 as compared to $440,000 for the comparable period of 2015. The decrease was due to a decrease in overall operating expenses as the Company has actively been reducing costs to compensate for the reduction in revenue.

For the three months ended June 30, 2016, operating expenses at the retirement property were $376,000 as compared to $400,000 for the comparable period in 2015. The decrease in operating expenses were due to an overall decrease in non-payroll related expenses.

For the three months ended June 30, 2016, corporate general & administrative expenses were $101,000 as compared to $155,000 for the comparable periods in 2015. The decrease is primarily due to a reduction in wages and overall operating expenses.

For the three months ended June 30, 2015 the company recorded a bad debt expense recovery of $386,000 with respect to a note receivable that was fully reserved in a prior year (For a more complete discussion of history of the receivable, the establishment of a reserve due to concerns regarding collectability if the receivable and the recovery efforts refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 in Item 13 on page 21 and Footnote C on page 34)

Comparison of the six months ended June 30, 2016 to the same period ended 2015

The Company reported a net loss of $429,000 for the six months ended June 2016, as compared to net income of $424,000 for the similar period in 2015.

For the six months ended June 30, 2016, the Company recorded oil and gas revenues, net of royalty expenses of $389,000 as compared to $431,000 for the comparable period of 2015. The decline in oil and gas revenue was principally due to the price the Company was receiving for its oil sales in 2016 as compared to 2015.

The Company recorded revenues of $1,342,000 for the six months ended June 30, 2016 from its retirement property compared to $1,461,000 for the comparable period in 2015. The decrease was primarily due a drop in occupancy at the facility caused principally by the opening of a competing facility in the community where our facility is located.

For the six months ended June 30, 2016, the Company recorded oil and gas operating expenses of $382,000 as compared to $628,000 for the comparable period of 2015. The decrease was due to a decrease in overall operating expenses as the Company has actively been reducing costs to compensate for the reduction in revenue

For the six months ended June 30, 2016, operating expenses at the retirement property were $724,000 as compared to $794,000 for the comparable period in 2015. The decrease in operating expenses were due to an overall decrease in non-payroll related expenses.

For the six months ended June 30, 2016, corporate general & administrative expenses were $267,000 as compared to $309,000 for the comparable periods in 2015. The decrease is primarily due to a reduction in wages and overall operating expenses.

For the six months ended June 30, 2015 the company recorded a bad debt expense recovery of $1,124,000 with respect to a note receivable that was fully reserved in a prior year (For a more complete discussion of history of the receivable, the establishment of a reserve due to concerns regarding collectability if the receivable and the recovery efforts refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 in Item 13 on page 21 and Footnote C on page 34)

Forward Looking Statements

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

New Concept Energy, Inc.

Date: August 12, 2016	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer