Form 10-Q
period 2016-09-30
New Concept Energy, Inc.
filed 2016-11-14
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2016
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,934 shares
(Class)	(Outstanding at November 14, 2016)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
Index to Quarterly Report on Form 10-Q
Period ended September 30, 2016

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	September 30, 2016	December 31, 2015

Assets

Current assets
Cash and cash equivalents	$530	$473
Accounts receivable from oil and gas sales	105	141
Other current assets	47	37
Total current assets	682	651

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	5,658	5,914

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	722	803
Other	142	134
Total property and equipment	864	937

Other assets	1,344	1,373

Total assets	$8,548	$8,875

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except share amounts)

	September 30, 2016	December 31, 2015

Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade (including $580,000 and $165,000 in 2016 and 2015 due to related parties)	$605	$241
Accrued expenses	148	151
Current portion of long term debt	828	831
Total current liabilities	1,581	1,223

Long-term debt
Notes payable less current portion	1,119	1,211
Asset retirement obligation	2,770	2,770
Total liabilities	5,470	5,204

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,934 shares
at September 30, 2016 and December 31, 2015	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(55,781)	(55,188)
	3,078	3,671

Total liabilities & equity	$8,548	$8,875

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2016	2015	2016	2015
Revenue
Oil and gas operations, net of royalties	$190	$232	$579	$663
Real estate operations	653	772	1,995	2,233
	843	1,004	2,574	2,896

Operating expenses
Oil and gas operations	295	527	924	1,437
Real estate operations	396	423	1,146	1,248
Lease expense	251	245	748	735
Corporate general and administrative	52	176	319	485
	994	1,371	3,137	3,905
Operating earnings (loss)	(151)	(367)	(563)	(1,009)

Other income (expense)
Interest income	6	6	17	6
Interest expense	(8)	(12)	(26)	(54)
Recovery of bad debt expense	-	306	0	1,430
Other income (expense), net	(11)	(8)	(21)	(24)
Other income (expense)	(13)	292	(30)	1,358

Net income (loss) applicable to common shares	$(164)	$(75)	$(593)	$349

Net income (loss) per common share-basic and diluted	$(0.08)	$(0.04)	$(0.30)	$0.18

Weighted average common and equivalent shares outstanding - basic	1,947	1,947	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities
Net income (loss)	$(593)	$349
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	393	593
Write-off (recovery) of affiliate receivable	-	(1,430)
Changes in operating assets and liabilities
Other current and non-current assets	(20)	122
Accounts payable and other liabilities	361	979
Net cash provided by (used) in operating activities	141	613

Cash flows from investing activities
Investment in oil and gas	-	(204)
Fixed asset additions	(45)	(107)
Cash portion from the sale of land	-	116
Repayment of loan from affiliate	-	126
Net cash provided by (used in) investing activities	(45)	(69)

Cash flows from financing activities
Payment on notes payable	(39)	(263)
Net cash provided by (used in) financing activities	(39)	(263)

Net increase (decrease) in cash and cash equivalents	57	281
Cash and cash equivalents at beginning of year	473	300

Cash and cash equivalents at end of year	$530	$581

Supplemental disclosures of cash flow information:
Cash paid for interest on notes payable	$13	$54
Cash paid for principal on notes payable	$66	$263
Non cash portion of sale of land	-	$415

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2015.  Operating results for the nine  month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2016.

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

At September 30, 2016 the company's current liabilities exceed its current assets and the company has a net loss of $593,000 for the nine months ended September 30, 2016.  The Company is in active discussions to sell its land held for investment and is in discussions with the holder of certain non-bank long-term debt to settle the amounts due or modify note to more favorable terms.  Management believes that, if its plans are successful, the Company will be able to significantly improve its liquidity and its working capital.

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

During the past few years the exploration, development and production of natural gas has resulted in an oversupply of natural gas which has resulted in a substantial reduction in the market price. Management of the Company believes that this oversupply will last for some time and does not anticipate an increase in the price we can receive in the market place. In April 2012 the Company entered into an agreement to fix the price it receives for the sale of its gas. For the five years ended April 2017 the Company will receive $4.53 per MCF.

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

After remand the parties provided supplemental briefing and the Court of Appeals held additional oral argument on February 17, 2016. On August 30, 2016 the Court of Appeals entered its opinion and judgement which reinstated the trial court's actual damages award but did not address exemplary damages. The Company filed a Motion for Rehearing and asked for the full panel of the Court of Appeals to address the constitutional question of the Court of Appeals authority to decide fact questions which the record does not reflect were considered by the jury. That Motion is still pending.

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

NOTE G:  OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Three months ended September 30, 2016	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$190	$653	$-	$843

Operating expenses	200	384	52	636
Depreciation, depletion and amortization	95	12	-	107
Lease expense	-	251	-	251
Total operating expenses	295	647	52	994
Interest income	6	-	0	6
Interest expense	(8)	-	-	(8)
Recovery of bad debt expense	-	-	-	0
Other income	(11)	-	-	(11)
Segment operating income	$(118)	$6	$(52)	$(164)

Three months ended September 30, 2015	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$232	$772	$-	$1,004

Operating expenses	314	408	176	898
Depreciation, depletion and amortization	213	15	-	228
Lease expense	-	245	-	245
Total operating expenses	527	668	176	1,371
Interest income	6	-	-	6
Interest expense	(12)	-	-	(12)
Recovery of bad debt expense	-	-	306	306
Other income	-	-	(8)	(8)
Segment operating income	$(301)	$104	$122	$(75)

Nine months ended September 30, 2016	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$579	$1,995	$-	$2,574

Operating expenses	582	1,108	319	2,009
Depreciation, depletion and amortization	342	38	-	380
Lease expense	-	748	-	748
Total operating expenses	924	1,894	319	3,137
Interest income	17	-	-	17
Interest expense	(26)	-	-	(26)
Recovery of bad debt expense	-	-	-	0
Other income	-	-	(21)	(21)
Segment operating income	$(354)	$101	$(340)	$(593)

Nine months ended September 30, 2015	Oil and Gas Operations	Retirement Facility	Corporate	Total

Operating revenue	$663	$2,233	$-	$2,896

Operating expenses	933	1,202	485	2,620
Depreciation, depletion and amortization	504	46	-	550
Lease expense	-	735	-	735
Total operating expenses	1,437	1,983	485	3,905
Interest income	6	-	0	6
Interest expense	(54)	-	-	(54)
Recovery of bad debt expense	-	-	1,430	1,430
Other income	-	-	(24)	(24)
Segment operating income	$(822)	$250	$921	$349

NOTE H:  NEWLY ISSUED ACCOUNTING STANDARDS

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted.  We do not believe that any such guidance will have a material effect on our financial position or results or operation.

NOTE I:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2016, the date the financial statements were available to be issued, and has determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company's net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At September 30, 2016 the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At September 30, 2016, the Company had current assets of $682,000 and current liabilities of $1,581,000.

Cash and cash equivalents at September 30, 2016 were $530,000 as compared to $473,000 at December 31, 2015.

Net cash provided from operating activities was $141,000 for the nine months ended September 30, 2016.  During the nine-month period, the Company had a net loss of $593,000.

Net cash used in investing activities was $45,000 for the nine months ended September 30, 2016. This represents fixed assets acquired by the Company.

Net cash used in financing activities was $39,000 for the nine months ended September 30, 2016, consisting of the repayment of bank loans.

 Results of Operations

The following discussion is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 as included in Part 1, Item 1: Financial statements of this report.

Comparison of the three months ended September 30, 2016 to the same period ended 2015

The Company reported a net loss of $164,000 for the three months ended September, 30 2016, as compared to a net loss of $75,000 for the similar period in 2015.

For the three months ended September 30, 2016, the Company recorded oil and gas revenues, net of royalty expenses of $190,000 as compared to $232,000 for the comparable period of 2015. The decline in oil and gas revenue was principally due to the price the Company was receiving for its oil sales in 2016 as compared to 2015.

The Company recorded revenues of $653,000 for the three months ended September 30, 2016 from its retirement property compared to $772,000 for the comparable period in 2015. The decrease was primarily due a drop in occupancy at the facility caused principally by the opening of a competing facility in the community where our facility is located. .

For the three months ended September 30, 2016, the Company recorded oil and gas operating expenses of $295,000 as compared to $527,000 for the comparable period of 2015. The decrease was due to a decrease in overall operating expenses as the Company has actively been reducing costs to compensate for the reduction in revenue.

For the three months ended September 30, 2016, operating expenses at the retirement property were $396,000 as compared to $423,000 for the comparable period in 2015. The decrease in operating expenses were due to an overall decrease in non-payroll related expenses.

For the three months ended September 30, 2016, corporate general & administrative expenses were $52,000 as compared to $176,000 for the comparable periods in 2015. The decrease is primarily due to a reduction in wages and overall operating expenses.

For the three months ended September 30, 2015 the company recorded a bad debt expense recovery of $306,000 with respect to a note receivable that was fully reserved in a prior year (For a more complete discussion of history of the receivable, the establishment of a reserve due to concerns regarding collectability if the receivable and the recovery efforts refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 in Item 13 on page 21 and Footnote C on page 34)

Comparison of the nine months ended September 30, 2016 to the same period ended 2015

The Company reported a net loss of $593,000 for the nine months ended September 30, 2016, as compared to net income of $349,000 for the similar period in 2015.

For the nine months ended September 30, 2016, the Company recorded oil and gas revenues, net of royalty expenses of $579,000 as compared to $663,000 for the comparable period of 2015. The decline in oil and gas revenue was principally due to the price the Company was receiving for its oil sales in 2016 as compared to 2015.

The Company recorded revenues of $1,995,000 for the nine months ended September 30, 2016 from its retirement property compared to $2,223,000 for the comparable period in 2015. The decrease was primarily due a drop in occupancy at the facility caused principally by the opening of a competing facility in the community where our facility is located.

For the nine months ended September 30, 2016, the Company recorded oil and gas operating expenses of $924,000 as compared to $1,437,000 for the comparable period of 2015. The decrease was due to a decrease in overall operating expenses as the Company has actively been reducing costs to compensate for the reduction in revenue

For the nine months ended September 30, 2016, operating expenses at the retirement property were $1,146,000 as compared to $1,248,000 for the comparable period in 2015. The decrease in operating expenses were due to an overall decrease in non-payroll related expenses.

For the nine months ended September 30, 2016, corporate general & administrative expenses were $319,000 as compared to $485,000 for the comparable periods in 2015. The decrease is primarily due to a reduction in wages and overall operating expenses.

For the nine months ended September 30, 2016 the company recorded a bad debt expense recovery of $1,430,000 with respect to a note receivable that was fully reserved in a prior year (For a more complete discussion of history of the receivable, the establishment of a reserve due to concerns regarding collectability if the receivable and the recovery efforts refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 in Item 13 on page 21 and Footnote C on page 34).

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

Item 4.  Controls and Procedures

(a)           Based on an evaluation by our management (with the participation of our Principal Executive Officer and Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

3.8
Certificate of Designations, Preferences and Rights of Preferred Stock dated May 7, 1993 relating to Registrant's Series B Preferred Stock (incorporated by reference to Exhibit 4.1.2 to Registrant's Form S-3 Registration Statement No. 333-64840 dated September 22, 1993)

3.9
Certificate of Voting Powers, Designations, Preferences and Rights of Registrant's Series F Senior Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.2 of Registrant's Form 10-KSB for the fiscal year ended December 31, 1997)

3.10
Certificate of Voting Powers, Designations, Preferences and Rights of Registrant's Series G Senior Non-Voting Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.3 of Registrant's Form 10-KSB for the fiscal year ended December 31, 1997)

3.11
Certificate of Designations dated October 12, 2004 as filed with the Secretary of State of Nevada on October 13, 2004 (incorporated by reference to Exhibit 3.4 of Registrant's Current Report on Form 8-K for event occurring October 12, 2004)

3.12
Certificate of Amendment to Articles of Incorporation effective February 8, 2005 (incorporated by reference to Exhibit 3.5 of Registrant's Current Report on Form 8-K for event occurring February 8, 2005)

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

New Concept Energy, Inc.

Date: November 14, 2016	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer