Form 10-K
period 2016-12-31
New Concept Energy, Inc.
filed 2017-04-05
CIK 105744

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2016

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

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the NYSE MKT as of June 30, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $1,626,000 based upon a total of 1,077,182 shares held as of June 30, 2015 by persons believed to be non-affiliates of the Registrant.  The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 30, 2017, there were 1,946,935 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

NEW CONCEPT ENERGY, INC.

Index to Annual Report on Form 10-K

Fiscal year ended December 31, 2016

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

As of December 31, 2016 the Company has 153 producing gas wells, 31 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

Retirement Community

The Company leases and operates Pacific Pointe Retirement Inn (“Pacific Pointe”) in King City, Oregon.  Pacific Pointe, a retirement center, that has a capacity of 114 residents and provides community living with basic services such as meals, housekeeping, laundry, 24/7 staffing, transportation and social and recreational activities.  Our residents do not yet need assistance or support with activities of daily living but prefer the physical and psychological comfort of a residential community of like-minded people and access to senior-oriented services.

Our lease provides that should the property be sold the lease maintained by the Company would be terminated. The Company has been notified that the building is under contract to be sold effective March 30, 2017 and our lease will be terminated on that date. These financial statements reflect the operations of the retirement community as a discontinued operation.

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

Employees

At December 31, 2016, the Company employed, in all segments, 41 people (16 full-time and 25 part-time).  The Company believes it maintains good relationships with its employees.  None of the Company’s employees are represented by a collective bargaining group.

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

Retirement Community

The Company under a long term lease (which will terminate on March 30, 2017) operates Pacific Pointe Retirement Inn (“Pacific Pointe”) in King City, Oregon.  Pacific Pointe began operations in 1993, has a capacity of 114 residents and provides community living with basic services such as meals, housekeeping, laundry, 24/7 staffing, transportation and social and recreational activities.  These residents do not yet need assistance or support with activities of daily living but prefer the physical and psychological comfort of a residential community of like-minded people and access to senior-oriented services.

The Company’s retirement community is suitable, fully utilized and adequate for the purpose to which it is devoted.

The average occupancy and lease rate per resident for our one retirement facility is as follows:

	Average	Average
	Occupancy	Monthly Rate

December 2016	78.00%	$2,495
December 2015	88.91%	$2,507
December 2014	85.50%	$2,235
December 2013	90.0%	$2,290
December 2012	92.1%	$2,225

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

The Company uses the petroleum engineering firm of Lee Keeling and Associates, Inc. to prepare its reserve estimates and future net revenues from its oil and gas properties.  The work is performed by a registered professional engineer who is a member of the Society of Petroleum Engineers.

 According to our independent reserve engineering firm, Lee Keeling & Associates, Inc. as of December 31, 2016, our Proved Reserves in Ohio and West Virginia were approximately 3.2 million Mcf of natural gas and 149 thousand Bbls of oil.  Of the total Proved Reserves, approximately 32% were Proved Developed Reserves.  As of December 31, 2016, the related PV-10 of our Proved Reserves was approximately $6.3 million from Ohio & West Virginia.

Additional Oil and Gas Information

Production

2016 – 155,000 Mcf of natural gas and 4,200 Bbls of oil

2015 – 161,000 Mcf of natural gas and 6,100 Bbls of oil

2014 – 159,000 Mcf of natural gas and 10,459 Bbls of oil

Average sales price per unit

2016 - $4.23 per Mcf and $41.58 per Bbls

2015 - $4.23 per Mcf and $44.87 per Bbls

2014 - $4.23 per Mcf and $90.82 per Bbls

Productive wells

2016 – 153

2015 – 153

2014 – 153

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

The decision as to whether to rework existing wells or and or drill new wells is based upon a number of factors including available financing and the market price for both oil and gas. As of March 30, 2015 the Company has suspended expansion activity for its existing acreage until the price for both oil and gas improves from current levels.

Proved Reserves

The following table presents our estimated Proved Reserves as of December 31, 2016.  These estimates correspond with the method used in presenting the “Supplemental Information on Oil and Gas Operations” in Note J to our consolidated financial statements included in this report.

	Gas	Oil
	(MMCF)	(MBBLS)
Proved Reserves
U.S. Onshore
Developed Producing	1,029	65
Developed Non-Producing	23	16
Undeveloped	2,168	68
Total Proved Reserves	3,220	149

 The following table presents the changes in our total proved undeveloped reserves.

	Gas	Oil
	(MMCF)	(MBBLS)
Proved Undeveloped Reserves as of December 31, 2015	2100	0
Revaluation of Undeveloped Reserves	68	68
Conversion to Proved Developed Reserves	—	—

Proved Undeveloped Reserves as of December 31, 2016	2,168	68

Well Statistics

The following table sets forth our wells (all natural gas) as of December 31, 2016.

	Wells
	Gross (1)	Net (2)
U.S. Onshore
Producing	153	148
Non-Producing	31	31
Total wells	184	179

(1)  Gross wells are the sum of all wells in which we own an interest.

(2)  Net wells are gross wells multiplied by our fractional working interests on the well.

Acreage Statistics

The following table sets forth our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2016.

	Acres
	Gross (1)	Net (2)
U. S Onshore
Developed	19,375	19,375
Undeveloped	—	—
Total Acreage	19,375	19,375

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

After remand the parties provided supplemental briefing and the Court of Appeals held additional oral argument on February 17, 2016. On August 30, 2016 the Court of Appeals entered its opinion and judgement which reinstated the trial court’s actual damages of $31.16 million award but did not address exemplary damages. The Company filed a Motion for Rehearing and asked for the full panel of the Court of Appeals to address the constitutional question of the Court of Appeals authority to decide fact questions which the record does not reflect were considered by the jury. That Motion is still pending.

Management’s preliminary analysis of these developments suggests the most likely outcome is that the entire case will be sent back to the Trial Court for a new trial however it is also possible that the claim will result in an unfavorable outcome. Management notes that in connection with the original appeal, the individual defendant deposited alternative security with the Trial Court to supersede the judgment which the court determined to have a value in excess of $56 million. Management believes that the maximum exposure would be in an amount significantly less than the amount on deposit. Accordingly, management believes that any adverse outcome is fully secured by that deposit.

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

	2016		2015
	High	Low	High	Low
First Quarter	$1.27	$0.62	$2.62	$1.21
Second Quarter	$4.15	$0.75	$2.53	$1.20
Third Quarter	$5.70	$1.74	$1.65	$1.16
Fourth Quarter	$3.07	$1.50	$1.30	$1.08

On March 18, 2016 the closing price of the Company’s Common Stock was $1.07 per share.  According to the Transfer Agent’s records, at March 18, 2016 the Company’s Common Stock was held by approximately 2,312 holders of record.

Dividends

The Company paid no dividends on its Common Stock in 2016 or 2015.  The Company has not paid cash dividends on its Common stock during at least the last ten fiscal years and it has been the policy of the Board of Directors of the Company to retain all earnings to pay down debt and finance future expansion and development of its businesses.  The payment of dividends, if any, will be determined by the Board of Directors in the future in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Purchases of Equity Securities

The Board of Directors has not authorized the repurchase of any shares of its Common Stock under any share repurchase program, except when stockholders owning less than one round lot (100 shares) so request, the Company will purchase shares at market closing on the last trading day prior to receipt of the certificate(s).  The Company repurchased no shares during 2016

Item 6.  Selected Financial Data

The selected consolidated financial data presented below are derived from the Company’s audited financial statements.

	Year Ended December 31,
	2016	2015	2014
	(amounts in thousands, except per share data)

Operating Revenue	$764	$3,817	$4,363
Operating expenses	1,533	7,787	5,253
Operating Profit (loss)	(769)	(3,970)	(890)

Earnings (loss) from continuing operations	44	(2,954)	(1,076)
Earnings (loss) from discontinued operations	4	332	297
NET EARNINGS (LOSS)	$48	$(2,622)	$(779)

Net earnings per share	$0	$(1)	$(0)

Basic weighted average common share	1,947	1,947	1,947

Balance Sheet Data
Total Assets	$7,178	$8,875	$12,274
Long-term debt	296	1,211	1,428
Asset Retirement obligation	2,770	2,770	2,770
Total liabilities	3,459	5,204	5,891
Total stockholders equity	$3,719	$3,671	$6,293

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

As of December 31, 2016 the Company has 153 producing gas wells, 31 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

A component of the purchase price for the acquisition of Carl E. Smith, Inc. were certain non-interest bearing long term obligations which the Company was to be paid out over the next 12 years.  In December 2016 the Company has completed a settlement of all future obligations for a one-time payment of $650,000. The Company had previously recorded this obligation at $1,538,000 and recorded a gain on settlement of debt of $888,000 in December 2016.

As of December 31, 2016, the Company leased one independent living community in Oregon, with a capacity of 114 residents. The lease will terminate on March 30, 2017.

A number of years ago the Company owned, leased and operated assisted living and retirement communities throughout the United States of America. During that period of time the Company has both acquired and sold over seventy communities.  The property in Oregon is a holdover from that time period. The retirement center was not an integral part of our business plan.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At December 31, 2016, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At December 31, 2016, the Company had current assets of $438,000 and current liabilities of $393,000.

Cash and cash equivalents totaled $113,000 at December 31, 2016 and $473,000 at December 31, 2015.  New Concept’s principal sources of cash are property operations, sales of oil and gas, and proceeds from sales of assets.

Net cash provided (used) by continuing operating activities was ($314,000) in 2016, $566,000 in 2015 and ($282,000) in 2014.

Net cash provided (used) in investing activities was $686,000 in 2016, ($112,000) in 2015 and ($954,000) in 2014.

Net cash used in financing activities was $732,000 in 2016 $281,000 in 2015 and ($85,000) in 2014.

Results of Operations

Fiscal 2016 as compared to 2015

Revenues: Total revenues from the oil & gas operation was $754,000 in 2016 and $820,000 in 2015.  Net revenue for our oil and gas operation decreased by $56,000 in 2016 as compared to 2015. Included in 2016 revenue is a one time fee of $30,000. The drop in revenue in 2016 was principally due to a reduction in the quantity of oil and gas produced.

Operating Expenses: Operating expenses for the oil & gas operation were $1.2 million in 2016 and $1.8 million in 2015. This decrease was the result of an overall reduction in operating expenses as the Company has actively reduced expenses to compensate for a slowdown in the oil and gas operation.

In 2015 pursuant to the requirements of the “full cost ceiling test” for oil & gas companies we recorded a non-cash charge to operations of $ $2.7 million to write down its investment in Ohio and West Virginia. This charge to earnings was caused by the severe drop in the market price of oil all throughout 2015.

Corporate Expenses were $352,000 in 2016 and $605,000 in 2015. The decrease is primarily due to a reduction in wages and general operating expenses.

Interest Income & Expense: Interest Expense was $38,000 in 2016 as compared to $62,000 in 2015. The decrease was due to a reduction in the long term debt owed to the bank as well as previous owners of the Company’s oil and gas operation in West Virginia / Ohio.

Gain on prepayment of debt: In 2016 the Company settled a long term debt that was generated from the purchase of the oil and gas operation in 2008. The settlement resulted in a gain of $888,000

Bad Debt Expense (Recovery): In 2015 the company recorded a bad debt expense recovery of $1,430,000 with respect to a note receivable that was fully reserved in a prior year (For a more complete discussion of history of the receivable, the establishment of a reserve due to concerns regarding collectability of the receivable and the recovery efforts. (See Item 13. on page 20 and Footnote C on page33)

Fiscal 2015 as compared to 2014

Revenues: Total revenues for the oil & gas operation was $820,000 in 2015 and $1.5 million in 2014.  Net revenue for our oil and gas operation decreased by $900,000 in 2015 as compared to 2014. The fluctuation was principally due to the price the Company received for its oil in 2015 as compared to 2014.

Operating Expenses: Operating expenses for the oil & gas operation were approximately $1.8 million in 2015 and 2014.

In 2015 pursuant to the requirements of the “full cost ceiling test” for oil & gas companies we recorded a non-cash charge to operations of $ $2,717,000 to write down its investment in Ohio and West Virginia. This charge to earnings was caused by the severe drop in the market price of oil all throughout 2015.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting.  In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting.  There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Raymond D. Roberts, age 85, (Independent) Director since June 2015

Mr. Roberts is recently retired. For more than the past five years, he has been Director of Aviation of Stellar Aviation, Inc., a privately held Nevada Corporation, engaged in the business of aircraft (Boeing 737) and logistical management. Mr. Roberts was also elected as a member of the Governance and Nominating Committee of the Board of Directors of the Registrant.

Gene S. Bertcher, age 68, (Affiliated) Director November 1989 to September 1996 and since June 1999

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

James E. Huffstickler, age 72, (Independent) Director since December 2003

Mr. Huffstickler has recently retired from being Chief Financial Officer of Sunchase America, Ltd., a multi-state property management company, for more than twenty two years.  He is a graduate of the University of South Carolina.  Mr. Huffstickler has been a certified public accountant since 1976.

Dan Locklear, age 63, (Independent) Director since December 2003

Mr. Locklear has been Chief Financial Officer of Sunridge Management Group, a real estate management company, for more than five years.  Mr. Locklear was formerly employed by Johnstown Management Company, Inc. and Trammel Crow Company.  Mr. Locklear has been a certified public accountant since 1981 and a licensed real estate broker in the State of Texas since 1978.

Victor L. Lund, age 87, (Independent) Director since March 1996

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

Board Committees

The Board of Directors held six meetings during 2016.  For such year, no incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the period that he or she served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.  The Audit Committee was formed on December 12, 2003, and its function is to review the Company’s operating and accounting procedures.  A Charter of the Audit Committee has been adopted by the Board.  The current members of the Audit Committee, all of whom are independent within the SEC regulations, the listing standards of the NYSE MKT and the Company’s Corporate Governance Guidelines are Messrs. Locklear (Chairman), Huffstickler and Lund.  Mr. Dan Locklear is qualified as an Audit Committee financial expert within the meaning of SEC regulations, and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the NYSE MKT. The Audit Committee met four times in 2016.

The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to the corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines.  In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates.  The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance and self-evaluation.  The Charter of the Governance and Nominating Committee was adopted on October 20, 2004.  The members of the Committee are Messrs. Huffstickler (Chairman), Lund and Locklear.  The Governance and Nominating Committee met twice in 2016.

The Board has also formed a Compensation Committee of the Board of Directors, adopted a Charter for the Compensation Committee on October 20, 2004, and selected Mr. Roberts (Chairman) and Messrs. Huffstickler and Locklear as members of that Committee.  The Compensation Committee met twice in 2016.

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

Item 11.  Executive Compensation

The following tables set forth the compensation in all categories paid by the Company for services rendered during the fiscal years ended December 31, 2016, 2014 and 2013 by the Chief Executive Officer of the Company and to the other executive officers and Directors of the Company whose total annual salary in 2016 exceeded $50,000.

SUMMARY COMPENSATION TABLE

							Change in
						Non-	Pension
						Equity	Value and
Name						Incentive	Nonqualified	All
and						Plan	Deferred	Other
Principal				Stock	Option	Compen-	Compensation	Compen-
Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total

Gene S. Bertcher (1) Chairman, President & Chief Financial Officer	2016	$ 53,650							$ 53,650
	2015	$107,300							$107,300
	2014	$103,300							$103,300

Commencing in February 2008, three other publicly held entities needed a chief financial officer, Income Opportunity Realty Investors, Inc. (“IOT”), Transcontinental Realty Investors, Inc. (“TCI”) and American Realty Investors, Inc. (“ARL”) each of which have the same contractual advisor, now Pillar Income Asset Management, Inc. (“Pillar”). These three entities made an arrangement with the Company for the accounting and administrative services of the Company, specifically Gene S. Bertcher, President and principal executive officer of the Company who is a certified public accountant and has a long history in that industry. . As a compensation arrangement evolved over time, through 2015 the three entities agreed to reimburse NCE for one-half of the gross compensation and related expenses of Bertcher at NCE. For 2016 these three entities agreed to pay 75% of Gene S. Bertcher compensation and related expenses.. The agreement renews on an annual basis and is terminable on sixty days written notice.

The salary in the above table represents the portion of Mr. Bertcher’s compensation paid by the Company.

GRANTS OF PLAN-BASED AWARDS

None

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None

OPTION EXERCISES AND STOCK VESTED

None

PENSION BENEFITS

None

NONQUALIFIED DEFERRED COMPENSATION

None

DIRECTOR COMPENSATION
Name	Fees Earned Or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Raymond D Roberts	$10,500						$10,500
Gene S. Bertcher	$ —						$ —
James E. Huffstickler	$10,500						$10,500
Dan Locklear	$10,500						$10,500
Victor L. Lund	$10,500						$10,500

MANAGEMENT AND CERTAIN SECURITY HOLDERS

None

Compensation of Directors

The Company pays each non-employee director a fee of $2,500 per year, plus a meeting fee of $2,000 for each board meeting attended.  Employee directors serve without compensation.

Item 12.  Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 29, 2016.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percent of Class
None	None	None

According to filings with the SEC on Forms 4, 13D and 13G and amendments thereto, made by each of the entities and/or individuals who were listed in last year’s Proxy Statement and/or the Company” s Form 10-K Annual Report for the fiscal year ended December 31, 2015 (the 2015 10-K) as owning or holding 5% or more of the shares of the Company’s Common Stock, all such persons or entities disposed of a number of such shares to a level below 5%.

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the directors and executive officers of the Company, as of the close of business on March 29, 2016.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Gene S. Bertcher	-	0%
James E. Huffstickler	-	0%
Dan Locklear	-	0%
Victor L. Lund	-	0%
Raymond Roberts	-	0%
All directors and executive officers as a group (5 people)	-	0%

_____________________________

* Beneficial Ownership means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

** Percentages are based upon 1,946,935 shares of Common Stock outstanding at March 29, 2017.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Prime Income Asset Management, Inc (“PIAMI”) is a real estate management company that also invests in real estate for its own account. Pillar Income Asset Management, Inc. (“Pillar”) is a real estate management company. Both PIAMI and Pillar are indirectly owned by a private trust. URC Energy, Inc. (“URC”) has been until October 2016 a significant investor in the Company. URC is indirectly owned by a private trust. While the trusts for PIAMI and Pillar and URC are separate they have similar trustees and beneficiaries and therefore the Company has noted PIAMI and Pillar as related parties.

Beginning in 2006 the Company made loans to PIAMI and an affiliate at interest rates higher than the Company believes it could have gotten elsewhere. By the fourth quarter of 2011 the notes were consolidated into a balance due from PIAMI including accrued interest of $10 million. The Company determined that the financial condition of PIAMI had deteriorated and there could be no assurance that the amount owed would or could be collected. The company, in December 2011, recorded a reserve of $10 million (the full balance) for the combined note.

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

While separate companies, both PIAMI and Pillar are both owned by Realty Advisors, Inc. (“RAI”). During 2011 and 2012 the Company incurred obligations to Pillar totaling approximately $1.7 million. In a joint agreement among Pillar, PIAMI and the Company, Pillar agreed to relieve the Company of its obligation to pay $1.7 million and the Company agreed to reduce the amount owed by Prime by a like amount. In the third quarter of 2012 the Company recorded a $1.7 million gain on the transaction. In the fourth quarter of 2012 Pillar incurred expenses on behalf of the Company of $376,000 and agreed to forego payment in exchange for a reduction in the PIAMI obligation. The Company, recorded an additional $376,000 gain.

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

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2016 and 2015 by the Company’s principal accounting firm Swalm & Associates, P.C.:

Type of Fees	2016	2015
Audit Fees	$62,000	$61,000
Tax Fees	9,000	9,000
Total Fees	$71,000	$70,000

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

Financial Information Systems Design and Implementation Fees

Swalm & Associates, P.C. did not render professional services to the Company in 2016 with respect to financial information systems design and implementation.

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

PART IV

Item 15.  Consolidated Financial Statement and Supplementary Schedules

INDEX TO FINANCIAL STATEMENTS

                Page

FINANCIAL STATEMENTS
Report of Swalm & Associates, P.C.	22
Consolidated Balance Sheets	23
Consolidated Statements of Operations	25
Consolidated Statements of Cash Flows	26
Consolidated Statements of Changes in Stockholders’ Equity	27
Notes to Consolidated Financial Statements	28

FINANCIAL STATEMENT SCHEDULES:  Other financial statement schedules have been omitted because they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

New Concept Energy, Inc.

We have audited the accompanying consolidated balance sheets of New Concept Energy, Inc., and Subsidiaries, as of December 31, 2016 and 2015, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Concept Energy, Inc., and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As described in Note C to the consolidated financial statements, the Company has significant balances due from an affiliate.

As described in Note G to the financial statements, the Company is named as a party to a significant lawsuit judgment. The Company and its legal counsel believe that the judgment is in error and that the most likely outcome is that there will be a new trial. While the outcome of the matter cannot presently be determined, management does not believe that the matter will have a material effect on the Company’s consolidated financial position. Accordingly, no provision for any liability that may result has been made in the financial statements. Nevertheless, due to the nature of the uncertainty, it is reasonably possible that management’s view of the outcome will change in the near term.

/s/ Swalm & Associates, P.C.

Richardson, Texas

March 31, 2017

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
	December 31,
	2016	2015
Assets

Current assets
Cash and cash equivalents	$113	$473
Accounts receivable from oil and gas sales	119	141
Other current assets	206	37
Total current assets	438	651

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	5,608	5,914

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	706	803
Other	25	134
Total property and equipment	731	937

Other assets	401	1,373

Total assets	$7,178	$8,875

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(amounts in thousands, except share amounts)

	December 31,
	2016	2015
Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade (including$160 and $168 in 2016 and 2015 due to related parties)	$238	$241
Accrued expenses	59	151
Current portion of long term debt	96	831
Total current liabilities	393	1,223

Long-term debt
Notes payable less current portion	296	1,211
Asset retirement obligation	2,770	2,770
Total liabilities	3,459	5,204

Stockholders' equity
Series B convertible preferred stock, $10 par value, liquidation value
of $100 authorized 100 shares, issued and outstanding one share	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at December 31, 2016 and 2015	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(55,140)	(55,188)

	3,719	3,671

Total liabilities & stockholders' equity	$7,178	$8,875

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
(amounts in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue
Oil and gas operations, net of royalties	$764	$820	$1,489
	764	820	1,489

Operating expenses
Oil & gas operations	1,181	1,800	1,853
Corporate general and administrative	352	605	823
Impairment of natural gas and oil properties	—	2,717	—
	1,533	5,122	2,676
Operating earnings (loss)	(769)	(4,302)	(1,187)

Other income (expense)
Interest income	23	12	5
Interest expense	(38)	(62)	(91)
Gain on prepayment of debt	888
Gain on sale of land	50
Bad debt expense (recovery) - note receivable	—	1,430	—
Other income (expense), net	(110)	(32)	197
	813	1,348	111

Earnings (loss) from continuing operations	44	(2,954)	(1,076)

Earnings from discontinued operations	4	332	297

Net income (loss) applicable to common shares	$48	$(2,622)	$(779)

Net income (loss) per common share-basic and diluted	$0.02	$(1.35)	$(0.40)

Weighted average common and equivalent shares outstanding - basic	1,947	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
	Year ended December 31,
	2016	2015	2014

Cash flows from operating activities
Net income (loss)	48	$(2,622)	$(779)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	664	721	732
Impairment of natural gas and oil properties	—	2,717	—
Write-off (recovery) of affiliate receivable	—	(1,430)	—
Gain on prepayment of long term debt	(888)	—	—
Gain from sale of land	(50)
Changes in operating assets and liabilities
Other current and non-current assets	7	260	5
Accounts payable and other liabilities	(95)	920	(240)
Net cash provided by (used) in operating activities	(314)	566	(282)

Cash flows from investing activities
Investment in oil and gas properties	—	(336)	(129)
Fixed asset additions	(52)	(31)	(175)
Cash from sale of land	700	116	—
Repayment of loan from affiliate	—	126	—
Collections of note receivable	38	13
Real estate held for investment	—	—	(650)
Net cash provided by (used) in investing activities	686	(112)	(954)

Cash flows from financing activities
Payment on notes payable	(732)	(281)	(213)
Proceeds from loans	—	—	128
Net cash provided by (used in) financing activities	(732)	(281)	(85)

Net increase (decrease) in cash and cash equivalents	(360)	173	(1,321)
Cash and cash equivalents at beginning of year	473	300	1,621

Cash and cash equivalents at end of year	$113	$473	$300

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable:	$22	$77	$77
Cash paid for principal on notes payable:	$725	$279	$213
Non cash portion of sale of land	$—	$415	$0
Cash paid income taxes	$0	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

New Concept Energy Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Series B		Common		Additional	Accum-
	Preferred stock		Stock		paid in	ulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2013	1	$1	1,947	$20	$58,838	$(51,787)	$7,072
Net Income						(779)	(779)
Balance at December 31, 2014	1	1	1,947	$20	$58,838	(52,566)	6,293
Net Income						(2,622)	(2,622)
Balance at December 31, 2015	1	1	1,947	$20	$58,838	(55,188)	3,671
Net Income						48	48
Balance at December 31, 2016	1	$1	1,947	$20	$58,838	$(55,140)	$3,719

The accompanying notes are an integral part of these consolidated financial statements.

New Concept Energy Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE A – BUSINESS DESCRIPTION AND PRESENTATION

The Company, through its wholly owned subsidiaries Mountaineer State Energy, Inc. and Mountaineer State Operations, LLC, operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia. As of December 31, 2016 the Company has 153 producing oil & gas wells, 31 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

The Company engaged the firm of independent oil and gas engineers Lee Keeling & Associates, Inc. to estimate the net oil and gas reserves.  On the basis of their study, the estimates of future net revenues using a present value discount of 10% were estimated to be $6.3 million at December 31, 2016.

NCE also leases and operates a retirement community in King City Oregon, with a capacity of 114 residents. Our lease provides that should the property be sold the lease maintained by the Company would be terminated. The Company has been notified that the building is under contract to be sold effective March 30, 2017 and our lease will be terminated on that date. These financial statements reflect the operations of the retirement community as a discontinued operation.

In February 2014 the Company acquired 7.4 acres of undeveloped land in Desoto TX. For $624,000. The Company acquired the property for investment purposes. This investment has been included in other assets on the balance sheet. In December 2016 the Company sold the land for $700,000 and recorded a gain of $50,000.

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

Depreciation and amortization expense, which is included in operations, was $352,000, $151,000 and $176,000 for 2016, 2015 and 2014, respectively.

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

The Company recorded depletion of mineral rights of $310,000, $514,000 and $510,000 in 2016, 2015 and 2014 respectively.

Segments

The Company operates two primary business segments; oil and gas operations and retirement facilities.  Segment data is provided in “Note H” to these consolidated financial statements.

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

Revenue recognition and gas imbalances

We use the sales method of accounting for oil and natural gas revenues.  Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers.  Gas imbalances at December 31, 2016 were not significant.  New Concept also follows the sales method of accounting for natural gas production imbalances and would recognize a liability if the existing proved reserves were not adequate to cover an imbalance.

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

Asset Retirement Obligation

The Company records an asset retirement obligation liability on the consolidated balance sheets and capitalizes a portion of the cost in “Oil and natural gas properties” during the period in which the obligation is incurred.  The asset retirement obligation is further described in Note K.

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

NOTE C – RECEIVABLES – PAYABLES – RELATED PARTIES

Prime Income Asset Management, Inc.

Prime Income Asset Management, Inc (“PIAMI”) is a real estate management company that also invests in real estate for its own account. Pillar Income Asset Management, Inc. (“Pillar”) is a real estate management company. Both PIAMI and Pillar are indirectly owned by a private trust. URC Energy, Inc. (“URC”) has been until October 2016 a significant investor in the Company. URC is indirectly owned by a private trust. While the trusts for PIAMI and Pillar and URC are separate they have similar trustees and beneficiaries and therefore the Company has noted PIAMI and Pillar as related parties.

Beginning in 2006 the Company made loans to PIAMI and an affiliate at interest rates higher than the Company believes it could have gotten elsewhere. By the fourth quarter of 2011 the notes were consolidated into a balance due from PIAMI including accrued interest of $10 million. The Company determined that the financial condition of PIAMI had deteriorated and there could be no assurance that the amount owed would or could be collected. The company, in December 2011, recorded a reserve of $10 million (the full balance) for the combined note.

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

NOTE D – NOTES PAYABLE

Notes payable is comprised of the following (in thousands):

	2016	2015

Notes payable from the acquisition of Mountaineer State Energy, Inc.	$—	$1,528
Bank Debt	$392	$514
	$392	$2,042

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

Aggregate annual principal maturities of long-term debt at December 31, 2016 are as follows (in thousands):

2016	91
2017	80
2018	52
2019	50
2020	50
Thereafter	69

$ 392

NOTE E – INCOME TAXES

At December 31, 2016, the Company had net operating loss carry forwards of approximately $9.3 million, which expire between 2016 and 2030.

Forms 1120, U.S, Corporation Income Tax Returns, for the years ending December 31, 2016, 2015, 2014 are subject to examination, by the IRS, generally for three years after they are filed.

The following table presents the principal reasons for the difference between the Company's effective tax rate and the United States statutory income tax rate.

	2016	2015	2014
Earned income tax at statutory rate	$7	$0	$0
Net operating loss utilization	(7)	0	0
Deferred tax asset from NOL carry forwards	3,263	3,270	2,927
Valuation allowance	(3,263)	(3,270)	(2,927)
Reported income tax expense (benefit)	$0	$0	$0

Effective income tax rate	0.00%	0.00%	0.00%

The Company believes that it is more likely than not the benefit of NOL carryforwards will not be realized. Therefore, a valuation allowance on the related deferred tax assets has been recorded.

NOTE F – STOCKHOLDERS’ EQUITY

Outstanding Preferred Stock

Preferred stock consists of the following (amounts in thousands):

	Year Ended
	December 31,
	2016	2015
Series B convertible preferred stock, $10 par value, liquidation value of	1	1
$100, authorized 100 shares, issued and outstanding one share

The Series B preferred stock has a liquidation value of $100 per share. The right to convert expired April 30, 2003.  Dividends at a rate of 6% are payable in cash or preferred shares at the option of the Company.

NOTE G – CONTINGENCIES

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

After remand the parties provided supplemental briefing and the Court of Appeals held additional oral argument on February 17, 2016. On August 30, 2016 the Court of Appeals entered its opinion and judgement which reinstated the trial court’s actual damages award $31.6 million but did not address exemplary damages. The Company filed a Motion for Rehearing and asked for the full panel of the Court of Appeals to address the constitutional question of the Court of Appeals authority to decide fact questions which the record does not reflect were considered by the jury. That Motion is still pending.

Management’s preliminary analysis of these developments suggests the most likely outcome is that the entire case will be sent back to the trial court for a new trial however it is also possible that the claim will result in an unfavorable outcome. Management notes that in connection with the original appeal, the individual defendant deposited alternative security with the court to supersede the judgment which the court determined to have a value in excess of $56 million. Management believes that the maximum exposure would be in an amount significantly less than the amount on deposit. Accordingly, management believes that any adverse outcome is fully secured by that deposit. .

Other

The Company has been named as a defendant in other lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

NOTE H – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

Year ended December 31, 2016	Oil and Gas Operations	Corporate	Total	Discontinued Operations Retirement Facility

Operating revenue	$764	$—	$764	$2,665

Operating expenses	687	352	1,039	1,496
Depreciation, depletion and amortization	494	—	494	168
Lease of Retirement Center			—	997
Impairment of oil and gas properties	—	—	—	—
Total Operating Expenses	1,181	352	1,533	2,661
Interest income	23	—	23
Interest expense	(38)	—	(38)	—
Gain on prepayment of debt	888		888	—
Gain on Sale of Land		50	50
Other income (expense), net		(110)	(110)
Segment operating income (loss)	$456	$(412)	$44	$4
Assets	$6,641	$291	$6,932	$246

Year ended December 31, 2015	Oil and Gas Operations	Corporate	Total	Retirement Facility

Operating revenue	$820	$—	$820	$2,997

Operating expenses	1,183	605	1,788	1,623
Depreciation, depletion and amortization	617	—	617	62
Lease of Retirement Center			—	980
Impairment of oil and gas properties	2,717	—	2,717	—
Total Operating Expenses	4,517	605	5,122	2,665
Interest income	—	12	12
Interest expense	(62)	—	(62)	—
Bad debt recovery		1,430	1,430
Other income (expense), net	—	(32)	(32)	—

Segment operating income (loss)	$(3,759)	$805	$(2,954)	$332
Assets	$7,420	$1,025	$8,445	$430

Year ended December 31, 2014	Oil and Gas Operations	Corporate	Total	Retirement Facility

Operating revenue	$1,489	$—	$1,489	$2,874

Operating expenses	1,233	823	2,056	1,551
Depreciation, depletion and amortization	620	—	620	65
Lease of retirement facility			—	961
Impairment of oil and gas properties	—	—	—	—
Total Operating Expenses	1,853	823	2,676	2,577
Interest income	—	5	5
Interest expense	(91)	—	(91)	—
Other income (expense), net	(19)	216	197
Segment operating income (loss)	$(474)	$(602)	$(1,076)	$297
Assets	$10,621	$1,208	$11,829	$445

 NOTE I - QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2016, 2015 and 2014.  Amounts shown are in thousands except per share amounts.

	First	Second	Third	Fourth
Year ended December 31, 2016	Quarter	Quarter	Quarter	Quarter

Revenue	$219	$170	$190	$185
Operating (expense)	(396)	(233)	(295)	(327)
Corporate general and administrative expense	(166)	(101)	(52)	(33)
Gain on prepayment of debt	—	—	—	888
Gain on sale of land				50
Other income (expense) net	(10)	(7)	(13)	(80)
Net income (loss) from continuing operations	(353)	(171)	(170)	738
Net income (loss) from discontinued operations	57	38	6	(97)
Income (loss) allocable to common shareholders	$(296)	$(133)	$(164)	641
Income (loss) per common share – basic	$(0.15)	$(0.07)	$(0.08)	$0.32

	First	Second	Third	Fourth
Year ended December 31, 2015	Quarter	Quarter	Quarter	Quarter

Revenue	$172	$259	$232	$157
Operating (expense)	(470)	(440)	(527)	(363)
Corporate general and administrative expense	(154)	(155)	(176)	(120)
Impairment of natural gas and oil properties	—	—	—	(2,717)
Recovery of bad debt	738	386	306	—
Other income (expense) net	(34)	(24)	(14)	(10)
Net income (loss) from continuing operations	252	26	(179)	(3,053)
Net income (loss) from discontinued operations	62	84	104	82
Income (loss) allocable to common shareholders	$314	$110	$(75)	$(2,971)
Income (loss) per common share – basic	$0.16	$0.06	$(0.04)	$(1.53)

	First	Second	Third	Fourth
Year ended December 31, 2014	Quarter	Quarter	Quarter	Quarter

Revenue	$344	$485	$410	$250
Operating (expense)	(483)	(425)	(447)	(502)
Corporate general and administrative expense	(192)	(205)	(208)	(218)
Other income (expense) net	202	(54)	(40)	3
Net income (loss) from continuing operations	(129)	(199)	(285)	(463)
Net income (loss) from discontinued operations	89	100	81	27
Income (loss) allocable to common shareholders	$(40)	$(99)	$(204)	$(436)
Income (loss) per common share – basic	$(0.02)	$(0.05)	$(0.10)	$(0.23)

NOTE J - SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

The Company’s net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:

	2016
	Gas	Oil
	(MMCF)	(MBBLS)
Proved developed and undeveloped reserves -
January 1, 2016	2,604	58
Purchase of oil and natural gas properties in place	0	0
Discoveries and exclusions	0	0
Revisions	615	91
Sales of oil and gas properties in place	0	0
Production	0	0
December 31, 2016	3,219	149

Proved developed at beginning of year	504	59

Proved developed reserves at end of year	1,051	81

	2015
	Gas	Oil
	(MMCF)	(MBBLS)
Proved developed and undeveloped reserves -
January 1, 2015	2,866	139
Purchase of oil and natural gas properties in place	0	0
Discoveries and exclusions	0	0
Revisions	(94)	(69)
Sales of oil and gas properties in place	0	0
Production	(168)	(12)
December 31, 2015	2,604	58

Proved developed at beginning of year	698	70

Proved developed reserves at end of year	504	59

39

	2016	2015

Oil and gas sales	$764	$820
Operating expenses	(703)	(1,183)
Depreciation, depletion and amortization	(494)	(617)
Impairment of oil & gas properties	—	(2,717)

Results of operations	$(398)	$(3,697)

The following table reflects the standardized measure of future net cash flows related to our proved reserves

	2016	2015

Future oil and gas cash inflows	$19,368	$14,326
Future oil & gas operating expenses	(4,605)	(2,554)
Future development costs	(2,982)	(1,982)
Future tax expense	(1,308)	(998)
Future net cash flows	$10,473	$8,792
10% discount to reflect timing of cash flows	(4,150)	(2,878)

	$6,323	$5,914

The following table presents the changes in our total proved undeveloped reserves.

	Gas	Oil
	(MMCF)	(MBBLS)
Proved undeveloped reserves as of December 31, 2014	2,168	68
Revaluation of undeveloped reserves	—	(68)
Conversion to proved developed reserves		—

Proved undeveloped reserves as of December 31, 2015	2,168	0

Conversion to proved developed reserves
Revaluation of undeveloped reserves		68

Proved undeveloped reserves as of December 31, 2016	2,168	68

The following table reflects the capitalized costs relating to oil and gas producing activities.

	2016		2015
Property acquisition costs:
Proved properties	$		$9,116
Unproved properties		-	-
Accumulated depreciation, depletion and amortization
and valuation allowance			(3,202)

Net capitalized costs	$		$5,914

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities.

	2016		2015
Property acquisition costs:
Proved properties		$-	$-
Unproved properties		-	-
Exploration costs		-	-
Development costs			206

Total cost incurred	$		$206

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

NOTE K – ASSET RETIREMENT OBLIGATION

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

	2016	2015
Asset retirement obligation, January 1	$2,770	$2,770
Acquisition of oil and gas properties	—	—
Revisions in the estimated cash flows	—	—
Liability incurred upon acquiring and drilling wells	—	—
Liability settled upon plugging and abandoning wells	—	—
Accretion of discounnt expense	—	—
Asset retirement obligation, December 31	$2,770	$2,770

NOTE L –SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 31, 2017, the date the financial statements were available to be issued, and has determined that there are none to be reported.

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

NEW CONCEPT ENERGY, INC.

March 30, 2017	by: /s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene S. Bertcher Gene S. Bertcher	Chairman, President, Principal Executive Officer, Chief Financial Officer and Director	March 30, 2017
/s/ Raymond D Roberts Raymond D Roberts	Director	March 30, 2017
/s/ James Huffstickler James Huffstickler	Director	March 30, 2017
/s/ Dan Locklear Dan Locklear	Director	March 30, 2017
/s/ Victor L. Lund Victor L. Lund	Director	March 30, 2017

