Form 10-Q
period 2017-03-31
New Concept Energy, Inc.
filed 2017-05-15
CIK 105744

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,935 shares
(Class)	(Outstanding at May 12, 2017)

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended March 31, 2017

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2017	December 31, 2016
Assets

Current assets
Cash and cash equivalents	$520	$113
Accounts receivable from oil and gas sales	122	119
Other current assets	73	206
Total current assets	715	438

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	5,551	5,608

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	703	706
Other	—	25
Total property and equipment	703	731

Other assets	322	401

Total assets	$7,291	$7,178

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(amounts in thousands, except share amounts)

	March 31, 2017	December 31, 2016

Liabilities and stockholders' equity

Current liabilities
Accounts payable - (including $463 and $160 due to related parties in 2017 and 2016)	$526	$238
Accrued expenses	53	59
Current portion of long term debt	89	96
Total current liabilities	668	393

Long-term debt
Notes payable less current portion	293	296
Asset retirement obligation	2,770	2,770
Total liabilities	3,731	3,459

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at March 31, 2017 and December 31, 2016	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(55,299)	(55,140)

Total shareholders' equity	3,560	3,719

Total liabilities & equity	$7,291	$7,178

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended March 31,
	2017	2016
Revenue
Oil and gas operations, net of royalties	$195	$219
Total Revenues	195	219

Operating expenses
Oil and gas operations	256	396
Corporate general and administrative	100	167
Total Operating Expenses	356	563
Operating earnings (loss)	(161)	(344)

Other income (expense)
Interest income	4	6
Interest expense	(7)	(11)
Other income (expense), net	(8)	(2)
Expense	(11)	(7)

Earns (loss) form continuing operations	(172)	(351)

Earnings from discontinued operations	13	55

Net income (loss) applicable to common shares	$(159)	$(296)

Net (loss) per common share from continuing operations	$(0.09)	$(0.18)

Net income per common share from discontinued operations	$0.01	$0.03

Net income (loss) per common share-basic and diluted	$(0.08)	$(0.15)

Weighted average common and equivalent shares outstanding - basic	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Three Months Ended
	March 31,
	2017	2016

Cash flows from operating activities
Net income (loss)	$(159)	$(296)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	148	186
Write-off of retirement center assets	24	—
Changes in operating assets and liabilities
Other current and non-current assets	134	11
Accounts payable and other liabilities	282	208
Net cash provided by (used) in operating activities	429	109

Cash flows from investing activities
Investment in undeveloped land	(10)	—
Fixed asset additions	(2)	(8)
Net cash provided by (used in) investing activities	(12)	(8)

Cash flows from financing activities
Payment on notes payable	(10)	(27)
Net cash provided by (used in) financing activities	(10)	(27)

Net increase (decrease) in cash and cash equivalents	407	74
Cash and cash equivalents at beginning of year	113	473

Cash and cash equivalents at end of year	$520	$547

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable	$7	$11

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2016.  Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2017.

NOTE B: NATURE OF OPERATIONS

The Company operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia through its wholly owned subsidiaries Mountaineer State Energy, LLC and Mountaineer State Operations, LLC.

Until March 30, 2017 the Company leased and operated a retirement center in King City, Oregon with a capacity of 114 residents. The terms of the lease agreement provided that if the facility was sold to a third party the lease would be terminated. On March 30, 2017 the owners of the facility sold the facility. The operations of the retirement facility have be reflected a discontinued operations.

NOTE C: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We consider accounting policies related to our estimates of depreciation amortization and depletion, segments, oil and gas properties, oil and gas reserves, gas gathering assets, office and field equipment, revenue recognition and gas imbalances, leases, revenue recognition for real estate operations, impairment, and sales of real estate as significant accounting policies.  The policies include significant estimates made by management using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used.  These policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

NOTE F: CONTINGENCIES

Carlton Energy Group, LLC

In December 2006, Carlton Energy Group, LLC (“Carlton”) instituted litigation against an individual, Eurenergy Resources Corporation (“Eurenergy”) and several other entities including New Concept Energy, Inc., which was then known as CabelTel International Corporation (the “Company”) alleging tortuous conduct, breach of contract and other matters and as to the Company that it was the alter ego of Eurenergy. The trial judge ruled that the Company was not the alter-ego of Eurenergy however that decision was subsequently reversed by the Court of Appeals. The matter was then appealed to the Texas Supreme Court who determined that the damages had been miscalculated and sent the matter back to the Court of Appeals to determine what the acutual damages should be. At this point the damages according to the courts appear to be in the range of $32 million dollars. We anticipate that the matter will be sent back to the Texas Supreme Court.

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

For a discussion of this legal matter see Item: 3 of the Company’s Form 10-K for December 31, 2016.

Other

The Company has been named as a defendant in other lawsuits in the ordinary course of business.  Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

NOTE H:  NEWLY ISSUED ACCOUNTING STANDARDS

In February 2016, Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases was issued. This new guidance establishes a new model for accounting for leases and provides for enhanced disclosures. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this guidance, if any, on its financial position and results of operations.

NOTE I:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 12, 2017, the date the financial statements were available to be issued, and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At March 31, 2017, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At March 31, 2017, the Company had current assets of $715,000 and current liabilities of $688,000.

Cash and cash equivalents at March 31, 2017 were $520,000 as compared to $113,000 at December 31, 2016.

Net cash provided by operating activities was $429,000 for the three months ended March 31, 2017.  During the three-month period, the Company had net loss of $159,000.

Net cash used in investing activities was $12,000 for the three months ended March 31, 2017, consisting of the purchase of land and equipment at the Company’s oil and gas operations.

Net cash used in financing activities was $10,000 for the three months ended March 31, 2017, consisting of the repayments of loans to a bank.

Results of Operations

Comparison of the three months ended March 31, 2017 to the same period in 2016

The Company reported a net loss of $159,000 for three months ended March 31, 2017, as compared to net loss of $296,000 for the similar period in 2016.

For the three months ended March 31, 2017, the Company recorded oil and gas revenues of $195,000 as compared to $219,000 for the comparable period of 2016. The decrease in oil & gas revenue for the three months ended March 31, 2017 was principally due to the production and price the Company received for oil.

For the three months ended March 31, 2017, the Company recorded oil and gas operating expenses of $256,000 as compared to $396,000 for the comparable period of 2016.The decrease was due to a specific effort by management to reduce operation costs. The decrease represents a $28,000 reduction in payroll costs and a reduction in general operating expenses of $38,000.

For the three months ended March 31, 2017, operating expenses at the retirement property were $348,000, as compared to $394,000 for the comparable period in 2016. The decreases were due to a reduction in general operating expenses and depletion.

For the three months ended March 31, 2017, corporate general & administrative expenses were $100,000 as compared to $169,000 for the comparable periods in 2016.  The decrease was due to a decrease in payroll expenses of $23,000 as well as other administrative costs.

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

The Company recorded revenues of $677,000 for the three months ended March 31, 2016 from its retirement property compared to $717,000 for the comparable period in 2015. The decrease is due to reduced occupancy at the facility.

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

New Concept Energy, Inc.

Date: May 15, 2017	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer

