Form 10-Q
period 2017-06-30
New Concept Energy, Inc.
filed 2017-08-14
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2017

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

Yes: ☒ No: ☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,934 shares
(Class)	(Outstanding at August 14, 2017)

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended June 30, 2017

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	June 30, 2017	December 31, 2016

Assets

Current assets
Cash and cash equivalents	$433	$113
Accounts receivable from oil and gas sales	143	119
Other current assets	87	206
Total current assets	663	438

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	5,489	5,608

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	689	706
Other	—	25
Total property and equipment	689	731

Other assets (including $124 due from related parties in 2015)	298	401

Total assets	$7,139	$7,178

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except share amounts)

	June 30, 2017	December 31, 2016

Liabilities and stockholders' equity

Current liabilities
Accounts payable (includes $540 and $160 due to related parties in 2017 & 2016)	$555	$238
Accrued expenses	26	59
Current portion of long term debt	87	96
Total current liabilities	668	393

Long-term debt
Notes payable less current portion	276	296
Asset retirement obligation	2,770	2,770
Total liabilities	3,714	3,459

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,935 shares
at June 30, 2017 and December 31, 2016	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(55,434)	(55,140)

	3,425	3,719

Total liabilities & equity	$7,139	$7,178

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2017	2016	2017	2016
Revenue
Oil and gas operations, net of royalties	$243	$170	$438	$389
Total Revenue	243	170	438	389

Operating expenses
Oil and gas operations	256	233	512	629
Corporate general and administrative	122	101	222	267
Total Operating Expenses	378	334	734	896
Operating earnings (loss)	(135)	(164)	(296)	(507)

Other income (expense)
Interest income	11	5	15	11
Interest expense	(6)	(7)	(13)	(18)
Other income (expense)	6	(5)	(2)	(10)
	11	(7)	0	(17)

Loss from continuing operations	(124)	(171)	(296)	(524)

Earnings (loss) from discontinued operations	(11)	38	2	95

Net income (loss) applicable to common shares	$(135)	$(133)	$(294)	$(429)

Net income (loss) per common share-basic and diluted	$(0.07)	$(0.07)	$(0.15)	$(0.22)

Weighted average common and equivalent shares outstanding - basic	1,947	1,947	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Six Months Ended
	June 30,
	2017	2016

Cash flows from operating activities
Net income (loss)	$(294)	$(429)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	227	294
Write-off of retirement center assets	24	—
Changes in operating assets and liabilities
Other current and non-current assets	123	(13)
Accounts payable and other liabilities	284	207
Net cash provided by (used) in operating activities	364	59

Cash flows from investing activities
Investment in undeveloped land	(10)	—
Fixed asset additions	(2)	(23)

Net cash provided by (used in) investing activities	(12)	(23)

Cash flows from financing activities

Payment on notes payable	(32)	(35)
Net cash provided by (used in) financing activities	(32)	(35)

Net increase (decrease) in cash and cash equivalents	320	1
Cash and cash equivalents at beginning of year	113	473

Cash and cash equivalents at end of year	$433	$474

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable	$13	$18
Cash paid for principal on notes payable	$32	$40

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2016.  Operating results for the six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2017.

NOTE B: NATURE OF OPERATIONS

The Company operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia through its wholly owned subsidiaries Mountaineer State Energy, LLC and Mountaineer State Operations, LLC.

Until March 30, 2017 the Company leased and operated a retirement center in King City, Oregon with a capacity of 114 residents. The terms of the lease agreement provided that if the facility was sold to a third party the lease would be terminated. On March 30, 2017 the owners of the facility sold the facility. The operations of the retirement center have been reflected as a discontinued operation.

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

During the past few years the exploration, development and production of natural gas has resulted in an oversupply of natural gas which has resulted in a substantial reduction in the market price. Management of the Company believes that this oversupply will last for some time and does not anticipate an increase in the price we can receive in the market place. In April 2012 the Company entered into an agreement to fix the price it receives for the sale of its gas. For the five years ended April 2017 the Company received $4.53 per MCF. For the month period June thru August the Company will receive $3.77 per MCF.

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

During August 2017, the parties to the litigation reached an arrangement, the final terms of which will not be determined until the outcome of the appeal of the litigation and are also subject to Bankruptcy Court Approval. Under the terms of the arrangement, Management believes that the Company will have no financial responsibility nor any potential unfavorable outcome, which could materially adversely affect the Company.

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

NOTE G:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2017, the date the financial statements were available to be issued, and has determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At June 30, 2017 the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At June 30, 2017, the Company had current assets of $663,000 and current liabilities of $668,000.

Cash and cash equivalents at June 30, 2017 were $433,000 as compared to $113,000 at December 31, 2016.

Net cash provided from operating activities was $364,000 for the six months ended June 30, 2017.  During the six-month period, the Company had a net loss of $294,000.

Net cash used in investing activities was $12,000 for the six months ended June 30, 2017. This represents land and fixed assets acquired to support the Company’s oil & gas operation

Net cash used in financing activities was $32,000 for the six months ended June 30, 2017, consisting of the repayment of bank loans.

 Results of Operations

The following discussion is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 as included in Part 1, Item 1: Financial statements of this report.

Comparison of the three months ended June 30, 2017 to the same period ended 2016

The Company reported a net loss of $135,000 for the three months ended June 2017, as compared to a net loss of $133,000 for the similar period in 2016.

For the three months ended June 30, 2017, the Company recorded oil and gas revenues, net of royalty expenses of $243,000 as compared to $170,000 for the comparable period of 2016. The increase in oil and gas revenue was principally due to an increase production in 2017 as compared to 2016.

For the three months ended June 30, 2017, the Company recorded oil and gas operating expenses of $256,000 as compared to $233,000 for the comparable period of 2016. The decrease was due to a decrease in overall operating expenses as the Company has actively been reducing costs to compensate for the reduction in revenue.

For the three months ended June 30, 2017, corporate general & administrative expenses were $122,000 as compared to $101,000 for the comparable periods in 2016. The decrease is primarily due to a reduction in wages and overall operating expenses.

Comparison of the six months ended June 30, 2017 to the same period ended 2016

The Company reported a net loss of $294,000 for the three months ended June 2017, as compared to a net income of $429,000 for the similar period in 2016.

For the six months ended June 30, 2017, the Company recorded oil and gas revenues, net of royalty expenses of $438,000 as compared to $389,000 for the comparable period of 2016. The increase in oil and gas revenue was principally due to an increase production in 2017 as compared to 2016.

For the six months ended June 30, 2017, the Company recorded oil and gas operating expenses of $512,000 as compared to $629,000 for the comparable period of 2016. The decrease was due to a decrease in overall operating expenses as the Company has actively been reducing costs to compensate for the reduction in revenue.

For the six months ended June 30, 2017, corporate general & administrative expenses were $222,000 as compared to $267,000 for the comparable periods in 2016. The decrease is primarily due to a reduction in wages and overall operating expenses.

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

New Concept Energy, Inc.

Date: August 14, 2017	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer

