Form 10-Q
period 2017-09-30
New Concept Energy, Inc.
filed 2017-11-14
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,946,934 shares
(Class)	(Outstanding at November 14, 2017)

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended September 30, 2017

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	September 30, 2017	December 31, 2016

Assets

Current assets
Cash and cash equivalents	$427	$113
Accounts receivable from oil and gas sales	129	119
Other current assets	61	206
Total current assets	617	438

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	5,428	5,608

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	675	706
Other	—	25
Total property and equipment	675	731

Other assets	308	401

Total assets	$7,028	$7,178

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except share amounts)

	September 30, 2017	December 31, 2016

Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade (including $513 and $160 at 2017 and 2016 due to related parties)	$525	$238
Accrued expenses	67	59
Current portion of long term debt	85	96
Total current liabilities	677	393

Long-term debt
Notes payable less current portion	259	296
Asset retirement obligation	2,770	2,770
Total liabilities	3,706	3,459

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 1,946,934 shares
at September 30, 2017 and December 31, 2016	20	20
Additional paid-in capital	58,838	58,838
Accumulated deficit	(55,537)	(55,140)
	3,322	3,719

Total liabilities & equity	$7,028	$7,178

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2017	2016	2017	2016
Revenue
Oil and gas operations, net of royalties	$194	$190	$632	$579
Total Revenue	194	190	632	579

Operating expenses
Oil and gas operations	254	295	766	924
Corporate general and administrative	95	52	317	319
	349	347	1,083	1,243
Operating earnings (loss)	(155)	(157)	(451)	(664)

Other income (expense)
Interest income	5	6	20	17
Interest expense	(6)	(8)	(19)	(26)
Other income (expense), net	66	(11)	51	(21)
Other income (expense)	65	(13)	52	(30)

Loss from continuing operations	$(90)	$(170)	$(399)	$(694)

Earnings (loss) from discontinued operations	(11)	6	2	101

Net loss applicaable to common shares	(101)	(164)	(397)	(593)

Net income (loss) per common share-basic and diluted	$(0.05)	$(0.08)	$(0.20)	$(0.30)

Weighted average common and equivalent shares outstanding	1,947	1,947	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Nine Months Ended
	September 30,
	2017	2016

Cash flows from operating activities
Net income (loss)	$(397)	$(593)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	303	393
Write-off of assets from discontinued operations	24	—
Changes in operating assets and liabilities
Other current and non-current assets	153	(20)
Accounts payable and other liabilities	295	361
Net cash provided by (used) in operating activities	378	141

Cash flows from investing activities
Investment in undeveloped land	(10)	—
Fixed asset additions	(2)	(45)
Cash portion from the sale of land	—	—
Repayment of loan from affiliate	—	—
Net cash provided by (used in) investing activities	(12)	(45)

Cash flows from financing activities
Payment on notes payable	(52)	(39)
Net cash provided by (used in) financing activities	(52)	(39)

Net increase (decrease) in cash and cash equivalents	314	57
Cash and cash equivalents at beginning of year	113	473

Cash and cash equivalents at end of year	$427	$530

Supplemental disclosures of cash flow information:
Cash paid for interest on notes payable	$19	$13
Cash paid for principal on notes payable	$71	$66

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2016.  Operating results for the nine month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2017.

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

During the past few years the exploration, development and production of natural gas has resulted in an oversupply of natural gas which has resulted in a substantial reduction in the market price. Management of the Company believes that this oversupply will last for some time and does not anticipate an increase in the price we can receive in the market place. In April 2012 the Company entered into an agreement to fix the price it receives for the sale of its gas. For the five years ended April 2017 the Company received $4.53 per MCF. For the month period June thru August the Company received $3.77 per MCF and for the period September 1, 2017 through December 31, 2017 the Company is receiving $3.40 per MCF.

NOTE E: CONTINGENCIES

Carlton Litigation

Since December 2006, Carlton Energy Group, LLC (“Carlton”), an individual, Eurenergy Resources Corporation (“Eurenergy”) and several other entities, including New Concept Energy, Inc., which was then known as CabelTel International Corporation (the “Company”), have been involved in contentious litigation alleging tortuous conduct, breach of contract and other matters and, as to the Company, that it was the alter ego of Eurenergy. The Carlton claims were based upon an alleged tortuous interference with a contract by the individual and Eurenergy related to the right to explore a coal bed methane concession in Bulgaria which had never (and has not to this day) produced any hydrocarbons. At no time during the pendency of this project or since did the Company or any of its officers or directors have any interest whatsoever in the success or failure of the so-called “Bulgaria Project.” However, in the litigation Carlton alleged that the Company was the alter ego of certain of the other defendants, including Eurenergy.

Following a jury trial in 2009, the Trial Court (295th District Court of Harris County, Texas) cross appeals were filed by Carlton, the individual and Eurenergy to the Court of Appeals for the First District of Texas (the “Court of Appeals”), which, in February 2012, rendered an opinion. The Company and the other defendants filed a Petition for Review of the Court of Appeals’ Opinion with the Supreme Court of the State of Texas. On May 8, 2015, the Supreme Court of Texas affirmed, in part, and reversed, in part, the Court of Appeals’ judgment, remanding the case to the Court of Appeals for further proceedings. On remand, the Court of Appeals reinstated a verdict on damages in the amount of $31.16 million against the individual and Eurenergy.

During August 2017, the parties to the litigation reached an arrangement, the final terms of which will not be determined until the outcome of another appeal to the Supreme Court. Under the terms of the arrangement, the Company should have no financial responsibility, nor should any potential final outcome materially adversely affect the Company, in management’s opinion.

Other

The Company has been named as a defendant in other lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operation or cash flows of the Company.

NOTE F:  NEWLY ISSUED ACCOUNTING STANDARDS

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted.  We do not believe that any such guidance will have a material effect on our financial position or results or operation.

NOTE G:  SUBSEQUENT EVENTS

During the fourth quarter the Company, in a private placement, sold 90,000 newly issued shares for $1.80 per share. The proceeds were used for general working capital purposes.

The Company has evaluated subsequent events through November 14, 2017, the date the financial statements were available to be issued, and has determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At September 30, 2017 the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At September 30, 2017, the Company had current assets of $617,000 and current liabilities of $677,000.

Cash and cash equivalents at September 30, 2017 were $427,000 as compared to $113,000 at December 31, 2016.

Net cash provided from operating activities was $378,000 for the nine months ended September 30, 2017.  During the nine-month period, the Company had a net loss of $397,000.

Net cash used in investing activities was $12,000 for the nine months ended September 30, 2017. This represents land and fixed assets acquired to support the Company’s oil & gas operation

Net cash used in financing activities was $52,000 for the nine months ended September 30, 2017, consisting of the repayment of bank loans.

 Results of Operations

The following discussion is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 as included in Part 1, Item 1: Financial statements of this report.

Comparison of the three months ended September 30, 2017 to the same period ended 2016

The Company reported a net loss of $101,000 for the three months ended September 2017, as compared to a net loss of $170,000 for the similar period in 2016.

For the three months ended September 30, 2017, the Company recorded oil and gas revenues, net of royalty expenses of $194,000 as compared to $190,000 for the comparable period of 2016.

For the three months ended September 30, 2017, the Company recorded oil and gas operating expenses of $254,000 as compared to $295,000 for the comparable period of 2016. The decrease was principally due to a reduction of depletion expenses.

For the three months ended September 30, 2017, corporate general & administrative expenses were $95,000 as compared to $52,000 for the comparable periods in 2016. The increase was due to overall operating expenses during the quarter.

For the three months ended September 30, 2017 other income was $66,000 as compared to an expense of $11,000 for the comparable period of 2016. The most significant item is in August 2017 the Company received a payment of $64,000 for a receivable it had written of a number of years ago.

Comparison of the nine months ended September 30, 2017 to the same period ended 2016

The Company reported a net loss of $397,000 for the nine months ended September 2017, as compared to a net loss of $694,000 for the similar period in 2016.

For the nine months ended September 30, 2017, the Company recorded oil and gas revenues, net of royalty expenses of $632,000 as compared to $579,000 for the comparable period of 2016. The increase in oil and gas revenue was principally due to an increase production in 2017 as compared to 2016.

For the nine months ended September 30, 2017, the Company recorded oil and gas operating expenses of $766,000 as compared to $924,000 for the comparable period of 2016. The decrease was due to a decrease in depletion expense and in overall operating expenses as the Company has actively been reducing costs.

For the nine months ended September 30, 2017, corporate general & administrative expenses were $317,000 as compared to $319,000 for the comparable periods in 2016.

For the nine months ended September 30, 2017 other income was $51,000 as compared to an expense of $21,000 for the comparable period of 2016. The most significant item is in August 2017 the Company received a payment of $64,000 for a receivable it had written of a number of years ago.

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

New Concept Energy, Inc.

Date: November 14, 2017	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer

