Form 10-K
period 2017-12-31
New Concept Energy, Inc.
filed 2018-04-19
CIK 105744

______________________________________________________________________________________________

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2017

  OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM             TO

  Commission File Number 000-08187

NEW CONCEPT ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	75-2399477
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)
1603 LBJ Freeway, Suite 300 Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number including area code	(972) 407-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	NYSE AMERICAN

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

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the NYSE AMERICAN as of June 30, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $2,706,000 based upon a total of 1,946,935 shares held as of June 30, 2017 by persons believed to be non-affiliates of the Registrant.  The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of April 16, 2018 there were 2,036,935 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

1

NEW CONCEPT ENERGY, INC.

Index to Annual Report on Form 10-K

Fiscal year ended December 31, 2017

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

As of December 31, 2017 the Company has 153 producing wells, 31 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

Retirement Community

The Company leased and operated Pacific Pointe Retirement Inn (“Pacific Pointe”) in King City, Oregon for several years.  Pacific Pointe, a retirement center, that has a capacity of 114 residents and provides community living with basic services such as meals, housekeeping, laundry, 24/7 staffing, transportation and social and recreational activities.

The lease provided that should the property be sold the lease maintained by the Company would be terminated. The third party owner sold the building effective March 30, 2017 and our lease was terminated on that date. These financial statements reflect the operations of the retirement community as a discontinued operation.

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

Employees

At December 31, 2017, the Company employed the services of 6 people with the remainder of the work contracted to third parties. The Company believes it maintains good relationships with its employees.  None of the Company’s employees are represented by a collective bargaining group.

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

 According to our independent reserve engineering firm, Lee Keeling & Associates, Inc. as of December 31, 2017, our Proved Reserves in Ohio and West Virginia were approximately 830,000 Mcf of natural gas and 69,000 Bbls of oil.  In addition the Company has probable and possible reserves of 1,367,000 Mcf of natural gas. As of December 31, 2017, the related PV-10 of our total Reserves was approximately $2.7 million from Ohio & West Virginia.

Additional Oil and Gas Information

Production

2017 – 178,000 Mcf of natural gas and 5,100 Bbls of oil

2016 – 155,000 Mcf of natural gas and 4,200 Bbls of oil

2015 – 161,000 Mcf of natural gas and 6,100 Bbls of oil

Average sales price per unit

2017 - $3.81 per Mcf and $46.96 per Bbls

2016 - $4.23 per Mcf and $41.58 per Bbls

2015 - $4.23 per Mcf and $44.87 per Bbls

Productive wells

2017 – 153

2016 – 153

2015 – 153

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

In connection with the acquisition, the Company formulated a development plan to rework existing wells, to improve production using modern technology, and to follow up with the drilling of new wells. The Company’s plan is to use the current knowledge of the area and new technologies available to both rework its existing wells and drill new wells.

The decision as to whether to rework existing wells or and or drill new wells is based upon a number of factors including available financing and the market price for both oil and gas. During the last several years the Company has suspended expansion activity for its existing acreage until the price for both oil and gas stabilizes. The Company has evaluated its possible and probable reserves and intends to drill what it anticipate to be four wells during 2018 and 2019 as an anticipated cost of $370,000 per well.

Oil & Gas Reserves

The following table presents our estimated Oil & Gas Reserves as of December 31, 2017.  These estimates correspond with the method used in presenting the “Supplemental Information on Oil and Gas Operations” in Note J to our consolidated financial statements included in this report.

	Gas	Oil
	(MMCF)	(MBBLS)
Oil & Gas Reserves
U.S. Onshore
Developed Producing	805	51
Developed Non-Producing	25	18
Total Proved Reserves	830	69
Probable	1025	—
Possible	342	—
Total Oil & Gas Reserves	2,197	69

The following table presents the changes in our total proved undeveloped reserves

	Gas	Oil
	(MMCF)	(MBBLS)
Proved undeveloped reserves as of December 31, 2015	2,168	68
Revaluation of undeveloped reserves	—	—
Conversion to proved developed reserves	—	—

Proved undeveloped reserves as of December 31, 2016	2,168	68
Revaluation of undeveloped reserves	(801)	(68)
Conversion to probable developed reserves	(1,025)	—
Conversion to possible developed reserves	(342)	—

Proved undeveloped reserves as of December 31, 2017	—	—

Well Statistics

The following table sets forth our wells (all natural gas) as of December 31, 2017.

	Wells
	Gross (1)	Net (2)
U.S. Onshore
Producing	153	148
Non-Producing	31	31
Total wells	184	179

(1)  Gross wells are the sum of all wells in which we own an interest.

(2)  Net wells are gross wells multiplied by our fractional working interests on the well.

Acreage Statistics

The following table sets forth our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2017.

	Acres
	Gross (1)	Net (2)
U. S Onshore
Developed	19,375	19,375
Undeveloped	—	—
Total Acreage	19,375	19,375

(1) Gross acres are the sum of all acres in which we own an interest.

(2) Net acres are gross acres multiplied by our fractional working interests on the acreage.

(3) Probable Reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves are as likely as not to be recovered.

(4) Possible reserves are those additional reserves that are less certain to be recovered than probable reserves

Item 3.  Legal Proceedings

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

During August 2017, the parties to the litigation reached an arrangement, the final terms of which will not be determined until the outcome of another appeal to the Supreme Court. Under the terms of the arrangement, the Company should have no financial responsibility to Carlton, nor should any potential final outcome materially adversely affect the Company, in management’s opinion.

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

Item 4.  Mine Safety Disclosures

Not Applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common stock of the Company is listed and traded on the NYSE AMERICAN using the symbol “GBR”.  The following table sets forth the high and low sales prices as reported in the reporting system of the NYSE AMERICAN and other published financial sources

	2017		2016
	High	Low	High	Low
First Quarter	$2.70	$1.02	$1.27	$0.62
Second Quarter	$2.10	$1.32	$4.15	$0.75
Third Quarter	$1.54	$1.23	$5.70	$1.74
Fourth Quarter	$1.74	$1.20	$3.07	$1.50

On March 31, 2018 the closing price of the Company’s Common Stock was $1.32 per share.  According to the Transfer Agent’s records, at March 31, 2018 the Company’s Common Stock was held by approximately 2,545 holders of record.

Dividends

The Company paid no dividends on its Common Stock in 2017 or 2016.  The Company has not paid cash dividends on its Common stock during at least the last ten fiscal years and it has been the policy of the Board of Directors of the Company to retain all earnings to pay down debt and finance future expansion and development of its businesses.  The payment of dividends, if any, will be determined by the Board of Directors in the future in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Purchases of Equity Securities

The Board of Directors has not authorized the repurchase of any shares of its Common Stock under any share repurchase program, except when stockholders owning less than one round lot (100 shares) so request, the Company will purchase shares at market closing on the last trading day prior to receipt of the certificate(s).  The Company repurchased no shares during 2017

Item 6.  Selected Financial Data

The selected consolidated financial data presented below are derived from the Company’s audited financial statements.

	Year Ended December 31,
	2017	2016	2015
	(amounts in thousands, except per share data)

Operating Revenue	$791	$764	$820
Operating expenses	4,061	1,533	5,122
Operating Profit (loss)	(3,270)	(769)	4,302

Earnings (loss) from continuing operations	(3,241)	44	(2,954)
Earnings (loss) from discontinued operations	(5)	4	332
NET EARNINGS (LOSS)	$(3,246)	$48	$(2,622)

Net earnings per share	$(1.59)	$0.02	$(1.35)

Basic weighted average common share	2,037	1,947	1,947

Balance Sheet Data
Total Assets	$4,205	$7,178	$8,875
Long-term debt	248	296	1,211
Asset Retirement obligation	2,770	2,770	2,770
Total liabilities	3,569	3,459	5,204
Total stockholders equity	$636	$3,719	$3,671

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

As of December 31, 2017 the Company has 153 producing gas wells, 31 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

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

The full cost method requires the Company to calculate quarterly, by cost center, a “ceiling,” or limitation on the amount of properties that can be capitalized on the balance sheet.  To the extent capitalized costs of oil and natural gas properties, less accumulated depletion and related deferred taxes exceed the sum of the discounted future net revenues of proved oil and natural gas reserves, the lower of cost or estimated fair value of unproved properties subject to amortization, the cost of properties not being amortized, and the related tax amounts, such excess capitalized costs are charged to expense.  Beginning December 31, 2009, full cost companies use the unweighted arithmetic average first day of the month price for oil and natural gas for the 12-month period preceding the calculation date to calculate the future net revenues of reserves.

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

Oil and Gas Reserves

Our oil and gas reserves are estimated by independent petroleum engineers.  Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof, including evaluations and extrapolations of well flow rates and reservoir pressure.  Estimates by different engineers often vary, sometimes significantly.  In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates.  Because reserves are required to be estimated using prices at the date of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices.

Depreciation, depletion and amortization (“DD&A”) of producing properties is computed on the unit-of-production method based on estimated oil and gas reserves.  While total DD&A expense for the life of a property is limited to the property’s total cost, reserve revisions result in a change in timing of when DD&A expense is recognized.  Downward revisions of reserves result in an acceleration of DD&A expense, while upward revisions tend to lower the rate of DD&A expense recognition.

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission.  Such assumptions include using average annual oil and gas prices and year-end costs for estimated future development and production expenditures.  Discounted future net cash flows are calculated using a 10% rate.  Changes in any of these assumptions could have a significant impact on the standardized measure.  Accordingly, the standardized measure does not represent management’s estimated current market value of reserves.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At December 31, 2017, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At December 31, 2017, the Company had current assets of $522,000 and current liabilities of $556,000.

Cash and cash equivalents totaled $419,000 at December 31, 2017 and $113,000 at December 31, 2016.  New Concept’s principal sources of cash are property operations, sales of oil and gas, and proceeds from sales of assets.

Net cash provided (used) by continuing operating activities was $202,000 in 2017, ($314,000) in 2016 and $566,000 in 2015.

Net cash provided (used) in investing activities was $14,000 in 2017, $686,000 in 2016 and ($112,000) in 2015.

Net cash provided (used) in financing activities was $90,000 in 2017, ($732,000) in 2016 and ($281,000) in 2015.

Results of Operations

Fiscal 2017 as compared to 2016

Revenues: Total revenues from the oil & gas operation was $791,000 in 2017 and $764,000 in 2016.  Net revenue for our oil and gas operation increased by $27,000 in 2017 as compared to 2016. Included in 2016 revenue is a onetime fee of $30,000. The increase in revenue in 2017 was principally due to an increase in the quantity of oil and gas produced.

Operating Expenses: Operating expenses for continuing oil & gas operations was $1,027,000 in 2017 and $1,181,000 in 2016. This decrease of $154,000 was principally due to a reduction of depreciation and depletion expense of $174,000. The remaining increase was the result of an overall reduction in operating expenses

In 2017 pursuant to the requirements of the “full cost ceiling test” for oil & gas companies we recorded a non-cash charge to operations of $ $2.6 million to write down its investment in Ohio and West Virginia. This charge to earnings was caused by a revaluation of the Company’s non- producing oil and gas reserves.

Corporate Expenses were $408,000 in 2017 and $352,000 in 2016. The increase is due to an overall increase in operating expenses.

Interest Expense: Interest Expense was $24,000 in 2017 as compared to $38,000 in 2016. The decrease was due to a reduction in the long term debt.

  Gain on Prepayment of Debt: In 2016 the Company settled a long term debt that was generated from the purchase of the oil and gas operation in 2008. The settlement resulted in a gain of $888,000.

Other Income & (Expense): Other income & (expense) was $28,000 for 2017 as compared to ($110,000) in 2016. In 2017 the most significant item was the receipt of $64,000 for a receivable the Company had previously written off. .The expenses in 2016 were principally the write off assets pertaining to the termination of the lease at the retirement center.

Fiscal 2016 as compared to 2015

Revenues: Total revenues from the oil & gas operation was $764,000 in 2016 and $820,000 in 2015.  Net revenue for our oil and gas operation decreased by $56,000 in 2016 as compared to 2015. Included in 2016 revenue is a onetime fee of $30,000. The drop in revenue in 2016 was principally due to a reduction in the quantity of oil and gas produced.

Operating Expenses: Operating expenses for continuing oil & gas operations were $1.2 million in 2016 and $1.8 million in 2015. This decrease was the result of an overall reduction in operating expenses as the Company has actively reduced expenses to compensate for a slowdown in the oil and gas operation.

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

Gain on Prepayment of Debt: In 2016 the Company settled a long term debt that was generated from the purchase of the oil and gas operation in 2008. The settlement resulted in a gain of $888,000.

Other Income & (Expense): Other income & (expense) was ($110,000) for 2016 as compared to ($32,000) in 2015. The expenses in 2016 were principally the write off assets pertaining to the termination of the lease at the retirement center.

Bad Debt Expense (Recovery): In 2015 the company recorded a bad debt expense recovery of $1,430,000 with respect to a note receivable that was fully reserved in a prior year (For a more complete discussion of history of the receivable, the establishment of a reserve due to concerns regarding collectability of the receivable and the recovery efforts. (See Item 13. on page 20 and Footnote C on page 33)

Item 7a:  Quantitative and Qualitative Disclosures about Market Risk

All of the Company’s debt is financed at fixed rates of interest.  Therefore, the Company has minimal risk from exposure to changes in interest rates.

Item 8.  Financial Statements

The consolidated financial statements required by this Item begin at page 22 of this Report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting.  In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting.  There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has adopted a code of conduct that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer.  Stockholders may find our Code of Conduct on our internet website address at http://www.newconceptenergy.com.  We will post any amendments to the Code of Conduct as well as any waivers that are required to be disclosed by the rules of the SEC or the NYSE AMERICAN on our website.

Our Board of Directors has adopted charters for our Audit, Compensation and Governance and Nominating Committees of the Board of Directors.  Stockholders may find these documents on our website by going to the website address http://www.newconceptenergy.com. Stockholders may also obtain a printed copy of the materials referred to by contacting us at the following address:

New Concept Energy, Inc.

Attn: Investor Relations

1603 LBJ Freeway, Suite 300

Dallas, Texas 75234

972-407-8400 (Telephone)

The Audit Committee of the Board of Directors is an “audit committee” for the purposes of Section 3(a) (58) of the Exchange Act.  The members of that Committee are Dan Locklear (Chairman), James Huffstickler and Victor L. Lund.  Mr. Locklear is qualified as an “audit committee financial expert” within the meaning of SEC regulations and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the NYSE AMERICAN.  All of the members of the Audit Committee meet the independence and experience requirements of the listing standards of the NYSE AMERICAN.

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

Raymond D. Roberts, age 86, (Independent) Director since June 2015

Mr. Roberts is recently retired. For more than the past five years, he has been Director of Aviation of Stellar Aviation, Inc., a privately held Nevada Corporation, engaged in the business of aircraft (Boeing 737) and logistical management. Mr. Roberts was also elected as a member of the Governance and Nominating Committee of the Board of Directors of the Registrant.

Gene S. Bertcher, age 69, (Affiliated) Director November 1989 to September 1996 and since June 1999

Mr. Bertcher was elected President and Chief Financial Officer effective November 1, 2004.  He was elected Chairman and Chief Executive Officer in December 2006.  Mr. Bertcher has been Chief Financial Officer and Treasurer of the Company since November 1989 and Executive Vice President from November 1989 until he was elected President.  Also, Mr. Bertcher is Executive Vice-President and Chief Financial Officer of American Realty Investors, Inc. (NYSE), Transcontinental Realty Investors, Inc. (NYSE), and Income Opportunity Realty Investors, Inc. NYSE AMERICAN, positions he has occupied since February 2008.  He has been a certified public accountant since 1973.

Dan Locklear, age 64, (Independent) Director since December 2003

Mr. Locklear has been Chief Financial Officer of Sunridge Management Group, a real estate management company, for more than five years.  Mr. Locklear was formerly employed by Johnstown Management Company, Inc. and Trammel Crow Company.  Mr. Locklear has been a certified public accountant since 1981 and a licensed real estate broker in the State of Texas since 1978.

Victor L. Lund, age 88, (Independent) Director since March 1996

Mr. Lund founded Wedgwood Retirement Inns, Inc. (“Wedgwood”) in 1977, which became a wholly owned subsidiary of the Company in 1996.  For most of Wedgwood’s existence, Mr. Lund was Chairman of the Board, President and Chief Executive Officer, positions he held until Wedgwood was acquired by the Company.

Board Committees

The Board of Directors held six meetings during 2017.  For such year, no incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the period that he or she served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.  The Audit Committee was formed on December 12, 2003, and its function is to review the Company’s operating and accounting procedures.  A Charter of the Audit Committee has been adopted by the Board.  The current members of the Audit Committee, all of whom are independent within the SEC regulations, the listing standards of the NYSE AMERICAN and the Company’s Corporate Governance Guidelines are Messrs. Locklear (Chairman), Huffstickler and Lund.  Mr. Dan Locklear is qualified as an Audit Committee financial expert within the meaning of SEC regulations, and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the NYSE AMERICAN. The Audit Committee met four times in 2017.

The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to the corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines.  In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates.  The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance and self-evaluation.  The Charter of the Governance and Nominating Committee was adopted on October 20, 2004.  The members of the Committee are Messrs. Huffstickler (Chairman), Lund and Locklear.  The Governance and Nominating Committee met twice in 2017.

The Board has also formed a Compensation Committee of the Board of Directors, adopted a Charter for the Compensation Committee on October 20, 2004, and selected Mr. Roberts (Chairman) and Messrs. Huffstickler and Locklear as members of that Committee.  The Compensation Committee met twice in 2017.

The members of the Board of Directors at the date of this Report and the Committees of the Board on which they serve are identified below:

Director	Audit Committee	Governance and Nominating Committee	Compensation Committee
Raymond D Roberts	✓	✓	Chairman
Gene S. Bertcher
Dan Locklear	Chairman	✓	✓
Victor L. Lund	✓	Chairman

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

Item 11.  Executive Compensation

The following tables set forth the compensation in all categories paid by the Company for services rendered during the fiscal years ended December 31, 2017, 2016 and 2015 by the Chief Executive Officer of the Company and to the other executive officers and Directors of the Company whose total annual salary in 2017 exceeded $50,000.

SUMMARY COMPENSATION TABLE

Change in
						Non-	Pension
						Equity	Value and
Name						Incentive	Nonqualified	All
and						Plan	Deferred	Other
Principal				Stock	Option	Compen-	Compensation	Compen-
Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total

Gene S. Bertcher (1) Chairman, President & Chief Financial Officer	2017	$ 56,500							$ 56,500
	2016	$ 53,650							$ 53,650
	2015	$107,300							$107,300

(1)	The salary in the above table represents Mr. Bertcher’s compensation paid by the Company; he also receives additional compensation for services to three other publicly traded entities which are unrelated to the Company.

GRANTS OF PLAN-BASED AWARDS

None

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None

OPTION EXERCISES AND STOCK VESTED

None

PENSION BENEFITS

None

NONQUALIFIED DEFERRED COMPENSATION

None

DIRECTOR COMPENSATION
Name	Fees Earned Or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Gene S. Bertcher	$ —						$ —
Raymond D Roberts	$10,500						$10,500
Dan Locklear	$10,500						$10,500
Victor L. Lund	$10,500						$10,500

MANAGEMENT AND CERTAIN SECURITY HOLDERS

None

Compensation of Directors

The Company pays each non-employee director a fee of $2,500 per year, plus a meeting fee of $2,000 for each board meeting attended.  Employee directors serve without compensation.

Item 12.  Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on April 2, 2018.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percent of Class
None	None	None

According to filings with the SEC on Forms 4, 13D and 13G and amendments thereto, made by each of the entities and/or individuals who were listed in last year’s Proxy Statement and/or the Company” s Form 10-K Annual Report for the fiscal year ended December 31, 2016 (the 2016 10-K) as owning or holding 5% or more of the shares of the Company’s Common Stock, all such persons or entities disposed of a number of such shares to a level below 5%.

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the directors and executive officers of the Company, as of the close of business on March 31, 2017.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Gene S. Bertcher	-	0%
Raymond Roberts	-	0%
Dan Locklear	-	0%
Victor L. Lund	-	0%

All directors and executive officers as a group (4 people)	-	0%

* Beneficial Ownership means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

     ** Percentages are based upon 2,036,935 shares of Common Stock outstanding at March 30, 2018.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Beginning in 2011 Pillar became the contractual advisor to the three other publically traded entities. In addition the relationship with Mr. Bertcher New Concept conducts business with Pillar whereby Pillar provided the Company with services including processing payroll, acquiring insurance and other administrative matters. The Company believes that by purchasing these services through certain large entities it can get lower costs and better service. Pillar does not charge the Company a fee for providing these services.

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

It is the policy of the Company that all transactions between the Company and any officer or director, or any of their affiliates, must be approved by independent members of the Board of Directors of the Company.  All of the transactions described above were so approved.

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2017 and 2016 by the Company’s principal accounting firm Swalm & Associates, P.C.:

Type of Fees	2017	2016
Audit Fees	$67,000	$62,000
Tax Fees	12,000	9,000
Total Fees	$79,000	71,000

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

Financial Information Systems Design and Implementation Fees

Swalm & Associates, P.C. did not render professional services to the Company in 2017 with respect to financial information systems design and implementation.

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

PART IV

Item 15.  Consolidated Financial Statement and Supplementary Schedules

INDEX TO FINANCIAL STATEMENTS

         Page

FINANCIAL STATEMENTS
Report of Swalm & Associates, P.C.	21
Consolidated Balance Sheets	22
Consolidated Statements of Operations	24
Consolidated Statements of Cash Flows	25
Consolidated Statements of Changes in Stockholders’ Equity	26
Notes to Consolidated Financial Statements	27

FINANCIAL STATEMENT SCHEDULES:  Other financial statement schedules have been omitted because they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of

New Concept Energy, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Concept Energy, Inc. and Subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes collectively referred to as the “financial statements.” In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of New Concept Energy, Inc. as of December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.

Basis of Opinion

These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Related Party Transactions

As described in the notes to the consolidated financial statements, New Concept Energy, Inc. and Subsidiaries has significant transactions with and balances due to and from related parties.

/s/ Swalm & Associates, P.C.

Swalm& Associates, P.C.

We have served as the Company’s auditor since 2008.

Richardson, Texas

April 16, 2018

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
	December 31,
	2017	2016
Assets

Current assets
Cash and cash equivalents	$419	$113
Accounts receivable from oil and gas sales	67	119
Current portion note receivable	36	206
Total current assets	522	438

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	2,721	5,608

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	661	706
Other	—	25
Total property and equipment	661	731

Note Receivable	301	401

Total assets	$4,205	$7,178

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(amounts in thousands, except share amounts)

	December 31,
	2017	2016
Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade (including $412 and $160 in 2017 and 2016 due to related parties)	$446	$238
Accrued expenses	29	59
Current portion of long term debt	81	96
Total current liabilities	556	393

Long-term debt
Notes payable less current portion	243	296
Asset retirement obligation	2,770	2,770
Total liabilities	3,569	3,459

Stockholders' equity
Series B convertible preferred stock, $10 par value, liquidation value
of $100 authorized 100 shares, issued and outstanding one share	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 2,036,935 and 1,946,935 shares
at December 31, 2017 and 2016	21	20
Additional paid-in capital	59,000	58,838
Accumulated deficit	(58,386)	(55,140)
	636	3,719

Total liabilities & stockholders' equity	$4,205	$7,178

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue
Oil and gas operations, net of royalties	$791	$764	$820
	791	764	820

Operating expenses
Oil & gas operations	1,027	1,181	1,800
Corporate general and administrative	408	352	605
Impairment of natural gas and oil properties	2,626	—	2,717
	4,061	1,533	5,122
Operating earnings (loss)	(3,270)	(769)	(4,302)

Other income (expense)
Interest income	25	23	12
Interest expense	(24)	(38)	(62)
Gain on prepayment of debt	—	888	—
Gain on sale of land	—	50	—
Bad debt expense (recovery) - note receivable	—	—	1,430
Other income (expense), net	28	(110)	(32)
	29	813	1,348

Earnings (loss) from continuing operations	(3,241)	44	(2,954)

Earnings from discontinued operations	(5)	4	332

Net income (loss) applicable to common shares	$(3,246)	$48	$(2,622)

Net income (loss) per common share-basic and diluted	$(1.59)	$0.02	$(1.35)

Weighted average common and equivalent shares outstanding - basic	2,037	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
	Year ended December 31,
	2017	2016	2015

Cash flows from operating activities
Net income (loss)	$(3,246)	$48	$(2,622)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	396	664	721
Write-off of assets from discontinued operation	25	—	—
Impairment of oil & gas properties	2,626	—	2,717
Write-off (recovery) of affiliate receivable	—	—	(1,430)
Gain on prepayment of long term debt	—	(888)	—
Gain from sale of land	—	(50)	—
Changes in operating assets and liabilities
Other current and non-current assets	223	7	260
Accounts payable and other liabilities	178	(95)	920
Net cash provided by (used) in operating activities	202	(314)	566

Cash flows from investing activities
Investment in undeveloped land	(10)	—	—
Investment in oil and gas properties	—	—	(336)
Fixed asset additions	—	(52)	(31)
Cash from sale of land	—	700	116
Repayment of loan from affiliate	—	—	126
Collections of note receivable	24	38	13
Net cash provided by (used) in investing activities	14	686	(112)

Cash flows from financing activities
Payment on notes payable	(73)	(732)	(281)
Proceeds from the sale of common stock	163	—	—
Net cash provided by (used in) financing activities	90	(732)	(281)

Net increase (decrease) in cash and cash equivalents	306	(360)	173
Cash and cash equivalents at beginning of year	113	473	300

Cash and cash equivalents at end of year	$419	$113	$473

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable:	$24	$22	$77
Cash paid for principal on notes payable:	$73	$732	$281
Non cash portion of sale of land	$—	$—	$415

The accompanying notes are an integral part of these consolidated financial statements.

New Concept Energy Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Series B		Common		Additional	Accum-
			Stock		paid in	ulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2014	1	$1	1,947	$20	$58,838	$(52,566)	$6,293
Net Income						(2,622)	(2,622)
Balance at December 31, 2015	1	1	1,947	$20	$58,838	(55,188)	3,671
Net Income						48	48
Balance at December 31, 2016	1	1	1,947	$20	$58,838	(55,140)	3,719
Issuance of Common Stock			90	$1	$162		163
Net Income						(3,246)	(3,246)
Balance at December 31, 2017	1	$1	2,037	21	$59,000	$(58,386)	$636

The accompanying notes are an integral part of these consolidated financial statements.

New Concept Energy Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE A – BUSINESS DESCRIPTION AND PRESENTATION

The Company, through its wholly owned subsidiaries Mountaineer State Energy, Inc. and Mountaineer State Operations, LLC, operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia. As of December 31, 2017 the Company has 153 producing oil & gas wells, 31 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

The Company engaged the firm of independent oil and gas engineers Lee Keeling & Associates, Inc. to estimate the net oil and gas reserves.  On the basis of their study, the estimates of future net revenues using a present value discount of 10% were estimated to be $2.7 million at December 31, 2017.

The Company leased and operated Pacific Pointe Retirement Inn (“Pacific Pointe”) in King City, Oregon for several years.  Pacific Pointe, a retirement center, that has a capacity of 114 residents and provides community living with basic services such as meals, housekeeping, laundry, 24/7 staffing, transportation and social and recreational activities.

The lease provided that should the property be sold the lease maintained by the Company would be terminated. The third party owner sold the building effective March 30, 2017 and our lease was terminated on that date. These financial statements reflect the operations of the retirement community as a discontinued operation.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of New Concept Energy, Inc. and its majority-owned subsidiaries (collectively, the “Company”, New Concept or “NCE”) and are prepared on the basis of accounting principles generally accepted in the United States of America “GAAP”.  All significant intercompany transactions and accounts have been eliminated. Certain accounting balances have been reclassified to conform to the current year presentation.

Depreciation

Depreciation is provided for in amounts sufficient to relate the cost of property and equipment to operations over their estimated service lives, ranging from 3 to 40 years. Depreciation is computed by the straight-line method.

Depreciation expense, which is included in operations, was $55,000, $98,000 and $93,000 for 2017, 2016 and 2015, respectively.

Depreciation, Depletion and Amortization of Oil & Gas Properties

Depreciation, depletion and amortization (“DD&A”) of producing properties is computed on the unit-of-production method based on estimated oil and gas reserves.  While total DD&A expense for the life of a property is limited to the property’s total cost, reserve revisions result in a change in timing of when DD&A expense is recognized.

The Company recorded depletion of mineral rights of $259,000, $310,000 and $515,000 in 2017, 2016 and 2015 respectively.

Segments

The Company operates one primary business segments: oil and gas operations.  Segment data is provided in “Note H” to these consolidated financial statements.

Major Purchaser

The Company sells most of its natural gas production to one purchaser and all of its oil production to one purchaser.  While there is an available market for crude oil and natural gas production, we cannot be assured that the loss of this purchaser would not have a material impact on the Company.

 Oil and Gas Reserves

Our oil and gas reserves are estimated by independent petroleum engineers.  Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof, including evaluations and extrapolations of well flow rates and reservoir pressure.  Estimates by different engineers often vary, sometimes significantly.  In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates.  Because reserves are required to be estimated using recent prices of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices.

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission.  Such assumptions include using recent oil and gas prices and year-end costs for estimated future development and production expenditures.  Discounted future net cash flows are calculated using a 10% rate.  Changes in any of these assumptions could have a significant impact on the standardized measure.  Accordingly, the standardized measure does not represent management’s estimated current market value of reserves.

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

The full cost method requires the Company to calculate quarterly, by cost center, a “ceiling,” or limitation on the amount of properties that can be capitalized on the balance sheet.  To the extent capitalized costs of oil and natural gas properties, less accumulated depletion and related deferred taxes exceed the sum of the discounted future net revenues of proved oil and natural gas reserves, the lower of cost or estimated fair value of unproved properties subject to amortization, the cost of properties not being amortized, and the related tax amounts, such excess capitalized costs are charged to expense.  Beginning December 31, 2009, full cost companies use the unweighted arithmetic average first day of the month price for oil and natural gas for the 12-month period preceding the calculation date to calculate the future net revenues of reserves.  Prior to December 31, 2009, companies used the price in effect at the calculation date and had the option, under certain circumstances, to elect to use subsequent commodity prices if they increased after the calculation date.

The Company assesses any unproved oil and gas properties on an annual basis for possible impairment or reduction in value.  The Company assesses properties on an individual basis or as a group if properties are individually insignificant.  The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of reserves; and the economic viability of development if reserves are assigned.  During any period in which these factors indicate an impairment of unproved properties not subject to amortization, the associated costs incurred to date for such properties are then included in unproved properties subject to amortization.

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

Revenue recognition and gas imbalances

We use the sales method of accounting for oil and natural gas revenues.  Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers.  Gas imbalances at December 31, 2017 were not significant.  New Concept also follows the sales method of accounting for natural gas production imbalances and would recognize a liability if the existing reserves were not adequate to cover an imbalance.

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

The Company follows the sales method of accounting for natural gas production imbalances and would recognize a liability if the existing reserves were not adequate to cover an imbalance.

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

NOTE C– RELATED PARTIES

Pillar Income Asset Management, Inc.

Commencing in February 2008, three publicly held entities needed a chief financial officer, Income Opportunity Realty Investors, Inc. (“IOT”), Transcontinental Realty Investors, Inc. (“TCI”) and American Realty Investors, Inc. (“ARL”) each of which have the same contractual advisor. Mr. Bertcher, is a certified public accountant and has a long history in their industry. New Concept made an arrangement with the contractual advisor whereby, in addition to his responsibilities to New Concept Mr. Bertcher would provide accounting and administrative services for the three entities. Mr. Bertcher is paid directly for such services by the contractual advisor.

Beginning in 2011 Pillar became the contractual advisor to the three other publically traded entities. . In addition the relationship with Mr. Bertcher New Concept conducts business with Pillar whereby Pillar provided the Company with services including processing payroll, acquiring insurance and other administrative matters. The Company believes that by purchasing these services through certain large entities it can get lower costs and better service. Pillar does not charge the Company a fee for providing these services.

NOTE D - Fixed Assets
Land, building and furniture, fixtures and equipment are recorded at cost incurred to acquire the assets.
At December 31, 2017, fixed assets are as follows:
Oil and Gas Properties	2017	2016
Land and improvements	$432	$422
Buildings and improvements	272	272
Equipment and furnishings	565	565
Total fixed assets	1,269	1,259
Less: Accumulated depletion	(608)	(553)
Net Fixed Assets	$661	$706

Oil and natural gas properties	2017	2016
Investment in Oil and gas properties	$6,493	$9,121
Less: Accumulated depreciation	(3,772)	(3,513)
Net oil and gas properties	$2,721	$5,608

NOTE E – NOTES PAYABLE

Notes payable is comprised of the following (in thousands):

	2017	2016
Bank Debt	359	432
Deferred Borrowing Costs	$(35)	$(40)
	$324	$392

Bank debt represent loans from a bank to finance drilling and equipment at the Company’s oil and gas operation. The interest rate ranges from 5% to 5 ½ %. The loans are collateralized by the Company’s oil & gas leases as well as real property and equipment.

Aggregate annual principal maturities of long-term debt at December 31, 2017 are as follows (in thousands):

2018	81
2019	58
2020	55
2021	55
2022	55
Thereafter	55

$ 359
Deferred borrowing costs	(35)

$ 324

NOTE F – INCOME TAXES

At December 31, 2017, the Company had net operating loss carry forwards of approximately $9.8 million, which expire between 2018 and 2033.

Forms 1120, U.S, Corporation Income Tax Returns, for the years ending December 31, 2017, 2016, 2015 are subject to examination, by the IRS, generally for three years after they are filed.

The following table presents the principal reasons for the difference between the Company's effective tax rate and the United States statutory income tax rate.
	2017	2016	2015
Earned income tax at statutory rate	$—	$7	$—
Net operating loss utilization	—	(7)	—
Deferred tax asset from NOL carry forwards	2,058	3,263	3,270
Valuation allowance	(2,058)	(3,263)	(3,270)
Reported income tax expense (benefit)	$0	$0	$0
Effective income tax rate	0.00%	0.00%	0.00%

The Company believes that it is more likely than not the benefit of NOL carryforwards will not be realized. Therefore, a valuation allowance on the related deferred tax assets has been recorded.

NOTE G – STOCKHOLDERS’ EQUITY

Outstanding Preferred Stock

Preferred stock consists of the following (amounts in thousands):
	Year Ended
	December 31,
	2017	2016
Series B convertible preferred stock, $10 par value, liquidation value of $100, authorized 100 shares, issued and outstanding one share	1	1

The Series B preferred stock has a liquidation value of $100 per share. The right to convert expired April 30, 2003.  Dividends at a rate of 6% are payable in cash or preferred shares at the option of the Company.

NOTE H – CONCENTRATION OF CREDIT RISK

Financial instrument that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2017, the Company had $343,496 in excess of the FDIC insured limit. In 2016, The Company did have cash deposits in excess of the FDIC insured limit.

NOTE I – CONTINGENCIES

Carlton Energy Group, LLC

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

During August 2017, the parties to the litigation reached an arrangement, the final terms of which will not be determined until the outcome of another appeal to the Supreme Court. Under the terms of the arrangement, the Company should have no financial responsibility to Carlton, nor should any potential final outcome materially adversely affect the Company, in management’s opinion

Other

The Company has been named as a defendant in other lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

NOTE J – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and assets from continuing operations:

Year ended December 31, 2017	Oil and Gas Operations	Corporate	Total	Discontinued Operations Retirement Facility

Operating revenue	$791	$—	$791	$659

Operating expenses	707	408	1,115	358
Depreciation, depletion and amortization	320	—	320	101
Lease of Retirement Center	—	—	—	205
Impairment of oil and gas properties	2,626	—	2,626	—
Total Operating Expenses	3,653	408	4,061	664
Interest income	25	—	25	—
Interest expense	(24)	—	(24)	—
Other income (expense), net	—	28	28	—
Segment operating income (loss)	$(2,861)	$(380)	$(3,241)	$(5)
Assets	$3,903	$302	$4,205	$—

Year ended December 31, 2016	Oil and Gas Operations	Corporate	Total	Retirement Facility

Operating revenue	$764	$—	$764	$2,665

Operating expenses	687	352	1,039	1,496
Depreciation, depletion and amortization	494	—	494	168
Lease of Retirement Center	—	—	—	997
Impairment of oil and gas properties	—	—	—	—
Total Operating Expenses	1,181	352	1,533	2,661
Interest income	23	—	23	—
Interest expense	(38)	—	(38)	—
Gain on prepayment of debt	888	—	888	—
Gain on Sale of Land	—	50	50	—
Other income (expense), net	—	(110)	(110)	—
Segment operating income (loss)	$421	$(572)	$44	$4
Assets	$6,641	$291	$6,932	$246

Year ended December 31, 2015	Oil and Gas Operations	Corporate	Total	Retirement Facility

Operating revenue	$820	$—	$820	$2,997

Operating expenses	1,183	605	1,788	1,623
Depreciation, depletion and amortization	617	—	617	62
Lease of Retirement Center	—	—	—	980
Impairment of oil and gas properties	2,717	—	2,717	—
Total Operating Expenses	4,517	605	5,122	2,665
Interest income	—	12	12	—
Interest expense	(62)	—	(62)	—
Bad debt recovery	—	1,430	1,430	—
Other income (expense), net	—	(32)	(32)	—
Segment operating income (loss)	$(3,759)	$805	(2,954)	$332
Assets	$7,420	$1,025	$8,445	$430

 NOTE K - QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2017, 2015 and 2014.  Amounts shown are in thousands except per share amounts.

	First	Second	Third	Fourth
Year ended December 31, 2017	Quarter	Quarter	Quarter	Quarter

Revenue	$195	$243	$194	$159
Operating (expense)	(256)	(256)	(254)	(261)
Corporate general and administrative expense	(100)	(122)	(95)	(91)
Impairment of natural gas and oil properties	—	—	—	(2,626)
Other income (expense) net	(11)	11	65	(30)
Net income (loss) from continuing operations	(172)	(124)	(90)	(2,849)
Net income (loss) from discontinued operations	13	(11)	(11)	(2)
Income (loss) allocable to common shareholders	$(159)	$(135)	$(101)	$(2,851)
Income (loss) per common share – basic	($0.08)	($0.07)	($0.05)	($1.39)

	First	Second	Third	Fourth
Year ended December 31, 2016	Quarter	Quarter	Quarter	Quarter

Revenue	$219	$170	$190	$185
Operating (expense)	(396)	(233)	(295)	(327)
Corporate general and administrative expense	(166)	(101)	(52)	(33)
Gain on prepayment of debt	—	—	—	888
Gain on sale of land				50
Other income (expense) net	(10)	(7)	(13)	(80)
Net income (loss) from continuing operations	(353)	(171)	(170)	738
Net income (loss) from discontinued operations	57	38	6	(97)
Income (loss) allocable to common shareholders	$(296)	$(133)	$(164)	641
Income (loss) per common share – basic	($0.15)	($0.07)	($0.08)	$0.32

	First	Second	Third	Fourth
Year ended December 31, 2015	Quarter	Quarter	Quarter	Quarter

Revenue	$172	$259	$232	$157
Operating (expense)	(470)	(440)	(527)	(363)
Corporate general and administrative expense	(154)	(155)	(176)	(120)
Impairment of natural gas and oil properties	—	—	—	(2,717)
Recovery of bad debt	738	386	306	—
Other income (expense) net	(34)	(24)	(14)	(10)
Net income (loss) from continuing operations	252	26	(179)	(3,053)
Net income (loss) from discontinued operations	62	84	104	82
Income (loss) allocable to common shareholders	$314	$110	$(75)	$(2,971)
Income (loss) per common share – basic	$0.16	$0.06	($0.04)	($1.53)

NOTE L - SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

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

	2017
	Gas	Oil
	(MMCF)	(MBBLS)
Proved developed and undeveloped reserves - January 1,2017	3,219	149
Purchase of oil and natural gas properties in place	—	—
Discoveries and exclusions	—	—
Revisions	(2,211)	(75)
Sales of oil and gas properties in place	0	0
Production	(178)	(5)
Proved developed and undeveloped reserves - December 31,2017	830	69
Probable reserves	1,025	—
Possible reserves	342	—
Total reserves - December 31, 2017	2,197	69

Proved developed at beginning of year	1,051	81

Proved developed reserves at end of year	830	69

	2016
	(MMCF)	(MBBLS)
Proved developed and undeveloped reserves -
January 1, 2016	2,604	58
Purchase of oil and natural gas properties in place	—	—
Discoveries and exclusions	—	—
Revisions	746	95
Sales of oil and gas properties in place	—	—
Production	(155)	(4)
Total reserves - December 31, 2017	3,195	149

Proved developed at beginning of year	504	59

Proved developed reserves at end of year	1,051	81

36

	2017	2016

Oil and gas sales	$791	$764
Operating expenses	(707)	(687)
Depreciation, depletion and amortization	(320)	(494)
Impairment of oil & gas properties	(2,626)	—

Results of operations	$(2,862)	$(417)

The following table reflects the standardized measure of future net cash flows related to our proved reserves

	2017	2016

Future oil and gas cash inflows	$10,653	$19,368
Future oil & gas operating expenses	(3,425)	(4,605)
Future development costs	(1,480)	(2,982)
Future tax expense	(724)	(1,308)
Future net cash flows	$5,024	$10,473
10% discount to reflect timing of cash flows	(2,303)	(4,150)

	$2,721	$6,323

(1) Probable Reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves are as likely as not to be recovered.

(2) Possible reserves are those additional reserves that are less certain to be recovered than probable reserves

NOTE M – ASSET RETIREMENT OBLIGATION

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

In 2012, the Company re-evaluated its method of plugging abandoned wells and determined by doing so in-house it could lower the cost. Based upon the Company’s current calculations, we have established a sufficient reserve, for accounting purposes, to plug the existing wells when necessary.

37

	2017	2016
Asset retirement obligation, January 1	$ 2,770	$ 2,770
Acquisition of oil and gas properties	-	-
Revisions in the estimated cash flows	-	-
Liability incurred upon acquiring and drilling wells	-	-
Liability settled upon plugging and abandoning wells	-	-
Accretion of discount expense	-	-
Asset retirement obligation, December 31	$ 2,770	$ 2,770

NOTE N –SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 16, 2018, the date the financial statements were available to be issued, and has determined that there are none to be reported.

38

The following documents are filed as exhibits (or are incorporated by reference as indicated) into this Report:

Exhibit Designation	Exhibit Description
3.1	Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)
3.2	Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.5 to Registrant’s Form 8-K dated April 1, 1993)
3.3	Restated Articles of Incorporation of Greenbriar Corporation (incorporated by reference to Exhibit 3.1.1 to Registrant’s Form 10-K dated December 31, 1995)
3.4	Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit to Registrant’s PRES 14-C dated February 27, 1996)
3.5	Certificate of Decrease in Authorized and Issued Shares effective November 30, 2001 (incorporated by reference to Exhibit 2.1.7 to Registrant’s Form 10-K dated December 31, 2002)
3.6	Certificate of Designations, Preferences and Rights of Preferred Stock dated May 7, 1993 relating to Registrant’s Series B Preferred Stock (incorporated by reference to Exhibit 4.1.2 to Registrant’s Form S-3 Registration Statement No. 333-64840 dated June 22, 1993)
3.7	Certificate of Voting Powers, Designations, Preferences and Rights of Registrant’s Series F Senior Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.2 of Registrant’s Form 10-KSB for the fiscal year ended December 31, 1997)
3.8	Certificate of Voting Powers, Designations, Preferences and Rights of Registrant’s Series G Senior Non-Voting Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.3 of Registrant’s Form 10-KSB for the fiscal year ended December 31, 1997)
3.9	Certificate of Designations dated October 12, 2004 as filed with the Secretary of State of Nevada on October 13, 2004 (incorporated by reference to Exhibit 3.4 of Registrant’s Current Report on Form 8-K for event occurring October 12, 2004)
3.10	Certificate of Amendment to Articles of Incorporation effective February 8, 2005 (incorporated by reference to Exhibit 3.5 of Registrant’s Current Report on Form 8-K for event occurring February 8, 2005)
3.11	Certificate of Amendment to Articles of Incorporation effective March 21, 2007 (incorporated by reference to Exhibit 3.13 of Registrant’s Current Report on Form 8-K for event occurring March 21, 2005)
3.12	Amended and restated bylaws of New Concept Energy, Inc. dated November 18, 2008.
10.1	Registrant’s 1997 Stock Option Plan (filed as Exhibit 4.1 to Registrant’s Form S-8 Registration Statement, Registration No. 333-33985 and incorporated herein by this reference).
10.2	Registrant’s 2000 Stock Option Plan (filed as Exhibit 4.1 to Registrant’s Form S-8 Registration Statement, Registration No. 333-50868 and incorporated herein by this reference)
14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
21.1*	Subsidiaries of the Registrant
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer and Chief Financial Officer
32.1*	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Reserve Study dated March 16, 2015 prepared by Lee Keeling and Associates, Inc is included as an exhibit
99.2	Shared Services Agreement effective December 21, 2010(incorporated by reference to Exhibit 99.2 to Registrants Form 10-K/A for the year ended December 31, 2011 filed March 21, 2013
101	Interactive data files pursuant to Rule 405 of Regulation S-T

*Filed herewith.

39

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CONCEPT ENERGY, INC.

April 18, 2018	by: /s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene S. Bertcher Gene S. Bertcher	Chairman, President, Principal Executive Officer, Chief Financial Officer and Director	April 18, 2018
/s/ Raymond D Roberts Raymond D Roberts	Director	April 18, 2018
/s/ Victor L. Lund Victor L. Lund	Director	April 18, 2018
/s/ Dan Locklear Dan Locklear	Director	April 18, 2018

40