Form 10-Q
period 2018-03-31
New Concept Energy, Inc.
filed 2018-05-15
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	2,131,935 shares
(Class)	(Outstanding at May 11, 2018)

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended March 31, 2018

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2018	December 31, 2017
Assets

Current assets
Cash and cash equivalents	$397	$419
Accounts receivable from oil and gas sales	58	67
Current portion note receivable	47	36
Total current assets	502	522

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	2,669	2,721

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	647	661

Note Receivable	278	301

Total assets	$4,096	$4,205

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(amounts in thousands, except share amounts)

	March 31, 2018	December 31, 2017

Liabilities and stockholders' equity

Current liabilities
Accounts payable - (including $433 and $412 due to related parties in 2018 and 2017)	$464	$446
Accrued expenses	58	29
Current portion of long term debt	68	81
Total current liabilities	590	556

Long-term debt
Notes payable less current portion	234	243
Asset retirement obligation	2,770	2,770
Total liabilities	3,594	3,569

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 2,036,935 shares
at March 31, 2018 and December 31, 2017	21	21
Additional paid-in capital	59,000	59,000
Accumulated deficit	(58,520)	(58,386)

Total shareholders' equity	502	636

Total liabilities & equity	$4,096	$4,205

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended March 31,
	2018	2017
Revenue
Oil and gas operations, net of royalties	$204	$195
Total Revenues	204	195

Operating expenses
Oil and gas operations	275	256
Corporate general and administrative	75	100
Total Operating Expenses	350	356
Operating earnings (loss)	(146)	(161)

Other income (expense)
Interest income	7	4
Interest expense	(6)	(7)
Other income (expense), net	11	(8)
Expense	12	(11)

Earnings (loss) from continuing operations	(134)	(172)

Earnings from discontinued operations	0	13

Net income (loss) applicable to common shares	$(134)	$(159)

Net (loss) per common share from continuing operations	$(0.07)	$(0.09)

Net income per common share from discontinued operations	$—	$0.01

Net income (loss) per common share-basic and diluted	$(0.07)	$(0.08)

Weighted average common and equivalent shares outstanding - basic	2,037	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Three Months Ended
	March 31,
	2018	2017

Cash flows from operating activities
Net income (loss)	$(134)	$(159)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	67	148
Write-off of retirement center assets	—	24
Changes in operating assets and liabilities
Other current and non-current assets	21	134
Accounts payable and other liabilities	47	282
Net cash provided by (used) in operating activities	1	429

Cash flows from investing activities
Investment in undeveloped land	—	(10)
Fixed asset additions	—	(2)
Net cash provided by (used in) investing activities	—	(12)

Cash flows from financing activities
Payment on notes payable	(23)	(10)
Net cash provided by (used in) financing activities	(23)	(10)

Net increase (decrease) in cash and cash equivalents	(22)	407
Cash and cash equivalents at beginning of year	419	113

Cash and cash equivalents at end of period	$397	$520

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable	$6	$7

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2017.  Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2018.

NOTE B: NATURE OF OPERATIONS

The Company operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia through its wholly owned subsidiaries Mountaineer State Energy, LLC and Mountaineer State Operations, LLC.

NOTE C: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We consider accounting policies related to our estimates of depreciation amortization and depletion, segments, oil and gas properties, oil and gas reserves, gas gathering assets, office and field equipment, revenue recognition and gas imbalances, leases, revenue recognition for real estate operations, impairment, and sales of real estate as significant accounting policies.  The policies include significant estimates made by management using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used.  These policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

NOTE G:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 11, 2018, the date the financial statements were available to be issued, and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At March 31, 2018, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At March 31, 2018, the Company had current assets of $502,000 and current liabilities of $590,000.

Cash and cash equivalents at March 31, 2018 were $397,000 as compared to $419,000 at December 31, 2017.

Net cash provided by operating activities was $1,000 for the three months ended March 31, 2018.

Net cash used in financing activities was $23,000 for the three months ended March 31, 2018, consisting of the repayments of loans to a bank.

Results of Operations

Comparison of the three months ended March 31, 2018 to the same period in 2017

The Company reported a net loss of $134,000 for three months ended March 31, 2018, as compared to net loss of $159,000 for the similar period in 2017.

For the three months ended March 31, 2018, the Company recorded oil and gas revenues of $204,000 as compared to $195,000 for the comparable period of 2017.

For the three months ended March 31, 2018, the Company recorded oil and gas operating expenses of $275,000 as compared to $256,000 for the comparable period of 2017. The increase was due to overall increase in general operating expenses.

For the three months ended March 31, 2018, corporate general & administrative expenses were $75,000 as compared to $100,000 for the comparable periods in 2017.  The decrease was due to a decrease in payroll expenses of $23,000 as well as other administrative costs.

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

PART II:  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a Subscription Agreement and Letter of Investment Intent between the Company and an independent third party, the Company agreed to issue 95,000 shares of Common Stock at a price of $1.80 per share, subject to approval of an additional listing application covering such shares by the NYSE American. The Additional Listing Application covering such 95,000 shares of Common Stock was approved by letter dated March 23, 2018, on behalf of NYSE American. Such 95,000 shares (less than 5% of the outstanding) were issued shortly thereafter against receipt of $171,000 cash. The proceeds of $171,000 in cash are intended to be utilized by the Company to pay for part of the cost of drilling a new well intended to prove up additional reserves. The per share purchase price was determined by negotiation among the parties and constituted in excess of 125% of the highest closing price of the shares on the NYSE American during the preceding ten trading days prior to entry into the agreement.

No underwriter was involved in the transaction, which was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act, as a transaction by an issuer not involving any public offering.

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

New Concept Energy, Inc.

Date: May 15, 2018	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer

