Form 10-Q
period 2018-06-30
New Concept Energy, Inc.
filed 2018-08-13
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	2,131,935 shares
(Class)	(Outstanding at August 13, 2018)

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended June 30, 2018

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	June 30, 2018	December 31, 2017

Assets

Current assets
Cash and cash equivalents	$278	$419
Accounts receivable from oil and gas sales	45	67
Other current assets	47	36
Total current assets	370	522

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	2,620	2,721

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	636	661
Total property and equipment	636	661

Other assets (including $124 due from related parties in 2015)	268	301

Total assets	$3,894	$4,205

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except share amounts)

	June 30, 2018	December 31, 2017

Liabilities and stockholders' equity

Current liabilities
Accounts payable (includes $277 and $412 due to related parties in 2018 & 2017)	$306	$446
Accrued expenses	32	29
Current portion of long term debt	58	81
Total current liabilities	396	556

Long-term debt
Notes payable less current portion	229	243
Asset retirement obligation	2,770	2,770
Total liabilities	3,395	3,569

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 2,131,935 shares
at June 30, 2018 and December 31, 2017	22	21
Additional paid-in capital	59,170	59,000
Accumulated deficit	(58,694)	(58,386)

Total Shareholder Equity	499	636

Total liabilities & equity	$3,894	$4,205

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2018	2017	2018	2017
Revenue
Oil and gas operations, net of royalties	$173	$243	$377	$438

Operating expenses
Oil and gas operations	239	256	514	512
Corporate general and administrative	108	122	183	222
Total Operating Expenses	347	378	697	734
Operating earnings (loss)	(174)	(135)	(320)	(296)

Other income (expense)
Interest income	4	11	11	15
Interest expense	(5)	(6)	(11)	(13)
Other income (expense)	1	6	12	(2)
	0	11	12	0

Loss from continuing operations	(174)	(124)	(308)	(296)

Earnings (loss) from discontinued operations	0	(11)	0	2

Net income (loss) applicable to common shares	$(174)	$(135)	$(308)	$(294)

Net income (loss) per common share-basic and diluted	$(0.08)	$(0.07)	$(0.14)	$(0.15)

Weighted average common and equivalent shares outstanding - basic	2,132	1,947	2,132	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Six Months Ended
	June 30,
	2018	2017

Cash flows from operating activities
Net income (loss)	$(308)	$(294)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	128	227
Write-off of retirement center assets	—	24
Changes in operating assets and liabilities
Other current and non-current assets	44	123
Accounts payable and other liabilities	(137)	284
Net cash provided by (used) in operating activities	(273)	364

Cash flows from investing activities
Investment in undeveloped land	—	(10)
Fixed asset additions	—	(2)

Net cash provided by (used in) investing activities	—	(12)

Cash flows from financing activities

Payment on notes payable	(39)	(32)
Sale of common stock	171	—
Net cash provided by (used in) financing activities	132	(32)

Net increase (decrease) in cash and cash equivalents	(141)	320
Cash and cash equivalents at beginning of year	419	113

Cash and cash equivalents at end of period	$278	$433

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable	$11	$13
Cash paid for principal on notes payable	$39	$32

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2017.  Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2018.

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

NOTE F:  NEWLY ISSUED ACCOUNTING STANDARDS

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our financial statements including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operations.

NOTE G:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 13, 2018, the date the financial statements were available to be issued, and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At June 30, 2018, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At June 30, 2018, the Company had current assets of $370,000 and current liabilities of $396,000.

Cash and cash equivalents at June 30, 2018 were $278,000 as compared to $419,000 at December 31, 2017.

Net cash used in operating activities was $273,000 for the six months ended June 30, 2018.

Net cash provided by financing activities was $132,000 for the six months ended June 30, 2018.

Results of Operations

Comparison of the three months ended June 30, 2018 to the same period in 2017

The Company reported a net loss of $174, 000 for three months ended June 30, 2018, as compared to net loss of $135, 000 for the similar period in 2017.

For the three months ended June 30, 2018, the Company recorded oil and gas revenues of $173, 000 as compared to $243 000 for the comparable period of 2017. The decrease was principally due to a decrease in the rate the Company received for the sale of its natural gas. In April 2018 a long term rate agreement expired and the price the Company received for its gas reverted to the existing market price which was less than the rate in the expired agreement.

For the three months ended June 30, 2018, the Company recorded oil and gas operating expenses of $239, 000 as compared to $256,000 for the comparable period of 2017. The decrease was due to overall decrease in general operating expenses.

For the three months ended June 30, 2018, corporate general & administrative expenses were $108, 000 as compared to $122,000 for the comparable periods in 2017.  The decrease was due to a decrease in payroll expenses as well as other administrative costs.

Comparison of the six months ended June 30, 2018 to the same period in 2017

The Company reported a net loss of $308, 000 for three months ended June 30, 2018, as compared to net loss of $294,000 for the similar period in 2017.

For the six months ended June 30, 2018, the Company recorded oil and gas revenues of $377,000 as compared to $438,000 for the comparable period of 2017. The decrease was due to the rate the Company received for the sale of its natural gas during the second quarter of 2018.

For the six months ended June 30, 2018, the Company recorded oil and gas operating expenses of $514, 000 as compared to

$512, 000 for the comparable period of 2017.

For the six months ended June 30, 2018, corporate general & administrative expenses were $183,000 as compared to $222,000 for the comparable periods in 2017.  The decrease was due to a decrease in payroll expenses as well as other administrative costs.

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

PART II:  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2018, pursuant to a Subscription Agreement and Letter of Investment Intent between the Company and an independent third party, the Company issued 95,000 shares of Common Stock at a price of $1.80 per share. The proceeds of $171,000 in cash was utilized by the Company to pay existing obligations of the Company.

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

New Concept Energy, Inc.

Date: August 13, 2018	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer

