Form 10-Q
period 2018-09-30
New Concept Energy, Inc.
filed 2018-11-14
CIK 105744

______________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: [ ]No: [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	2,131,935 shares
(Class)	(Outstanding at November 14, 2018)

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended September 30, 2018

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	September 30, 2018	December 31, 2017

Assets

Current assets
Cash and cash equivalents	$272	$419
Accounts receivable from oil and gas sales	46	67
Other current assets	56	36
Total current assets	374	522

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	2,559	2,721

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	628	661

Other assets	257	301

Total assets	$3,818	$4,205

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except share amounts)

	September 30, 2018	December 31, 2017

Liabilities and stockholders' equity

Current liabilities
Accounts payable (includes $331 and $412 due to related parties in 2018 & 2017)	$366	$446
Accrued expenses	31	29
Current portion of long term debt	51	81
Total current liabilities	448	556

Long-term debt
Notes payable less current portion	222	243
Asset retirement obligation	2,770	2,770
Total liabilities	3,440	3,569

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 2,131,935 and 2,036,935 shares
at September 30, 2018 and December 31, 2017	22	21
Additional paid-in capital	59,170	59,000
Accumulated deficit	(58,815)	(58,386)

Total Shareholder Equity	378	636

Total liabilities & equity	$3,818	$4,205

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2018	2017	2018	2017
Revenue
Oil and gas operations, net of royalties	$167	$194	$544	$632

Operating expenses
Oil and gas operations	186	254	700	766
Corporate general and administrative	99	95	282	317
Total Operating Expenses	285	349	982	1,083
Operating earnings (loss)	(118)	(155)	(438)	(451)

Other income (expense)
Interest income	5	5	16	20
Interest expense	(6)	(6)	(17)	(19)
Other income (expense)	(2)	66	10	51
	(3)	65	9	52

Loss from continuing operations	(121)	(90)	(429)	(399)

Earnings (loss) from discontinued operations	0	(11)	0	2

Net income (loss) applicable to common shares	$(121)	$(101)	$(429)	$(397)

Net income (loss) per common share-basic and diluted	$(0.06)	$(0.05)	$(0.20)	$(0.20)

Weighted average common and equivalent shares outstanding - basic	2,132	1,947	2,132	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Nine Months Ended
	September 30,
	2018	2017

Cash flows from operating activities
Net income (loss)	$(429)	$(397)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	197	303
Write-off of retirement center assets	—	24
Changes in operating assets and liabilities
Other current and non-current assets	46	153
Accounts payable and other liabilities	(78)	295
Net cash provided by (used) in operating activities	(264)	378

Cash flows from investing activities
Investment in undeveloped land	—	(10)
Fixed asset additions	—	(2)
Net cash provided by (used in) investing activities	—	(12)

Cash flows from financing activities

Payment on notes payable	(54)	(52)
Sale of common stock	171	—
Net cash provided by (used in) financing activities	117	(52)

Net increase (decrease) in cash and cash equivalents	(147)	314
Cash and cash equivalents at beginning of year	419	113

Cash and cash equivalents at end of period	$272	$427

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable	$17	$19

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2017. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2018.

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

NOTE F: NEWLY ISSUED ACCOUNTING STANDARDS

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our financial statements including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operations

NOTE G: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2018, the date the financial statements were available to be issued, and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards. At September 30, 2018, the Company had a deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At September 30, 2018, the Company had current assets of $374,000 and current liabilities of $448,000.

Cash and cash equivalents at September 30, 2018 were $272,000 as compared to $419,000 at December 31, 2017.

Net cash used in operating activities was $264,000 for the nine months ended September 30, 2018.

Net cash provided by financing activities was $117,000 for the nine months ended September 30, 2018.

Results of Operations

Comparison of the three months ended September 30, 2018 to the same period in 2017

The Company reported a net loss of $121,000 for three months ended September 30, 2018, as compared to net loss of $90,000 for the similar period in 2017.

For the three months ended September 30, 2018, the Company recorded oil and gas revenues of $167,000 as compared to

$194, 000 for the comparable period of 2017. The decrease was principally due to a decrease in the rate the Company received for the sale of its natural gas. In April 2018 a long term rate agreement expired and the price the Company received for its gas reverted to the existing market price which was less than the rate in the expired agreement.

For the three months ended September 30, 2018, the Company recorded oil and gas operating expenses of $186,000 as compared to $254,000 for the comparable period of 2017. The decrease was due to overall decrease in general operating expenses.

For the three months ended September 30, 2018, corporate general & administrative expenses were $99,000 as compared to $95,000 for the comparable periods in 2017.

Comparison of the nine months ended September 30, 2018 to the same period in 2017

The Company reported a net loss of $429,000 for nine months ended September 30, 2018, as compared to net loss of $397,000 for the similar period in 2017.

For the nine months ended September 30, 2018, the Company recorded oil and gas revenues of $544,000 as compared to $632,000 for the comparable period of 2017.The decrease was due to the rate the Company received for the sale of its natural gas during 2018.

For the nine months ended September 30, 2018, the Company recorded oil and gas operating expenses of $700 000 as compared to $766,000 for the comparable period of 2017. The decrease was due to overall decrease in general operating expense

For the nine months ended September 30, 2018, corporate general & administrative expenses were $282,000 as compared to $317,000 for the comparable periods in 2017. The decrease was due to a decrease in payroll expenses as well as other administrative costs.

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

   Item 4. CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2018. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company and an Investor entered into a Subscription Agreement and Letter of Investment Intent, dated May 22, 2018, pursuant to which, the Investor agreed to inquire 3,000,000 shares of Common Stock at a price of $1.50 per share in cash. The Investor acknowledged and agreed that its acquisition could not and would not be completed until the current stockholders of the Company approved the issuance by a vote of the majority at a meeting at which a quorum was present in person or by proxy, as the rules of the NYSE American Company Guide required same as a prerequisite to approval of an Additional Listing Application covering such additional shares. On October 10, 2018, at the Annual Meeting of Stockholders of the Company, called to be held following a solicitation of proxies pursuant to a Notice of Annual Meeting and related Proxy Statement, each dated September 4, 2018, distributed in accordance with the requirements of Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), approved the proposed issuance of up to 3,000,000 shares of Common Stock of the Company without registration, based upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

Following such meeting and certification of the votes thereat, the Company submitted an Additional Listing Application to the NYSE American, seeking approval of 3,000,000 additional shares to be listed on such exchange. On October 29, 2018, the NYSE American granted its approval of the listing of 3,000,000 additional shares of Common Stock. The Company anticipates consummating the arrangement with the Investor and issuing the 3,000,000 shares of Common Stock to the Investor on or about November 20, 2018. See also the Company’s Current Report on Form 8-K for event occurring October 10, 2018. No underwriters have been involved in the transaction.

The 3,000,000 shares of Common Stock will be issued pursuant to a Plan submitted to NYSE Regulation on May 23, 2018, at a price sufficient to increase stockholders’ equity of the Company above the required level for purposes of the NYSE American listing. The Company expects to utilize the approximately $4,500,000 of the net proceeds from the sale and issuance of 3,000,000 shares of Common Stock to pay for existing trade payables and current liabilities from the Company’s activities during 2018 and to fund the first development well in a four-well package at an estimated cost of $370,000 per well. The initial balance of approximately $4,000,000 is expected to be utilized in the future to pay for development costs and preparation for drilling and/or actual drilling of development wells on acreage held by the Company and its subsidiaries; in the interim, the Company expects to invest such net proceeds and hold same as working capital for the Company.

Item 6.  Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated below.

Exhibit Designation		Exhibit Description

3.1		Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)

3.2		Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.5 to Registrant’s Form 8-K dated April 1, 1993)

3.3		Restated Articles of Incorporation of Greenbriar Corporation (incorporated by reference to Exhibit 3.1.1 to Registrant’s Form 10-K dated December 31, 1995)

3.4		Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit to Registrant’s PRES 14-C dated February 27, 1996)

3.5		Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)

3.6		Amendment to Section 3.1 of Bylaws of Registrant adopted October 9, 2003 (incorporated by reference to Exhibit 3.2.1 to Registrant’s Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)

3.7		Certificate of Decrease in Authorized and Issued Shares effective November 30, 2001 (incorporated by reference to Exhibit 2.1.7 to Registrant’s Form 10-K dated December 31, 2002)

3.8		Certificate of Designations, Preferences and Rights of Preferred Stock dated May 7, 1993 relating to Registrant’s Series B Preferred Stock (incorporated by reference to Exhibit 4.1.2 to Registrant’s Form S-3 Registration Statement No. 333-64840 dated June 22, 1993)

3.9		Certificate of Voting Powers, Designations, Preferences and Rights of Registrant’s Series F Senior Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.2 of Registrant’s Form 10-KSB for the fiscal year ended December 31, 1997)

3.10		Certificate of Voting Powers, Designations, Preferences and Rights of Registrant’s Series G Senior Non-Voting Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.3 of Registrant’s Form 10-KSB for the fiscal year ended December 31, 1997)

3.11		Certificate of Designations dated October 12, 2004 as filed with the Secretary of State of Nevada on October 13, 2004 (incorporated by reference to Exhibit 3.4 of Registrant’s Current Report on Form 8-K for event occurring October 12, 2004)

3.12		Certificate of Amendment to Articles of Incorporation effective February 8, 2005 (incorporated by reference to Exhibit 3.5 of Registrant’s Current Report on Form 8-K for event occurring February 8, 2005)

3.13		Certificate of Amendment to Articles of Incorporation effective March 21, 2007 (incorporated by reference to Exhibit 3.13 of Registrant’s Current Report on Form 8-K for event occurring March 21, 2005)

31.1	*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, of Principal Executive Officer and Chief Financial Officer

32.1	*	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101		Interactive data files pursuant to Rule 405 of Regulation S-T.

*Filed herewith.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Concept Energy, Inc.

Date: November 14, 2018	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial Officer

CERTIFICATIONS EXHIBIT 31.1

PRINCIPAL EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER’S RULE 13a-14(a)/15d-14(a)

I, Gene S. Bertcher, certify that:

1)       I have reviewed this annual report of Form 10-Q of New Concept Energy, Inc.;

2)       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made, and is not misleading with respect to the period covered by this report;

3)       Based on my knowledge, the financial statements and other financial information included in this report fairly present, in all material respects, the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this report;

4)       I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15(d)-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13~~(a)~~(a)-15(f) and 15(d)-15(f)) for the Registrant and have:

(a)       Designed such disclosure controls and procedures, or used such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)       Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c)       Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d)       Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

5)       I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a)       All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)       Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

Date: November 14, 2018
/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of New Concept Energy, Inc. (the “Company”) of Form 10-Q for the period ended March 31, 2016, as filed with the Securities Exchange Commission on the date hereof (the “Report”), I, Gene S. Bertcher, President and Chief Financial Officer of the Company, do hereby certify pursuant to 18 U.S.C. §1350 that:

(i) The Report fully complies with the requirements of Section 13(a) or I 5(d) of the Securities Exchange Act of 1934, as amended; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company, at the end of the period indicated and for the periods indicated.

Date: November 14, 2018
/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial Officer