Form 10-K
period 2018-12-31
New Concept Energy, Inc.
filed 2019-04-01
CIK 105744

______________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2018

  OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM             TO

  Commission File Number 000-08187

NEW CONCEPT ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	75-2399477
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)
1603 LBJ Freeway, Suite 750 Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number including area code	(972) 407-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	NYSE American

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

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the NYSE American as of June 30, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $8,216,000 based upon a total of 1,946,935 shares held as of June 30, 2018 by persons believed to be non-affiliates of the Registrant.  The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

 As of March 29, 2019 there were 5,131,934 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

1

NEW CONCEPT ENERGY, INC.

Index to Annual Report on Form 10-K

Fiscal year ended December 31, 2018

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

Recent Stock Issuance; Change in Control

Following its Annual Meeting of Stockholders, held on October 10, 2018, and approval of such action by the stockholders and the NYSE American, the Company, on December 4, 2018, issued an additional 3,000,000 shares of Common Stock to Realty Advisors, Inc. (“RAI”) a related party, for cash of $4,500,000 to increase stockholders’ equity by $4,440,000 after issuance costs. The issuance of 3,000,000 shares of Common Stock resulted in a change in control of the Company, as RAI now owns approximately 59.6% of the outstanding Common Stock. As Gene S. Bertcher is an officer of the Company and of RAI, RAI is deemed to be an “Affiliate” (as defined in Rule 405 under the Securities Act of 1933, as amended). The issuance of the 3,000,000 shares of Common Stock to RAI increased the total number of shares issued and outstanding to 5,131,935 shares. From the proceeds of sale of the Common Stock, $4,000,000, were loaned to American Realty Investors, Inc., a Nevada corporation (“ARL”) a related party, which has its shares of Common Stock listed and traded on the NYSE on a short-term basis, maturing September 30, 2019, at an interest rate of 6% per annum, which interest rate is believed by management to be in excess of the amount and rate of interest that would be available from other sources. The Company anticipates utilizing such funds in the future for drilling expenses, acquisitions and working capital.

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

As of December 31, 2018 the Company has 153 producing wells, 44 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

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

Employees

At December 31, 2018, the Company employed the services of 6 people with the remainder of the work contracted to third parties. The Company believes it maintains good relationships with its employees.  None of the Company’s employees are represented by a collective bargaining group.

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

Marketing

The Company sells its oil and natural gas production to a limited number of purchasers. While there is an available market for crude oil and natural gas production, we cannot be assured that the loss of these purchasers would not have a material impact on the Company. Further a reduction in the market price for oil and gas will have a negative effect on the Company’s financial position.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company’s principal offices are located at 1603 LBJ Freeway Suite 750, Dallas, Texas 75234.  The Company believes this space is presently suitable, fully utilized and will be adequate for the foreseeable future.

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

 According to our independent reserve engineering firm, Lee Keeling & Associates, Inc. as of December 31, 2018, our Proved Reserves in Ohio and West Virginia were approximately 180,000 Mcf of natural gas and 27,541 Bbls of oil.  In addition the Company has probable and possible reserves of 2,088,117 Mcf of natural gas. As of December 31, 2018, the related PV-10 of our total Reserves was approximately $2.9 million from Ohio & West Virginia.

Additional Oil and Gas Information

Production

2018 – 130, 000 Mcf of natural gas and 4, 200 Bbls of oil

2017 – 178, 000 Mcf of natural gas and 5, 100 Bbls of oil

2016 – 155, 000 Mcf of natural gas and 4, 200 Bbls of oil

Average sales price per unit

2018 - $2.91 per Mcf and $61.46 per Bbls

2017 - $3.81 per Mcf and $46.96 per Bbls

2016 - $4.23 per Mcf and $41.58 per Bbls

Productive wells

2018 – 153

2017 – 153

2016 – 153

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

 The decision as to whether to rework existing wells or and or drill new wells is based upon a number of factors including available financing and the market price for both oil and gas. During the last several years the Company has suspended expansion activity for its existing acreage until the price for both oil and gas stabilizes. The Company has evaluated its possible and probable reserves and intends to drill what it anticipate to be four wells during 2019 and 2020 as an anticipated cost of $370,000 per well.

Oil & Gas Reserves

The following table presents our estimated Oil & Gas Reserves as of December 31, 2018.  These estimates correspond with the method used in presenting the “Supplemental Information on Oil and Gas Operations” in Note L to our consolidated financial statements included in this report.

	Gas	Oil
	(MMCF)	(MBBLS)
Oil & Gas Reserves

U.S. Onshore
Proved Producing	180	28
Probable	1566	-
Possible	522	-
Total Oil & Gas Reserves	2,268	28

Well Statistics

The following table sets forth our wells (all natural gas) as of December 31, 2018.

	Wells
	Gross (1)	Net (2)
U.S. Onshore
Producing	153	148
Non-Producing	44	44
Total wells	197	192

(1)  Gross wells are the sum of all wells in which we own an interest.

(2)  Net wells are gross wells multiplied by our fractional working interests on the well.

Acreage Statistics

The following table sets forth our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2018.

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

	2018		2017
	High	Low	High	Low
First Quarter	$2.45	$1.26	$2.70	$1.02
Second Quarter	$4.75	$1.23	$2.10	$1.32
Third Quarter	$6.25	$1.91	$1.54	$1.38
Fourth Quarter	$2.96	$1.36	$1.74	$1.20

On March 26, 2019 the closing price of the Company’s Common Stock was $1.85 per share.  According to the Transfer Agent’s records, at March 31, 2018 the Company’s Common Stock was held by approximately 2,600 holders of record.

Dividends

The Company paid no dividends on its Common Stock in 2018 or 2017.  The Company has not paid cash dividends on its Common stock during at least the last ten fiscal years and it has been the policy of the Board of Directors of the Company to retain all earnings to pay down debt and finance future expansion and development of its businesses.  The payment of dividends, if any, will be determined by the Board of Directors in the future in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Purchases of Equity Securities

The Board of Directors has not authorized the repurchase of any shares of its Common Stock under any share repurchase program, except when stockholders owning less than one round lot (100 shares) so request, the Company will purchase shares at market closing on the last trading day prior to receipt of the certificate(s).  The Company repurchased no shares during 2018.

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

As of December 31, 2018 the Company has 153 producing gas wells, 44 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At December 31, 2018, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At December 31, 2018, the Company had current assets of $4,496, 000 (largely due to the sale of 3,000,000 shares of common stock on December 4, 2018) and current liabilities of $150,000.

Cash and cash equivalents totaled $361,000 at December 31, 2018 and $419,000 at December 31, 2017.  New Concept’s principal sources of cash are property operations, sales of oil and gas, and proceeds from sales of assets.

Net cash provided (used) by continuing operating activities was ($637,000), in 2018, $202,000 in 2017 and ($314,000) in 2016.

Net cash provided (used) in investing activities was ($3,960,000) in 2018, $14,000 in 2017 and $686,000 in 2016.

Net cash provided (used) in financing activities was $4,539, 000 in 2018, $90,000 in 2017 and ($732,000) in 2016.

Results of Operations

Fiscal 2018 as compared to 2017

Revenues: Total revenues from the oil & gas operation was $682,000 in 2018 and $791,000 in 2017. The decrease was due to the rate the Company received for the sale of its natural gas during 2018.

Operating Expenses: Operating expenses for continuing oil & gas operations was $844,000 in 2018 and $1,027, 000 in 2017. This decrease was principally due to a reduction of depreciation and depletion expense of $73,000. The remaining decrease was the result of an overall reduction in operating expenses.

In 2017 pursuant to the requirements of the “full cost ceiling test” for oil & gas companies we recorded a non-cash charge to operations of $ $2.6 million to write down its investment in Ohio and West Virginia. This charge to earnings was caused by a revaluation of the Company’s non- producing oil and gas reserves.

Corporate Expenses were $353,000 in 2018 and $408,000 in 2017. The decrease was principally due to a reduction in payroll expenses.

Interest Expense: Interest Expense was $18,000 in 2018 as compared to $24,000 in 2017. The decrease was due to a reduction in the long term debt.

Fiscal 2017 as compared to 2016

Revenues: Total revenues from the oil & gas operation was $791,000 in 2017 and $764,000 in 2016.  Net revenue for our oil and gas operation increased by $27,000 in 2017 as compared to 2016. Included in 2016 revenue is a onetime fee of $30,000. The increase in revenue in 2017 was principally due to an increase in the quantity of oil and gas produced.

Operating Expenses: Operating expenses for continuing oil & gas operations was $1,027,000 in 2017 and $1,181,000 in 2016. This decrease of $154,000 was principally due to a reduction of depreciation and depletion expense of $174,000. The remaining increase was the result of an overall reduction in operating expenses.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting.  In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework -2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting.  There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

New Concept Energy, Inc.

Attn: Investor Relations

1603 LBJ Freeway, Suite 750

Dallas, Texas 75234

972-407-8400 (Telephone)

The Audit Committee of the Board of Directors is an “audit committee” for the purposes of Section 3(a) (58) of the Exchange Act.  The members of that Committee are Dan Locklear (Chairman), Raymond D. Roberts, and Victor L. Lund.  Mr. Locklear is qualified as an “audit committee financial expert” within the meaning of SEC regulations and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the NYSE American.  All of the members of the Audit Committee meet the independence and experience requirements of the listing standards of the NYSE American.

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

Raymond D. Roberts, age 87, (Independent) Director since June 2015

Mr. Roberts is recently retired. For more than the past five years, he has been Director of Aviation of Stellar Aviation, Inc., a privately held Nevada Corporation, engaged in the business of aircraft (Boeing 737) and logistical management. Mr. Roberts is also a director of American Realty Investors, Inc. (“ARL”), Transcontinental Realty Investors, Inc. (“TCI”) and Income Opportunity Realty Investors, Inc. (IOR”) ARL and TCI common stock are listed and traded on the New York Stock Exchange and IOR common stock is listed and traded on the NYSE American Exchange. Mr. Roberts was also elected as a member of the Governance and Nominating Committee of the Board of Directors of the Registrant.

Gene S. Bertcher, age 70, (Affiliated) Director November 1989 to September 1996 and since June 1999

Mr. Bertcher was elected President and Chief Financial Officer effective November 1, 2004.  He was elected Chairman and Chief Executive Officer in December 2006.  Mr. Bertcher has been Chief Financial Officer and Treasurer of the Company since November 1989 and Executive Vice President from November 1989 until he was elected President.  Also, Mr. Bertcher is Executive Vice-President and Chief Financial Officer of American Realty Investors, Inc. and Transcontinental Realty Investors, Inc., both of which are traded on the NYSE. In addition Mr. Bertcher is Executive Vice-President and Chief Financial Officer Income Opportunity Realty Investors, Inc. which is traded on the NYSE American exchange, positions he has occupied since February 2008.  He has been a certified public accountant since 1973.  Mr. Bertcher is also an officer of Realty Advisors, Inc., and Pillar Income Asset Management, Inc.

Dan Locklear, age 65, (Independent) Director since December 2003

Mr. Locklear has been Chief Financial Officer of Sunridge Management Group, a real estate management company, for more than five years.  Mr. Locklear was formerly employed by Johnstown Management Company, Inc. and Trammel Crow Company.  Mr. Locklear has been a certified public accountant since 1981 and a licensed real estate broker in the State of Texas since 1978.

Victor L. Lund, age 89, (Independent) Director since March 1996

Mr. Lund founded Wedgwood Retirement Inns, Inc. (“Wedgwood”) in 1977, which became a wholly owned subsidiary of the Company in 1996.  For most of Wedgwood’s existence, Mr. Lund was Chairman of the Board, President and Chief Executive Officer, positions he held until Wedgwood was acquired by the Company.

Cecilia Maynard, age 67, Director since January 2019

Ms. Maynard was employed by Pillar Income Asset Management, Inc. (“Pillar”) from January 2011 through December 31, 2018. Pillar is a Nevada corporation which provides management services to other entities. Ms. Maynard has also (since May 31, 2018) been a director, Vice President and Secretary of First Equity Properties, Inc., a Nevada corporation, the common stock of which is registered under Section 12(g) of the Securities Exchange Act of 1934.

Board Committees

The Board of Directors held six meetings during 2018.  For such year, no incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the period that he or she served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.  The Audit Committee was formed on December 12, 2003, and its function is to review the Company’s operating and accounting procedures.  A Charter of the Audit Committee has been adopted by the Board.  The current members of the Audit Committee, all of whom are independent within the SEC regulations, the listing standards of the NYSE American and the Company’s Corporate Governance Guidelines are Messrs. Locklear (Chairman), Roberts and Lund.  Mr. Dan Locklear is qualified as an Audit Committee financial expert within the meaning of SEC regulations, and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the NYSE American. The Audit Committee met four times in 2018.

The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to the corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines.  In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates.  The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance and self-evaluation.  The Charter of the Governance and Nominating Committee was adopted on October 20, 2004.  The members of the Committee are Messrs. Lund (Chairman), Roberts and Ms. Maynard.  The Governance and Nominating Committee met twice in 2018.

The Board has also formed a Compensation Committee of the Board of Directors, adopted a Charter for the Compensation Committee on October 20, 2004, and selected Mr. Roberts (Chairman) and Messrs. Locklear and Ms. Maynard as members of that Committee.  The Compensation Committee met twice in 2018.

The members of the Board of Directors at the date of this Report and the Committees of the Board on which they serve are identified below:

Director	Audit Committee	Governance and Nominating Committee	Compensation Committee
Raymond D Roberts	✓	✓	Chairman
Gene S. Bertcher
Cecilia Maynard		✓	✓
Dan Locklear	Chairman	✓	✓
Victor L. Lund	✓	Chairman

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

Item 11.  Executive Compensation

The following tables set forth the compensation in all categories paid by the Company for services rendered during the fiscal years ended December 31, 2018, 2017 and 2016 by the Chief Executive Officer of the Company and to the other executive officers and Directors of the Company whose total annual salary in 2018 exceeded $50,000.

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

Item 12.  Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 29, 2018.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percent of Class *
Realty Advisors, Inc.	$3,060,000	59.63%

•	based on 5,131,934 shares outstanding at March 29, 2019.

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the directors and executive officers of the Company, as of the close of business on March 29, 2019.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Gene S. Bertcher(1)	-	0%
Raymond Roberts	-	0%
Dan Locklear	-	0%
Victor L. Lund	-	0%

All directors and executive officers as a group (4 people)	-	0%
(1) Mr. Bertcher is also the officer of Realty Advisors, Inc; he disclaims any beneficial ownership of any of the 3,060,000 shares owned by Realty Advisors, Inc.

* Beneficial Ownership means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

** Percentages are based upon 5, 131, 934 shares of Common Stock outstanding at March 29, 2019.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Beginning in 2011 Pillar became the contractual advisor to three other publically traded entities which are related to Realty Advisors, Inc. (“RAI”) through stock ownership by RAI. In addition the relationship with Mr. Bertcher New Concept conducts business with Pillar whereby Pillar provided the Company with services including processing payroll, acquiring insurance and other administrative matters. The Company believes that by purchasing these services through certain large entities it can get lower costs and better service. Pillar does not charge the Company a fee for providing these services. Pillar is a wholly owned subsidiary of Realty Advisors, Inc.

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

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2018 and 2017 by the Company’s principal accounting firm Swalm & Associates, P.C.:

Type of Fees	2018	2017
Audit Fees	$67,000	$67,000
Tax Fees	12,000	12,000
Total Fees	$79,000	$79,000

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

Financial Information Systems Design and Implementation Fees

Swalm & Associates, P.C. did not render professional services to the Company in 2018 with respect to financial information systems design and implementation.

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

PART IV

Item 15.  Exhibits, Financial Statement and Supplementary Schedules

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

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of

New Concept Energy, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Concept Energy, Inc. and Subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes collectively referred to as the “financial statements.” In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of New Concept Energy, Inc. as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with U.S. generally accepted accounting principles.

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

March 29, 2019

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
	December 31,
	2018	2017
Assets

Current assets
Cash and cash equivalents	$ 361	$ 419
Accounts receivable from oil and gas sales	72	67
Current portion note receivable (including $4,017 in 2018 from related parties)	4,063	36
Total current assets	4,496	522

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	2,517	2,721

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	618	661

Note Receivable	251	301

Total assets	$ 7,882	$ 4,205

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(amounts in thousands, except share amounts)

	December 31,
	2018	2017
Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade (including $37 and $412 in 2018 and 2017 due to related parties)	$ 59	$ 446
Accrued expenses	32	29
Current portion of long term debt	59	81
Total current liabilities	150	556

Long-term debt
Notes payable less current portion	201	243
Asset retirement obligation	2,770	2,770
Total liabilities	3,121	3,569

Stockholders' equity
Series B convertible preferred stock, $10 par value, liquidation value
of $100 authorized 100 shares, issued and outstanding one share	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 5,131,934 and 2,036,935 shares
at December 31, 2018 and 2017	51	21
Additional paid-in capital	63,579	59,000
Accumulated deficit	(58,870)	(58,386)
	4,761	636

Total liabilities & stockholders' equity	$ 7,882	$ 4,205

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue
Oil and gas operations, net of royalties	$ 682	$ 791	$ 764
	682	791	764

Operating expenses
Oil & gas operations	844	1,027	1,181
Corporate general and administrative	353	408	352
Impairment of natural gas and oil properties	-	2,626	-
	1,197	4,061	1,533
Operating earnings (loss)	(515)	(3,270)	(769)

Other income (expense)
Interest income (including $17 for the year ended 2018 from related parties)	37	25	23
Interest expense	(18)	(24)	(38)
Gain on prepayment of debt	-	-	888
Gain on sale of land	-	-	50
Bad debt expense (recovery) - note receivable	-	-	-
Other income (expense), net	12	28	(110)
	31	29	813

Earnings (loss) from continuing operations	(484)	(3,241)	44

Earnings from discontinued operations	-	(5)	4

Net income (loss) applicable to common shares	$ (484)	$ (3,246)	$ 48

Net income (loss) per common share-basic and diluted	$ (0.21)	$ (1.59)	$ 0.02

Weighted average common and equivalent shares outstanding - basic	2,358	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
	Year ended December 31,
	2018	2017	2016

Cash flows from operating activities
Net income (loss)	$ (484)	$ (3,246)	$ 48
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	253	396	664
Write-off of assets from discontinued operation	-	25	-
Impairment of oil & gas properties	-	2,626	-
Gain on prepayment of long term debt	-	-	(888)
Gain from sale of land	-	-	(50)
Changes in operating assets and liabilities
Other current and non-current assets	(22)	223	7
Accounts payable and other liabilities	(384)	178	(95)
Net cash provided by (used) in operating activities	(637)	202	(314)

Cash flows from investing activities
Investment in undeveloped land	-	(10)	-
Fixed asset additions	-	-	(52)
Cash from sale of land	-	-	700
Issuance of note receivable - related party	(4,000)
Collections (issuance) of note receivable	40	24	38
Net cash provided by (used) in investing activities	(3,960)	14	686

Cash flows from financing activities
Payment on notes payable	(70)	(73)	(732)
Proceeds from the sale of common stock	4,609	163	-
Net cash provided by (used in) financing activities	4,539	90	(732)

Net increase (decrease) in cash and cash equivalents	(58)	306	(360)
Cash and cash equivalents at beginning of year	419	113	473

Cash and cash equivalents at end of year	$ 361	$ 419	$ 113

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable:	$ 18	$ 24	$ 22
Cash paid for principal on notes payable:	$ 70	$ 73	$ 732

The accompanying notes are an integral part of these consolidated financial statements.

New Concept Energy Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Series B		Common		Additional	Accum-
	Preferred stock		Stock		paid in	ulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2015	1	$ 1	1,947	$ 20	$ 58,838	$ (55,188)	$ 3,671
Net Income						48	48
Balance at December 31, 2016	1	1	1,947	$ 20	$ 58,838	(55,140)	3,719
Issuance of Common Stock			90	$ 1	$ 162		163
Net Income						(3,246)	(3,246)
Balance at December 31, 2017	1	1	2,037	$ 21	$ 59,000	(58,386)	636
Issuance of Common Stock			3,095	$ 30	$ 4,579		4,609
Net Income						(484)	(484)
Balance at December 31, 2018	1	$ 1	5,132	$ 51	$ 63,579	$ (58,870)	$ 4,761

The accompanying notes are an integral part of these consolidated financial statements.

New Concept Energy Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE A – BUSINESS DESCRIPTION AND PRESENTATION

The Company, through its wholly owned subsidiaries Mountaineer State Energy, Inc. and Mountaineer State Operations, LLC, operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia. As of December 31, 2018 the Company has 153 producing oil & gas wells, 44 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

The Company engaged the firm of independent oil and gas engineers Lee Keeling & Associates, Inc. to estimate the net oil and gas reserves.  On the basis of their study, the estimates of future net revenues using a present value discount of 10% were estimated to be $2.7 million at December 31, 2018.

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

Depreciation expense, which is included in operations, was $43,000, $55,000 and $98,000 for 2018, 2017 and 2016, respectively.

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

The Company recorded depletion of mineral rights of $204,000, $259,000 and $310,000 in 2018, 2017 and 2016 respectively.

Segments

The Company operates one primary business segments: oil and gas operations.  Segment data is provided in “Note J” to these consolidated financial statements.

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

Revenue recognition and gas imbalances

We use the sales method of accounting for oil and natural gas revenues.  Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers.  Gas imbalances at December 31, 2018 were not significant.  New Concept also follows the sales method of accounting for natural gas production imbalances and would recognize a liability if the existing reserves were not adequate to cover an imbalance.

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

Asset Retirement Obligation

The Company records an asset retirement obligation liability on the consolidated balance sheets and capitalizes a portion of the cost in “Oil and natural gas properties” during the period in which the obligation is incurred.  The asset retirement obligation is further described in Note M.

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

NOTE C– RELATED PARTIES

Commencing in February 2008, three publicly traded entities needed a chief financial officer, American Realty Investors, Inc. (“ARL”), Transcontinental Realty Investors, Inc. (“TCI”) and Income Opportunity Realty Investors, Inc. (“IOR”), Mr. Bertcher, is a certified public accountant and has a long history in their industry. New Concept made arrangements with the three entities whereby, in addition to his responsibilities to New Concept Mr. Bertcher would be Chief Financial Officer for the three entities. Mr. Bertcher is paid directly for such services by the contractual advisor for the three companies.

Beginning in 2011 Pillar Income Asset Management (“Pillar”) became the contractual advisor to the three publicly traded entities. Pillar is a wholly owned subsidiary of RAI. In addition to the relationship with Mr. Bertcher, New Concept conducts business with Pillar whereby Pillar provided the Company with services including processing payroll, acquiring insurance and other administrative matters. The Company believes that by purchasing these services through certain large entities it can get lower costs and better service. Pillar does not charge the Company a fee for providing these services. The Company reimburses Pillar for the direct cost for such services. In December 2018 the Company had accumulated a balance due to Pillar of approximately $450,000 which was repaid from the proceeds of a stock offering. Mr. Bertcher is an officer of Pillar.

Realty Advisors, Inc., (“RAI”) is a privately owned investment company and by virtue of its stock ownership, the controlling shareholder for the three public entities. Mr. Bertcher is an officer of RAI.

Note D - Notes Receivable

Notes Receivable are comprised of the following (in thousands):

	Interest
	Rate	2018	2017

American Realty Investors, Inc. (a related party) payable upon maturity
in September 2019	6%	4,017	-
Third Party -payable monthly matures in July 2025	6%	297	337
		4,314	337

less: current portion of notes receivable		4,063	36

Notes Receivable		251	301

The Company holds a note receivable from a non related party. The original note was $415,000 payable in 120 monthly payments at 6% interest. Balance due at December 31, 2018 is $297,000 with $46,000 due currently.

Note E - Fixed Assets and oil and natural gas properties

Land, building and furniture, fixtures and equitpment are recorded at cost incurred to acquire the assets.
At Decemer 31, 2018, fixed assets are as follows:

Oil and Gas Properties	2018	2017

Land and improvements	$ 432	$ 432
Buildings and improvements	272	272
Equipment and furnishings	565	565
Total fixed assets	1,269	1,269
Less: Accumulated depletion	(651)	(608)
Net Fixed Assets	$ 618	$ 661

Oil and natural gas properties	2018	2017

Investment in Oil and gas properties	$ 6,493	$ 6,493
Less: Accumulated depreciation	(3,976)	(3,772)
Net oil and gas properties	$ 2,517	$ 2,721

NOTE F – NOTES PAYABLE

Notes payable is comprised of the following (in thousands):

	2018	2017

Bank Debt	289	359
Deferred Borrowing Costs	$ (29)	$ (35)
	$ 260	$ 324

Bank debt represent loans from a bank to finance drilling and equipment at the Company’s oil and gas operation. The interest rate ranges from 5% to 5 ½ %. The loans are collateralized by the Company’s oil & gas leases as well as real property and equipment.

Aggregate annual principal maturities of long-term debt at December 31, 2018 are as follows (in thousands):

2018	59
2019	46
2020	46
2021	46
2022	46
Thereafter	46

$ 289
Deferred borrowing costs	(29)

$ 260

NOTE G – INCOME TAXES

At December 31, 2018, the Company had net operating loss carry forwards of approximately $9.9 million, which expire between 2018 and 2033.

Forms 1120, U.S, Corporation Income Tax Returns, for the years ending December 31, 2018, 2017, 2016 are subject to examination, by the IRS, generally for three years after they are filed.

The following table presents the principal reasons for the difference between the Company's effective tax rate and the United States statutory income tax rate.

	2018	2017	2016
Earned income tax at statutory rate	$ -	$ -	$ 7
Net operating loss utilization	-	0	(7)
Deferred tax asset from NOL carry forwards	2,183	2,058	3,263
Valuation allowance	(2,183)	(2,058)	(3,263)
Reported income tax expense (benefit)	$ 0	$ 0	$ 0

Effective income tax rate	0.00%	0.00%	0.00%

The Company believes that it is more likely than not the benefit of NOL carryforwards will not be realized.
Therefore, a valuation allowance on the related deferred tax assets has been recorded.

NOTE H – STOCKHOLDERS’ EQUITY

Outstanding Preferred Stock

Preferred stock consists of the following (amounts in thousands):
	Year Ended
	December 31,
	2018	2017
Series B convertible preferred stock, $10 par value, liquidation value of $100, authorized 100 shares, issued and outstanding one share	1	1

The Series B preferred stock has a liquidation value of $100 per share. The right to convert expired April 30, 2003.  Dividends at a rate of 6% are payable in cash or preferred shares at the option of the Company.

Outstanding Common Stock

On December 4, 2018, the Company issued an additional 3,000,000 shares of Common Stock to Realty Advisors, Inc. (“RAI”) a related party, for cash of $4,500,000 to increase stockholders’ equity by $4,440,000 after issuance costs. The issuance of 3,000,000 shares of Common Stock resulted in a change in control of the Company, as RAI now owns approximately 59.6% of the outstanding Common Stock. The issuance of the 3,000,000 shares of Common Stock to RAI increased the total number of shares issued and outstanding to 5,131,935 shares.

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

NOTE J – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and assets from continuing operations:

Year ended December 31, 2018	Oil and Gas Operations	Corporate	Total

Operating revenue	$ 682	$ -	$ 682

Operating expenses	597	353	950
Depreciation, depletion and amortization	247	-	247
Lease of Retirement Center	-	-	-
Impairment of oil and gas properties	-	-	-
Total Operating Expenses	844	353	1,197
Interest income	37	-	37
Interest expense	(18)	-	(18)
Other income (expense), net	-	12	12
Segment operating income (loss)	$ (143)	$ (341)	$ (484)
Assets	$ 3,596	$ 4,286	$ 7,882

Year ended December 31, 2017	Oil and Gas Operations	Corporate	Total	Discontinued Operations Retirement Facility

Operating revenue	$ 791	$ -	$ 791	$ 659

Operating expenses	707	408	1,115	358
Depreciation, depletion and amortization	320	-	320	101
Lease of Retirement Center	-	-	-	205
Impairment of oil and gas properties	2,626	-	2,626	-
Total Operating Expenses	3,653	408	4,061	664
Interest income	25	-	25	-
Interest expense	(24)	-	(24)	-
Other income (expense), net	-	28	28	-
Segment operating income (loss)	$ (2,861)	$ (380)	$ (3,241)	$ (5)
Assets	$ 3,903	$ 302	$ 4,205	$ -

Year ended December 31, 2016	Oil and Gas Operations	Corporate	Total	Retirement Facility

Operating revenue	$ 764	$ -	$ 764	$ 2,665

Operating expenses	687	352	1,039	1,496
Depreciation, depletion and amortization	494	-	494	168
Lease of Retirement Center	-	-	-	997
Impairment of oil and gas properties	-	-	-	-
Total Operating Expenses	1,181	352	1,533	2,661
Interest income	23	-	23	-
Interest expense	(38)	-	(38)	-
Gain on prepayment of debt	888	-	888	-
Gain on Sale of Land	-	50	50	-
Other income (expense), net	-	(110)	(110)	-
Segment operating income (loss)	$ 456	$ (572)	$ 44	$ 4
Assets	$ 6,641	$ 291	$ 6,932	$ 246

NOTE K - QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2018, 2017 and 2016.  Amounts shown are in thousands except per share amounts.

	First	Second	Third	Fourth
Year ended December 31, 2018	Quarter	Quarter	Quarter	Quarter

Revenue	$ 204	$ 173	$ 167	$ 138
Operating (expense)	(275)	(239)	(186)	(144)
Corporate general and administrative expense	(75)	(108)	(99)	(71)
Impairment of natural gas and oil properties	-	-	-	-
Other income (expense) net	12	-	(3)	22
Income (loss) allocable to common shareholders	$ (134)	$ (174)	$ (121)	$ (55)
Income (loss) per common share – basic	($0.07)	($0.08)	($0.06)	$0.00

	First	Second	Third	Fourth
Year ended December 31, 2017	Quarter	Quarter	Quarter	Quarter

Revenue	$ 195	$ 243	$ 194	$ 159
Operating (expense)	(256)	(256)	(254)	(261)
Corporate general and administrative expense	(100)	(122)	(95)	(91)
Impairment of natural gas and oil properties	-	-	-	(2,626)
Other income (expense) net	(11)	11	65	(30)
Net income (loss) from continuing operations	(172)	(124)	(90)	(2,849)
Net income (loss) from discontinued operations	13	(11)	(11)	(2)
Income (loss) allocable to common shareholders	$ (159)	$ (135)	$ (101)	$ (2,851)
Income (loss) per common share – basic	($0.08)	($0.07)	($0.05)	($1.39)

	First	Second	Third	Fourth
Year ended December 31, 2016	Quarter	Quarter	Quarter	Quarter

Revenue	$ 219	$ 170	$ 190	$ 185
Operating (expense)	(396)	(233)	(295)	(327)
Corporate general and administrative expense	(166)	(101)	(52)	(33)
Gain on prepayment of debt	-	-	-	888
Gain on sale of land				50
Other income (expense) net	(10)	(7)	(13)	(80)
Net income (loss) from continuing operations	(353)	(171)	(170)	738
Net income (loss) from discontinued operations	57	38	6	(97)
Income (loss) allocable to common shareholders	$ (296)	$ (133)	$ (164)	641
Income (loss) per common share – basic	($0.15)	($0.07)	($0.08)	$0.32

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

	2018
	Gas	Oil;
	(MMCF)	(MBBLS)
Proved developed and undeveloped reserves - January 1,2018	830	69
Purchase of oil and natural gas properties in place	-	-
Discoveries and exclusions	(520)	(37)
Revisions	-	-
Sales of oil and gas properties in place	-	-
Production	(130)	(4)
Proved developed and undeveloped reserves - December 31,2018	180	28
Probable reserves	1,566	-
Possible reserves	522	-
Total reserves - December 31, 2018	2,268	28

Proved developed at beginning of year	830	69

Proved developed reserves at end of year	180	28

36

	2017

	Gas	Oil
	(MMCF)	(MBBLS)
Proved developed and undeveloped reserves - January 1, 2017	3,219	149
Purchase of oil and natural gas properties in place	-	-
Discoveries and exclusions	-	-
Revisions	(2,211)	(75)
Sales of oil and gas properties in place	-	-
Production	(178)	(5)
Proved developed and undeveloped reserves - December 31,2017	830	69
Probable reserves	1,025	0
Possible reserves	342	0
Total reserves - December 31, 2017	2,197	69

Proved developed at beginning of year	1,051	81

Proved developed reserves at end of year	830	69

	2018	2017

Oil and gas sales	$ 682	$ 791
Operating expenses	(597)	(707)
Depreciation, depletion and amortization	(247)	(320)
Impairment of oil & gas properties	-	(2,626)

Results of operations	$ (162)	$ (2,862)

The following table reflects the standardized measure of future net cash flows related to our proved reserves

	2018	2017

Future oil and gas cash inflows	$ 8,292	$ 10,653
Future oil & gas operating expenses	(1,478)	(3,425)
Future development costs	(1,400)	(1,480)
Future tax expense	(590)	(724)
Future net cash flows	$ 4,824	$ 5,024
10% discount to reflect timing of cash flows	(1,853)	(2,303)

	$ 2,971	$ 2,721

(1) Probable Reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves are as likely as not to be recovered.

(2) Possible reserves are those additional reserves that are less certain to be recovered than probable reserves.

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

	2018	2017
Asset retirement obligation, January 1	$ 2,770	$ 2,770
Acquisition of oil and gas properties	-	-
Revisions in the estimated cash flows	-	-
Liability incurred upon acquiring and drilling wells	-	-
Liability settled upon plugging and abandoning wells	-	-
Accretion of discounnt expense	-	-
Asset retirement obligation, December 31	$ 2,770	$ 2,770

NOTE N –SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 29, 2019, the date the financial statements were available to be issued, and has determined that there are none to be reported.

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

NEW CONCEPT ENERGY, INC.

March 29, 2019	by: /s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene S. Bertcher Gene S. Bertcher	Chairman, President, Principal Executive Officer, Chief Financial Officer and Director	March 29, 2019
/s/ Raymond D Roberts Raymond D Roberts	Director	March 29, 2019
/s/ Victor L. Lund Victor L. Lund	Director	March 29, 2019
/s/ Dan Locklear Dan Locklear	Director	March 29, 2019