Form 10-K/A
period 2018-12-31
New Concept Energy, Inc.
filed 2019-04-23
CIK 105744

______________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the NYSE American as of June 30, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $8,216,,000 based upon a total of 1,946,935 shares held as of June 30, 2018 by persons believed to be non-affiliates of the Registrant.  The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

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

	Gas	Oil
	(MMCF)	(MBBLS)
Oil & Gas Reserves

U.S. Onshore
Proved Producing	180	28
Probable	1566	—
Possible	522	—
Total Oil & Gas Reserves	2,268	28

Well Statistics

The following table sets forth our wells (all natural gas) as of December 31, 2018.

	Wells
	Gross (1)	Net (2)
U.S. Onshore
Producing	153	148
Non-Producing	44	44
Total wells	197	192

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

Item 6.  Selected Financial Data

The selected consolidated financial data presented below are derived from the Company’s audited financial statements.

	Year Ended December 31,
	2018	2017	2016
	(amounts in thousands, except per share data)

Operating Revenue	$682	$791	$764
Operating expenses	1,197	4,061	1,533
Operating Profit (loss)	(515)	(3,270)	(769)

Earnings (loss) from continuing operations	(484)	(3,241)	44
Earnings (loss) from discontinued operations	—	(5)	4
NET EARNINGS (LOSS)	$(484)	$(3,246)	$48

Net earnings per share	$(0.21)	$(1.59)	$0.02

Basic weighted average common share	2,358	2,037	1,947

Balance Sheet Data
Total Assets	$7,882	$4,205	$7,178
Long-term debt	201	248	296
Asset Retirement obligation	2,770	2,770	2,770
Total liabilities	3,121	3,569	3,459
Total stockholders equity	$4,761	$636	$3,719

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

SUMMARY COMPENSATION TABLE

							Change in
						Non-	Pension
						Equity	Value and
Name						Incentive	Nonqualified	All
and						Plan	Deferred	Other
Principal				Stock	Option	Compen-	Compensation	Compen-
Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total

Gene S. Bertcher	2017	56,500							$56,500
(1) Chairman,	2016	53,650							$53,650
President & Chief	2015	107,300							$107,300
Financial Officer

(1)	The salary in the above table represents Mr. Bertcher’s compensation paid by the Company; he also receives additional compensation for services to three other publicly traded entities which are unrelated to the Company.

GRANTS OF PLAN-BASED AWARDS

None

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None

OPTION EXERCISES AND STOCK VESTED

None

PENSION BENEFITS

None

NONQUALIFIED DEFERRED COMPENSATION

None

DIRECTOR COMPENSATION
Name	Fees Earned Or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Gene S. Bertcher	$—						$—
Raymond D Roberts	$10,500						$10,500
Dan Locklear	$10,500						$10,500
Victor L. Lund	$10,500						$10,500

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Gene S. Bertcher(1)	—	0%
Raymond Roberts	—	0%
Dan Locklear	—	0%
Victor L. Lund	—	0%

All directors and executive officers as a group (4 people)	—	0%
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

Swalm & Associates, P.C.

We have served as the Company’s auditor since 2008.

Richardson, Texas

March 29, 2019

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31,
	2018	2017
Assets

Current assets
Cash and cash equivalents	$361	$419
Accounts receivable from oil and gas sales	72	67
Current portion note receivable (including $4,017 in 2018 from related parties)	4,063	36
Total current assets	4,496	522

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	2,517	2,721

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	618	661

Note Receivable	251	301

Total assets	$7,882	$4,205

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(amounts in thousands, except share amounts)

	December 31,
	2018	2017
Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade (including $37 and $412 in 2018 and 2017 due to related parties)	$59	$446
Accrued expenses	32	29
Current portion of long term debt	59	81
Total current liabilities	150	556

Long-term debt
Notes payable less current portion	201	243
Asset retirement obligation	2,770	2,770
Total liabilities	3,121	3,569

Stockholders' equity
Series B convertible preferred stock, $10 par value, liquidation value
of $100 authorized 100 shares, issued and outstanding one share	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 5,131,934 and 2,036,935 shares
at December 31, 2018 and 2017	51	21
Additional paid-in capital	63,579	59,000
Accumulated deficit	(58,870)	(58,386)
	4,761	636

Total liabilities & stockholders' equity	$7,882	$4,205

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue
Oil and gas operations, net of royalties	$682	$791	$764
	682	791	764

Operating expenses
Oil & gas operations	844	1,027	1,181
Corporate general and administrative	353	408	352
Impairment of natural gas and oil properties	—	2,626	—
	1,197	4,061	1,533
Operating earnings (loss)	(515)	(3,270)	(769)

Other income (expense)
Interest income (including $17 for the year ended 2018 from related parties)	37	25	23
Interest expense	(18)	(24)	(38)
Gain on prepayment of debt	—	—	888
Gain on sale of land	—	—	50
Bad debt expense (recovery) - note receivable	—	—	—
Other income (expense), net	12	28	(110)
	31	29	813

Earnings (loss) from continuing operations	(484)	(3,241)	44

Earnings from discontinued operations	—	(5)	4

Net income (loss) applicable to common shares	$(484)	$(3,246)	$48

Net income (loss) per common share-basic and diluted	$(0.21)	$(1.59)	$0.02

Weighted average common and equivalent shares outstanding - basic	2,358	1,947	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year ended December 31,
	2018	2017	2016

Cash flows from operating activities
Net income (loss)	$(484)	$(3,246)	$48
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	253	396	664
Write-off of assets from discontinued operation	—	25	—
Impairment of oil & gas properties	—	2,626	—
Gain on prepayment of long term debt	—	—	(888)
Gain from sale of land	—	—	(50)
Changes in operating assets and liabilities
Other current and non-current assets	(22)	223	7
Accounts payable and other liabilities	(384)	178	(95)
Net cash provided by (used) in operating activities	(637)	202	(314)

Cash flows from investing activities
Investment in undeveloped land	—	(10)	—
Fixed asset additions	—	—	(52)
Cash from sale of land	—	—	700
Issuance of note receivable - related party	(4,000)
Collections (issuance) of note receivable	40	24	38
Net cash provided by (used) in investing activities	(3,960)	14	686

Cash flows from financing activities
Payment on notes payable	(70)	(73)	(732)
Proceeds from the sale of common stock	4,609	163	—
Net cash provided by (used in) financing activities	4,539	90	(732)

Net increase (decrease) in cash and cash equivalents	(58)	306	(360)
Cash and cash equivalents at beginning of year	419	113	473

Cash and cash equivalents at end of year	$361	$419	$113

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable:	$18	$24	$22
Cash paid for principal on notes payable:	$70	$73	$732

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Series B		Common		Additional	Accum-
	Preferred stock		Stock		paid in	ulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2015	1	$1	1,947	$20	$58,838	$(55,188)	$3,671
Net Income						48	48
Balance at December 31, 2016	1	1	1,947	$20	$58,838	(55,140)	3,719
Issuance of Common Stock			90	$1	$162		163
Net Income						(3,246)	(3,246)
Balance at December 31, 2017	1	1	2,037	$21	$59,000	(58,386)	636
Issuance of Common Stock			3,095	$30	$4,579		4,609
Net Income						(484)	(484)
Balance at December 31, 2018	1	$1	5,132	$51	$63,579	$(58,870)	$4,761

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

Note D - Notes Receivable

Notes Receivable are comprised of the following (in thousands):

	Interest
	Rate	2018	2017

American Realty Investors, Inc. (a related party)
payable upon maturity in September 2019	6%	4,017	—
Third Party -payable monthly matures in July 2025	6%	297	337
		4,314	337

less: current portion of notes receivable		4,063	36

Notes Receivable		251	301

The Company holds a note receivable from a non related party. The original note was $415,000 payable in 120 monthly payments at 6% interest. Balance due at December 31, 2018 is $297,000 with $46,000 due currently.

Note E - Fixed Assets and oil and natural gas properties

Land, building and furniture, fixtures and equitpment are recorded at cost incurred to acquire the assets.
At Decemer 31, 2018, fixed assets are as follows:

Oil and Gas Properties	2018	2017

Land and improvements	$432	$432
Buildings and improvements	272	272
Equipment and furnishings	565	565
Total fixed assets	1,269	1,269
Less: Accumulated depletion	(651)	(608)
Net Fixed Assets	$618	$661

Oil and natural gas properties	2018	2017

Investment in Oil and gas properties	$6,493	$6,493
Less: Accumulated depreciation	(3,976)	(3,772)
Net oil and gas properties	$2,517	$2,721

NOTE F – NOTES PAYABLE

Notes payable is comprised of the following (in thousands):

	2018	2017

Bank Debt	289	359
Deferred Borrowing Costs	$(29)	$(35)
	$260	$324

Bank debt represent loans from a bank to finance drilling and equipment at the Company’s oil and gas operation. The interest rate ranges from 5% to 5 ½ %. The loans are collateralized by the Company’s oil & gas leases as well as real property and equipment.

Aggregate annual principal maturities of long-term debt at December 31, 2018 are as follows (in thousands):

2018	59
2019	46
2020	46
2021	46
2022	46
Thereafter	46

$289
Deferred borrowing costs	(29)

$260

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

	2018	2017	2016
Earned income tax at statutory rate	$—	$—	$7
Net operating loss utilization	—	0	(7)
Deferred tax asset from NOL carry forwards	2,183	2,058	3,263
Valuation allowance	(2,183)	(2,058)	(3,263)
Reported income tax expense (benefit)	$0	$0	$0

Effective income tax rate	0.00%	0.00%	0.00%

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

NOTE J – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and assets from continuing operations:

Year ended December 31, 2018	Oil and Gas Operations	Corporate	Total

Operating revenue	$682	$—	$682

Operating expenses	597	353	950
Depreciation, depletion and amortization	247	—	247
Lease of Retirement Center	—	—	—
Impairment of oil and gas properties	—	—	—
Total Operating Expenses	844	353	1,197
Interest income	37	—	37
Interest expense	(18)	—	(18)
Other income (expense), net	—	12	12
Segment operating income (loss)	$(143)	$(341)	$(484)
Assets	$3,596	$4,286	$7,882

Year ended December 31, 2017	Oil and Gas Operations	Corporate	Total	Discontinued Operations Retirement Facility

Operating revenue	$791	$—	$791	$659

Operating expenses	707	408	1,115	358
Depreciation, depletion and amortization	320	—	320	101
Lease of Retirement Center	—	—	—	205
Impairment of oil and gas properties	2,626	—	2,626	—
Total Operating Expenses	3,653	408	4,061	664
Interest income	25	—	25	—
Interest expense	(24)	—	(24)	—
Other income (expense), net	—	28	28	—
Segment operating income (loss)	$(2,861)	$(380)	$(3,241)	$(5)
Assets	$3,903	$302	$4,205	$—

Year ended December 31, 2016	Oil and Gas Operations	Corporate	Total	Retirement Facility

Operating revenue	$764	$—	$764	$2,665

Operating expenses	687	352	1,039	1,496
Depreciation, depletion and amortization	494	—	494	168
Lease of Retirement Center	—	—	—	997
Impairment of oil and gas properties	—	—	—	—
Total Operating Expenses	1,181	352	1,533	2,661
Interest income	23	—	23	—
Interest expense	(38)	—	(38)	—
Gain on prepayment of debt	888	—	888	—
Gain on Sale of Land	—	50	50	—
Other income (expense), net	—	(110)	(110)	—
Segment operating income (loss)	$456	$(572)	$44	$4
Assets	$6,641	$291	$6,932	$246

NOTE K - QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2018, 2017 and 2016.  Amounts shown are in thousands except per share amounts.

	First	Second	Third	Fourth
Year ended December 31, 2018	Quarter	Quarter	Quarter	Quarter

Revenue	$204	$173	$167	$138
Operating (expense)	(275)	(239)	(186)	(144)
Corporate general and administrative expense	(75)	(108)	(99)	(71)
Impairment of natural gas and oil properties	—	—	—	—
Other income (expense) net	12	—	(3)	22
Income (loss) allocable to common shareholders	$(134)	$(174)	$(121)	$(55)
Income (loss) per common share – basic	$(0.07)	$(0.08)	$(0.06)	$0.00

	First	Second	Third	Fourth
Year ended December 31, 2017	Quarter	Quarter	Quarter	Quarter

Revenue	$195	$243	$194	$159
Operating (expense)	(256)	(256)	(254)	(261)
Corporate general and administrative expense	(100)	(122)	(95)	(91)
Impairment of natural gas and oil properties	—	—	—	(2,626)
Other income (expense) net	(11)	11	65	(30)
Net income (loss) from continuing operations	(172)	(124)	(90)	(2,849)
Net income (loss) from discontinued operations	13	(11)	(11)	(2)
Income (loss) allocable to common shareholders	$(159)	$(135)	$(101)	$(2,851)
Income (loss) per common share – basic	$(0.08)	$(0.07)	$(0.05)	$(1.39)

	First	Second	Third	Fourth
Year ended December 31, 2016	Quarter	Quarter	Quarter	Quarter

Revenue	$219	$170	$190	$185
Operating (expense)	(396)	(233)	(295)	(327)
Corporate general and administrative expense	(166)	(101)	(52)	(33)
Gain on prepayment of debt	—	—	—	888
Gain on sale of land				50
Other income (expense) net	(10)	(7)	(13)	(80)
Net income (loss) from continuing operations	(353)	(171)	(170)	738
Net income (loss) from discontinued operations	57	38	6	(97)
Income (loss) allocable to common shareholders	$(296)	$(133)	$(164)	641
Income (loss) per common share – basic	$(0.15)	$(0.07)	$(0.08)	$0.32

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

	2018
	Gas	Oil
	(MMCF)	(MBBLS)
Proved developed and undeveloped reserves - January 1,2018	830	69
Purchase of oil and natural gas properties in place	—	—
Discoveries and exclusions	(520)	(37)
Revisions	—	—
Sales of oil and gas properties in place	—	—
Production	(130)	(4)
Proved developed and undeveloped reserves - December 31,2018	180	28
Probable reserves	1,566	—
Possible reserves	522	—
Total reserves - December 31, 2018	2,268	28

Proved developed at beginning of year	830	69

Proved developed reserves at end of year	180	28

36

	2017

	Gas	Oil
	(MMCF)	(MBBLS)

Proved developed and undeveloped reserves - January 1, 2017	3,219	149
Purchase of oil and natural gas properties in place	—	—
Discoveries and exclusions	—	—
Revisions	(2,211)	(75)
Sales of oil and gas properties in place	—	—
Production	(178)	(5)
Proved developed and undeveloped reserves - December 31,2017	830	69
Probable reserves	1,025	0
Possible reserves	342	0
Total reserves - December 31, 2017	2,197	69

Proved developed at beginning of year	1,051	81

Proved developed reserves at end of year	830	69

	2018	2017

Oil and gas sales	$682	$791
Operating expenses	(597)	(707)
Depreciation, depletion and amortization	(247)	(320)
Impairment of oil & gas properties	—	(2,626)

Results of operations	$(162)	$(2,862)

The following table reflects the standardized measure of future net cash flows related to our proved reserves
	2018	2017

Future oil and gas cash inflows	$8,292	$10,653
Future oil & gas operating expenses	(1,478)	(3,425)
Future development costs	(1,400)	(1,480)
Future tax expense	(590)	(724)
Future net cash flows	$4,824	$5,024
10% discount to reflect timing of cash flows	(1,853)	(2,303)

	$2,971	$2,721

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