Form 10-Q
period 2019-06-30
New Concept Energy, Inc.
filed 2019-08-13
CIK 105744

______________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2019

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO

Commission File Number 000-08187

NEW CONCEPT ENERGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada		75-2399477
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
1603 LBJ Freeway Suite 800 Dallas, Texas
(Address of principal executive offices)
75234
(Zip Code)
(972) 407-8400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	GBR	NYSE AMERICAN

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	5,131,934 shares
(Class)	(Outstanding at August 13, 2019)

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended June 30, 2019

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	June 30, 2019	December 31, 2018

Assets

Current assets
Cash and cash equivalents	$175	$361
Accounts receivable from oil and gas sales	77	72
Current portion note receivable (including $4,136 and $4,017 in 2019 and 2018 from related parties	4,179	4,063
Other current assets	23	—
Total current assets	4,454	4,496

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	2,492	2,517

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	675	618

Note receivable	231	251

Total assets	$7,852	$7,882

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(dollars in thousands, except par value amount)

	June 30, 2019	December 31, 2018

Liabilities and stockholders' equity

Current liabilities
Accounts payable - (including $59 and $37 due to related parties in 2019 and 2018)	$85	$59
Accrued expenses	13	32
Current portion of long term debt	51	59
Total current liabilities	149	150

Long-term debt
Notes payable less current portion	187	201
Asset retirement obligation	2,770	2,770
Total liabilities	3,106	3,121

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,131,934 and 2,036,935 shares at June 30, 2019 and December 31, 2018	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(58,885)	(58,870)

Total shareholder equity	4,746	4,761

Total liabilities & equity	$7,852	$7,882

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2019	2018	2019	2018
Revenue
Oil and gas operations, net of royalties	$164	$173	$344	$377

Operating expenses
Oil and gas operations	231	239	410	514
Corporate general and administrative	134	108	222	183
Total Operating Expenses	365	347	632	697
Operating earnings (loss)	(201)	(174)	(288)	(320)

Other income (expense)
Interest income	64	4	129	11
Interest expense	(4)	(5)	(9)	(11)
Other income (expense), net	—	1	153	12
Expense	60	0	273	12

Net income (loss) applicable to common shares	$(141)	$(174)	$(15)	$(308)

Net income (loss) per common share-basic and diluted	$(0.03)	$(0.08)	$(0.00)	$(0.14)

Weighted average common and equivalent shares outstanding - basic	5,132	2,132	5,132	2,132

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Six Months Ended
	June 30,
	2019	2018

Cash flows from operating activities
Net income (loss)	$(15)	$(308)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	46	128
Other current and non-current assets	(124)	44
Accounts payable and other liabilities	(7)	(137)
Net cash provided by (used) in operating activities	(86)	(273)

Cash flows from investing activities
Fixed asset additions	(69)
Investment in mineral rights	(7)	—
Net cash provided by (used in) investing activities	(76)	—

Cash flows from financing activities

Payment on notes payable	(24)	(39)
Sale of common stock	—	171
Net cash provided by (used in) financing activities	(24)	132

Net increase (decrease) in cash and cash equivalents	(186)	(141)
Cash and cash equivalents at beginning of year	361	419

Cash and cash equivalents at end of period	$175	$278

Supplemental disclosures of cash flow information
Cash paid for principal on notes payable	$15	$39

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)

	Series B		Common Stock		Additional	Accum-
	Preferred stock				paid in	ulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at December 31, 2017	1	$1	2,037	$21	$59,000	(58,386)	636
Net Income						(134)	(134)
Balance at June 30, 2018	1	$1	2,037	$21	$59,000	$(58,520)	$502

Balance at December 31, 2018	1	$1	5,132	$51	$63,579	(58,870)	4,761
Net Income						(15)	(15)
Balance at June 30, 2019	1	$1	5,132	$51	$63,579	$(58,885)	$4,746

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2018.  Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2019.

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

NOTE F:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 13, 2019, the date the financial statements were available to be issued, and determined that there are none to be reported.

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

Liquidity and Capital Resources

At June 30, 2019, the Company had current assets of $4,454,000 and current liabilities of $149,000.

Cash and cash equivalents at June 30, 2019 were $175,000 as compared to $361,000 at December 31, 2018.

Net cash used in operating activities was $86,000 for the six months ended June 30, 2019.

Net cash used in investing activities was $76,000 for the six months ended June 30, 2019

Net cash used in financing activities was $24,000 for the six months ended June 30, 2019.

Results of Operations

Comparison of the three months ended June 30, 2019 to the same period in 2018

The Company reported a net loss of $141,000 for three months ended June 30, 2019, as compared to a net loss of $174,000 for the similar period in 2018.

For the three months ended June 30, 2019, the Company recorded oil and gas revenues of $164,000 as compared to $173,000 for the comparable period of 2018. The decrease was principally due to a lower price received for the sale of natural gas.

For the three months ended June 30, 2019, the Company recorded oil and gas operating expenses of $231,000 as compared to $239,000 for the comparable period of 2018.

For the three months ended June 30, 2019, corporate general & administrative expenses were $134, 000 as compared to $108,000 for the comparable periods in 2018.  The increase was due to an increase in general operating expenses

Comparison of the six months ended June 30, 2019 to the same period in 2018

The Company reported a net loss of $15,000 for the six months ended June 30, 2019, as compared to a net loss of $308,000 for the similar period in 2018.

For the six months ended June 30, 2019, the Company recorded oil and gas revenues of $344,000 as compared to $377,000 for the comparable period of 2018. The decrease was principally due to a lower price received for the sale of natural gas.

For the six months ended June 30, 2019, the Company recorded oil and gas operating expenses of $410,000 as compared to

$514, 000 for the comparable period of 2018. The decrease was principally due to lower depletion and depreciation and general operating expenses in 2019

For the six months ended June 30, 2019, corporate general & administrative expenses were $222,000 as compared to $183,000 for the comparable periods in 2018.  The increase was due to an increase in general operating expenses.

For the six months ended June 30, 2019, other income was $153,000 as compared to $12,000 for the comparable periods in 2018.  In the first quarter of 2019 the Company received $136,000 as payment for a receivable the Company had written off in previous years

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:  A number of the matters and subject areas discussed in this filing that are not historical or current facts deal with potential future circumstances, operations and prospects.  The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience involving any one or more of such matters and subject areas relating to interest rate fluctuations, the ability to obtain adequate debt and equity financing, demand, pricing, competition, construction, licensing, permitting, construction delays on new developments, contractual and licensure, and other delays on the disposition, transition, or restructuring of currently or previously owned, leased or managed properties in the Company’s portfolio, and the ability of the Company to continue managing its costs and cash flow while maintaining high occupancy rates and market rate charges in its retirement community.  The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company’s current expectations regarding the relevant matter of subject area.  These and other risks and uncertainties are detailed in the Company’s reports filed with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

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

New Concept Energy, Inc.

Date: August 13, 2019	By:	/s/ Gene Bertcher
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

4)       I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15(d)-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f)) for the Registrant and have:

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

(b)       Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

Dated: August 13, 2019
	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Principal Executive Officer
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

Dated: August 13, 2019
	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Principal Executive Officer
President and Chief Financial Officer