Form 10-Q
period 2019-09-30
New Concept Energy, Inc.
filed 2019-11-14
CIK 105744

______________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: [ ] No: [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	5,131,934 shares
(Class)	(Outstanding at November 12, 2019)

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended September 30, 2019

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Assets

Current assets
Cash and cash equivalents	$42	$361
Accounts receivable from oil and gas sales	69	72
Current portion notes receivable (including $4,120 and 4,017 due to related parties in 2019 and 2018)	4,162	4,063
Other current assets	11	—
Total current assets	4,284	4,496

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	799	2,517

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	671	618

Other assets	222	251

Total assets	$5,976	$7,882

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(amounts in thousands, except par value amounts)

	September 30, 2019	December 31, 2018

Liabilities and stockholders' equity

Current liabilities
Accounts payable (includes $117 and $37 due to related parties in 2019 and 2018)	$519	$59
Accrued expenses	29	32
Current portion of long term debt	51	59
Total current liabilities	599	150

Long-term debt
Notes payable less current portion	181	201
Asset retirement obligation	2,770	2,770
Total liabilities	3,550	3,121

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 5,131,934 shares at
September 30, 2019 and December 31, 2018	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(61,205)	(58,870)

Total Shareholder Equity	2,426	4,761

Total liabilities & equity	$5,976	$7,882

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2019	2018	2019	2018
Revenue
Oil and gas operations, net of royalties	$127	$167	$471	$544

Operating expenses
Oil and gas operations	176	186	586	700
Corporate general and administrative	92	99	314	282
Impairment of oil and natural gas properties	2,285	—	2,285	—
Total operating expenses	2,553	285	3,185	982
Operating earnings (loss)	(2,426)	(118)	(2,714)	(438)

Other income (expense)
Interest income	63	5	192	16
Interest expense	(3)	(6)	(12)	(17)
Other income (expense)	46	(2)	199	10
	106	(3)	379	9

Net (loss) applicable to common shares	(2,320)	(121)	(2,335)	(429)

Net income (loss) per common share-basic and diluted	$(0.45)	$(0.02)	$(0.45)	$(0.08)

Weighted average common and equivalent shares outstanding - basic	5,132	5,132	5,132	5,132

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Nine Months Ended
	September 30,
	2019	2018

Cash flows from operating activities
Net income (loss)	$(2,335)	$(429)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	67	197
Changes in operating assets and liabilities
Other current and non-current assets	(78)	46
Accounts payable and other liabilities	456	(78)
Impairment of oil and natural gas properties	2,285
Net cash provided by (used) in operating activities	395	(264)

Cash flows from investing activities
Investment in drilling costs	(612)	—
Fixed asset additions	(70)	—
Net cash provided by (used in) investing activities	(682)	—

Cash flows from financing activities

Payment on notes payable	(32)	(54)
Sale of common stock	—	171
Net cash provided by (used in) financing activities	(32)	117

Net increase (decrease) in cash and cash equivalents	(319)	(147)
Cash and cash equivalents at beginning of year	361	419

Cash and cash equivalents at end of period	$42	$272

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable	$12	$17

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)

	Series B				Additional	Accum-
	Preferred stock		Common Stock		paid in	ulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at December 31, 2017	1	$1	2,037	$21	$59,000	(58,386)	636
Issuance of Common Stock			95	$1	170		171
Net Loss						(429)	(429)
Balance at September 30, 2018	1	$1	2,132	$22	$59,170	$(58,815)	$378

Balance at December 31, 2018	1	$1	5,132	$51	$63,579	(58,870)	4,761
Net Loss						(2,335)	(2,335)
Balance at September 30, 2019	1	$1	5,132	$51	$63,579	$(61,205)	$2,426

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2018.  Operating results for the three and six month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2019.

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

In September 2019 the Company unsuccessfully drilled a well which resulted in dry hole. As the well did not prove up the estimated probable and possible reserves, the Company had to deem the applicable reserve estimates as impaired. In the third quarter the company booked an impairment expense of $2,285,000 which represents a reduction of both the estimated probable and possible reserves as well as the cost of drilling the failed well.

NOTE E: LIQUIDITY

The Company’s ability to meet current cash obligations relies on cash received from current operations and the collection of notes receivable. The Company is evaluating business opportunities to provide both additional income and cash flow.

NOTE F: CONTINGENCIES

Litigation. The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of its business and, in the opinion of management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards. At September 30, 2019, the Company had a deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At September 30, 2019, the Company had current assets of $4,284,000 and current liabilities of $599,000.

Cash and cash equivalents at September 30, 2019 were $42,000 as compared to $361,000 at December 31, 2018.

Net cash provided in operating activities was $395,000 for the nine months ended September 30, 2019.

Net cash used in investing activities was $682,000 for the nine months ended September 30, 2019.

Net cash used in financing activities was $32,000 for the nine months ended September 30, 2019.

Results of Operations

Comparison of the three months ended September 30, 2019 to the same period in 2018

The Company reported a net loss of $2,320,000 for three months ended September 30, 2019, as compared to net loss of $121,000 for the similar period in 2018.

For the three months ended September 30, 2018, the Company recorded oil and gas revenues of $127,000 as compared to

$167,000 for the comparable period of 2018. The decrease was principally due to a decrease in the rate the Company received for the sale of its natural gas.

For the three months ended September 30, 2019, the Company recorded oil and gas operating expenses of $2,461,000 as compared to $186,000 for the comparable period of 2018. Included in the 2019 expenses in an impairment expense of $2,285,000. In September 2019 the Company unsuccessfully drilled a well which resulted in dry hole. As the well did not prove up the estimated probable and possible reserves, the Company had to deem the applicable reserve estimates as impaired. In the third quarter the company booked an impairment expense of $2,285,000 which represents a reduction of both the estimated probable and possible reserves as well as the cost of drilling the failed well.

For the three months ended September 30, 2019, corporate general & administrative expenses were $92,000 as compared to $99,000 for the comparable periods in 2018.

Comparison of the nine months ended September 30, 2019 to the same period in 2018

The Company reported a net loss of $2,335,000 for nine months ended September 30, 2019, as compared to net loss of $429,000 for the similar period in 2018.

For the nine months ended September 30, 2019, the Company recorded oil and gas revenues of $471,000 as compared to $544,000 for the comparable period of 2018. The decrease was due to the rate the Company received for the sale of its natural gas during 2019.

For the nine months ended September 30, 2019, the Company recorded oil and gas operating expenses of $2,871,000 as compared to $700,000 for the comparable period of 2018. Included in the 2019 expenses in an impairment expense of $2,285,000. In September 2019 the Company drilled a dry hole which cause a revaluation of the Company’s oil and gas reserves.

For the nine months ended September 30, 2019, corporate general & administrative expenses were $314,000 as compared to $282,000 for the comparable periods in 2018.  The increase was due to an increase in general operating expenses.

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

New Concept Energy, Inc.

Date: November 14, 2019	By:	/s/ Gene Bertcher
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

Dated: November 14, 2019

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

Dated: November 14, 2019

/s/ Gene S. Bertcher Gene S. Bertcher, Principal Executive Officer, President and Chief Financial Officer