Form 10-K
period 2019-12-31
New Concept Energy, Inc.
filed 2020-03-27
CIK 105744

______________________________________________________________________________________________

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2019

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
1

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the NYSE American as of June 30, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $3,582,,000 based upon a total of 1,946,935 shares held as of June 30, 2019 by persons believed to be non-affiliates of the Registrant.  The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 25, 2020 there were 5,131,934 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

2

NEW CONCEPT ENERGY, INC.

Index to Annual Report on Form 10-K

Fiscal year ended December 31, 2019

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

Recent Stock Issuance; Change in Control

"See Item 12 below for a description of the sale by the Company of 3,000,000 shares of common stock on December 4, 2018 to a now related party and the resulting change in control of the Company."

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

As of December 31, 2019 the Company has 153 producing wells, 44 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

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

Insurance

The Company currently maintains property and liability insurance intended to cover claims in its oil and gas operations, and corporate operations.  The provision of personal services entails an inherent risk of liability compared to more institutional long-term care communities.  The Company also carries property insurance on each of its owned and leased properties, as appropriate.

Employees

At December 31, 2019, the Company employed the services of 5 people with the remainder of the work contracted to third parties. The Company believes it maintains good relationships with its employees.  None of the Company’s employees are represented by a collective bargaining group.

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

Available Information

The Company maintains an internet website at www.newconceptenergy.com.  The Company has available through the website, free of charge, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”) and amendments to those reports as soon as rea-sonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission.  In addition, the Company has posted the charters for our Audit Committee, Compensation Committee and Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence and other information on the website.  These charters and principles are not incorporated in this Report by reference.  The Company will also provide a copy of these documents free of charge to stockholders upon request.  The Company issues Annual Reports containing audited financial statements to its common stockholders.

Item 1A.  Risk Factors

Risks Related to the Company

During 2020, a strain of coronavirus (“COVID – 19”) was reported worldwide, resulting in decreased economic activity and concerns about the pandemic, which would adversely affect the broader global economy. At this point, the extent to which COVID – 19 may impact the global economy and our business is uncertain, but pandemics or other significant public health events could have a material adverse effect on our business and results of operations.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company’s principal offices are located at 1603 LBJ Freeway Suite 800, Dallas, Texas 75234.  The Company believes this space is presently suitable, fully utilized and will be adequate for the foreseeable future.

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

 According to our independent reserve engineering firm, Lee Keeling & Associates, Inc. as of December 31, 2019, our Proved Reserves in Ohio and West Virginia were approximately 354,000 Mcf of natural gas and 29,105 Bbls of oil.  As of December 31, 2019, the related PV-10 of our total Reserves was approximately $1 million from Ohio & West Virginia.

Additional Oil and Gas Information

Production

2019 – 129,000 Mcf of natural gas and 4,000 Bbls of oil
2018 – 130, 000 Mcf of natural gas and 4, 200 Bbls of oil
2017 – 178, 000 Mcf of natural gas and 5, 100 Bbls of oil

Average sales price per unit

2019 - $2.79 per Mcf and $52.89 per Bbls
2018 - $2.91 per Mcf and $61.46 per Bbls
2017 - $3.81 per Mcf and $46.96 per Bbls

Productive wells

2019 – 153
2018 – 153
2017 – 153

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

In connection with the acquisition, the Company formulated a development plan to rework existing wells, to improve production using modern technology, and to follow up with the drilling of new wells. The Company’s plan is to use the current knowledge of the area and new technologies available to rework its existing wells.

The decision as to whether to rework existing wells is based upon a number of factors including available financing and the market price for both oil and gas. During the last several years the Company has suspended expansion activity for its existing acreage until the price for both oil and gas stabilizes.

Oil & Gas Reserves

The following table presents our estimated Oil & Gas Reserves as of December 31, 2019.  These estimates correspond with the method used in presenting the “Supplemental Information on Oil and Gas Operations” in Note L to our consolidated financial statements included in this report.

	Gas	Oil
	(MMCF)	(MBBLS)
Oil & Gas Reserves

U.S. Onshore
Proved Producing	353	29
Proved Non Producing	1	—

Total Oil & Gas Reserves	354	29

Well Statistics

The following table sets forth our wells (all natural gas) as of December 31, 2019.

	Wells
	Gross (1)	Net (2)
U.S. Onshore
Producing	153	148
Non-Producing	44	44
Total wells	197	192

(1)  Gross wells are the sum of all wells in which we own an interest.

(2)  Net wells are gross wells multiplied by our fractional working interests on the well.

Acreage Statistics

The following table sets forth our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2019.

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

(4) Possible reserves are those additional reserves that are less certain to be recovered than probable reserves

Item 3.  Legal Proceedings

The Company has been named as a defendant in lawsuits in the ordinary course of business.  Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

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

	2019		2018
	High	Low	High	Low
First Quarter	$2.24	$1.50	$2.45	$1.26
Second Quarter	$2.39	$1.66	$4.75	$1.23
Third Quarter	$1.88	$1.41	$6.25	$1.91
Fourth Quarter	$1.47	$1.20	$2.96	$1.36

On March 25, 2020 the closing price of the Company’s Common Stock was $0.64 per share.  According to the Transfer Agent’s records, at February 17, 2019 the Company’s Common Stock was held by approximately 2,545 holders of record.

Dividends

The Company paid no dividends on its Common Stock in 2019 or 2018.  The Company has not paid cash dividends on its Common stock during at least the last ten fiscal years and it has been the policy of the Board of Directors of the Company to retain all earnings to pay down debt and finance future expansion and development of its businesses.  The payment of dividends, if any, will be determined by the Board of Directors in the future in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

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

Item 6.  Selected Financial Data

The selected consolidated financial data presented below are derived from the Company’s audited financial statements.

	Year Ended December 31,
	2019	2018	2017
	(amounts in thousands, except per share data)

Operating Revenue	$590	$682	$791
Operating expenses	3,383	1,197	4,061
Operating Profit (loss)	(2,793)	(515)	(3,270)

Earnings (loss) from continuing operations	(2,352)	(484)	(3,241)
Earnings (loss) from discontinued operations	—	—	(5)
NET EARNINGS (LOSS)	$(2,352)	$(484)	$(3,246)

Net earnings per share	$(0.46)	$(0.21)	$(1.59)

Basic weighted average common share	5,132	2,358	2,037

Balance Sheet Data
Total Assets	$5,790	$7,882	$4,205
Long-term debt	177	201	248
Asset Retirement obligation	2,770	2,770	2,770
Total liabilities	3,381	3,121	3,569
Total stockholders equity	$2,409	$4,761	$636

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

As of December 31, 2019 the Company has 153 producing gas wells, 44 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

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

The Company’s allowance for doubtful accounts receivable and notes receivable is based on an analysis of the risk of loss on specific accounts.  The analysis places particular emphasis on past due accounts.  Management considers such information as the nature and age of the receivable, the payment history, customer or other debtor and the financial condition of the debtor.  Management’s estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change.

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At December 31, 2019, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At December 31, 2019, the Company had current assets of $4,141,000 (largely due to the sale of 3,000,000 shares of common stock on December 4, 2018 and current liabilities of $434,000.

Cash and cash equivalents totaled $22,000 at December 31, 2019 and $361,000 at December 31, 2018.  New Concept’s principal sources of cash are, sales of oil and gas, interest and proceeds from sales of assets

Net cash provided (used) by continuing operating activities was $369,000, in 2019, ($637,000) in 2018 and $202,000 in 2017.

Net cash provided (used) in investing activities was ($664,000) in 2019, ($3,960,000) in 2018 and $14,000 in 2017.

Net cash provided (used) in financing activities was ($44,000) 2019, $4,539,000 in 2018 and $90,000 in 2017.

Results of Operations

Fiscal 2019 as compared to 2018

Revenues: Total revenues from the oil & gas operation was $590,000 in 2019 and $682,000 in 2018. The decrease was due to the rate the Company received for the sale of its natural gas during 2019.

Operating Expenses: Operating expenses for continuing oil & gas operations was $686,000 in 2019 and $844,000 in 2018. This decrease was principally due to a reduction of depreciation and depletion expense of $166,000.

In 2019 pursuant to the requirements of the “full cost ceiling test” for oil & gas companies we recorded a non-cash charge to operations of $ $2.3 million to write down its investment in West Virginia. In September 2019 the Company unsuccessfully drilled a well which resulted in dry hole. As the well did not prove up the estimated probable and possible reserves, the Company had to deem the applicable reserve estimates as impaired. In the third quarter the company booked an impairment expense of $2,285,000 which represents a reduction of both the estimated probable and possible reserves as well as the cost of drilling the failed well. This charge to earnings was caused by a revaluation of the Company’s non- producing oil and gas reserves.

Corporate Expenses were $412,000 in 2019 and $353,000 in 2018. The increase was principally due to an increase in consulting expenses.

Interest Income: Interest Income was $237,000 in 2019 as compared to $37,000 in 2018. The increase was due to the interest earned from investing the proceeds from the issuance and sale of common stock in December 2018.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting.  In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework -2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting.  There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

It is the Board’s objective that a majority of the Board consists of independent directors.  For a director to be considered “independent”, the Board must determine that the director does not have any direct or indirect material relationship with the Company.  The Board has established guidelines to assist it in determining director independence, which conform to, or are more exacting than, the independence requirements in the NYSE American Stock Exchange listing rules.  The independence guidelines are set forth in the Company’s “Corporate Governance Guidelines”.  The text of this document has been posted on the Company’s internet website at http://www.newconceptenergy.com, and is available in print to any stockholder who requests it.  In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independent determination.

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

New Concept Energy, Inc.

Attn: Investor Relations

1603 LBJ Freeway, Suite 750

Dallas, Texas 75234

972-407-8400 (Telephone)

The Audit Committee of the Board of Directors is an “audit committee” for the purposes of Section 3(a) (58) of the Exchange Act.  The members of that Committee are Dan Locklear (Chairman), Raymond D. Roberts, Cecilia Maynard and Victor L. Lund.  Mr. Locklear is qualified as an “audit committee financial expert” within the meaning of SEC regulations and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the NYSE American.  All of the members of the Audit Committee meet the independence and experience requirements of the listing standards of the NYSE American.

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

Raymond D. Roberts, age 88, (Independent) Director since June 2015

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

Gene S. Bertcher, age 72, (Affiliated) Director November 1989 to September 1996 and since June 1999

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

Dan Locklear, age 67, (Independent) Director since December 2003

Mr. Locklear has been Chief Financial Officer of Sunridge Management Group, a real estate management company, for more than five years.  Mr. Locklear was formerly employed by Johnstown Management Company, Inc. and Trammel Crow Company.  Mr. Locklear has been a certified public accountant since 1981 and a licensed real estate broker in the State of Texas since 1978.

Victor L. Lund, age 90, (Independent) Director since March 1996

Mr. Lund founded Wedgwood Retirement Inns, Inc. (“Wedgwood”) in 1977, which became a wholly owned subsidiary of the Company in 1996.  For most of Wedgwood’s existence, Mr. Lund was Chairman of the Board, President and Chief Executive Officer, positions he held until Wedgwood was acquired by the Company.

Cecilia Maynard, age 68, Director since January 2019

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

Board Committees

The Board of Directors held six meetings during 2019.  For such year, no incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the period that he or she served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.  The Audit Committee was formed on December 12, 2003, and its function is to review the Company’s operating and accounting procedures.  A Charter of the Audit Committee has been adopted by the Board.  The current members of the Audit Committee, all of whom are independent within the SEC regulations, the listing standards of the NYSE American and the Company’s Corporate Governance Guidelines are Messrs. Locklear (Chairman), Roberts and Lund.  Mr. Dan Locklear is qualified as an Audit Committee financial expert within the meaning of SEC regulations, and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the NYSE American. The Audit Committee met four times in 2019.

The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to the corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines.  In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates.  The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance and self-evaluation.  The Charter of the Governance and Nominating Committee was adopted on October 20, 2004.  The members of the Committee are Messrs. Lund (Chairman), Roberts and Ms. Maynard.  The Governance and Nominating Committee met twice in 2019.

The Board has also formed a Compensation Committee of the Board of Directors, adopted a Charter for the Compensation Committee on October 20, 2004, and selected Mr. Roberts (Chairman) and Messrs. Locklear and Ms. Maynard as members of that Committee.  The Compensation Committee met twice in 2019.

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

Item 11.  Executive Compensation

The following tables set forth the compensation in all categories paid by the Company for services rendered during the fiscal years ended December 31, 2019, 2018 and 2017 by the Chief Executive Officer of the Company and to the other executive officers and Directors of the Company whose total annual salary in 2018 exceeded $50,000.

SUMMARY COMPENSATION TABLE

Change in
							Non-	Pension
							Equity	Value and
Name							Incentive	Nonqualified	All
and							Plan	Deferred	Other
Principal					Stock	Option	Compen-	Compensation	Compen-
Position	Year		Salary	Bonus	Awards	Awards	sation	Earnings	sation		Total

Gene S. Bertcher (1) Chairman, President & Chief Financial Officer	2019 2018 2017	$ $ $	56,500 56,500 53,650							$ $ $	56,500 56,500 53,650

(1)	The salary in the above table represents Mr. Bertcher’s compensation paid by the Company; he also receives additional compensation for services to three other publicly traded entities which are unrelated to the Company.

GRANTS OF PLAN-BASED AWARDS

None

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None

 OPTION EXERCISES AND STOCK VESTED

None

PENSION BENEFITS

None

NONQUALIFIED DEFERRED COMPENSATION

None

DIRECTOR COMPENSATION
Name	Fees Earned Or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Gene S. Bertcher	$—						$—
Raymond D Roberts	$10,500						$10,500
Dan Locklear	$10,500						$10,500
Victor L. Lund	$10,500						$10,500
Cecilia Maynard	$10,500						$10,500

MANAGEMENT AND CERTAIN SECURITY HOLDERS

None

Compensation of Directors

The Company pays each non-employee director a fee of $2,500 per year, plus a meeting fee of $2,000 for each board meeting attended.  Employee directors serve without compensation.

Item 12.  Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 25, 2020.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percent of Class *
Realty Advisors, Inc.	3,060,000 shares	59.63%

•	based on 5,131,934 shares outstanding at March 25, 2020.

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the directors and executive officers of the Company, as of the close of business on March 25, 2020.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Gene S. Bertcher	-	0%
Raymond Roberts	-	0%
Dan Locklear	-	0%
Victor L. Lund	-	0%
Cecilia Maynard	-	0%
All directors and executive officers as a group (5 people)	-	0%
18

* Beneficial Ownership means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

** Percentages are based upon 5,131, 934 shares of Common Stock outstanding at March 25, 2020.

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

See Item 10. Directors, Executive Officers and Corporate Governance for information on the independence of Directors and the standards of the NYSE American Exchange.

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2018 and 2017 by the Company’s principal accounting firm Swalm & Associates, P.C.:

Type of Fees	2019	2018
Audit Fees	$69,000	$67,000
Tax Fees	9,000	12,000
Total Fees	$78,000	$79,000

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

Financial Information Systems Design and Implementation Fees

Swalm & Associates, P.C. did not render professional services to the Company in 2019 with respect to financial information systems design and implementation.

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

ITEM 16. FORM 10-K SUMMARY

Optional and not included herein.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of

New Concept Energy, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Concept Energy, Inc. and Subsidiaries as of December 31, 2019 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes collectively referred to as the “financial statements.” In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of New Concept Energy, Inc. as of December 31, 2019 and 2017 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with U.S. generally accepted accounting principles.

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
March 25, 2020

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31,
	2019	2018
Assets

Current assets
Cash and cash equivalents	$22	$361
Accounts receivable from oil and gas sales	73	72
Current portion note receivable (including $4,005 and $4,017 in 2019 and 2018 from related parties)	4,046	4,063
Total current assets	4,141	4,496

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	767	2,517

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	668	618

Note Receivable	214	251

Total assets	$5,790	$7,882

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(amounts in thousands, except share amounts)

	December 31,
	2019	2018
Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade (including $180 and $37 in 2019 and 2018 due to related parties)	$355	$59
Accrued expenses	35	32
Current portion of long term debt	44	59
Total current liabilities	434	150

Long-term debt
Notes payable less current portion	177	201
Asset retirement obligation	2,770	2,770
Total liabilities	3,381	3,121

Stockholders' equity
Series B convertible preferred stock, $10 par value, liquidation value
of $100 authorized 100 shares, issued and outstanding one share	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 5,131,934 shares
at December 31, 2019 and 2018	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(61,222)	(58,870)
	2,409	4,761

Total liabilities & stockholders' equity	$5,790	$7,882

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue
Oil and gas operations, net of royalties	$590	$682	$791
	590	682	791

Operating expenses
Oil & gas operations	686	844	1,027
Corporate general and administrative	412	353	408
Impairment of natural gas and oil properties	2,285	—	2,626
	3,383	1,197	4,061
Operating earnings (loss)	(2,793)	(515)	(3,270)

Other income (expense)
Interest income (including $240 and $17 for the year ended 2019 and 2018 from related parties)	257	37	25
Interest expense	(15)	(18)	(24)
Other income (expense), net	199	12	28
	441	31	29

Earnings (loss) from continuing operations	(2,352)	(484)	(3,241)

Earnings from discontinued operations	—	—	(5)

Net income (loss) applicable to common shares	$(2,352)	$(484)	$(3,246)

Net income (loss) per common share-basic and diluted	$(0.46)	$(0.21)	$(1.59)

Weighted average common and equivalent shares outstanding - basic	5,132	2,358	1,947

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year ended December 31,
	2019	2018	2017

Cash flows from operating activities
Net income (loss)	$(2,352)	$(484)	$(3,246)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	84	253	396
Write-off of assets from discontinued operation	—	—	25
Impairment of oil & gas properties	2,285	—	2,626
Changes in operating assets and liabilities
Other current and non-current assets	53	(22)	223
Accounts payable and other liabilities	299	(384)	178
Net cash provided by (used) in operating activities	369	(637)	202

Cash flows from investing activities
Dry hole expenses	(596)	—	—
Investment in undeveloped land	—	—	(10)
Fixed asset additions	(68)	—	—
Issuance of note receivable - related party	—	(4,000)	—
Collections (issuance) of note receivable	—	40	24
Net cash provided by (used) in investing activities	(664)	(3,960)	14

Cash flows from financing activities
Payment on notes payable	(44)	(70)	(73)
Proceeds from the sale of common stock	—	4,609	163
Net cash provided by (used in) financing activities	(44)	4,539	90

Net increase (decrease) in cash and cash equivalents	(339)	(58)	306
Cash and cash equivalents at beginning of year	361	419	113

Cash and cash equivalents at end of year	$22	$361	$419

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable:	$15	$18	$24
Cash paid for principal on notes payable:	$44	$70	$73

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Series B		Common		Additional	Accum-
	Preferred stock		Stock		paid in	ulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at December 31, 2016	1	$1	1,947	$20	$58,838	$(55,140)	$3,719
Isaunce of Common Stock			90	$1	$162		$163
Net Income						(3,246)	(3,246)
Balance at December 31, 2017	1	1	2,037	$21	$59,000	(58,386)	636
Issuance of Common Stock			3,095	$30	$4,579		4,609
Net Income						(484)	(484)
Balance at December 31, 2018	1	1	5,132	$51	$63,579	(58,870)	4,761
Issuance of Common Stock
Net Income						(2,352)	(2,352)
Balance at December 31, 2019	1	$1	5,132	$51	$63,579	$(61,222)	$2,409

The accompanying notes are an integral part of these consolidated financial statements.

New Concept Energy Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE A – BUSINESS DESCRIPTION AND PRESENTATION

The Company, through its wholly owned subsidiaries Mountaineer State Energy, Inc. and Mountaineer State Operations, LLC, operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia. As of December 31, 2019 the Company has 153 producing oil & gas wells, 44 non-producing wells and related equipment and mineral leases covering approximately 20,000 acres.

The Company engaged the firm of independent oil and gas engineers Lee Keeling & Associates, Inc. to estimate the net oil and gas reserves.  On the basis of their study, the estimates of future net revenues using a present value discount of 10% were estimated to be $767,000 at December 31, 2019.

The Company’s ability to meet current cash obligations relies on cash received from operations and the collection of notes receivable, including a $4 million dollar receivable from a related party. Further the Company is reviewing its potential opportunities to increase its cash reserves during 2020 including the sale of surplus land and fixed assets as well as issuing additional common stock in a private placement.

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

Depreciation expense, which is included in operations, was $20,000, $43,000 and $55,000 for 2019, 2018 and 2017, respectively.

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

The Company recorded depletion of mineral rights of $61,000, $204,000 and $259,000 in 2019, 2018 and 2017 respectively.

Segments

The Company operates one primary business segment: oil and gas operations.  Segment data is provided in “Note H” to these consolidated financial statements.

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

Revenue recognition and gas imbalances

We use the sales method of accounting for oil and natural gas revenues.  Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers.  Gas imbalances at December 31, 2019 were not significant.  New Concept also follows the sales method of accounting for natural gas production imbalances and would recognize a liability if the existing reserves were not adequate to cover an imbalance.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12. Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions from ASC 740. Also, the amendments in this Update simplify the accounting for income tax by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax, requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination, and other targeted changes. The effective date of the amendments is for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company is currently evaluating the impact that the adoption of ASU 2019-12 may have on its consolidated financial statements.

NOTE C– RELATED PARTIES

Commencing in February 2008, three publicly traded entities needed a chief financial officer, American Realty Investors, Inc. (“ARL”), Transcontinental Realty Investors, Inc. (“TCI”) and Income Opportunity Realty Investors, Inc. (“IOR”), Mr. Bertcher, is a certified public accountant and has a long history in their industry. New Concept made arrangements with the three entities whereby, in addition to his responsibilities to New Concept Mr. Bertcher would be Chief Financial Officer for the three entities. Mr. Bertcher was paid directly for such services by the contractual advisor for the three companies. Mr. Bertcher resigned as an officer of American Realty Investors, Inc. (“ARI”) and Transcontinental Realty Investors, Inc. (“TCI”) on June 30, 2019, but continued on as an officer of Income Opportunity Realty Investors, Inc. (“IOR”).

Beginning in 2011 Pillar Income Asset Management (“Pillar”) became the contractual advisor to the three publically traded entities. Pillar is a wholly owned subsidiary of RAI. In addition to the relationship with Mr. Bertcher, New Concept conducts business with Pillar whereby Pillar provided the Company with services including processing payroll, acquiring insurance and other administrative matters. The Company believes that by purchasing these services through certain large entities it can get lower costs and better service. Pillar does not charge the Company a fee for providing these services. The Company reimburses Pillar for the direct cost for such services. In December 2019 the Company had accumulated a balance due to Pillar of approximately $450,000 which was repaid from the proceeds of a stock offering. Mr. Bertcher was an officer of Pillar until June 30, 2019.

Realty Advisors, Inc., (“RAI”) is a privately owned investment company and by virtue of its stock ownership, the controlling shareholder for the three public entities. Mr. Bertcher was an officer of RAI until June 30, 2019.

NOTE D– NOTES RECEIVABLE

Notes Receivable are comprised of the following (in thousands):

	Interest
	Rate	2019	2018

American Realty Investors, Inc. (a related party) payable upon maturity in September 2019	6%	$4,005	$4,017
Third Party payable monthly matures in July 2025	6%	255	297
		4,260	4,314

less: current portion of notes receivable		4,046	4,063

Notes Receivable		$214	$251

The Company holds a note receivable from a non related party. The original note was $415,000 payable in 120 monthly payments at 6% interest. Balance due at December 31, 2019 is $255,000 with $41,000 due currently.

NOTE E – FIXED ASSETS AND OIL AND NATURAL GAS PROPERTIES

Land, building and furniture, fixtures and equitpment are recorded at cost incurred to acquire the assets.

At December 31, 2019, fixed assets are as follows:

Oil and Gas Properties	2019	2018

Land and improvements	$432	$432
Buildings and improvements	341	272
Equipment and furnishings	528	565
Total fixed assets	1,301	1,269
Less: Accumulated depletion	(633)	(651)
Net Fixed Assets	$668	$618

Oil and natural gas properties	2019	2018

Investment in Oil and gas properties	$4,805	$6,493
Less: Accumulated depreciation	(4,038)	(3,976)
Net oil and gas properties	$767	$2,517

NOTE F – NOTES PAYABLE

Notes payable is comprised of the following (in thousands):

	2019	2018

Bank Debt	245	289
Deferred Borrowing Costs	$(24)	$(29)
	$221	$260

Bank debt represent loans from a bank to finance drilling and equipment at the Company’s oil and gas operation. The interest rate ranges from 5% to 5 ½ %. The loans are collateralized by the Company’s oil & gas leases as well as real property and equipment.

Aggregate annual principal maturities of long-term debt at December 31, 2019 are as follows (in thousands):

2019	44
2020	36
2021	32
2022	29
2023	26
Thereafter	78

$245
Deferred borrowing costs	(24)

$221

– INCOME TAXES

At December 31, 2019, the Company had net operating loss carry forwards of approximately $10.5 million, which expire between 2019 and 2034.

Forms 1120, U.S, Corporation Income Tax Returns, for the years ending December 31, 2019, 2017, 2016 are subject to examination, by the IRS, generally for three years after they are filed.

The following table presents the principal reasons for the difference between the Company's effective tax rate and the United States statutory income tax rate.

	2019	2018	2017
Earned income tax at statutory rate	$—	$—	$—
Net operating loss utilization	—	—	—
Deferred tax asset from NOL carry forwards	2,200	2,183	2,058
Valuation allowance	(2,200)	(2,183)	(2,058)
Reported income tax expense (benefit)	$0	$0	$0

Effective income tax rate	0.00%	0.00%	0.00%

The Company believes that it is more likely than not the benefit of NOL carryforwards will not be realized.

Therefore, a valuation allowance on the related deferred tax assets has been recorded.

NOTE H – STOCKHOLDERS’ EQUITY

Outstanding Preferred Stock

Preferred stock consists of the following (amounts in thousands):

	Year Ended
	December 31,
	2019	2018
Series B convertible preferred stock, $10 par value, liquidation value of $100, authorized 100 shares, issued and outstanding one share	1	1

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

NOTE I – CONTINGENCIES

The Company has been named as a defendant in lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

NOTE J – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and assets from continuing operations:

Year ended December 31, 2019	Oil and Gas Operations	Corporate	Total

Operating revenue	$590	$—	$590

Operating expenses	599	412	1,011
Depreciation, depletion and amortization	87	—	87
Impairment of oil and gas properties	2,285	—	2,285
Total Operating Expenses	2,971	412	3,383
Interest income	257	—	257
Interest expense	(15)	—	(15)
Other income (expense), net	—	—	—
Segment operating income (loss)	$(2,139)	$(412)	$(2,551)
Assets	$—	$—	$—

Year ended December 31, 2018	Oil and Gas Operations	Corporate	Total

Operating revenue	$682	$—	$682

Operating expenses	597	353	950
Depreciation, depletion and amortization	247	—	247
Impairment of oil and gas properties	—	—	—
Total Operating Expenses	844	353	1,197
Interest income	37	—	37
Interest expense	(18)	—	(18)
Other income (expense), net	—	12	12
Segment operating income (loss)	$(143)	$(341)	$(484)
Assets	$3,596	$4,286	$7,882

Year ended December 31, 2017	Oil and Gas Operations	Corporate	Total	Discontinued Operations Retirement Facility

Operating revenue	$791	$—	$791	$659

Operating expenses	707	408	1,115	358
Depreciation, depletion and amortization	320	—	320	101
Lease of Retirement Center	—	—	—	205
Impairment of oil and gas properties	2,626	—	2,626	—
Total Operating Expenses	3,653	408	4,061	664
Interest income	25	—	25	—
Interest expense	(24)	—	(24)	—
Other income (expense), net	—	28	28	—
Segment operating income (loss)	$(2,861)	$(380)	$(3,241)	$(5)
Assets	$3,903	$302	$4,205	$—

NOTE K - QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2019, 2017 and 2016.  Amounts shown are in thousands except per share amounts.

	First	Second	Third	Fourth
Year ended December 31, 2019	Quarter	Quarter	Quarter	Quarter

Revenue	$180	$164	$127	$119
Operating (expense)	(179)	(231)	(176)	(100)
Corporate general and administrative expense	(88)	(134)	(92)	(98)
Impairment of natural gas and oil properties	—	—	(2,285)	—
Other income (expense) net	213	60	106	62
Income (loss) allocable to common shareholders	126	(141)	(2,320)	(17)
Income (loss) per common share – basic	$0.02	$(0.03)	$(0.45)	$0.00

	First	Second	Third	Fourth
Year ended December 31, 2018	Quarter	Quarter	Quarter	Quarter

Revenue	$204	$173	$167	$138
Operating (expense)	(275)	(239)	(186)	(144)
Corporate general and administrative expense	(75)	(108)	(99)	(71)
Impairment of natural gas and oil properties	—	—	—	—
Other income (expense) net	12	—	(3)	22
Income (loss) allocable to common shareholders	$(134)	$(174)	$(121)	$(55)
Income (loss) per common share – basic	$(0.07)	$(0.08)	$(0.06)	$0.00

	First	Second	Third	Fourth
Year ended December 31, 2017	Quarter	Quarter	Quarter	Quarter

Revenue	$195	$243	$194	$159
Operating (expense)	(256)	(256)	(254)	(261)
Corporate general and administrative expense	(100)	(122)	(95)	(91)
Impairment of natural gas and oil properties	—	—	—	(2,626)
Other income (expense) net	(11)	11	65	(30)
Net income (loss) from continuing operations	(172)	(124)	(90)	(2,849)
Net income (loss) from discontinued operations	13	(11)	(11)	(2)
Income (loss) allocable to common shareholders	$(159)	$(135)	$(101)	$(2,851)
Income (loss) per common share – basic	$(0.08)	$(0.07)	$(0.05)	$(1.39)

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

37

	2019
	Gas (MMCF)	Oil (MBBLS)

Proved developed and undeveloped reserves - January 1,2019	2,268	28
Purchase of oil and natural gas properties in place	—	—
Discoveries and exclusions	—	—
Revisions	(1,785)	4
Sales of oil and gas properties in place	—	(4)
Production	(129)	—
Proved developed and undeveloped reserves - December 31,2019	354	28
Probable reserves	—	—
Possible reserves	—	—
Total reserves - December 31, 2019	354	28

Proved developed at beginning of year	180	28

Proved developed reserves at end of year	354	28

In 2019 pursuant to the requirements of the “full cost ceiling test” for oil & gas companies we recorded a non-cash charge to operations of $2.3 million to write down its investment in West Virginia. In September 2019 the Company unsuccessfully drilled a well which resulted in dry hole. As the well did not prove up the estimated probable and possible reserves, the Company had to deem the applicable reserve estimates as impaired. In the third quarter the company booked an impairment expense of $2.3 which represents a reduction of both the estimated probable and possible reserves as well as the cost of drilling the failed well. This charge to earnings was caused by a revaluation of the Company’s non- producing oil and gas reserves.

	2018
	Gas (MMCF)	Oil (MBBLS)

Proved developed and undeveloped reserves - January 1,2018	830	69
Purchase of oil and natural gas properties in place	—	—
Discoveries and exclusions	(520)	(37)
Revisions	—	—
Sales of oil and gas properties in place	—	—
Production	(130)	(4)
Proved developed and undeveloped reserves - December 31,2018	180	28
Probable reserves	1,566	—
Possible reserves	522	—
Total reserves - December 31, 2018	2,268	28

Proved developed at beginning of year	830	69

Proved developed reserves at end of year	180	28

	2019	2018

Oil and gas sales	$590	$682
Operating expenses	(599)	(597)
Depreciation, depletion and amortization	(87)	(247)
Impairment of oil & gas properties	(2,285)	—

Results of operations	$(2,381)	$(162)

The following table reflects the standardized measure of future net cash flows related to our proved reserves

	2019	2018

Future oil and gas cash inflows	$2,526	$8,292
Future oil & gas operating expenses	(611)	(1,478)
Future development costs	0	(1,400)
Future tax expense	(159)	(590)
Future net cash flows	$1,756	$4,824
10% discount to reflect timing of cash flows	(806)	(1,853)

	$950	$2,971

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

	2019	2018
Asset retirement obligation, January 1	$2,770	$2,770
Acquisition of oil and gas properties	-	-
Revisions in the estimated cash flows	-	-
Liability incurred upon acquiring and drilling wells	-	-
Liability settled upon plugging and abandoning wells	-	-
Accretion of discounnt expense	-	-
Asset retirement obligation, December 31	$2,770	$2,770

NOTE N – SUBSEQUENT EVENTS

During 2020, a strain of coronavirus (“COVID – 19”) was reported worldwide, resulting in decreased economic activity and concerns about the pandemic, which would adversely affect the broader global economy. At this point, the extent to which COVID – 19 may impact the global economy and our business is uncertain, but pandemics or other significant public health events could have a material adverse effect on our business and results of operations.

The Company has evaluated subsequent events through March 25, 2019, the date the financial statements were available to be issued, and has determined that there are none to be reported.

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

NEW CONCEPT ENERGY, INC.

March 25, 2019	by:/s/ Gene S. Bertcher
Gene S. Bertcher
Principal Executive Officer
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene S. Bertcher Gene S. Bertcher	Chairman, President, Principal Executive Officer, Chief Financial Officer and Director	March 25, 2019
/s/ Raymond D Roberts Raymond D Roberts	Director	March 25, 2019
/s/ Victor L. Lund Victor L. Lund	Director	March 25, 2019
/s/ Dan Locklear Dan Locklear	Director	March 25, 2019
/s/ Cecilia Maynard Cecilia Maynard	Director	March 25, 2019