Form 10-Q
period 2020-03-31
New Concept Energy, Inc.
filed 2020-05-14
CIK 105744

______________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED March 31, 2020

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: [ ] No: [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	5,131,934 shares
(Class)	(Outstanding at May 13, 2020)

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended March 31, 2020

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2020	December 31, 2019
Assets	(Unaudited)	(Audited)

Current assets
Cash and cash equivalents	$27	$22
Accounts receivable from oil and gas sales	56	73
Current portion note receivable (including $3,950 and $4,005 in 2020 and 2019 from related parties	3,990	4,046
Other current assets	38	—
Total current assets	4,111	4,141

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	735	767

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	665	668

Note Receivable	204	214

Total assets	$5,715	$5,790

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(dollars in thousands, except par value amount)

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
Liabilities and stockholders' equity

Current liabilities
Accounts payable - (including $243 and $180 due to related parties in 2020 and 2019)	$367	$355
Accrued expenses	55	35
Current portion of long term debt	40	44
Total current liabilities	462	434

Long-term debt
Notes payable less current portion	171	177
Asset retirement obligation	2,770	2,770
Total liabilities	3,403	3,381

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 5,131,934 and 2,036,935 shares
at March 31, 2020 and December 31, 2019	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(61,319)	(61,222)

Total shareholders' equity	2,312	2,409

Total liabilities & equity	$5,715	$5,790

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended March 31,
	2020	2019
Revenue
Oil and gas operations, net of royalties	$125	$180
Total Revenues	125	180

Operating expenses
Oil and gas operations	178	179
Corporate general and administrative	104	88
Total Operating Expenses	282	267
Operating earnings (loss)	(157)	(87)

Other income (expense)
Interest income	64	65
Interest expense	(4)	(5)
Other income (expense), net	—	153
Expense	60	213

Earnings (loss) applicable to common shares	(97)	126

Net income (loss) per common share-basic and diluted	$0.01	$0.02

Weighted average common and equivalent shares outstanding - basic	5,132	5,132

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Three Months Ended
	March 31,
	2020	2019

Cash flows from operating activities
Net income (loss)	$(97)	$126
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	37	23
Other current and non-current assets	45	(100)
Accounts payable and other liabilities	32	65
Net cash provided by (used) in operating activities	17	114

Cash flows from financing activities
Payment on notes payable	(12)	(15)
Net cash provided by (used in) financing activities	(12)	(15)

Net increase (decrease) in cash and cash equivalents	5	99
Cash and cash equivalents at beginning of year	22	361

Cash and cash equivalents at end of period	$27	$460

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable	$3	$5

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)

	Series B		Common Stock		Additional	Accum-
	Preferred stock				paid in	ulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at December 31, 2019	1	1	5,132	$51	$63,579	(58,870)	4,761
Net Income						126	126
Balance at March 31, 2020	1	$1	5,132	$51	$63,579	$(58,744)	$4,887

Balance at December 31, 2018	1	1	5,132	$51	$63,579	(61,222)	2,409
Net Income						(97)	(97)
Balance at March 31, 2019	1	$1	5,132	$51	$63,579	$(61,319)	$2,312

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2019.  Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2020.

NOTE B: NATURE OF OPERATIONS

The Company operates oil and gas wells and mineral leases in Athens and Meigs Counties in Ohio and in Calhoun, Jackson and Roane Counties in West Virginia through its wholly owned subsidiaries Mountaineer State Energy, LLC and Mountaineer State Operations, LLC.

NOTE C: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We consider accounting policies related to our estimates of depreciation amortization and depletion, segments, oil and gas properties, oil and gas reserves, gas gathering assets, office and field equipment, revenue recognition and gas imbalances, leases, revenue recognition for real estate operations, impairment, and sales of real estate as significant accounting policies.  The policies include significant estimates made by management using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used.  These policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

NOTE E: CONTINGENCIES

 During 2020, a strain of coronavirus (“COVID – 19”) was reported worldwide, resulting in decreased economic activity and concerns about the pandemic, which would adversely affect the broader global economy. At this point, the extent to which COVID – 19 will impact the global economy and our business is uncertain, but pandemics or other significant public health events could have a material adverse effect on our business and results of operations.

NOTE F:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 13, 2020, the date the financial statements were available to be issued, and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At March 31, 2020, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At March 31, 2020, the Company had current assets of $4,111,000 and current liabilities of $462,000.

Cash and cash equivalents at March 31, 2019 were $27,000 as compared to $22,000 at December 31, 2019.

Net cash provided by operating activities was $17,000 for the three months ended March 31, 2020.

Net cash used in financing activities was $12,000 for the three months ended March 31, 2020, consisting of the repayments of loans to a bank.

Results of Operations

Comparison of the three months ended March 31, 2020 to the same period in 2019

The Company reported a net loss of ($97,000) for three months ended March 31, 2020, as compared to net income of $126,000 for the similar period in 2019.

For the three months ended March 31, 2020, the Company recorded oil and gas revenues of $125,000 as compared to $180,000 for the comparable period of 2019. The reduction was principally due to the dollar amount per barrel for oil and MCF for gas the Company received from the sale of natural gas

For the three months ended March 31, 2020, the Company recorded oil and gas operating expenses of $178,000 as compared to $179,000 for the comparable period of 2019.

For the three months ended March 31, 2020, corporate general & administrative expenses were $104,000 as compared to $88,000 for the comparable periods in 2019.  The increase was due, for the most part, to consulting fees paid by the Company regarding oil and gas matters.

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

New Concept Energy, Inc.

Date: May 13, 2020	By:	/s/ Gene Bertcher
Gene S. Bertcher
Principal Executive Officer, President,
and Chief Financial Officer

CERTIFICATIONS	EXHIBIT 31.1

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

(b)       Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

Dated: May 13, 2020

	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Principal Executive Officer, President,
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

Dated: May 13, 2020

	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Principal Executive Officer, President,
and Chief Financial Officer