Form 10-Q
period 2020-06-30
New Concept Energy, Inc.
filed 2020-08-13
CIK 105744

______________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2020

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: [ ] No: [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	5,131,934 shares
(Class)	(Outstanding at August 12, 2020)

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended June 30, 2020

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	June 30, 2020	December 31, 2019

Assets

Current assets
Cash and cash equivalents	$39	$22
Accounts receivable from oil and gas sales	69	73
Current portion note receivable (including $3,620 and $4,136 in 2020 and 2019 from related parties	3,660	4,046
Other current assets	25	—
Total current assets	3,793	4,141

Oil and natural gas properties (full cost accounting method)
Proved developed and undeveloped oil and gas properties, net of depletion	706	767

Property and equipment, net of depreciation
Land, buildings and equipment - oil and gas operations	662	668

Note receicable	192	214

Total assets	$5,353	$5,790

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(dollars in thousands, except par value amount)

	June 30, 2020	December 31, 2019

Liabilities and stockholders' equity

Current liabilities
Accounts payable - (including $20 and $180 due to related parties in 2020 and 2019)	$195	$355
Accrued expenses	37	35
Current portion of long term debt	40	44
Total current liabilities	272	434

Long-term debt
Notes payable less current portion	161	177
Asset retirement obligation	2,745	2,770
Total liabilities	3,178	3,381

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 5,131,934 and 2,036,935 shares
at June 30, 2020 and December 31, 2019	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(61,456)	(61,222)

Total shareholder equity	2,175	2,409

Total liabilities & equity	$5,353	$5,790

The accompanying notes are an integral part of these consolidated financial statements.
4

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2020	2019	2020	2019
Revenue
Oil and gas operations, net of royalties	$93	$164	$218	$344

Operating expenses
Oil and gas operations	163	231	341	410
Corporate general and administrative	127	134	231	222
Total Operating Expenses	290	365	572	632
Operating earnings (loss)	(197)	(201)	(354)	(288)

Other income (expense)
Interest income	63	64	127	129
Interest expense	(3)	(4)	(7)	(9)
Other income (expense), net	—	—	—	153
Expense	60	60	120	273

Net income (loss) applicable to common shares	$(137)	$(141)	$(234)	$(15)

Net income (loss) per common share-basic and diluted	$(0.03)	$(0.03)	$(0.05)	$—

Weighted average common and equivalent shares outstanding - basic	5,132	5,132	5,132	5,132

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Six Months Ended
	June 30,
	2020	2019

Cash flows from operating activities
Net income (loss)	$(234)	$(15)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	70	46
Other current and non-current assets	362	(124)
Accounts payable and other liabilities	(158)	(7)
Net cash provided by (used) in operating activities	40	(100)

Cash flows from investing activities
Fixed asset additions	—	(69)
Investment in mineral rights	—	(7)
Net cash provided by (used in) investing activities	—	(7)

Cash flows from financing activities

Payment on notes payable	(23)	(24)
Net cash provided by (used in) financing activities	(23)	(24)

Net increase (decrease) in cash and cash equivalents	17	(186)
Cash and cash equivalents at beginning of year	22	361

Cash and cash equivalents at end of period	$39	$175

Supplemental disclosures of cash flow information
Cash paid for principal on notes payable	$15	$15

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited, dollars in thousands)

For the three months ended June 30, 2020	Series B Preferred stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at March 31, 2020	1	$1	5,132	$51	$63,579	$(61,319)	$2,312
Net Loss						(137)	(137)
Balance at June 30, 2020	1	$1	5,132	$51	$63,579	$(61,456)	$2,175

For the three months ended June 30, 2019	Series B Preferred stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at March 31, 2019	1	$1	5,132	$51	$63,579	$(58,744)	$4,887
Net Loss						(141)	(141)
Balance at June 30, 2019	1	$1	5,132	$51	$63,579	$(58,885)	$4,746

For the six months ended June 30, 2020	Series B Preferred stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at December 31, 2019	1	$1	5,132	$51	$63,579	$(61,222)	$2,409
Net Loss						(234)	(234)
Balance at June 30, 2020	1	$1	5,132	$51	$63,579	$(61,456)	$2,175

For the six months ended June 30, 2019	Series B Preferred stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at December 31, 2018	1	$1	5,132	$51	$63,579	$(58,870)	$4,761
Net Loss						(15)	(15)
Balance at June 30, 2019	1	$1	5,132	$51	$63,579	$(58,885)	$4,746

The accompanying notes are an integral part of these consolidated financial statements.
7

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2019.  Operating results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2020.

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

We have considered all newly issued accounting guidance that is applicable to our operations and the preparation of our statements, including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operation.

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

During the first quarter of 2020 and continuing thereafter, both the COVID-19 pandemic and attempts at containment have resulted in decreased economic activity which has adversely affected the broader global economy. As the economy has dramatically stalled, the demand for oil and natural gas has substantially weakened. At this time, the full extent to which COVID-19 pandemic will negatively impact the global economy and our business is uncertain.

NOTE F:	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 12, 2020, the date the financial statements were available to be issued, and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At June 30, 2019, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At June 30, 2019, the Company had current assets of $3,793,000 and current liabilities of $272,000.

Cash and cash equivalents at June 30, 2019 were $39,000 as compared to $22,000 at December 31, 2019.

Net cash provided in operating activities was $40,000 for the six months ended June 30, 2020.

Net cash used in financing activities was $23,000 for the six months ended June 30, 2020.

Results of Operations

Comparison of the three months ended June 30, 2020 to the same period in 2019

The Company reported a net loss of $137,000 for three months ended June 30, 2019, as compared to a net loss of $141,000 for the similar period in 2019.

For the three months ended June 30, 2019, the Company recorded oil and gas revenues of $93,000 as compared to $164,000 for the comparable period of 2019. The decrease was principally due to a lower price received for the sale of natural gas.

For the three months ended June 30, 2020, the Company recorded oil and gas operating expenses of $163,000 as compared to $231, 000 for the comparable period of 2019. The decrease was principally due to reductions in payroll, consulting fees and overall expenses.

For the three months ended June 30, 2019, corporate general & administrative expenses were $127, 000 as compared to $134,000 for the comparable periods in 2019.

Comparison of the six months ended June 30, 2020 to the same period in 2019

The Company reported a net loss of $234,000 for the six months ended June 30, 2020, as compared to a net loss of $15,000 for the similar period in 2019.

For the six months ended June 30, 2020, the Company recorded oil and gas revenues of $218,000 as compared to $344,000 for the comparable period of 2019. The decrease was principally due to a lower price received for the sale of natural gas.

For the six months ended June 30, 2020, the Company recorded oil and gas operating expenses of $341,000 as compared to $410,000 for the comparable period of 2019. The decrease was principally due to reductions in payroll, consulting fees and general expenses.

For the six months ended June 30, 2020, corporate general & administrative expenses were $231,000 as compared to $222,000 for the comparable periods in 2019.

For the six months ended June 30, 2020 other income was $0 as compared to $153,000 for the comparable periods in 2019.  In the first quarter of 2019 the Company received $136,000 as payment for a receivable the Company had written off in previous years.

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

New Concept Energy, Inc.

Date: August 12, 2020	By:	/s/ Gene Bertcher
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

(b)       Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

New Concept Energy, Inc.

Dated: August 12, 2020
	By:	/s/ Gene S. Bertcher
Principal Executive Officer,
President and
Chief Financial Officer
14

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

New Concept Energy, Inc.

Dated: August 12, 2020
	By:	/s/ Gene S. Bertcher
Principal Executive Officer,
President and
Chief Financial Officer