Form 10-Q
period 2020-09-30
New Concept Energy, Inc.
filed 2020-11-16
CIK 105744

______________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2020

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: [ ] No: [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	5,131,934 shares
(Class)	(Outstanding at November 12, 2020)

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended September 30, 2020

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except par value amount)
	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
Assets

Current assets
Cash and cash equivalents	$42	$22
Current portion notes receivable (including $3,578 and 4,005 due to related parties in 2020 and 2019)	3,618	4,046
Other current assets	104	—
Total current assets	3,764	4,068

Property and equipment, net of depreciation
Land, buildings and equipment	659	668

Assets held for sale	—	840

Other assets	181	214

Total assets	$4,604	$5,790

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(dollars in thousands, except par value amount)

	September 30, 2020	December 31, 2019

Liabilities and stockholders' equity

Current liabilities
Accounts payable (includes $32 and $180 due to related parties in 2020 and 2019)	$39	$226
Accrued expenses	18	20
Current portion of long term debt	40	44
Total current liabilities	97	290

Long-term debt
Notes payable less current portion	150	177

Liabilities of assets held for sale	—	2,914

Total liabilities	247	3,381

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 5,131,934 shares at
September 30, 2020 and December 31, 2019	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,274)	(61,222)

Total Shareholder Equity	4,357	2,409

Total liabilities & equity	$4,604	$5,790

The accompanying notes are an integral part of these consolidated financial statements.
4

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2020	2019	2020	2019
Revenue
Rent	$25	$25	$76	$76

Operating expenses
Operating expenses	15	17	46	53
Corporate general and administrative	65	92	296	314
Total operating expenses	80	109	342	367
Operating loss	(55)	(84)	(266)	(291)

Other income (expense)
Interest income from related parties	54	60	172	180
Interest Income from third parties	3	3	12	12
Interest expense	(3)	(3)	(9)	(12)
Income other	83	46	83	199
Other income	137	106	258	379

Net income (loss) from continuing operations	82	22	(8)	88

Discontinued Operations
Gain (loss) from discontinued operations	(38)	(2,342)	(182)	(2,423)
Gain (loss) from disposal of Oil & Gas Operations	2,138	—	2,138	—
	2,100	(2,342)	1,956	(2,423)

Net income (loss) applicable to common shares	2,182	(2,320)	1,948	(2,335)

Net income (loss) per common share-basic and diluted	$0.43	$(0.45)	$0.38	$(0.45)

Weighted average common and equivalent shares outstanding - basic	5,132	5,132	5,132	5,132

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(dollars in thousands, except par value amount)
	For the Nine Months Ended
	September 30,
	2020	2019

Cash flows from operating activities
Net income (loss) from Continuing Operations	$(8)	$88
Net income (loss) from Discontinued Operations	1,956	(2,423)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Gain on sale of oil and gas operations	(2,138)	—
Impairment of oil and natural gas properties	—	2,285
Depreciation, and amortization	13	12
Changes in operating assets and liabilities
Other current and non-current assets	(125)	(78)
Accounts payable and other liabilities	(189)	511
Net cash provided by (used) in operating activities	(491)	395

Cash flows from investing activities
Investment in drilling costs	—	(612)
Fixed asset additions	—	(70)
Proceeds for sale of Discontinued Operations	85	—
	85	(682)

Cash flows from financing activities
Collection on Notes Receivable	461	—
Payment on Notes Payable	(35)	(32)
Net cash provided by (used in) financing activities	426	(32)

Net increase (decrease) in cash and cash equivalents	20	(319)
Cash and cash equivalents at beginning of year	22	361

Cash and cash equivalents at end of period	$42	$42

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable	$9	$12

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited, dollars in thousands)

For the three months ended September 30, 2020	Series B Preferred stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at June 30, 2020	1	$1	5,132	$51	$63,579	$(61,456)	$2,175
Net Income						2,182	2,182
Balance at September 30, 2020	1	$1	5,132	$51	$63,579	$(59,274)	$4,357

For the three months ended September 30, 2019	Series B Preferred stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at June 30, 2019	1	$1	5,132	$51	$63,579	$(58,885)	$4,746
Net Loss						(2,320)	(2,320)
Balance at September 30, 2019	1	$1	5,132	$51	$63,579	$(61,205)	$2,426

For the nine months ended September 30, 2020	Series B Preferred stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at December 31, 2019	1	$1	5,132	$51	$63,579	$(61,222)	$2,409
Net Income						1,948	1,948
Balance at September 30, 2020	1	$1	5,132	$51	$63,579	$(59,274)	$4,357

For the nine months ended September 30, 2019	Series B Preferred stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at December 31, 2018	1	$1	5,132	$51	$63,579	$(58,870)	$4,761
Net Loss						(2,335)	(2,335)
Balance at September 30, 2019	1	$1	5,132	$51	$63,579	$(61,205)	$2,426

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2019.  Operating results for the three and six month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2020.

NOTE B: NATURE OF OPERATIONS

The Company also owns approximately 190 acres of land located in Parkersburg West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main industrial / office building contains approximately 24,800 square feet of which approximately 16,000 square feet is leased at a rate of $101,000 per annum.

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

NOTE D: DISCONTINUED OPERATIONS

On August 31, 2020 the Company sold its entire oil and gas operation for $85,000 to an independent third party. In the prior years the Company has accrued a liability of $2,745,000 to plug and abandon the existing wells. This obligation has been assumed by the buyer. Upon the sale of the wells the Company recorded a gain of $2,138,000.

Also included in discontinued operations are net operating expenses the company incurred during the period presented. For the nine months ended September 31, 2020 and 2019 the Company recorded an operating loss of $182,000 and $2,423,000. In September 2019 the Company wrote down the accounting value of its oil and gas reserves of by $2,285,000.

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

NOTE G:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 12, 2020, the date the financial statements were available to be issued, and determined that there are none to be reported.

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

Liquidity and Capital Resources

At September 30, 2020, the Company had current assets of $3,764,000 and current liabilities of $97,000.

Cash and cash equivalents at September 30, 2020 were $42,000 as compared to $22,000 at December 31, 2019.

Net cash used in operating activities was $491,000 for the nine months ended September 30, 2020.

Net cash received from investing activities was $85,000 for the nine months ended September 30, 2020. This is the cash received from the sale of oil & gas operations.

Net cash received from financing activities was $426,000 for the nine months ended September 30, 2020. This is the cash received from the collection of notes receivable.

Results of Operations

Comparison of the three months ended September 30, 2020 to the same period in 2019

The Company reported net income of $2,182,000 for three months ended September 30, 2020, as compared to net loss of $2,320,000 for the similar period in 2019.

For the three months ended September 30, 2020 and 2019, the Company recorded rental revenue of $25,000.

For the three months ended September 30, 2020, corporate general & administrative expenses were $65,000 as compared to $92,000 for the comparable periods in 2019.

For the three months ended September 30, 2020 the Company reported other income of $84,000 which represents a tax refund for taxes paid in prior years.

For the three months ended September 30, 2020 the company recorded a gain of $2,182,000 from the sale of its oil and gas operations.

For the three months ended September 30, 2020 recorded a gain from discontinued operation of $2,100,000 as compared to a loss of $2,342,000 for the comparable periods in 2019. Included in 2020 is a gain from the sale of the oil and gas business of $2,138,000. Included in 2019 is impairment loss for its oil and gas properties of $2,285,000.

Comparison of the nine months ended September 30, 2020 to the same period in 2019

The Company reported net income of $1,948,000 for nine months ended September 30, 2020, as compared to net loss of $2,335,000 for the similar period in 2019.

For the three months ended September 30, 2020 and 2019, the Company recorded rental revenue of $25,000.

For the nine months ended September 30, 2020, corporate general & administrative expenses were $296,000 as compared to $314,000 for the comparable periods in 2019.

For the nine months ended September 30, 2020 recorded a gain from discontinued operation of $1,956,000 as compared to a loss of $2,423,000 for the comparable periods in 2019. Included in 2020 is a gain from the sale of the oil and gas business of $2,138,000. Included in 2019 is impairment loss for its oil and gas properties of $2,285,000.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

All of the Company’s debt is financed at fixed rates of interest.  Therefore, the Company has no risk from exposure to changes in interest rates.

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

New Concept Energy, Inc.

Date: November 12, 2020	By:	/s/ Gene Bertcher
Gene S. Bertcher
Principal Executive Officer, President and Principal Financial Officer

EXHIBIT 31.1

CERTIFICATIONS

PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER’S RULE 13a-14(a)/15d-14(a)

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

Dated: November 12, 2020
	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Principal Executive Officer, President and
Chief Financial Officer
14

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of New Concept Energy, Inc. (the “Company”) of Form 10-Q for the period ended September 30, 2020, as filed with the Securities Exchange Commission on the date hereof (the “Report”), I, Gene S. Bertcher, President and Principal Financial Officer of the Company, do hereby certify pursuant to 18 U.S.C. §1350 that:

(i) The Report fully complies with the requirements of Section 13(a) or I 5(d) of the Securities Exchange Act of 1934, as amended; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company, at the end of the period indicated and for the periods indicated.

New Concept Energy, Inc.

Dated: November 12, 2020
	By:	/s/ Gene S. Bertcher
Gene S. Bertcher,
Principal Executive Officer, President and
Chief Financial Officer