Form 10-K
period 2020-12-31
New Concept Energy, Inc.
filed 2021-03-31
CIK 105744

______________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ](Do not check if a smaller reporting Company)	Smaller reporting company [X]
Emerging growth company [ ]

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the NYSE American as of June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $2,394,000 based upon a total of 1,946,935 shares held as of June 30, 2020 by persons believed to be non-affiliates of the Registrant.  The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 30, 2021 there were 5,131,934 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

2

NEW CONCEPT ENERGY, INC.

Index to Annual Report on Form 10-K

Fiscal year ended December 31, 2020

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

Real Estate Operations

The Company, owns approximately 190 acres of land located in Parkersburg West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main industrial / office building contains approximately 24,800 square feet of which as of December 31, 2020 approximately 16,000 of industrial area is leased for $101,000 per annum.

Oil and Gas Operations

In August 2020 the Company sold its oil and gas wells and mineral leases which were located in Ohio and West Virginia. The oil and operations for the periods included in this report are reflected as discontinued operations.

Business Strategy

The Company is a Nevada corporation.

The Company intends to continue operate and or sell its West Virginia property while management of the Company explores alternatives, seeking to establish or acquire new business operations.

Insurance

The Company currently maintains property and liability insurance intended to cover claims for its real estate and corporate operations.

Employees

At December 31, 2020, the Company employed the services of 2 people with the remainder of the work contracted to third parties. The Company believes it maintains good relationships with its employees.  None of the Company’s employees are represented by a collective bargaining group.

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

The Company, owns approximately 190 acres of land located in Parkersburg West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main industrial / office building contains approximately 24,800 square feet.

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

	2020		2019

	High	Low	High	Low
First Quarter	$1.47	$0.55	$2.24	$1.50
Second Quarter	$1.64	$0.64	$2.39	$1.66
Third Quarter	$2.19	$1.27	$1.88	$1.41
Fourth Quarter	$3.50	$1.40	$1.47	$1.20

On March 31, 2021 the closing price of the Company’s Common Stock was $4.39 per share. The Company’s Common Stock was held by approximately 2,500 holders of record.

Dividends

The Company paid no dividends on its Common Stock in 2020 or 2019.  The Company has not paid cash dividends on its Common stock during at least the last ten fiscal years and it has been the policy of the Board of Directors of the Company to retain all earnings to pay down debt and finance future expansion and development of its businesses.  The payment of dividends, if any, will be determined by the Board of Directors in the future in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Purchases of Equity Securities

The Board of Directors has not authorized the repurchase of any shares of its Common Stock under any share repurchase program. However, from time to time in the past, the Company has purchased from stockholders, less than 100 shares on request of such persons to save the cost of commissions. No such purchases were made in 2019 or 2020.

Item 6.  Selected Financial Data

Optional and not included

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

The Company current operations include leasing its office building located in Parkersburg West Virginia, Its principal source of cash and income is the interest it receives from notes receivables.

In August 2020 the Company sold its oil and gas wells and mineral leases which were located in Ohio and West Virginia. The oil and operations for the periods included in this report are reflected as discontinued operations.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At December 31, 2020, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At December 31, 2020, the Company had current assets of $3,802,000 and current liabilities of $164,000.

Cash and cash equivalents totaled $27,000 at December 31, 2020 and $22,000 at December 31, 2019.  New Concept’s principal sources of cash are rent from the tenant occupying part of its building in West Virginia and interest from its notes receivable.

Results of Operations

Fiscal 2020 as compared to 2019

Revenues: Total revenues from rent for the leased property was $101,000 in 2020 and $98,000 in 2019.

Operating Expenses: Operating expenses for the real estate property was $72,000 in 2020 and $61,000 in 2019. General and administrative expenses were $396,000 in 2020 and 418,000 in 2019.

Interest Income: Interest Income was $242,000 in 2020 as compared to $257,000 in 2019. The decrease was due to the reduction in the principal balance outstanding due to payments received.

Other Income: Other income was $85,000 in 2020 which is an income tax refund for prior years. Other income was $199,000 in 2019 which is comprised of a gain on sale of equipment of $46,000 and the settlement of a legal claim of $153,000.

Discontinued Operations: During the first nine months of 2020 the Company recorded a net loss from its oil and gas operations of $170,000. In August 2020 the Company sold the oil and gas operation and recorded a gain of $2,138,000.

Fiscal 2019 as compared to 2018

Revenues: Total revenues from rent for the leased property was $98,000 in 2019 and $123,000 in 2018.

Operating Expenses: Operating expenses for the real estate property was $61,000 in 2019 and $59,000 in 2018. General and administrative expenses were $418,000 in 2019 and $359,000 in 2018. The increase was principally due to an increase in consulting expenses.

Interest Income: Interest Income was $257,000 in 2019 as compared to $37,000 in 2018. The increase was due to the interest earned from investing the proceeds from the issuance and sale of common stock in December 2018.

Discontinued Operations: The Company recorded a loss from its oil and gas operation of $2,412,000 in 2019 and $219,000 in 2018. The Company recorded an impairment loss from its oil and gas operations of $2,285,000 resulting in an overall loss from the oil and gas operation of $2,412,000.

Item 7a:  Quantitative and Qualitative Disclosures about Market Risk

All of the Company’s debt is financed at fixed rates of interest.  Therefore, the Company has minimal risk from exposure to changes in interest rates.

Item 8.  Financial Statements

The consolidated financial statements required by this Item begin at page 16 of this Report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting.  In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework -2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting.  There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

1603 LBJ Freeway, Suite 800

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

Raymond D. Roberts, age 89, (Independent) Director since June 2015

Mr. Roberts is currently retired. He is a director of American Realty Investors, Inc. (“ARL”), Transcontinental Realty Investors, Inc. (“TCI”) and Income Opportunity Realty Investors, Inc. (IOR”) ARL and TCI common stock are listed and traded on the New York Stock Exchange and IOR common stock is listed and traded on the NYSE American Exchange. These Companies are affiliated with both Realty Advisors, Inc. and Pillar Income Asset Management. Mr. Roberts is a member of the Governance and Nominating Committee of the Board of Directors of the Registrant.

Gene S. Bertcher, age 72, (Affiliated) Director November 1989 to September 1996 and since June 1999

Mr. Bertcher was elected President and Chief Financial Officer effective November 1, 2004.  He was elected Chairman and Chief Executive Officer in December 2006.  Mr. Bertcher has been Chief Financial Officer and Treasurer of the Company since November 1989 and Executive Vice President from November 1989 until he was elected President.  Also, Mr. Bertcher was until June 30, 2019 Executive Vice-President and Chief Financial Officer of American Realty Investors, Inc. and Transcontinental Realty Investors, Inc., both of which are traded on the NYSE. Mr. Bertcher is currently Executive Vice-President and Chief Financial Officer Income Opportunity Realty Investors, Inc. which is traded on the NYSE American exchange, positions he has occupied since February 2008. Further Mr. Bertcher as of August 2020 is a Director of Pillar Income Asset Management. He has been a certified public accountant since 1973.

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

Richard W. Humphrey, age 73, (Affiliated) Director since October 2020

 Mr. Humphrey has been, for more than the past five years, Vice President of Regis Realty Prime, LLC, involved in sales and acquisitions of real estate properties. Mr. Humphrey received from Southern Methodist University Cox School of Business both a Bachelors of Business Administration and Masters of Business Administration degree with emphasis in real estate. From 1976 to 1979, he was also a part-time faculty member at Southern Methodist University Cox School of Business in Dallas, teaching real estate classes in undergraduate and graduate school. Regis Realty Prime, LLC and its predecessors are affiliated with Realty Advisors, Inc. ("RAI").

Cecilia Maynard, age 68, (Independent) Director since January 2019

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

Board Committees

The Board of Directors held four meetings during 2020.  For such year, no incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the period that he or she served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.  The Audit Committee was formed on December 12, 2003, and its function is to review the Company’s operating and accounting procedures.  A Charter of the Audit Committee has been adopted by the Board.  The current members of the Audit Committee, all of whom are independent within the SEC regulations, the listing standards of the NYSE American and the Company’s Corporate Governance Guidelines are Messrs. Locklear (Chairman), Roberts and Lund.  Mr. Dan Locklear is qualified as an Audit Committee financial expert within the meaning of SEC regulations, and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the NYSE American. The Audit Committee met four times in 2020.

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

The Board has also formed a Compensation Committee of the Board of Directors, adopted a Charter for the Compensation Committee on October 20, 2004, The committee members are Mr. Roberts (Chairman) and Messrs. Locklear and Ms. Maynard.

The members of the Board of Directors at the date of this Report and the Committees of the Board on which they serve are identified below:

Director	Audit Committee	Governance and Nominating Committee	Compensation Committee
Raymond D. Roberts	✓	✓	Chairman
Gene S. Bertcher
Cecilia Maynard	✓	Chairman	✓
Dan Locklear	Chairman	✓	✓
Richard W. Humphrey

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

Item 11.  Executive Compensation

The following tables set forth the compensation in all categories paid by the Company for services rendered during the fiscal years ended December 31, 2020, 2019 and 2018 by the Chief Executive Officer of the Company and to the other executive officers and Directors of the Company whose total annual salary in 2020 exceeded $50,000.

SUMMARY COMPENSATION TABLE

							Change in
						Non-	Pension
						Equity	Value and
Name						Incentive	Nonqualified	All
and						Plan	Deferred	Other
Principal				Stock	Option	Compen-	Compensation	Compen-
Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total

Gene S. Bertcher (1)	2020	$56,500							$56,500
Chairman, President	2019	$56,500							$56,500
& Chief Financial	2018	$53,650							$53,650
Officer

(1)	The salary in the above table represents Mr. Bertcher’s compensation paid by the Company; he also receives additional compensation for services to three other publicly traded entities which are unrelated to the Company.

GRANTS OF PLAN-BASED AWARDS

None

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None

OPTION EXERCISES AND STOCK VESTED

None

PENSION BENEFITS

None

NONQUALIFIED DEFERRED COMPENSATION

None

DIRECTOR COMPENSATION
Name	Fees Earned Or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Gene S. Bertcher	$—						$—
Raymond D. Roberts	$10,500						$10,500
Dan Locklear	$10,500						$10,500
Richard W. Humphrey	$4,000						$4,000
Cecilia Maynard	$10,500						$10,500

MANAGEMENT AND CERTAIN SECURITY HOLDERS

None

Compensation of Directors

The Company pays each non-employee director a fee of $2,500 per year, plus a meeting fee of $2,000 for each board meeting attended.  Employee directors serve without compensation.

Item 12.  Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 31, 2021.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percent of Class *
Realty Advisors, Inc.	1,403,354 shares	27.34%

•	based on 5,131,934 shares outstanding at March 31, 2021.

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the directors and executive officers of the Company, as of the close of business on March 31, 2021.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Gene S. Bertcher	-	0%
Raymond Roberts	-	0%
Dan Locklear	-	0%
Richard w. Humphrey	-	0%
Cecilia Maynard	-	0%
All directors and executive officers as a group (5 people)	-	0%
13

* Beneficial Ownership means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

** Percentages are based upon 5,131, 934 shares of Common Stock outstanding at March 31, 2021.

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

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2020 and 2019 by the Company’s principal accounting firm Swalm & Associates, P.C.:

Type of Fees	2020	2019
Audit Fees	$70,250	$69,000
Tax Fees	10,550	9,000
Total Fees	$80,800	$78,000

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

Financial Information Systems Design and Implementation Fees

Swalm & Associates, P.C. did not render professional services to the Company in 2020 with respect to financial information systems design and implementation.

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

Item 16. FORM 10-K SUMMARY

Optional and not included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of

New Concept Energy, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of New Concept Energy, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December31, 2020, and the related notes and schedules collectively referred to as the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCOAB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain and understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Transactions with and Balances Due from Related Parties

Description of the Matter

The Company has significant transactions and balances due from related parties. The Company performs an assessment as to whether substantially all the amounts due under these receivables are deemed probable of collection. When the Company concludes that it is not probable that it will collect amounts, the Company creates an allowance for the amount not probable of collection.

Auditing the Company’s collectability assessment is complex due to the judgment involved in the Company’s determination of the collectability of these receivables. The determination involves consideration of the terms of the receivable, whether the receivable is currently performing, and any security for the receivable.

How We addressed the Matter in Our Audit

We obtained an understanding of the Company’s controls over related party receivables and their collectability assessment. Our testing included, among other things, confirmation of the receivables, reviewing selected financial information of the related parties, reviewing collections and evaluating transaction documentation. The relevant financial statement accounts are notes and interest receivable from related parties and interest income from related parties.

Emphasis of Related Party Transactions

As described in the notes to the consolidated financial statements New Concepts Energy, Inc. and Subsidiaries has significant transactions with and balances due from related parties.

/s/ Swalm & Associates, P.C.

Swalm & Associates, P.C.

We have served as the Company’s auditor since 2008.

Richardson, Texas

March 31, 2021

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31,
	2020	2019
Assets

Current assets
Cash and cash equivalents	$27	$22
Current portion note receivable (including $ $3,631 and $4,005 in 2020 and 2019 from related parties)	3,683	4,046
Other current assets	92	—
Total current assets	3,802	4,068

Property and equipment, net of depreciation
Land, buildings and equipment	656	668

Note Receivable	153	214

Assets held for sale	—	840

Total assets	$4,611	$5,790

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(amounts in thousands, except share amounts)

	December 31,
	2020	2019
Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade (including $55 and $180 in 2020 and 2019 due to related parties)	$80	$226
Accrued expenses	32	20
Current portion of long term debt	52	44
Total current liabilities	164	290

Long-term debt
Notes payable less current portion	122	177

Liabilities of assets held for sale	—	2,914

Total liabilities	286	3,381

Stockholders' equity
Series B convertible preferred stock, $10 par value, liquidation value
of $100 authorized 100 shares, issued and outstanding one share	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 5,131,934 shares
at December 31, 2020 and 2019	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,306)	(61,222)
	4,325	2,409

Total liabilities & stockholders' equity	$4,611	$5,790

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue
Rent	$101	$98	$123
	101	98	123

Operating expenses
Operating Expenses	72	61	59
Corporate general and administrative	396	418	359
	468	479	418
Operating loss	(367)	(381)	(295)

Other income (expense)
Interest income (including $226 and $240 for the year ended 2020 and 2019 from related parties)	242	257	37
Interest expense	(12)	(15)	(18)
Other income (expense), net	85	199	11
	315	441	30

Net income (loss) from continuing operations	(52)	60	(265)

Net income (loss) from discontinued operations
Gain (loss) from discontinued operations	(170)	(2,412)	(219)
Gain from Disposal of oil and gas operations	2,138	—	—
	1,968	(2,412)	(219)

Net income (loss) applicable to common shares	$1,916	$(2,352)	$(484)

Net income (loss) per common share-basic and diluted	$0.37	$(0.46)	$(0.21)

Weighted average common and equivalent shares outstanding - basic	5,132	5,132	2,358

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss) from continuing operations	$(52)	$60	$(265)
Net income (loss) from discontinued operations	$1,968	$(2,412)	$(219)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on sale of oil and gas operations	(2,138)	—	—
Depreciation, depletion and amortization	12	18	43
Impairment of oil & gas properties	—	2,285	—
Changes in operating assets and liabilities
Other current and non-current assets	(197)	42	182
Accounts payable and other liabilities	(128)	(232)	(378)
Net cash provided by (used) in operating activities	(535)	239	(637)
Cash flows from investing activities
Note receivables - related party	—	—	(4,000)
Proceeds from the sale of discontinued operations	85	—	—
Fixed asset addition	—	(68)	—
Collections of note receivable	508	12	40
Net cash provided by (used) in investing activities	593	(56)	(3,960)
Cash flows from financing activities
Payment on notes payable	(53)	(44)	(70)
Proceeds from the sale of common stock	—	—	4,609
Net cash provided by (used) in financing activities	(53)	(44)	4,539
Net increase (decrease) in cash and cash equivalents	5	(339)	(58)
Cash and cash equivalents at beginning of year	22	361	419
Cash and cash equivalents at end of year	$27	$22	$361
Supplemental disclosures of cash flow information
Cash paid for interest on notes payable:	$15	$15	$18
Cash paid for principal on notes payable:	$47	$44	$70
The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Series B				Additional	Accum-
	Preferred stock		Common Stock		paid in	ulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2017	1	$1	2,037	$21	$59,000	$(58,386)	$636
Isaunce of Common Stock			3,095	$30	$4,579		$4,609
Net Income						(484)	(484)
Balance at December 31, 2018	1	1	5,132	$51	$63,579	(58,870)	4,761
Issuance of Common Stock
Net Income						(2,352)	(2,352)
Balance at December 31, 2019	1	1	5,132	$51	$63,579	(61,222)	2,409
Issuance of Common Stock
Net Income						1,916	1,916
Balance at December 31, 2020	1	$1	5,132	$51	$63,579	$(59,306)	$4,325

The accompanying notes are an integral part of these consolidated financial statements.

New Concept Energy Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE A – BUSINESS DESCRIPTION AND PRESENTATION

The Company, owns approximately 190 acres of land located in Parkersburg West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main industrial / office building contains approximately 24,800 square feet of which as of December 31, 2020 approximately 16,000 of industrial area is leased for $101,000 per annum.

In August 2020 the Company sold its oil and gas wells and mineral leases which were located in Ohio and West Virginia. The oil and operations for the periods included in this report are reflected as discontinued operations.

The Company’s ability to meet current cash obligations relies on cash received from operations and the collection of notes receivable, including a $3.6 million dollar receivable from a related party.

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

Depreciation expense, which is included in operations, was $12,000, $18,000 and $43,000 for 2020, 2019 and 2018, respectively.

Segments

The Company operates one primary business segment: real estate rental.  Segment data is provided in “Note J” to these consolidated financial statements.

On August 31, 2020 the Company sold its oil and gas segment which is now reflected as Discontinued Operations.

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

Revenue Recognition

Rental income for property leases are recorded when due from the tenant and is recognized monthly as it is earned.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12. Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions from ASC 740. Also, the amendments in this Update simplify the accounting for income tax by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax, requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination, and other targeted changes. The effective date of the amendments is for fiscal years, and interim periods within those years, beginning after December 15, 2020. The adoption of the standard on January 1, 2020, did not have a material impact on our financial position and results of operations.

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

NOTE D – DISCONTINUED OPERATIONS

On August 31, 2020, the Company sold its entire oil and gas operation for $85,000 to an independent third party. In prior years the Company accrued a liability of $2,745,000 to plug and abandon the existing wells. This obligation was assumed by the buyer. Upon the sale of the wells the Company recorded a gain on sale of $2,138,000.

Also included in discontinued operations are net operating expenses the Company incurred during the period presented. For the years ended December 31, 2020, 2019 and 2018 the Company recorded operating losses of $170,000, $2,412,000 and $219,000. In September 2019 the Company wrote down the accounting value of its oil and gas reserves by $2,285,000.

NOTE E – NOTES RECEIVABLE

Notes Receivable are comprised of the following (in thousands):

	Interest
	Rate	2020	2019
American Realty Investors, Inc. (a related party) receivable upon maturity
in September 2021	6%	$3,631	$4,005
Third Party receivable payable monthly and matures in July 2025	6%	205	255
		3,836	4,260
less: current portion of notes receivable		3,683	4,046
Notes Receivable		$153	$214

The Company holds a note receivable from a non related party. The original note was $415,000 payable in 120 monthly payments at 6% interest. Balance due at December 31, 2020 is $205,000 with $52,000 due currently.

NOTE F – FIXED ASSETS

Land, building and furniture, fixtures and equitpment are recorded at cost incurred to acquire the assets.

At December 31, 2020, fixed assets are as follows:

	2020	2019
Land and improvements	$432	$432
Buildings and improvements	341	341
Total fixed assets	773	773
Less: Accumulated depreciation	(117)	(105)
Net Fixed Assets	$656	$668

NOTE G – NOTES PAYABLE

Notes payable is comprised of the following (in thousands):

	2020	2019

Bank Debt	$192	$245
Less current portion of long term debt	$(52)	$(44)
	$140	$201
Less deferred borrowing costs - net of amortization	$(18)	$(24)
	$122	$177

Bank debt represent loan from a bank to finance drilling and equipment at the Company’s oil and gas operation. The interest rate ranges from 5% to 5 ½ %. The loans are collateralized by the Company’s oil & gas leases as well as real property and equipment.

Aggregate annual principal maturities of long-term debt at December 31, 2020 are as follows (in thousands):

2021	52
2022	55
2023	58
2024	27
$192

NOTE H – INCOME TAXES

At December 31, 2020, the Company had net operating loss carry forwards of approximately $8.5 million, which expire between 2021 and 2036.

Forms 1120, U.S, Corporation Income Tax Returns, for the years ending December 31, 2020, 2019, 2018 are subject to examination, by the IRS, generally for three years after they are filed.

The following table presents the principal reasons for the difference between the Company's effective tax rate and the United States statutory income tax rate.

	2020	2019	2018
Earned income tax at statutory rate	$—	$—	$—
Net operating loss utilization	—	—	—
Deferred tax asset from NOL carry forwards	1,786	2,200	2,183
Valuation allowance	(1,786)	(2,200)	(2,183)
Reported income tax expense (benefit)	$0	$0	$0

Effective income tax rate	0.00%	0.00%	0.00%

NOTE I – STOCKHOLDERS’ EQUITY

Outstanding Preferred Stock

Preferred stock consists of the following (amounts in thousands):

	Year Ended
	December 31,
	2020	2019
Series B convertible preferred stock, $10 par value, liquidation value of $100, authorized 100 shares, issued and outstanding one share	1	1

The Series B preferred stock has a liquidation value of $100 per share. The right to convert expired April 30, 2003.  Dividends at a rate of 6% are payable in cash or preferred shares at the option of the Company.

NOTE J – CONTINGENCIES

The Company has been named as a defendant in lawsuits in the ordinary course of business. Management is of the opinion that these lawsuits will not have a material effect on the financial condition, results of operations or cash flows of the Company.

NOTE K – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and assets from continuing operations:

Year ended December 31, 2020	Current Operations	Corporate	Total	Discontinued Operations Oil & Gas

Operating revenue	$ 101	$ -	$ 101	$ 225

Operating expenses	60	390	450	395
Depreciation, depletion and amortization	12	6	18	-
Impairment of oil and gas properties	-	-	-	-
Total Operating Expenses	72	396	468	395
Interest income	-	242	242	-
Interest expense	-	(12)	(12)	-
Gain in sale of oil & gas operations	-	-	-	2,138
Other income (expense), net	-	85	85	-
Segment operating income (loss)	$ 29	$ (81)	$ (52)	$ 1,968

Year ended December 31, 2019	Current Operations	Corporate	Total	Discontinued Operations Oil & Gas

Operating revenue	$ 98	$ -	$ 98	$ 492

Operating expenses	50	412	462	550
Depreciation, depletion and amortization	11	6	17	69
Impairment of oil and gas properties	-	-	-	2,285
Total Operating Expenses	61	418	479	2,904
Interest income	-	257	257	-
Interest expense	-	(15)	(15)	-
Other income (expense), net	-	199	199	-
Segment operating income (loss)	$ 37	$ 23	$ 60	$ (2,412)

Year ended December 31, 2018	Current Operations	Corporate	Total	Discontinued Operations Oil & Gas

Operating revenue	$ 123	$ -	$ 123	$ 559

Operating expenses	50	353	403	540
Depreciation, depletion and amortization	9	6	15	238
Impairment of oil and gas properties	-	-	-	-
Total Operating Expenses	59	359	418	778
Interest income	-	37	37	-
Interest expense	-	(18)	(18)	-
Other income (expense), net	-	11	11	-
Segment operating income (loss)	$ 64	$ (329)	$ (265)	$ (219)

NOTE L - QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2020, 2017 and 2016.  Amounts shown are in thousands except per share amounts.

	First	Second	Third	Fourth
Year ended December 31, 2020	Quarter	Quarter	Quarter	Quarter

Revenue	$ 25	$ 25	$ 25	$ 26
Operating (expense)	(18)	(18)	(18)	(18)
Corporate general and administrative expense	(104)	(127)	(65)	(100)
Other income (expense) net	60	60	137	58
Income (loss) allocable to common shareholders	(97)	(137)	2,182	(32)
Income (loss) per common share – basic	($0.02)	($0.03)	$0.43	$0.00

	First	Second	Third	Fourth
Year ended December 31, 2019	Quarter	Quarter	Quarter	Quarter

Revenue	$ 24	$ 24	$ 25	$ 25
Operating (expense)	(15)	(15)	(15)	(16)
Corporate general and administrative expense	(88)	(134)	(92)	(104)
Other income (expense) net	60	213	106	62
Income (loss) allocable to common shareholders	126	(141)	(2,320)	(17)
Income (loss) per common share – basic	$0.02	($0.03)	($0.45)	$0.00

	First	Second	Third	Fourth
Year ended December 31, 2018	Quarter	Quarter	Quarter	Quarter

Revenue	$ 37	$ 36	$ 25	$ 25
Operating (expense)	(15)	(15)	(15)	(14)
Corporate general and administrative expense	(75)	(108)	(99)	(77)
Other income (expense) net	5	5	5	15
Income (loss) allocable to common shareholders	$ (134)	$ (174)	$ (121)	$ (4)
Income (loss) per common share – basic	($0.07)	($0.08)	($0.06)	$0.00

NOTE M: LIQUIDITY

The Company’s ability to meet current cash obligations relies in cash received from operations and the collection of notes receivable, including a $3.6 million dollar receivable from a related party.

NOTE N – SUBSEQUENT EVENTS

During 2021, a strain of coronavirus (“COVID – 19”) was reported worldwide, resulting in decreased economic activity and concerns about the pandemic, which would adversely affect the broader global economy. At this point, the extent to which COVID – 19 may impact the global economy and our business is uncertain, but pandemics or other significant public health events could have a material adverse effect on our business and results of operations.

The Company has evaluated subsequent events through March 31, 2021, the date the financial statements were available to be issued, and has determined that there are none to be reported.

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

NEW CONCEPT ENERGY, INC.

March 31, 2021	By:	/s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene S. Bertcher Gene S. Bertcher	Chairman, President, Principal Executive Officer, Chief Financial Officer and Director	March 31, 2021
/s/ Raymond D Roberts Raymond D Roberts	Director	March 31, 2021
/s/ Victor L. Lund Victor L. Lund	Director	March 31, 2021
/s/ Dan Locklear Dan Locklear	Director	March 31, 2021
/s/ Cecilia Maynard Cecilia Maynard	Director	March 31, 2021