Form 10-Q
period 2021-03-31
New Concept Energy, Inc.
filed 2021-05-17
CIK 105744

______________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED March 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	5,131,934 shares
(Class)	(Outstanding at May 13, 2021)

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended March 31, 2021

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2021	December 31, 2020
Assets	(Unaudited)	(Audited)

Current assets
Cash and cash equivalents	$43	$27
Current portion note receivable (including $3,584 and $3,631 in 2021 and 2020 from related parties)	3,636	3,683
Other current assets	220	92
Total current assets	3,899	3,802

Property and equipment, net of depreciation
Land, buildings and equipment	653	656

Note Receivable	145	153

Total assets	$4,697	$4,611

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(dollars in thousands, except par value amount)

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
Liabilities and stockholders' equity

Current liabilities
Accounts payable - (including $80 and $55 due to related parties in 2021 and 2020)	$108	$80
Accrued expenses	18	32
Current portion of long term debt	52	52
Total current liabilities	178	164

Long-term debt
Notes payable less current portion	115	122

Total liabilities	293	286

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 5,131,934 and 2,036,935 shares
at March 31, 2021 and December 31, 2020	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,227)	(59,306)

Total shareholders' equity	4,404	4,325

Total liabilities & equity	$4,697	$4,611

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended March 31,
	2021	2020
Revenue
Rent	$26	$26
Total Revenues	26	26

Operating expenses
Operating expenses	18	16
Corporate general and administrative	74	104
Total Operating Expenses	92	120
Operating earnings (loss)	(66)	(94)

Other income (expense)
Interest income (including $52 and $60 for the three months ended 2021 and 2020 from related parties)	56	64
Interest expense	(2)	(4)
Other income (expense), net	91	—
	145	60

Earnings (loss) from continuing operations	79	(34)

Discontinued Operations
Earnings (loss) from discontinued operations	—	(63)

Earnings (loss) applicaable to common shares	79	(97)

Net income (loss) per common share-basic and diluted	$0.01	$0.01

Weighted average common and equivalent shares outstanding - basic	5,132	5,132

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Three Months Ended
	March 31,
	2021	2020

Cash flows from operating activities
Net income (loss)	$79	$(97)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	3	3
Other current and non-current assets	(73)	45
Accounts payable and other liabilities	16	32
Net cash provided by (used) in operating activities	25	(17)

Cash flows from financing activities
Payment on notes payable	(9)	(12)
Net cash provided by (used in) financing activities	(9)	(12)

Net increase (decrease) in cash and cash equivalents	16	(29)
Cash and cash equivalents at beginning of year	27	56

Cash and cash equivalents at end of period	$43	$27

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable	$3	$3

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)

	Series B		Common Stock		Additional	Accum-
	Preferred stock				paid in	ulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at December 31, 2020	1	1	5,132	$51	$63,579	(59,306)	4,325
Net Income						79	79
Balance at March 31, 2021	1	$1	5,132	$51	$63,579	$(59,227)	$4,404

Balance at December 31, 2019	1	1	5,132	$51	$63,579	(61,222)	2,409
Net Income						126	126
Balance at March 31, 2020	1	$1	5,132	$51	$63,579	$(61,319)	$2,312

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

The Company’s ability to meet current cash obligations relies on cash received from current operations and the collection of notes receivable and interest thereon. The Company is evaluating business opportunities to provide both additional income and cash flow.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2020.  Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2021.

NOTE B: NATURE OF OPERATIONS

The Company owns approximately 190 acres of land located in Parkersburg West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main industrial/office building contains approximately 24,800 square feet of which approximately 16,000 square feet is leased at a rate of $101,000 per annum.

NOTE C: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We consider accounting policies related to our estimates of depreciation, amortization, leases, and revenue recognition for real estate operations, impairment, and sales of real estate as significant accounting policies.  The policies include significant estimates made by management using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used.  These policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2020.

NOTE D: DISCONTINUED OPERATIONS

On August 31, 2020, the Company sold its entire oil and gas operation for $85,000 to an independent third party. In prior years the Company has accrued a liability of $2,745,000 to plug and abandon the existing wells. This obligation was assumed by the buyer. Upon the sale of the wells the Company recorded a gain of $2,138,000.

Also included in discontinued operations are net operating expenses the Company incurred during the period presented. For the three months ended March 31, 2020 the Company recorded operating losses of $63,000 from the oil and gas operation.

NOTE E: CONTINGENCIES

During 2020 and 2021, a strain of coronavirus (“COVID – 19”) was reported worldwide, resulting in decreased economic activity and concerns about the pandemic, which would adversely affect the broader global economy. At this point, the extent to which COVID – 19 will impact the global economy and our business is uncertain, but pandemics or other significant public health events could have a material adverse effect on our business and results of operations.

NOTE F:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 13, 2021, the date the financial statements were available to be issued, and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At March 31, 2021, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At March 31, 2021, the Company had current assets of $3,899, 000 and current liabilities of $178, 000.

Cash and cash equivalents at March 31, 2021 were $43,000 as compared to $27,000 at December 31, 2020.

Net cash provided by operating activities was $25,000 for the three months ended March 31, 2021.

Net cash used in financing activities was $9,000 for the three months ended March 31, 2021, consisting of the repayments of loans to a bank.

Results of Operations

Comparison of the three months ended March 31, 2021 to the same period in 2020

The Company reported net income from continuing operations of $79,000 for three months ended March 31, 2021, as compared to a net loss of ($34, 000) for the similar period in 2020.

For the three months ended March 31, 2021, corporate general & administrative expenses were $74,000 as compared to $104,000 for the comparable periods in 2020.  The decrease was due, for the most part, to consulting fees paid by the Company regarding oil and gas matters in 2020 that were not incurred in 2021.

For the three months ended March 31, 2021 the Company recorded a tax refund from prior years of $91,000.

For the three months ended March 31, 2020 the Company recorded a loss from discontinued operations of $63,000 for the oil and gas operations that were sold in August 2020.

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

New Concept Energy, Inc.

Date: May 17, 2021	By:	/s/ Gene Bertcher
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

Dated: May 13, 2021
	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Principal Executive Officer, President and
Chief Financial Officer
14

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of New Concept Energy, Inc. (the “Company”) of Form 10-Q for the period ended March 31, 2021, as filed with the Securities Exchange Commission on the date hereof (the “Report”), I, Gene S. Bertcher, President and Chief Financial Officer of the Company, do hereby certify pursuant to 18 U.S.C. §1350 that:

(i) The Report fully complies with the requirements of Section 13(a) or I 5(d) of the Securities Exchange Act of 1934, as amended; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company, at the end of the period indicated and for the periods indicated.

New Concept Energy, Inc.

Dated: May 13, 2021
	By:	/s/ Gene S. Bertcher
Gene S. Bertcher,
Principal Executive Officer, President and
Chief Financial Officer