Form 10-Q
period 2021-06-30
New Concept Energy, Inc.
filed 2021-08-12
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2021

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

Yes: ☒   No ☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	5,131,934 shares
(Class)	(Outstanding at August 12, 2021)

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended June 30, 2021

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(amounts in thousands)
	June 30, 2021	December 31, 2020

Assets

Current assets
Cash and cash equivalents	$261	$27
Current portion note receivable (including $3,637 and $3,631 in 2021 and 2020 from related parties	3,689	3,683
Other current assets	25	92
Total current assets	$3,975	$3,802

Property and equipment, net of depreciation
Land, buildings and equipment	650	656

Note receivable	133	153

Total assets	$4,758	$4,611

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(unaudited)
(dollars in thousands, except par value amount)

	June 30, 2021	December 31, 2020

Liabilities and stockholders' equity

Current liabilities
Accounts payable - (including $104 and $55 due to related parties in 2021 and 2020)	$124	$80
Accrued expenses	26	32
Current portion of long term debt	52	52
Total current liabilities	202	164

Long-term debt
Notes payable less current portion	103	122

Total liabilities	305	286

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,131,934 shares at June 30, 2021 and December 31, 2020	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,178)	(59,306)

Total shareholder equity	4,453	4,325

Total liabilities & equity	$4,758	$4,611

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2021	2020	2021	2020
Revenue
Rent	$26	$26	$52	$52
Total Revenues	26	26	52	52

Operating expenses
Operating Expenses	20	16	38	31
Corporate general and administrative	111	127	185	231
Total Operating Expenses	131	143	223	262
Operating earnings (loss)	(105)	(117)	(171)	(210)

Other income (expense)
Interest income	56	63	112	127
Interest expense	(2)	(3)	(4)	(7)
Other income (expense), net	100	—	191	—

Earnings (loss) from continuing operations	$49	$(57)	$128	$(90)

Discontinued Operations
Earnings (loss) from discontinued operations	—	(80)	—	(144)

Earnings (loss) applicable to common shares	$49	(137)	$128	(234)

Net income (loss) per common share-basic and diluted	$0.01	$(0.03)	$0.02	$(0.05)

Weighted average common and equivalent shares outstanding - basic	5,132	5,132	5,132	5,132

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Six Months Ended
	June 30,
	2021	2020

Cash flows from operating activities
Net Income (loss) from Continuing Operations	$128	$(90)
Net Income (loss) from Discontinued Operations	—	(144)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	6	6
Other current and non-current assets	81	446
Accounts payable and other liabilities	38	(178)
Net cash provided by (used) in operating activities	253	40

Cash flows from financing activities
Payment on notes payable	(19)	(23)
Net cash provided by (used in) financing activities	(19)	(23)

Net increase (decrease) in cash and cash equivalents	234	17
Cash and cash equivalents at beginning of year	27	22

Cash and cash equivalents at end of period	261	$39

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable	$19	$15

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited, dollars in thousands)

	Series B				Additional
For the three months	Preferred stock		Common Stock		Paid-in	Accumulated
ended June 30, 2021	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at March 31, 2021	1	$1	5,132	$51	$63,579	$(59,227)	$4,404
Net Income	—	—	—	—	—	49	49
Balance at June 30, 2021	1	$1	5,132	$51	$63,579	$(59,178)	$4,453

	Series B				Additional
For the three months	Preferred stock		Common Stock		Paid-in	Accumulated
ended June 30, 2020	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at March 31, 2020	1	$1	5,132	$51	$63,579	$(61,319)	$2,312
Net Loss	—	—	—	—	—	(137)	(137)
Balance at June 30, 2020	1	$1	5,132	$51	$63,579	$(61,456)	$2,175

	Series B				Additional
For the six months	Preferred stock		Common Stock		Paid-in	Accumulated
ended June 30, 2021	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at December 31, 2020	1	$1	5,132	$51	$63,579	$(59,306)	$4,325
Net Income	—	—	—	—	—	128	128
Balance at June 30, 2021	1	$1	5,132	$51	$63,579	$(59,178)	$4,453

	Series B				Additional
For the six months ended	Preferred stock		Common Stock		Paid-in	Accumulated
June 30, 2020	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at December 31, 2019	1	$1	5,132	$51	$63,579	$(61,222)	$2,409
Net Loss	—	—	—	—	—	(234)	(234)
Balance at June 30, 2020	1	$1	5,132	$51	$63,579	$(61,456)	$2,175

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2020.  Operating results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2021.

NOTE B: NATURE OF OPERATIONS

 The Company owns approximately 190 acres of land located in Sandyville West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main industrial/office building contains approximately 24,800 square feet of which approximately 16,000 square feet is leased at a rate of $101,000 per annum.

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

NOTE D: DISCONTINUED OPERATIONS

On August 31, 2020 the Company sold its entire oil and gas operation for $85,000 to an independent third party. In prior years the Company had accrued $2,745,000 to plug and abandon the existing wells. This obligation was assumed by the buyer. Upon the sale of the oil and gas operation the Company recorded a gain of $2,138,000.

Included in discontinued operations are the net operating expenses the Company incurred during the periods presented. For the three and six months ended June 30, 2021 the Company recorded operating losses of $80,000 and $144,000 from the oil and gas operation.

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

NOTE F:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 12, 2021, the date the financial statements were available to be issued, and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At June 30, 2021, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At June 30, 2021, the Company had current assets of $3,975,000 and current liabilities of $202,000.

Cash and cash equivalents at June 30, 2021 were $261,000 as compared to $27,000 at December 31, 2020.

Net cash provided in operating activities was $253,000 for the six months ended June 30, 2021.

Net cash used in financing activities was $19,000 for the six months ended June 30, 2021.

Results of Operations

Comparison of the three months ended June 30, 2021 to the same period in 2020

The Company reported net income of $49,000 for three months ended June 30, 2021, as compared to a net loss of $57,000 for the similar period in 2020.

The Company leases a portion of its property in West Virginia. For the three months ended June 30, 2021 and June 30, 2020 the Company recorded rental Income of $26,000.

For the three months ended June 30, 2021, corporate general & administrative expenses were $111,000 as compared to $127,000 for the comparable periods in 2020. The decrease was due to an overall reduction of administrative expenses.

Included in other income for the six months ended June 30, 2021 is $100,000 which represents the sale of a receivable that had previously been fully reserved. In addition during the first quarter of 2021 the company recorded income.

For the three months ended June 30, 2020 the Company recorded a loss from discontinued operations of $ 80,000 for the oil and gas operations that were sold in August 2020.

Comparison of the six months ended June 30, 2021 to the same period in 2020

The Company reported net income of $128,000 for six months ended June 30, 2021, as compared to a net loss of $90,000 for the similar period in 2020.

The Company leases a portion of its property in West Virginia. For the six months ended June 30, 2021 and June 30, 2020 the Company recorded rental Income of $52,000.

For the six months ended June 30, 2021, corporate general & administrative expenses were $185,000 as compared to $231,000 for the comparable periods in 2020. The decrease was due to an overall reduction of administrative expenses.

For the six months ended June 30, 2021 the company recorded other income of $191,000. Included in other income is $100,000 which represents the sale of a receivable that had previously been fully reserved and a $91,000 tax refund from prior years.

For the six months ended June 30, 2020 the Company recorded a loss from discontinued operations of $ 144,000 for the oil and gas operations that were sold in August 2020.

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

Environmental Matters

The Company has conducted environmental assessments on most of its existing owned or leased properties.  These assessments have not revealed any significant environmental liability that the Company believes would have a material adverse effect on the Company’s business, assets or results of operations.  The Company believes that all of its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products.  The Company has not been notified by any governmental authority and is not otherwise aware of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its communities.

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

New Concept Energy, Inc.

Date: August 12, 2021	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Principal Executive Officer, President and
Chief Financial Officer

CERTIFICATIONS	EXHIBIT 31.1

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

(b)       Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

New Concept Energy, Inc.

Date: August 12, 2021	By:	/s/ Gene S. Bertcher
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

New Concept Energy, Inc.

Date: August 12, 2021	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Principal Executive Officer, President and
Chief Financial Officer