Form 10-Q
period 2021-09-30
New Concept Energy, Inc.
filed 2021-11-10
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2021

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

Yes: ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes: ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes: ☐No: ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	5,131,934 shares
(Class)	(Outstanding at November 9, 2021)

1

NEW CONCEPT ENERGY, INC., AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended September 30, 2021

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands)

	September 30, 2021	December 31, 2020

Assets

Current assets
Cash and cash equivalents	$249	$27
Current portion note receivable (including $3,637 and $3,631 in 2021 and 2020 from related parties	3,596	3,683
Other current assets	38	92
Total current assets	$3,883	$3,802

Property and equipment, net of depreciation
Land, buildings and equipment	647	656

Note receivable	-	153

Total assets	$4,530	$4,611

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - CONTINUED

(unaudited)

(dollars in thousands, except par value amount)

	September 30, 2021	December 31, 2020

Liabilities and stockholders' equity

Current liabilities
Accounts payable - (including $33 and $55 due to related parties in 2021 and 2020)	$66	$80
Accrued expenses	19	32
Current portion of long term debt	-	52
Total current liabilities	85	164

Long-term debt
Notes payable less current portion	-	122

Total liabilities	85	286

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 5,131,934 shares
at September 30, 2021 and December 31, 2020	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,186)	(59,306)

Total shareholder equity	4,445	4,325

Total liabilities & equity	$4,530	$4,611

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(amounts in thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,

	2021	2020	2021	2020
Revenue
Rent	$25	$25	$76	$76

Operating expenses
Operating Expenses	34	15	71	46
Corporate general and administrative	53	65	238	296
Total operating expenses	87	80	309	342
Operating earnings (loss)	(62)	(55)	(233)	(266)

Other income (expense)
Interest income from a related party	53	54	159	172
Interest income from a third party	2	3	8	12
Interest expense	(1)	(3)	(5)	(9)
Other income (expense), net	-	83	191	83
	54	137	353	258

Earnings (loss) from continuing operations	$(8)	$82	$120	$(8)

Discontinued Operations
Loss from discontinued operations	-	(38)	-	(182)
Gain from disposal of oil & gas operations	-	2,138	-	2,138
	-	2,100	-	1,956

Earnings (loss) applicable to common shares	$(8)	$2,182	$120	1,948

Net income (loss) per common share-basic and diluted	$0.01	$0.43	$0.02	$0.38

Weighted average common and equivalent shares outstanding - basic	5,132	5,132	5,132	5,132

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)

	For the Nine Months Ended
	September 30,
	2021	2020

Cash flows from operating activities
Net Income (loss) from Continuing Operations	$120	$(8)
Net Income (loss) from Disontinued Operations	-	1,956
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Gain on sale of oil and gas operations	-	(2,138)
Depreciation and amortization	27	13
Other current and non-current assets	141	(125)
Accounts payable and other liabilities	(27)	(189)
Net cash provided by (used) in operating activities	261	(491)

Cash flows from financing activities
Payment on note payable	(192)	(35)
Net cash provided by (used in) financing activities	(192)	(35)

Cash flows from investing activities
Proceeds for sale of discontinued operations	-	85
Receipt on note receivable	153	461
Net cash provided by (used in) financing activities	153	546

Net increase (decrease) in cash and cash equivalents	222	20
Cash and cash equivalents at beginning of year	27	22

Cash and cash equivalents at end of period	$249	$42

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable	$5	$9

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited, shares and dollars in thousands)

	Series B				Additional
For the three months ended	Preferred stock		Common Stock		Paid-in	Accumulated
September 30, 2021	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at June 30, 2021	1	$1	5,132	$51	$63,579	$(59,178)	$4,453
Net Loss	-	-	-	-	-	(8)	(8)
Balance at September 30, 2021	1	$1	5,132	$51	$63,579	$(59,186)	$4,445

	Series B				Additional
For the three months ended	Preferred stock		Common Stock		Paid-in	Accumulated
September 30, 2020	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at June 30, 2020	1	$1	5,132	$51	$63,579	$(61,456)	$2,175
Net Income	-	-	-	-	-	2,182	2,182
Balance at September 30, 2020	1	$1	5,132	$51	$63,579	$(59,274)	$4,357

	Series B				Additional
For the nine months ended	Preferred stock		Common Stock		Paid-in	Accumulated
September 30, 2021	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at December 31, 2020	1	$1	5,132	$51	$63,579	$(59,306)	$4,325
Net Income	-	-	-	-	-	120	120
Balance at September 30, 2021	1	$1	5,132	$51	$63,579	$(59,186)	$4,445

	Series B				Additional
For the nine months ended	Preferred stock		Common Stock		Paid-in	Accumulated
September 30, 2020	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at December 31, 2019	1	$1	5,132	$51	$63,579	$(61,222)	$2,409
Net Income	-	-	-	-	-	1,948	1,948
Balance at September 30, 2020	1	$1	5,132	$51	$63,579	$(59,274)	$4,357

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2020.  Operating results for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2021.

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

Also included in discontinued operations are net operating expenses the company incurred during the periods presented. For the three and nine months ended September 30, 2020, the Company recorded operating losses of$38,000 and $182,000.

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

NOTE G:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 9, 2021, the date the financial statements were available to be issued and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At September 30, 2021, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At September 30, 2021, the Company had current assets of $3,883,000 and current liabilities of $85,000.

Cash and cash equivalents at September 30, 2021 were $249,000 as compared to $27,000 at December 31, 2020.

Net cash provided in operating activities was $261,000 for the nine months ended September 30, 2021.

Net cash used in financing activities was $192,000 for the nine months ended September 30, 2021. This is the cash used to repay the Companies outstanding mortgage on its properties.

Net cash provided from investing activities was $153,000 for the nine months ended September 30, 2021. This is the cash collected from the outstanding notes receivable.

Results of Operations

Comparison of the three months ended September 30, 2021 to the same period in 2020

The Company reported net loss from continuing operations of $8,000 for three months ended September 30, 2021, as compared to net income of $82,000 for the similar period in 2020.

For the three months ended September 30, 2021 and 2020, the Company recorded rental revenue of $25,000.

For the three months ended September 30, 2021, corporate general & administrative expenses were $53,000 as compared to $65,000 for the comparable periods in 2020.

For the three months ended September 30, 2020 the Company reported other income of $83,000 which represents a tax refund for taxes paid in prior years.

For the three months ended September 30, 2020 the Company recorded a gain from discontinued operation of $2,100,000. Included in 2020 is a gain from the sale of the oil and gas business of $2,138,000.

Comparison of the nine months ended September 30, 2021 to the same period in 2020

The Company reported net income from continuing operations of $120,000 for nine months ended September 30, 2021, as compared to net loss of $8,000 for the similar period in 2020.

For the nine months ended September 30, 2021 and 2020, the Company recorded rental revenue of $76,000.

For the nine months ended September 30, 2021, corporate general & administrative expenses were $238,000 as compared to $296,000 for the comparable periods in 2020.

For the nine months ended September 30, 2020 the Company recorded a gain from discontinued operations of $1,956,000 Included in 2020 is a gain from the sale of the oil and gas business of $2,138,000.

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

Environmental Matters

The Company is not aware of any such environmental liability.  The Company believes that all its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products.  The Company has not been notified by any governmental authority and is not otherwise aware of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its communities.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

All of the Company’s debt has been financed at fixed rates of interest.  Therefore, the Company has had no risk from exposure to changes in interest rates.

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

PART II:  OTHER INFORMATION

Item 6.  Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated below.

Exhibit Designation	Exhibit Description

3.1	Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)

3.2	Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.5 to Registrant’s Form 8-K dated April 1, 1993)

3.3	Restated Articles of Incorporation of Greenbriar Corporation (incorporated by reference to Exhibit 3.1.1 to Registrant’s Form 10-K dated December 31, 1995)

3.4	Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit to Registrant’s PRES 14-C dated February 27, 1996)

3.5	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)

3.6	Amendment to Section 3.1 of Bylaws of Registrant adopted October 9, 2003 (incorporated by reference to Exhibit 3.2.1 to Registrant’s Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)

3.7	Certificate of Decrease in Authorized and Issued Shares effective November 30, 2001 (incorporated by reference to Exhibit 2.1.7 to Registrant’s Form 10-K dated December 31, 2002)

3.8	Certificate of Designations, Preferences and Rights of Preferred Stock dated May 7, 1993, relating to Registrant’s Series B Preferred Stock (incorporated by reference to Exhibit 4.1.2 to Registrant’s Form S-3 Registration Statement No. 333-64840 dated June 22, 1993)

3.9	Certificate of Voting Powers, Designations, Preferences and Rights of Registrant’s Series F Senior Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.2 of Registrant’s Form 10-KSB for the fiscal year ended December 31, 1997)

3.10	Certificate of Voting Powers, Designations, Preferences and Rights of Registrant’s Series G Senior Non-Voting Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.3 of Registrant’s Form 10-KSB for the fiscal year ended December 31, 1997)

3.11	Certificate of Designations dated October 12, 2004, as filed with the Secretary of State of Nevada on October 13, 2004 (incorporated by reference to Exhibit 3.4 of Registrant’s Current Report on Form 8-K for event occurring October 12, 2004)

3.12	Certificate of Amendment to Articles of Incorporation effective February 8, 2005 (incorporated by reference to Exhibit 3.5 of Registrant’s Current Report on Form 8-K for event occurring February 8, 2005)

3.13	Certificate of Amendment to Articles of Incorporation effective March 21, 2007 (incorporated by reference to Exhibit 3.13 of Registrant’s Current Report on Form 8-K for event occurring March 21, 2005)

31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, of Principal Executive Officer and Chief Financial Officer

32.1*	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Concept Energy, Inc.

Date: November 9, 2021	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive Officer,
President and Principal Financial Officer

