Form 10-K
period 2021-12-31
New Concept Energy, Inc.
filed 2022-03-22
CIK 105744

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large, accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting Company)	Smaller reporting company ☒
Emerging growth company ☐

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the NYSE American as of June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $14,168,000 based upon a total of 3,728,580 shares held as of June 30, 2021 by persons believed to be non-affiliates of the Registrant.  The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 18, 2022, there were 5,131,934 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

2

NEW CONCEPT ENERGY, INC.

Index to Annual Report on Form 10-K

Fiscal year ended December 31, 2021

NEW CONCEPT ENERGY, INC.

Forward-Looking Statements

Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  The words “estimate,” “plan,” “intend”, “expect”, “anticipate”, “and believe” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference.  New Concept Energy, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved.  Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described under Item 1A. Risk Factors beginning on page 5.

PART I

Item 1.  Business

New Concept Energy, Inc. (“New Concept,” “NCE” or the “Company” or “we” or “us”) was incorporated in Nevada on May 31, 1991, under the name Medical Resource Companies of America, Inc.  The Company is the successor-by-merger to Wespac Investors Trust, a California business trust that began operating in 1982.  On March 26, 1996, the name was changed to Greenbriar Corporation.  On February 8, 2005, the name of the Company was changed to CabelTel International Corporation.  On May 21, 2008, the name of the company was changed to New Concept Energy, Inc.

Real Estate Operations

The Company owns approximately 190 acres of land located in Parkersburg West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main industrial / office building contains approximately 24,800 square feet of which as of December 31,2021 approximately 16,000 of industrial area is leased for $100,000 per annum.

Oil and Gas Operations

In August 2020, the Company sold its oil and gas wells and mineral leases which were located in Ohio and West Virginia. The oil and operations for the periods included in this report are reflected as discontinued operations.

Effective 1/1/2022 the company entered into a Consulting Management Agreement with the current owner of the oil and gas wells whereby the Company will receive 10% of the revenue received from these wells in exchange for providing advisory, accounting and management services. The agreement can be terminated by either party after providing 60 days’ notice.

Business Strategy

The Company is a Nevada corporation.

The Company intends to continue to operate and or sell its West Virginia property. Further, The Company is providing advisory and management services for an independent West Virginia oil and gas company. In addition, The Company seeks to establish or acquire new business operations.

Insurance

The Company currently maintains property and liability insurance intended to cover claims for its real estate and corporate operations.

Employees

At December 31, 2021, the Company employed the services of 3 people with the remainder of the work contracted to third parties. The Company believes it maintains good relationships with its employees.  None of the Company’s employees are represented by a collective bargaining group.

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

Item 3.  Legal Proceedings

The Company was named as a defendant in lawsuits in the ordinary course of business. Currently the Company is not involved in any material legal proceedings.   Management is of the opinion that any prior lawsuits have not and will not have a material effect on the financial condition, results of operations or cash flows of the Company.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common stock of the Company is listed and traded on the NYSE American using the symbol “GBR.”  The following table sets forth the high and low sales prices as reported in the reporting system of the NYSE American and other published financial sources.

	2021		2020

	High	Low	High	Low
First Quarter	$30.99	$1.79	$1.47	$0.55
Second Quarter	$9.41	$3.66	$1.64	$0.64
Third Quarter	$7.35	$3.11	$2.19	$1.27
Fourth Quarter	$5.37	$2.34	$3.50	$1.40

On March 18, 2022, the closing price of the Company’s Common Stock was $3.55 per share. The Company’s Common Stock was held by approximately 2,500 holders of record.

Dividends

The Company paid no dividends on its Common Stock in 2021 or 2020.  The Company has not paid cash dividends on its Common stock during at least the last ten fiscal years and it has been the policy of the Board of Directors of the Company to retain all earnings to pay down debt and finance future expansion and development of its businesses.  The payment of dividends, if any, will be determined by the Board of Directors in the future in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Purchases of Equity Securities

The Board of Directors has not authorized the repurchase of any shares of its Common Stock under any share repurchase program. However, from time to time in the past, the Company has purchased from stockholders, less than 100 shares on request of such persons to save the cost of commissions. No such purchases were made in 2021 or 2020.

Item 6.  Selected Financial Data

Optional and not included

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

The Company’s operations during 2021 include leasing its office building located in Parkersburg West Virginia, its principal source of cash and income was the interest it receives from notes receivables.

In August 2020, the Company sold its oil and gas wells and mineral leases which were located in Ohio and West Virginia. The oil and operations for the periods included in this report are reflected as discontinued operations.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At December 31, 2021, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At December 31, 2021, the Company had current assets of $3,812,000 and current liabilities of $60,000.

Cash and cash equivalents totaled $252,000 at December 31, 2021 and $27,000 at December 31, 2020.  New Concept’s principal sources of cash was rent from the tenant occupying part of its building in West Virginia and interest from its notes receivable

Results of Operations

Fiscal 2021 as compared to 2020

Revenues: Total revenues from rent for the leased property was $101,000 in 2021 and 2020.

Operating Expenses: Operating expenses for the real estate property was $77,000 in 2021 and $72,000 in 2020. General and administrative expenses were $360,000 in 2021 and $396,000 in 2020.

Interest Income: Interest Income was $220,000 in 2021 as compared to $242,000 in 2020. The decrease was due to the reduction in the principal balance outstanding due to payments received.

Other Income: Other income was $191,000 in 2021 which is an income tax refund for prior years of $91,000 and $100,000 from the sale of a receivable that had been fully reserved in prior years. Other income was $85,000 in 2020 which is principally an income tax refund for prior years.

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

Discontinued Operations: During the first nine months of 2020 the Company recorded a net loss from its oil and gas operations of $170,000. In August 2020, the Company sold the oil and gas operation and recorded a gain of $2,138,000.

Item 7a:  Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2021 the Company has paid off all outstanding long term debt, therefore, the Company has no risk from exposure to changes in interest rates.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting.  In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework -2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting.  There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

It is the Board’s objective that a majority of the Board consists of independent directors.  For a director to be considered “independent,” the Board must determine that the director does not have any direct or indirect material relationship with the Company.  The Board has established guidelines to assist it in determining director independence, which conform to, or are more exacting than, the independence requirements in the NYSE American Stock Exchange listing rules.  The independence guidelines are set forth in the Company’s “Corporate Governance Guidelines.”  The text of this document has been posted on the Company’s internet website at http://www.newconceptenergy.com and is available in print to any stockholder who requests it.  In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independent determination.

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

New Concept Energy, Inc.

Attn: Investor Relations

1603 LBJ Freeway, Suite 800

Dallas, Texas 75234

972-407-8400 (Telephone)

The Audit Committee of the Board of Directors is an “audit committee” for the purposes of Section 3(a) (58) of the Exchange Act.  The members of that Committee are Dan Locklear (Chairman), Raymond D. Roberts, Cecilia Maynard and Richard W. Humphrey.  Mr. Locklear is qualified as an “audit committee financial expert” within the meaning of SEC regulations and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the NYSE American.  All of the members of the Audit Committee meet the independence and experience requirements of the listing standards of the NYSE American.

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

The current directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company, their principal occupations, business experience and directorships with other companies during the last five years or more.  The designation “affiliated,” when used below with respect to a director, means that the director is an officer or employee of the Company or one of its subsidiaries.  The designation “independent,” when used below with respect to a director, means that the director is neither an officer of the Company nor a director, officer or employee of a subsidiary of the Company, although the Company may have certain business or professional relationships with the director as discussed in Item 13. Certain Relationships and Related Transactions. No family relationship exists between any executive officer and any of the directors of the company.

Raymond D. Roberts, age 90, (Independent) Director since June 2015

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

Gene S. Bertcher, age 73, (Affiliated) Director November 1989 to September 1996 and since June 1999

Mr. Bertcher was elected President and Chief Financial Officer effective November 1, 2004. He was elected Chairman and Chief Executive Officer in December 2006. Mr. Bertcher has been Chief Financial Officer and Treasurer of the Company since November 1989 and Executive Vice President from November 1989 until he was elected President. Mr. Bertcher was until June 30, 2019 Executive Vice-President and Chief Financial Officer of American Realty Investors, Inc. and Transcontinental Realty Investors, Inc., both of which are traded on the NYSE. Mr. Bertcher was until December 16, 2021 Executive Vice-President and Chief Financial Officer of Income Opportunity Realty Investors, Inc., which is traded on the NYSE American Exchange. He had occupied these positions since February 2008. Further Mr. Bertcher as of August 2020 is a Director of Pillar Income Asset Management. He has been a certified public accountant since 1973.

Dan Locklear, age 68, (Independent) Director since December 2003

Mr. Locklear has been Chief Financial Officer of Sunridge Management Group, a real estate management company, for more than five years.  Mr. Locklear was formerly employed by Johnstown Management Company, Inc. and Trammel Crow Company.  Mr. Locklear has been a certified public accountant since 1981 and a licensed real estate broker in the State of Texas since 1978.

Richard W. Humphrey, age 74, (Affiliated) Director since October 2020

Mr. Humphrey has been, for more than the past five years, Vice President of Regis Realty Prime, LLC, involved in sales and acquisitions of real estate properties. Mr. Humphrey received from Southern Methodist University Cox School of Business both a Bachelor of Business Administration and Master of Business Administration degree with emphasis in real estate. From 1976 to 1979, he was also a part-time faculty member at Southern Methodist University Cox School of Business in Dallas, teaching real estate classes in undergraduate and graduate school. Regis Realty Prime, LLC and its predecessors are affiliated with Realty Advisors, Inc. ("RAI").

Cecilia Maynard, age 69, (Independent) Director since January 2019

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

Board Committees

The Board of Directors held four meetings during 2021.  For such year, no incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the period that he or she served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.  The Audit Committee was formed on December 12, 2003, and its function is to review the Company’s operating and accounting procedures.  A Charter of the Audit Committee has been adopted by the Board.  The current members of the Audit Committee, all of whom are independent within the SEC regulations, the listing standards of the NYSE American and the Company’s Corporate Governance

Guidelines are Messrs. Locklear (Chairman), Roberts and Ms. Maynard.  Mr. Dan Locklear is qualified as an Audit Committee financial expert within the meaning of SEC regulations, and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the NYSE American. The Audit Committee met four times in 2021.

The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to the corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines.  In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates.  The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance and self-evaluation. The members of the Committee are Messrs. Locklear, Roberts and Ms. Maynard (Chairman).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act “), upon written representations received by the Company, the Company is not aware of any failure by any director, officer or beneficial owner of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission on a timely basis.

Item 11.  Executive Compensation

The following tables set forth the compensation in all categories paid by the Company for services rendered during the fiscal years ended December 31, 2021, 2020 and 2019 by the Chief Executive Officer of the Company and to the other executive officers and Directors of the Company whose total annual salary in 2021 exceeded $50,000.

SUMMARY COMPENSATION TABLE

							Change in
						Non-	Pension
						Equity	Value and
Name						Incentive	Nonqualified	All
and						Plan	Deferred	Other
Principal				Stock	Option	Compen-	Compensation	Compen-
Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total

Gene S. Bertcher (1)	2021	$56,500							$56,500
Chairman, President	2020	$56,500							$56,500
& Chief Financial	2019	$53,650							$53,650
Officer

(1)	The salary in the above table represents Mr. Bertcher’s compensation paid by the Company; he also receives additional compensation for services to other entities which are unrelated to the Company.

GRANTS OF PLAN-BASED AWARDS

None

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None

OPTION EXERCISES AND STOCK VESTED

None

PENSION BENEFITS

None

NONQUALIFIED DEFERRED COMPENSATION

None

DIRECTOR COMPENSATION
Name	Fees Earned Or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Gene S. Bertcher	$—						$—
Raymond D. Roberts	$10,500						$10,500
Dan Locklear	$10,500						$10,500
Richard W. Humphrey	$10,500						$10,500
Cecilia Maynard	$10,500						$10,500

MANAGEMENT AND CERTAIN SECURITY HOLDERS

None

Compensation of Directors

The Company pays each non-employee director a fee of $2,500 per year, plus a meeting fee of $2,000 for each board meeting attended.  Employee directors serve without compensation.

Item 12.  Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 18, 2022.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percent of Class *
Realty Advisors, Inc.	1,394,935 shares	27.18%

●	based on 5,131,934 shares outstanding on March 18, 2022.

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the directors and executive officers of the Company, as of the close of business on March 18, 2022.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Gene S. Bertcher	—	0%
Raymond Roberts	—	0%
Dan Locklear	—	0%
Richard Humphrey	—	0%
Cecilia Maynard	—	0%
All directors and executive officers as a group (5 people)	—	0%

* Beneficial Ownership means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

** Percentages are based upon 5,131, 934 shares of Common Stock outstanding at March 18, 2022.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Beginning in 2011 Pillar became the contractual advisor to three other publically traded entities which are related to Realty Advisors, Inc. (“RAI”) through stock ownership by RAI. In addition, the relationship with Mr. Bertcher New Concept conducts business with Pillar whereby Pillar provided the Company with services including processing payroll, acquiring insurance and other administrative matters. The Company believes that by purchasing these services through certain large entities it can get lower costs and better service. Pillar does not charge the Company a fee for providing these services. Pillar is a wholly owned subsidiary of Realty Advisors, Inc.

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

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2021 and 2020 by the Company’s principal accounting firm Swalm & Associates, P.C.:

Type of Fees	2021	2020
Audit Fees	$71,525	$70,250
Tax Fees	12,530	10,550
Total Fees	$84,055	$80,800

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

Financial Information Systems Design and Implementation Fees

Swalm & Associates, P.C. did not render professional services to the Company in 2021 with respect to financial information systems design and implementation.

Under the Sarbanes-Oxley Act of 2002 (the “SO Act”), and the rules of the Securities and Exchange Commission (the “SEC”), the Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditor.  The purpose of the provisions of the SO Act and the SEC rules for the Audit Committee’s role in retaining the independent auditor is two-fold.  First, the authority and responsibility for the appointment, compensation and oversight of the auditors should be with directors who are independent of management.  Second, any non-audit work performed by the auditors should be reviewed and approved by these same independent directors to ensure that any non-audit services performed by the auditor do not impair the independence of the independent auditor.  To implement the provisions of the SO Act, the SEC issued rules specifying the types of services that an independent auditor may not provide to its audit client and governing the Audit Committee’s administration of the engagement of the independent auditor.  As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence.  Accordingly, the Audit Committee has adopted a pre-approval policy of audit and non-audit services (the “Policy”), which sets forth the procedures and conditions pursuant to which services to be performed by the independent auditor are to be pre-approved.  Consistent with the SEC rules establishing two different approaches to pre-approving non-prohibited services, the Policy of the Audit Committee covers pre-approval of audit services, audit-related services, international administration tax services, non-U.S. income tax compliance services, pension and benefit plan consulting and compliance services, and U.S. tax compliance and planning.  At the beginning of each fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and the approve or reject each service, taking into account whether services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management.  Typically, in addition to the pre-approved services, other services would include due diligence for an acquisition that may or may not have been known at the beginning of the year.  The Audit Committee has also delegated to any member of the Audit Committee designated by the Board or the financial expert member of the Audit Committee responsibilities to pre-approve services to be performed by the independent auditor not exceeding $25,000 in value or cost per engagement of audit and non-audit services, and such authority may only be exercised when the Audit Committee is not in session.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of

New Concept Energy, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of New Concept Energy, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and schedules collectively referred to as the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits, we are required to obtain and understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Transactions with and Balances Due from Related Parties

Description of the Matter

The Company has significant transactions and balances due from and due to related parties. The Company performs an assessment as to whether substantially all the amounts due under these receivables are deemed probable of collection. When the Company concludes that it is not probable that it will collect amounts, the Company creates an allowance for the amount not probable of the collection.

Auditing the Company’s collectability assessment is complex due to the judgment involved in the Company’s determination of the collectability of these receivables. The determination involves consideration of the terms of the receivable, whether the receivable is currently performing, and any security for the receivable.

How We addressed the Matter in Our Audit

We obtained an understanding of the Company’s controls over related party receivables and their collectability assessment. Our testing included, among other things, confirmation of the receivables, reviewing selected financial information of the related parties, reviewing subsequent collections and evaluating transaction documentation. The relevant financial statement accounts are notes and interest receivable from related parties, and accounts payable to related parties and interest income from related parties.

Emphasis of Related Party Transactions

As described in the notes to the consolidated financial statements New Concepts Energy, Inc. and Subsidiaries has significant transactions with and balances due from related parties.

/s/ Swalm & Associates, P.C.

Swalm & Associates, P.C.

We have served as the Company’s auditor since 2008.

Richardson, Texas

March 18, 2022

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
	December 31,
	2021	2020
Assets

Current assets
Cash and cash equivalents	$252	$27
Current portion note receivable (including $3,560 and $3,631 in 2021 and 2020 from related parties)	3,560	3,683
Other current assets	—	92
Total current assets	3,812	3,802

Property and equipment, net of depreciation
Land, buildings and equipment	643	656

Note Receivable	—	153

Total assets	$4,455	$4,611

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(amounts in thousands, except share amounts)

	December 31,
	2021	2020
Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade (including $3 and $55 in 2021 and 2020 due to related parties)	$28	$80
Accrued expenses	32	32
Current portion of long term debt	—	52
Total current liabilities	60	164

Long-term debt
Notes payable less current portion	—	122

Liabilities of assets held for sale	—	—

Total liabilities	60	286

Stockholders' equity
Series B convertible preferred stock, $10 par value, liquidation value of $100 authorized 100 shares, issued and outstanding one share	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,131,934 shares at December 31, 2021 and 2020	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,236)	(59,306)
Total stockholders’ equity	4,395	4,325

Total liabilities & stockholders' equity	$4,455	$4,611

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue
Rent	$101	$101	$98
Total Revenues	101	101	98

Operating expenses
Operating Expenses	77	72	61
Corporate general and administrative	360	396	418
Total Operating Expenses	437	468	479
Operating loss	(336)	(367)	(381)

Other income (expense)
Interest income (including $212 and $226 for the year ended 2021 and 2020 from related parties)	220	242	257
Interest expense	(5)	(12)	(15)
Other income (expense), net	191	85	199
	406	315	441

Net income (loss) from continuing operations	70	(52)	60

Net income (loss) from discontinued operations
Gain (loss) from discontinued operations	—	(170)	(2,412)
Gain from Disposal of oil and gas operations	—	2,138	—
	—	1,968	(2,412)

Net income (loss) applicable to common shares	$70	$1,916	$(2,352)

Net income (loss) per common share-basic and diluted	$0.01	$0.37	$(0.46)

Weighted average common and equivalent shares outstanding - basic	5,132	5,132	5,132

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
	Year ended December 31,
	2021	2020	2019

Cash flows from operating activities
Net income (loss) from continuing operations	$70	$(52)	$60
Net income (loss) from discontinued operations	—	1,968	(2,412)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on sale of oil and gas operations	—	(2,138)	—
Depreciation and amortization	13	12	18
Impairment of oil & gas properties	—	—	2,285
Changes in operating assets and liabilities
Other current and non-current assets	92	(197)	42
Accounts payable and other liabilities	(52)	(128)	(232)
Net cash provided by (used) in operating activities	123	(535)	(239)

Cash flows from investing activities
Proceeds from the sale of discontinued operations	—	85	—
Fixed asset addition	—	—	(68)
Collections of note receivable	276	508	12
Net cash provided by (used) in investing activities	276	593	(56)

Cash flows from financing activities
Payment on notes payable	(174)	(53)	(44)
Net cash provided by (used) in financing activities	(174)	(53)	(44)

Net increase (decrease) in cash and cash equivalents	225	5	(339)
Cash and cash equivalents at beginning of year	27	22	361

Cash and cash equivalents at end of year	$252	$27	$22

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable:	$5	$12	$15
Cash paid for principal on notes payable:	$174	$47	$44

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKERS' EQUITY
(amounts in thousands)
	Series B Preferred Stock		Common Stock		Additional paid	Accumulated
	Shares	Amount	Shares	Amount	in capital	deficit	Total
Balance at December 31, 2018	1	$1	5,132	$51	$63,579	$(58,870)	$4,761
Issuance of Common Stock	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(2,352)	(2,352)
Balance at December 31, 2019	1	1	5,132	$51	$63,579	(61,222)	2,409
Issuance of Common Stock	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	1,916	1,916
Balance at December 31, 2020	1	1	5,132	$51	$63,579	(59,306)	4,325
Issuance of Common Stock	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	70	70
Balance at December 31, 2021	1	$1	5,132	$51	$63,579	$(59,236)	$4,395

The accompanying notes are an integral part of these consolidated financial statements.

New Concept Energy Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE A – BUSINESS DESCRIPTION AND PRESENTATION

The Company owns approximately 190 acres of land located in Parkersburg West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main industrial / office building contains approximately 24,800 square feet of which as of December 31, 2021 approximately 16,000 of industrial area is leased for $101,000 per annum.

In August 2020, the Company sold its oil and gas wells and mineral leases which were located in Ohio and West Virginia. The oil and operations for the periods included in this report are reflected as discontinued operations.

The Company’s ability to meet current cash obligations relies on cash received from operations and the collection of notes receivable, including a $3.6 million dollar receivable from a related party.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of New Concept Energy, Inc. and its majority-owned subsidiaries (collectively, the “Company,” New Concept or “NCE”) and are prepared on the basis of accounting principles generally accepted in the United States of America “GAAP”.  All significant intercompany transactions and accounts have been eliminated. Certain accounting balances have been reclassified to conform to the current year presentation.

Depreciation

Depreciation is provided for in amounts sufficient to relate the cost of property and equipment to operations over their estimated service lives, ranging from 3 to 40 years. Depreciation is computed by the straight-line method.

Depreciation expense, which is included in operations, was $13,000, $12,000 and $18,000 for 2021, 2020 and 2019, respectively.

Segments

The Company operates one primary business segment: real estate rental.  Segment data is provided in “Note K” to these consolidated financial statements.

On August 31, 2020, the Company sold its oil and gas segment which is now reflected as Discontinued Operations.

Revenue Recognition

Rental income for property leases are recorded when due from the tenant and is recognized monthly as it is earned, which is not materially different than on a straight-line basis as lease terms are generally for periods of one year or less.

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

NOTE C – RELATED PARTIES

Commencing in February 2008, three publicly traded entities needed a chief financial officer, American Realty Investors, Inc. (“ARL”), Transcontinental Realty Investors, Inc. (“TCI”) and Income Opportunity Realty Investors, Inc. (“IOR”), Mr. Bertcher, is a certified public accountant and has a long history in their industry. New Concept made arrangements with the three entities whereby, in addition to his responsibilities to New Concept Mr. Bertcher would be Chief Financial Officer for the three entities. Mr. Bertcher was paid directly for such services by the contractual advisor for the three companies. Mr. Bertcher resigned as an officer of American Realty Investors, Inc. (“ARI”) and Transcontinental Realty Investors, Inc. (“TCI”) on June 30, 2019, but continued on as an officer of Income Opportunity Realty Investors, Inc. (“IOR”) until he resigned December 16, 2021.

Beginning in 2011 Pillar Income Asset Management (“Pillar”) became the contractual advisor to the three publically traded entities. Pillar is a wholly owned subsidiary of RAI and Mr. Bertcher serves as a director. In addition to the relationship with Mr. Bertcher, New Concept conducts business with Pillar whereby Pillar provided the Company with services including processing payroll, acquiring insurance and other administrative matters. The Company believes that by purchasing these services through certain large entities it can get lower costs and better service. Pillar does not charge the Company a fee for providing these services. The Company reimburses Pillar for the direct cost for such services.

Realty Advisors, Inc., (“RAI”) is a privately owned investment company and by virtue of its stock ownership, the controlling shareholder for the three public entities. Mr. Bertcher was an officer of RAI until June 30, 2019.

NOTE D – DISCONTINUED OPERATIONS

On August 31, 2020, the Company sold its entire oil and gas operation for $85,000 to an independent third party. In prior years, the Company has accrued a liability of $2,745,000 to plug and abandon the existing wells. This obligation was assumed by the buyer. Upon the sale of the wells the Company recorded a gain of $2,138,000.

Also included in discontinued operations are net operating expenses the Company incurred during the period presented. For the years ended December 31, 2020 and 2019 the Company recorded operating losses of $170,000 and $2,412,000. In September 2019, the Company wrote down the accounting value of its oil and gas reserves at $2,285,000.

NOTE E – NOTES RECEIVABLE

Notes Receivable are comprised of the following (in thousands):

	Interest
	Rate	2021	2020

American Realty Investors, Inc. (a related party) receivable upon maturity in September 2022	6%	$3,560	$3,631
Third Party receivable payable monthly and matures in July 2025	6%	—	205
		3,560	3,836

less: current portion of notes receivable		3,560	3,683

Notes Receivable		$0	$153

The Company held a note receivable from a non related party. The original note was $415,000 payable in 120 monthly payments at 6% interest. The Note was paid off in 2021. A note receivable from a related party which was previously written off was sold to an unrelated party for $100,000.

NOTE F – FIXED ASSETS

Land, building and furniture, fixtures and equipment are recorded at cost incurred to acquire the assets.

At December 31, 2021, Fixed Assets are as follows:

	2021	2020

Land and improvements	$432	$432
Buildings and improvements	341	341
Total fixed assets	773	773
Less: Accumulated depreciation	(130)	(117)
Net Fixed Assets	$643	$656

NOTE G – NOTES PAYABLE

Notes payable is comprised of the following (in thousands):

	2021	2020

Bank Debt	$—	$192
Less current portion of long term debt	—	(52)
	—	140
Less deferred borrowing costs, net of amortization	—	(18)
	$—	$122

Bank debt represent loans from a bank to finance drilling and equipment at the Company’s oil and gas operation. The interest rate ranged from 5% to 5 ½ %. The loans were paid off in 2021.

NOTE H – INCOME TAXES

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The effect of the change in tax rates on deferred tax assets are liabilities recognized in income in the period that includes the enactment date. We Recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. If we determine that we would be able to release our deferred tax asset in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

At December 31, 2021, the Company had net operating loss carry forwards of approximately $8.3 million, which expire between 2021 and 2036.

The Company has no assurance as to if and when the benefit of NOL carryforwards will not be realized, therefore, a valuation allowance on the related deferred tax assets has been recorded.

Forms 1120, U.S, Corporation Income Tax Returns, for the years ending December 31, 2021, 2020, 2019 are subject to examination, by the IRS, generally for three years after they are filed.

The following table presents the principal reasons for the difference between the Company's effective tax rate and the United States statutory Income Tax rate.

	2021	2020	2019
Earned income tax at statutory rate of 21%	$15	$413	$—
Net operating loss utilization	(15)	(413)	—
Deferred tax asset from NOL carry forwards	1,735	1,786	2,200
Valuation allowance	(1,735)	(1,786)	(2,200)
Reported income tax expense (benefit)	$0	$0	$0

Effective income tax rate	0.00%	0.00%	0.00%

NOTE I – STOCKHOLDERS’ EQUITY

Outstanding Preferred Stock

Preferred stock consists of the following (amounts in thousands):

	Year Ended
	December 31,
	2021	2020
Series B convertible preferred stock, $10 par value, liquidation value of $100, authorized 100 shares, issued and outstanding one share	1	1

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

NOTE K – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and assets from continuing operations:

Year ended December 31, 2021	Current Operations	Corporate	Total	Discontinued Operations Oil & Gas

Operating revenue	$101	$—	$101	$—

Operating expenses	65	360	425	—
Depreciation, depletion and amortization	12	—	12	—
Impairment of oil and gas properties	—	—	—	—
Total Operating Expenses	77	360	437	—
Interest income	—	220	220	—
Interest expense	—	(5)	(5)	—
Gain in sale of oil & gas operations	—	—	—	—
Other income (expense), net	—	191	191	—
Segment operating income (loss)	$24	$46	$70	$—

Year ended December 31, 2020	Current Operations	Corporate	Total	Discontinued Operations Oil & Gas

Operating revenue	$101	$—	$101	$225

Operating expenses	60	390	450	395
Depreciation, depletion and amortization	12	6	18	—
Impairment of oil and gas properties	—	—	—	—
Total Operating Expenses	72	396	468	395
Interest income	—	242	242	—
Interest expense	—	(12)	(12)	2,138
Other income (expense), net	—	85	85	—
Segment operating income (loss)	$29	$(81)	$(52)	$1,968

Year ended December 31, 2019	Current Operations	Corporate	Total	Discontinued Operations Oil & Gas

Operating revenue	$98	$—	$98	$492

Operating expenses	50	412	462	550
Depreciation, depletion and amortization	11	6	17	69
Impairment of oil and gas properties	—	—	—	2,285
Total Operating Expenses	61	418	479	2,904
Interest income	—	257	257	—
Interest expense	—	(15)	(15)	—
Other income (expense), net	—	199	199	—
Segment operating income (loss)	$37	$23	$60	$(2,412)

NOTE L – QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2021, 2020 and 2019.  Amounts shown are in thousands except per share amounts.

	First	Second	Third	Fourth
Year ended December 31, 2021	Quarter	Quarter	Quarter	Quarter

Revenue	$26	$26	$25	$25
Operating (expense)	(18)	(20)	(34)	(5)
Corporate general and administrative expense	(74)	(111)	(53)	(122)
Other income (expense) net	145	154	54	53
Income (loss) allocable to common shareholders	79	49	(8)	(49)
Income (loss) per common share – basic	$0.01	$0.01	($0.01)	$0.00

	First	Second	Third	Fourth
Year ended December 31, 2020	Quarter	Quarter	Quarter	Quarter

Revenue	$25	$25	$25	$26
Operating (expense)	(18)	(18)	(18)	(18)
Corporate general and administrative expense	(104)	(127)	(65)	(100)
Other income (expense) net	60	60	137	58
Income (loss) allocable to common shareholders	(97)	(137)	2,182	(32)
Income (loss) per common share – basic	($0.02)	($0.03)	$0.43	$0.00

	First	Second	Third	Fourth
Year ended December 31, 2019	Quarter	Quarter	Quarter	Quarter

Revenue	$24	$24	$25	$25
Operating (expense)	(15)	(15)	(215)	(16)
Corporate general and administrative expense	(88)	(134)	(92)	(104)
Other income (expense) net	60	213	106	62
Income (loss) allocable to common shareholders	$126	$(141)	$(2,320)	$(17)
Income (loss) per common share – basic	$0.02	($0.03)	($0.45)	$0.00

NOTE M – LIQUIDITY

The Company’s ability to meet current cash obligations relies on cash received from operations and the collection of notes receivable, including a $3.6 million dollar receivable from a related party. The Company is currently evaluating business opportunities to provide both additional income and cash flow.

NOTE N – SUBSEQUENT EVENTS

The date to which events occurring after December 31, 2021, the date of the most recent balance sheet, have been evaluated for possible adjustments to the financial statements or disclosure is March 18, 2022, which is the date of which the financial statements were available to be issued. There are no subsequent events that would require an adjustment to the financial statements.

The following documents are filed as exhibits (or are incorporated by reference as indicated) into this Report:

Exhibit Designation	Exhibit Description
3.1	Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)
3.2	Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.5 to Registrant’s Form 8-K dated April 1, 1993)
3.3	Restated Articles of Incorporation of Greenbriar Corporation (incorporated by reference to Exhibit 3.1.1 to Registrant’s Form 10-K dated December 31, 1995)
3.4	Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit to Registrant’s PRES 14-C dated February 27, 1996)
3.5	Certificate of Decrease in Authorized and Issued Shares effective November 30, 2001 (incorporated by reference to Exhibit 2.1.7 to Registrant’s Form 10-K dated December 31, 2002)
3.6	Certificate of Designations, Preferences and Rights of Preferred Stock dated May 7, 1993 relating to Registrant’s Series B Preferred Stock (incorporated by reference to Exhibit 4.1.2 to Registrant’s Form S-3 Registration Statement No. 333-64840 dated June 22, 1993)
3.7	Certificate of Voting Powers, Designations, Preferences and Rights of Registrant’s Series F Senior Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.2 of Registrant’s Form 10-KSB for the fiscal year ended December 31, 1997)
3.8	Certificate of Voting Powers, Designations, Preferences and Rights of Registrant’s Series G Senior Non-Voting Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.3 of Registrant’s Form 10-KSB for the fiscal year ended December 31, 1997)
3.9	Certificate of Designations dated October 12, 2004 as filed with the Secretary of State of Nevada on October 13, 2004 (incorporated by reference to Exhibit 3.4 of Registrant’s Current Report on Form 8-K for event occurring October 12, 2004)
3.10	Certificate of Amendment to Articles of Incorporation effective February 8, 2005 (incorporated by reference to Exhibit 3.5 of Registrant’s Current Report on Form 8-K for event occurring February 8, 2005)
3.11	Certificate of Amendment to Articles of Incorporation effective March 21, 2007 (incorporated by reference to Exhibit 3.13 of Registrant’s Current Report on Form 8-K for event occurring March 21, 2005)
3.12	Amended and restated bylaws of New Concept Energy, Inc. dated November 18, 2008.
10.1	Registrant’s 1997 Stock Option Plan (filed as Exhibit 4.1 to Registrant’s Form S-8 Registration Statement, Registration No. 333-33985 and incorporated herein by this reference).
10.2	Registrant’s 2000 Stock Option Plan (filed as Exhibit 4.1 to Registrant’s Form S-8 Registration Statement, Registration No. 333-50868 and incorporated herein by this reference)
14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
21.1*	Subsidiaries of the Registrant
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer and Chief Financial Officer
32.1*	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Reserve Study dated March 16, 2015 prepared by Lee Keeling and Associates, Inc is included as an exhibit
99.2	Shared Services Agreement effective December 31, 2010 (incorporated by reference to Exhibit 99.2 to Registrants Form 10K/A for the year ended December 31, 2011 filed March 21, 2013)
101	Interactive data files pursuant to Rule 405 of Regulation S-T

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CONCEPT ENERGY, INC.

March 18, 2022	by: /s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene S. Bertcher Gene S. Bertcher	Chairman, President, Principal Executive Officer, Chief Financial Officer and Director	March 18, 2022
/s/ Raymond D Roberts Raymond D Roberts	Director	March 18, 2022
/s/ Richard W Humphrey Richard W Humphrey	Director	March 18, 2022
/s/ Dan Locklear Dan Locklear	Director	March 18, 2022
/s/ Cecilia Maynard Cecilia Maynard	Director	March 18, 2022