Form 10-Q
period 2022-03-31
New Concept Energy, Inc.
filed 2022-05-12
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED March 31, 2022

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	5,131,934 shares
(Class)	(Outstanding at May 12, 2022)

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended March 31, 2022

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2022	December 31, 2021
Assets	(Unaudited)	(Audited)

Current assets
Cash and cash equivalents	$254	$252
Accounts Receivable	22	—
Note Receivable - related party	3,542	3,560
Other current assets	38	—
Total current assets	3,856	3,812

Property and equipment, net of depreciation
Land, buildings and equipment	640	643

Total assets	$4,496	$4,455

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(dollars in thousands, except par value amount)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Liabilities and stockholders' equity

Current liabilities
Accounts payable - (including $8 and $3 due to related parties in 2022 and 2021)	$74	$28
Accrued expenses	22	32
Total current liabilities	96	60

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,131,934 shares at March 31, 2022 and December 31, 2021	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,231)	(59,236)

Total shareholders' equity	4,400	4,395

Total liabilities & equity	$4,496	$4,455

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended March 31,
	2022	2021
Revenue
Rent	$25	$26
Management fees	20	—
Total Revenues	45	26

Operating expenses
Operating expenses	12	18
Corporate general and administrative	80	74
Total Operating Expenses	92	92
Operating (loss)	(47)	(66)

Other income (expense)
Interest income from related parties	52	56
Interest expense	—	(2)
Other income (expense), net	—	91
	52	145

Earnings (loss) applicable to common shares	5	79

Net income (loss) per common share-basic and diluted	$0.01	$0.01

Weighted average common and equivalent shares outstanding - basic	5,132	5,132

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Three Months Ended
	March 31,
	2022	2021

Cash flows from operating activities
Net income (loss)	$5	$79
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	3	3
Note Receivable - related party	18	47
Other current assets	(60)	(120)
Accounts payable and other liabilities	36	16
Net cash provided by (used) in operating activities	2	25

Cash flows from financing activities
Payment on notes payable	—	(9)
Net cash provided by (used in) financing activities	—	(9)

Net increase (decrease) in cash and cash equivalents	2	16
Cash and cash equivalents at beginning of year	252	27

Cash and cash equivalents at end of period	$254	$43

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable	—	$3

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)

	Series B		Common Stock		Additional
	Preferred stock				paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at December 31, 2021	1	1	5,132	$51	$63,579	(59,236)	4,395
Net Income	—	—	—	—	—	5	5
Balance at March 31, 2022	1	$1	5,132	$51	$63,579	$(59,231)	$4,400

Balance at December 31, 2020	1	1	5,132	$51	$63,579	(59,306)	4,325
Net Income	—	—	—	—	—	79	79
Balance at March 31, 2021	1	$1	5,132	$51	$63,579	$(59,227)	$4,404

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2021.  Operating results for the three month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2022.

NOTE B: NATURE OF OPERATIONS

The Company owns approximately 190 acres of land located in Parkersburg West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main industrial/office building contains approximately 24,800 square feet of which approximately 16,000 square feet is leased at a rate of $101,000 per annum.

In August 2020, the Company sold its oil and gas operations to a third party. On January 1, 2022, the Company entered into a Consulting Management Agreement with respect to such oil and gas operations whereby the Company would provide management, supervisory and administrative services for a fee of 10% of the gross revenue of such oil and gas operations. The agreement is effective January 1, 2022 and may be terminated by either party upon sixty days’ notice.

NOTE C: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We consider accounting policies related to our estimates of depreciation, amortization, leases, and revenue recognition for real estate operations, impairment, and sales of real estate as significant accounting policies.  The policies include significant estimates made by management using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used.  These policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2021.

NOTE D: LIQUIDITY

The Company’s ability to meet current cash obligations relies on cash received from current operations and the collection of notes receivable. The Company is evaluating business opportunities to provide both additional income and cash flow.

NOTE E: CONTINGENCIES

Both the COVID-19 pandemic and attempts at containment have resulted in decreased economic activity which has adversely affected the broader global economy. At this time, the full extent to which COVID-19 pandemic will negatively impact the global economy and our business is uncertain.

NOTE F:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 12, 2022, the date the financial statements were available to be issued and determined that there are none to be reported.

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

Liquidity and Capital Resources

At March 31, 2022, the Company had current assets of $3,856, 000 and current liabilities of $96,000.

Cash and cash equivalents at March 31, 2022 were $254,000 as compared to $252,000 at December 31, 2021.

Results of Operations

Comparison of the three months ended March 31, 2022 to the same period in 2021

The Company reported net income from continuing operations of $5,000 for three months ended March 31, 2022, as compared to net income of $79,000 for the similar period in 2021.

For the three months ended March 31, 2022 the Company had revenue of $45,000 including $25,000 for rental income and $20,000 in management fees as compared to $26,000 of rental income for the comparable period in 2021.

For the three months ended March 31, 2022, corporate general & administrative expenses were $80,000 as compared to

$74,000 for the comparable periods in 2021.

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

New Concept Energy, Inc.

Date: May 12, 2022	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer

CERTIFICATIONS	EXHIBIT 31.1

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

5)       I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a)       All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)       Any fraud, whether or not material, which involves management or other employees who have a significant role in the Registrant’s internal controls.

Dated: May 12, 2022

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

Dated: May 12, 2022

/s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive Officer, President and Chief Financial Officer