Form 10-Q
period 2022-06-30
New Concept Energy, Inc.
filed 2022-08-12
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2022

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

Yes: ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

As of August 10, 2022, there were 5,131,934 shares of common stock outstanding.

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended June 30, 2022

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$372	$252
Note receivable - related party	3,542	3,560
Other current assets	43	-
Total current assets	$3,957	$3,812

Property and equipment, net of depreciation
Land, buildings and equipment	637	643

Total assets	$4,594	$4,455

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - CONTINUED

(unaudited)

(dollars in thousands, except par value amount)

	June 30, 2022	December 31, 2021

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$19	$28
Accrued expenses	37	32
Total current liabilities	56	60

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,131,934 shares at June 30, 2022 and December 31, 2021	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,093)	(59,236)

Total shareholder equity	4,538	4,395

Total liabilities & equity	$4,594	$4,455

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(amounts in thousands, except per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2022	2021	2022	2021
Revenue
Rent	$26	$26	$51	$52
Management Fee	21	-	41	$-

Total Revenues	47	26	92	52

Operating expenses
Operating Expenses	13	20	25	38
Corporate general and administrative	80	111	160	185
Total Operating Expenses	93	131	185	223
Operating earnings (loss)	(46)	(105)	(93)	(223)

Other income (expense)
Interest income	54	56	106	112
Interest expense	-	(2)	-	(4)
Other income, net	130	100	130	191
	184	154	236	299

Net income (loss) applicable to common shares	138	49	143	128

Net income per common share-basic and diluted	$0.02	$0.01	$0.03	$0.02

Weighted average common and equivalent shares outstanding - basic	5,132	5,132	5,132	5,132

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)

	For the Six Months Ended
	June 30,
	2022	2021

Cash flows from operating activities
Net Income (loss) from Continuing Operations	$143	$128
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	6	6
Other current and non-current assets	(25)	81
Accounts payable and other liabilities	(4)	38
Net cash provided by (used) in operating activities	120	253

Cash flows from financing activities
Payment on notes payable	-	(19)
Net cash provided by (used in) financing activities	-	(19)

Net increase (decrease) in cash and cash equivalents	120	234
Cash and cash equivalents at beginning of year	252	27

Cash and cash equivalents at end of period	$372	$261

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable	$-	$19

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(amounts in thousands)

	Series B		Common Stock		Additional
	Preferred stock				paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
For the three months ended June 30, 2022
Balance at March 31, 2022	1	$1	5,132	$51	$63,579	$(59,231)	$4,400
Net Income		-	-	-	-	138	138
Balance at June 30, 2022	1	$1	5,132	$51	$63,579	$(59,093)	$4,538

For the three months ended June 30, 2021
Balance at March 31, 2021	1	$1	5,132	$51	$63,579	$(59,227)	$4,404
Net Income		-	-	-	-	49	49
Balance at June 30, 2021	1	$1	5,132	$51	$63,579	$(59,178)	$4,453

For the six months ended June 30, 2022
Balance at December 31, 2021	1	$1	5,132	$51	$63,579	$(59,236)	$4,395
Net Income		-	-	-	-	143	143
Balance at June 30, 2022	1	$1	5,132	$51	$63,579	$(59,093)	$4,538

For the six months ended June 30, 2021
Balance at December 31, 2020	1	$1	5,132	$51	$63,579	$(59,306)	$4,325
Net Income		-	-	-	-	128	128
Balance at June 30, 2021	1	$1	5,132	$51	$63,579	$(59,178)	$4,453

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2021.  Operating results for the six-month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2022.

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

NOTE D: LIQUIDITY

The Company’s ability to meet current cash obligations relies on cash received from current operations and the collection of a note receivable. The Company is evaluating business opportunities to provide both additional income and cash flow.

NOTE E: CONTINGENCIES

 Both the COVID-19 pandemic and attempts at containment have resulted in decreased economic activity which has adversely affected the broader global economy. At this time, the full extent to which COVID-19 pandemic will negatively impact the global economy and our business is uncertain.

NOTE F:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 10, 2022, the date the financial statements were available to be issued and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At June 30, 2022, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At June 30, 2022, the Company had current assets of $3,957,000 and current liabilities of $56,000.

Cash and cash equivalents at June 30, 2022 were $372,000 as compared to $252,000 at December 31, 2021.

Net cash provided in operating activities was $120,000 for the six months ended June 30, 2022.

Results of Operations

Comparison of the three months ended June 30, 2022 to the same period in 2021

The Company reported net income of $138,000 for three months ended June 30, 2021, as compared to a net income of $49,000 for the similar period in 2021.

For the three months ended June 30, 2022 the Company had revenue of $47,000 including $26,000 for rental income and $21,000 for management fees as compared to rental income of $26,000 for the comparable period in 2021.

For the three months ended June 30, 2022, corporate general & administrative expenses were $80,000 as compared to $111,000 for the comparable periods in 2021. The decrease was due to an overall reduction of administrative expenses.

Included in other income for the three months ended June 30, 2022 is $62,000 which represents the collection of an investment that had previously been fully reserved. In addition during the three months ended June 30, 2022 the company sold equipment and recorded a gain of $68,000.

Comparison of the six months ended June 30, 2022 to the same period in 2021

The Company reported net income of $143,000 for six months ended June 30, 2022, as compared to net income of $128,000 for the similar period in 2021.

For the six months ended June 30, 2022 the Company had revenue of $92,000 including $51,000 for rental income and $41,000 for management fees as compared to rental income of $52,000 for the comparable period in 2021.

For the six months ended June 30, 2022, corporate general & administrative expenses were $160,000 as compared to $185,000 for the comparable periods in 2021. The decrease was due to an overall reduction of administrative expenses.

For the six months ended June 30, 2022 the company recorded other income of $130,000 as compared to $191,000 for the comparable period in 2021. Included in other income for 2022 is $62,000 which represents the collection of an investment that had previously been fully reserved. Further during the six months ended June 30, 2022 the company sold equipment and recorded a gain of $68,000. In the six months ended June 30, 2021 the Company collected a $100,000 receivable that had previously been fully reserved and a $91,000 tax refund from prior years.

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

PART II. OTHER INFORMATION

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

New Concept Energy, Inc.

Date: August 10, 2022	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer

