Form 10-Q
period 2022-09-30
New Concept Energy, Inc.
filed 2022-11-10
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 9, 2022, there were 5,131,934 shares of common stock outstanding.

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended September 30, 2022

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$399	$252
Note receivable -related parties	3,542	3,560
Other current assets	47	—
Total current assets	3,988	3,812

Property and equipment, net of depreciation
Land, buildings and equipment	634	643

Total assets	$4,622	$4,455

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(dollars in thousands, except par value amount)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Liabilities and stockholders' equity

Current liabilities
Accounts payable	$21	$28
Accrued expenses	36	32
Total current liabilities	57	60

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,131,934 shares at September 30, 2022 and December 31, 2021	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,066)	(59,236)

Total shareholder equity	4,565	4,395

Total liabilities & equity	$4,622	$4,455

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,

	2022	2021	2022	2021
Revenue

Rent	$25	$25	$76	$76
Management Fee	38	—	79	—
	63	25	155	76

Operating expenses
Operating Expenses	18	34	43	71
Corporate general and administrative	71	53	231	238
Total operating expenses	89	87	274	309
Operating earnings (loss)	(26)	(62)	(119)	(233)

Other income (expense)
Interest income from a related party	53	53	159	159
Interest income from a third party	—	2	—	8
Interest expense	—	(1)	—	(5)
Other income (expense), net	—	—	130	191
	53	54	289	353

Net income (loss) applicable to common shares	$27	$(8)	$170	$120

Net income (loss) per common share-basic and diluted	$0.01	$(0.01)	$0.03	$0.02

Weighted average common and equivalent shares outstanding - basic	5,132	5,132	5,132	5,132

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)
	For the Nine Months Ended
	September 30,
	2022	2021

Cash flows from operating activities
Net Income (loss)	170	120
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	9	27
Other current and non-current assets	(29)	141
Accounts payable and other liabilities	(3)	(27)
Net cash provided by operating activities	147	261

Cash flows from financing activities
Payment on note payable	—	(192)
Net cash provided by (used in) financing activities	—	(192)

Cash flows from investing activities
Receipt on notes receivable	—	153
Net cash provided by (used in) investing activities	—	153

Net increase (decrease) in cash and cash equivalents	147	222
Cash and cash equivalents at beginning of year	252	27

Cash and cash equivalents at end of period	$399	$249

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable	—	$5

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited, shares and dollars in thousands)

	Series B				Additional
For the three months ended	Preferred stock		Common Stock		Paid-in	Accumulated
September 30, 2022	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at June 30, 2022	1	$1	5,132	$51	$63,579	$(59,093)	$4,538
Net Income	—	—	—	—	—	27	27
Balance at September 30, 2022	1	$1	5,132	$51	$63,579	$(59,066)	$4,565

	Series B				Additional
For the three months ended	Preferred stock		Common Stock		Paid-in	Accumulated
September 30, 2021	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at June 30, 2021	1	$1	5,132	$51	$63,579	$(59,178)	$4,453
Net Income	—	—	—	—	—	(8)	(8)
Balance at September 30, 2021	1	$1	5,132	$51	$63,579	$(59,186)	$4,445

	Series B				Additional
For the nine months ended	Preferred stock		Common Stock		Paid-in	Accumulated
September 30, 2022	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at December 31, 2021	1	$1	5,132	$51	$63,579	$(59,236)	$4,395
Net Income	—	—	—	—	—	170	170
Balance at September 30, 2022	1	$1	5,132	$51	$63,579	$(59,066)	$4,565

	Series B				Additional
For the nine months ended	Preferred stock		Common Stock		Paid-in	Accumulated
September 30, 2021	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at December 31, 2020	1	$1	5,132	$51	$63,579	$(59,306)	$4,325
Net Income	—	—	—	—	—	120	120
Balance at September 30, 2021	1	$1	5,132	$51	$63,579	$(59,186)	$4,445

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2021.  Operating results for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2022.

NOTE B: NATURE OF OPERATIONS

The Company owns approximately 190 acres of land located in Parkersburg West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main industrial/office building contains approximately 24,800 square feet of which approximately 16,000 square feet is leased at a rate of $101,000 per annum.

In August 2020, the Company sold its oil and gas operations to a third party. On January 1, 2022, the Company entered into a Consulting Management Agreement with respect to such oil and gas operations; whereby, the Company would provide management, supervisory and administrative services for a fee of 10% of the gross revenue of such oil and gas operations. The agreement is effective January 1, 2022 and may be terminated by either party upon sixty days’ notice.

NOTE C: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We consider accounting policies related to our estimates of depreciation and amortization revenue recognition for real estate operations, impairment, and sales of real estate as significant accounting policies.  The policies include significant estimates made by management using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used.  These policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

NOTE F:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 9, 2022, the date the financial statements were available to be issued and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At September 30, 2022, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At September 30, 2022, the Company had current assets of $3,988,000 and current liabilities of $57,000.

Cash and cash equivalents at September 30, 2022 were $399,000 as compared to $252,000 at December 31, 2021.

Net cash provided in operating activities was $147,000 for the nine months ended September 30, 2022.

Results of Operations

Comparison of the three months ended September 30, 2022 to the same period in 2021

The Company reported net income of $27,000 for three months ended September 30, 2022, as compared to net a net loss of $8,000 for the similar period in 2021.

For the three months ended September 30, 2022 the Company had revenue of $63,000 including $25,000 for rental revenue and $38,000 for management fees as compared to $25,000 for rental revenue for the comparative period in 2021.

For the three months ended September 30, 2022, corporate general & administrative expenses were $71,000 as compared to $53,000 for the comparable periods in 2021.

Comparison of the nine months ended September 30, 2022 to the same period in 2021

The Company reported net income from continuing operations of $170,000 for nine months ended September 30, 2021, as compared to net income of $120,000 for the similar period in 2021.

For the nine months ended September 30, 2022 the Company had revenue of $155,000 including $76,000 for rental revenue and $79,000 for management fees as compared to $76,000 for rental revenue for the comparative period in 2021.

For the nine months ended September 30, 2022, corporate general & administrative expenses were $231,000 as compared to $238,000 for the comparable periods in 2021.

For the nine months ended September 30, 2022 the Company reported other income of $130,000 as compared to $191,000 for the comparable period in 2021. Included in other income for 2022 is $62,000 which represents the collection of an investment that had previously been fully reserved. Further during the nine months ended September 30, 2022 the Company sold equipment and recorded a gain of $68,000. In the nine months ended September 30, 2021 the Company collected $100,000 receivable that had been previously fully reserved and a $91,000 tax refund for taxes paid in prior years.

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

Inflation

The Company’s principal source of revenue is rents and fees for services rendered.  The real estate operation is affected by rental rates that are highly dependent upon market conditions and the competitive environment in the areas where the property is located.  Compensation to employees and maintenance are the principal cost elements relative to the operation of this property.  Although the Company has not historically experienced any adverse effects of inflation on salaries or other operating expenses, there can be no assurance that such trends will continue or that, should inflationary pressures arise, the Company will be able to offset such costs by increasing rental rates in its real estate operation.

Environmental Matters

The Company has conducted environmental assessments on most of its existing owned or leased properties.  These assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company’s business, assets or results of operations.  The Company is not aware of any such environmental liability.  The Company believes that all of its property is in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products.  The Company has not been notified by any governmental authority and is not otherwise aware of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its communities.

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

New Concept Energy, Inc.

Date: November 9, 2022	By:	/s/ Gene Bertcher
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

Date: November 9, 2022	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of New Concept Energy, Inc. (the “Company”) of Form 10-Q for the period ended September 30, 2022, as filed with the Securities Exchange Commission on the date hereof (the “Report”), I, Gene S. Bertcher, President and Chief Financial Officer of the Company, do hereby certify pursuant to 18 U.S.C. §1350 that:

(i) The Report fully complies with the requirements of Section 13(a) or I 5(d) of the Securities Exchange Act of 1934, as amended; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company, at the end of the period indicated and for the periods indicated.

Date: November 9, 2022	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer