Form 10-K
period 2022-12-31
New Concept Energy, Inc.
filed 2023-03-21
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-08187

NEW CONCEPT ENERGY, INC.

Nevada	75-2399477
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1603 LBJ Freeway Suite 800 Dallas, Texas 75234
(972) 407-8400

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report.     ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the NYSE American as of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $5,755,000 based upon a total of 3,736,999 shares held as of June 30, 2022 by persons believed to be non-affiliates of the Registrant.  The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 20, 2023, there were 5,131,934 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

2

NEW CONCEPT ENERGY, INC.

Index to Annual Report on Form 10-K

Fiscal year ended December 31, 2022

NEW CONCEPT ENERGY, INC.

Forward-Looking Statements

Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “and believe” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference.  New Concept Energy, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved.  Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described under Item 1A. Risk Factors beginning on page 5.

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

Real Estate Operations

The Company owns approximately 190 acres of land located in Parkersburg West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main industrial / office building contains approximately 24,800 square feet of which as of December 31,2022 approximately 16,000 of industrial area is leased for $100,000 per annum.

Oil and Gas Operations

In August 2020, the Company sold its oil and gas wells and mineral leases which were located in Ohio and West Virginia. The oil and operations for the periods included in this report are reflected as discontinued operations.

Effective 1/1/2022 the company entered into a Consulting Management Agreement with the current owner of the oil and gas wells whereby the Company will receive 10% of the revenue received from these wells in exchange for providing advisory, accounting and management services. The agreement can be terminated by either party after providing 60 days’ notice to the other party.

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

Employees

At December 31, 2022, the Company employed the services of 3 people with the remainder of the work contracted to third parties. The Company believes it maintains good relationships with its employees.  None of the Company’s employees are represented by a collective bargaining group.

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

Item 3.  Legal Proceedings

Currently the Company is not involved in any material legal proceedings.

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

	2022		2021

	High	Low	High	Low
First Quarter	$6.25	$2.22	$30.99	$1.79
Second Quarter	$3.47	$1.54	$9.41	$3.66
Third Quarter	$2.34	$1.05	$7.35	$3.11
Fourth Quarter	$2.00	$1.06	$5.37	$2.34

On March 18, 2023, the closing price of the Company’s Common Stock was $1.06 per share. The Company’s Common Stock was held by approximately 2,500 holders of record.

Dividends

The Company paid no dividends on its Common Stock in 2022 or 2021.  The Company has not paid cash dividends on its Common stock during at least the last ten fiscal years and it has been the policy of the Board of Directors of the Company to retain all earnings to pay down debt and finance future expansion and development of its businesses.  The payment of dividends, if any, will be determined by the Board of Directors in the future in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Purchases of Equity Securities

The Board of Directors has not authorized the repurchase of any shares of its Common Stock under any share repurchase program. However, from time to time in the past, the Company has purchased from stockholders, less than 100 shares on request of such persons to save the cost of commissions. No such purchases were made in 2022 or 2021.

Item 6.  Selected Financial Data

Optional and not included.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

The Company’s operations during 2022 include both leasing its office building located in Parkersburg West Virginia and managing the oil and gas operations it sold in August 2020. The Company’s principal source of cash and income was the interest it receives from notes receivables.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At December 31, 2022, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At December 31, 2022, the Company had current assets of $4,008,000 and current liabilities of $60,000.

Cash and cash equivalents totaled $436,000 at December 31, 2022 and $252,000 at December 31, 2021.  New Concept’s principal sources of cash was rent from the tenant occupying part of its building in West Virginia, management fees and interest from its notes receivable.

Results of Operations

Fiscal 2022 as compared to 2021

Revenues: Revenues from rent for the leased property was $101,000 in 2022 and 2021. Revenues from managing the oil and gas operations for a third party was $111,000 in 2022.

Operating Expenses: Operating expenses for the real estate property was $57,000 in 2022 and $77,000 in 2021. General and administrative expenses were $317,000 in 2022 and $360,000 in 2021.

Interest Income: Interest Income was $212,000 in 2022 and $220,000 in 2021.

Other Income: Other income was $131,000 in 2022 compared to $191,000 in 2021. Included in other income for 2022 is $63,000 which represents the collection of an investment that had previously been fully reserved and a gain of $68,000 from the sale of equipment.

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

Other Income: Other income was $191,000 in 2021compared to $85,000 in 2020. Included in other income for 2021 is an income tax refund for prior years of $91,000 and $100,000 from the sale of a receivable that had been fully reserved in prior years. Other income was $85,000 in 2020 which is principally an income tax refund for prior years.

Other income was $85,000 in 2020 which is an income tax refund for prior years.

Item 7a:  Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2022 the Company has paid off all outstanding long term debt, therefore, the Company has no risk from exposure to changes in interest rates.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting.  In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework -2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting.  There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Raymond D. Roberts, age 91, (Independent) Director since June 2015

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

Gene S. Bertcher, age 74, (Affiliated) Director November 1989 to September 1996 and since June 1999

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

Dan Locklear, age 69, (Independent) Director since December 2003

Mr. Locklear has been Chief Financial Officer of Sunridge Management Group, a real estate management company, for more than five years.  Mr. Locklear was formerly employed by Johnstown Management Company, Inc. and Trammel Crow Company.  Mr. Locklear has been a certified public accountant since 1981 and a licensed real estate broker in the State of Texas since 1978.

Richard W. Humphrey, age 75, (Affiliated) Director since October 2020

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

Cecilia Maynard, age 70, (Independent) Director since January 2019

Ms. Maynard was employed by Pillar Income Asset Management, Inc. (“Pillar”) from January 2011 through December 31, 2018. Pillar is a Nevada corporation which provides management services to other entities. Ms. Maynard was also (May 31, 2018 to June 2021) a director, Vice President and Secretary of First Equity Properties, Inc., a Nevada corporation, the common stock of which is registered under Section 12(g) of the Securities Exchange Act of 1934.

Board Committees

The Board of Directors held four meetings during 2022.  For such year, no incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the period that he or she served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.  The Audit Committee was formed on December 12, 2003, and its function is to review the Company’s operating and accounting procedures.  A Charter of the Audit Committee has been adopted by the Board.  The current members of the Audit Committee, all of whom are independent within the SEC regulations, the listing standards of the NYSE American and the Company’s Corporate Governance Guidelines are Messrs. Locklear (Chairman), Roberts and Ms. Maynard.  Mr. Dan Locklear is qualified as an Audit Committee financial expert within the meaning of SEC regulations, and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the NYSE American. The Audit Committee met four times in 2022.

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

In addition to the foregoing officer, the Company has other officers not listed herein who are not considered executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 available to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act “), upon written representations received by the Company, the Company is not aware of any failure by any director, officer or beneficial owner of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission on a timely basis.

Item 11.  Executive Compensation

The following tables set forth the compensation in all categories paid by the Company for services rendered during the fiscal years ended December 31, 2022, 2021 and 2020 by the Chief Executive Officer of the Company and to the other executive officers and Directors of the Company whose total annual salary in 2022 exceeded $50,000.

SUMMARY COMPENSATION TABLE

							Change in
							Pension
						Non-	Value and
Name						Equity	Nonqualified
and						Incentive	Deferred	All
Principal				Stock	Option	Plan	Compensation	Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total

Gene S. Bertcher (1)	2022	$56,500							$56,500
Chairman, President	2021	$56,500							$56,500
& Chief Financial	2020	$56,500							$56,500
Officer

(1)	The salary in the above table represents Mr. Bertcher’s compensation paid by the Company; he also receives additional compensation for services to other entities which are related to the Company.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percent of Class *

Realty Advisors, Inc.	1,394,934 shares	27.18%

•	based on 5,131,934 shares outstanding on March 20, 2023.

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the directors and executive officers of the Company, as of the close of business on March 20, 2023.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**

Gene S. Bertcher	-	0%

Raymond Roberts	-	0%

Dan Locklear	-	0%

Richard Humphrey	-	0%

Cecilia Maynard	-	0%

All directors and executive officers as a group (5 people)	-	0%

* Beneficial Ownership means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

** Percentages are based upon 5,131, 934 shares of Common Stock outstanding at March 20, 2023.

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

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2022 and 2021 by the Company’s principal accounting firm Swalm & Associates, P.C.:

Type of Fees	2022	2021
Audit Fees	$42,750	$71,525
Tax Fees	2,750	12,530
Total Fees	$48,000	$84,055

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

Financial Information Systems Design and Implementation Fees

Swalm & Associates, P.C. did not render professional services to the Company in 2022 with respect to financial information systems design and implementation.

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

PART IV

Item 15.  Exhibits, Financial Statement and Supplementary Schedules

INDEX TO FINANCIAL STATEMENTS

		Page
	FINANCIAL STATEMENTS
	Report of Swalm & Associates, P.C. (PCAOB ID Number 1820)	17
	Consolidated Balance Sheets	19
	Consolidated Statements of Operations	21
	Consolidated Statements of Cash Flows	22
	Consolidated Statements of Changes in Stockholders’ Equity	23
	Notes to Consolidated Financial Statements	24

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of

New Concept Energy, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of New Concept Energy, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes collectively referred to as the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Related Party Transactions

As described in the notes to the consolidated financial statements New Concept Energy, Inc. and Subsidiaries has significant transactions with and balances due from related parties.

/s/ Swalm & Associates, P.C.

Swalm & Associates, P.C.

We have served as the Company’s auditor since 2008.

Richardson, Texas

March 20, 2023

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	December 31,
	2022	2021
Assets

Current assets
Cash and cash equivalents	$436	$252
Note receivable and accrued interest from related party	3,542	3,560
Other current assets	30	-
Total current assets	4,008	3,812

Property and equipment, net of depreciation
Land, buildings and equipment	631	643

Note Receivable	-	-

Total assets	$4,639	$4,455

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - CONTINUED

(amounts in thousands, except share amounts)

	December 31,
	2022	2021
Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade (including $8 and $3 in 2022 and 2021 due to related parties)	$23	$28
Accrued expenses	40	32
Total current liabilities	63	60

Stockholders' equity
Series B convertible preferred stock, $10 par value, liquidation value
of $100 authorized 100 shares, issued and outstanding one share	1	1
Common stock, $.01 par value; authorized, 100,000,000
shares; issued and outstanding, 5,131,934 shares
at December 31, 2022 and 2020	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,055)	(59,236)
Total stockholders’ equity	4,576	4,395

Total liabilities & stockholders' equity	$4,639	$4,455

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue
Rent	$101	$101	$101
Management Fee	$111
	212	101	101

Operating expenses
Operating Expenses	57	77	72
Corporate general and administrative	317	360	396
Total Operating Expenses	374	437	468
Operating loss	(162)	(336)	(367)

Other income (expense)
Interest income from a related party	212	220	242
Interest income from a third party	-	8	16
Interest expense	-	(5)	(12)
Other income (expense), net	131	191	85
Total other income expense	343	414	331

Net income (loss) from continuing operations	181	78	(52)

Net income (loss) from discontinued operations
Gain (loss) from discontinued operations	-	-	(170)
Gain from Disposal of oil and gas operations	-	-	2,138
Total net income (loss) from discontinued operations	-	-	1,968

Net income (loss) applicable to common shares	$181	$78	$1,916

Net income (loss) per common share-basic and diluted	$0.04	$0.01	$0.37

Weighted average common and equivalent shares outstanding - basic	5,132	5,132	5,132

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2022	2021	2020

Cash flows from operating activities
Net income (loss) from continuing operations	$181	$70	$(52)
Net income (loss) from discontinued operations	-	-	1,968
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on sale of oil and gas operations	-	-	(2,138)
Depreciation and amortization	12	13	12
Changes in operating assets and liabilities
Other current and non-current assets	(12)	92	(197)
Accounts payable and other liabilities	3	(52)	(128)
Net cash provided by (used) in operating activities	184	123	(535)

Cash flows from financing activities
Payment on notes payable	-	(174)	(53)
Net cash provided by (used) in financing activities	-	(174)	(53)

Cash flows from investing activities
Proceeds from the sale of discontinued operations	-	-	85
Fixed asset addition	-	-	-
Collections of note receivable	-	276	508
Net cash provided by (used) in investing activities	-	276	593

Net increase (decrease) in cash and cash equivalents	184	225	5
Cash and cash equivalents at beginning of year	252	27	22

Cash and cash equivalents at end of year	$436	$252	$27

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable:	-	$5	$12
Cash paid for principal on notes payable:	-	$174	$47

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKERS' EQUITY

(amounts in thousands)

	Series B		Common Stock		Additional paid in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1	$1	5,132	$51	$63,579	$(61,222)	$2,409
Issuance of Common Stock
Net Loss		-		-	-	1,916	1,916
Balance at December 31, 2020	1	1	5,132	$51	$63,579	(61,222)	4,325
Issuance of Common Stock
Net Income		-		-	-	70	70
Balance at December 31, 2021	1	1	5,132	$51	$63,579	(61,152)	4,395
Issuance of Common Stock
Net Income		-		-	-	181	181
Balance at December 31, 2022	1	$1	5,132	$51	$63,579	$(60,971)	$4,576

The accompanying notes are an integral part of these consolidated financial statements.

New Concept Energy Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

NOTE A – BUSINESS DESCRIPTION AND PRESENTATION

The Company owns approximately 190 acres of land located in Parkersburg West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main industrial / office building contains approximately 24,800 square feet of which as of December 31, 2022 approximately 16,000 of industrial area is leased for $101,000 per annum.

In August 2020, the Company sold its oil and gas wells and mineral leases which were located in Ohio and West Virginia. The oil and operations for the periods included in this report are reflected as discontinued operations.

The Company’s ability to meet current cash obligations relies on cash received from operations and the collection of notes receivable, including a $3.5 million dollar receivable from a related party.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of New Concept Energy, Inc. and its majority-owned subsidiaries (collectively, the “Company,” New Concept or “NCE”) and are prepared on the basis of accounting principles generally accepted in the United States of America “GAAP.”  All significant intercompany transactions and accounts have been eliminated. Certain accounting balances have been reclassified to conform to the current year presentation.

Depreciation

Depreciation is provided for in amounts sufficient to relate the cost of property and equipment to operations over their estimated service lives, ranging from 3 to 40 years. Depreciation is computed by the straight-line method.

Depreciation expense, which is included in operations, was $12,000, $13,000 and $12,000 for 2022, 2021 and 2020, respectively.

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

Realty Advisors, Inc., (“RAI”) is a privately owned investment company and by virtue of its stock ownership, the controlling shareholder for ARI, which in turn is the controlling stockholder of TCI, which is the controlling stockholder of IOR. Mr. Bertcher was an officer of RAI until June 30, 2019.

Beginning in 2011 Pillar Income Asset Management (“Pillar”) became the contractual advisor to the three publically traded entities. Pillar is a wholly owned subsidiary of RAI and Mr. Bertcher serves as a director of Pillar. In addition to the relationship with Mr. Bertcher, the Company conducts business with Pillar whereby Pillar provided the Company with services including processing payroll, acquiring insurance and other administrative matters. The Company believes that by purchasing these services through certain large entities it can get lower costs and better service. Pillar does not charge the Company a fee for providing these services. The Company reimburses Pillar for the direct cost for such services.

NOTE D - DISCONTINUED OPERATIONS

On August 31, 2020, the Company sold its entire oil and gas operation for $85,000 to an independent third party. In prior years, the Company had accrued a liability of $2,745,000 to plug and abandon the existing wells. This obligation was assumed by the buyer. Upon the sale of the wells the Company recorded a gain of $2,138,000.

Also included in discontinued operations are net operating expenses the Company incurred during the period presented. For the year ended December 31, 2020 the Company recorded operating losses of $170,000,

NOTE E - NOTE RECEIVABLE

Note Receivable is comprised of the following (in thousands):

	Interest
	Rate	2022	2021

American Realty Investors, Inc. (a related party) receivable upon maturity in September 2023	6%	$3,542	$3,560

NOTE F - FIXED ASSETS

Land, building and furniture, fixtures and equitpment are recorded at cost incurred to acquire the assets.

At Decemer 31, 2022, fixed assets are as follows:

	2022	2021

Land and improvements	$432	$432
Buildings and improvements	341	341
Total fixed assets	773	773
Less: Accumulated depreciation	(142)	(130)
Net Fixed Assets	$631	$643

NOTE G – INCOME TAXES

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

At December 31, 2022, the Company had net operating loss carry forwards of approximately $7.5 million, which expire between 2022 and 2037.

The Company has no assurance as to if and when the benefit of NOL carryforwards will be realized, therefore, a valuation allowance on the related deferred tax assets has been recorded.

Forms 1120, U.S, Corporation Income Tax Returns, for the years ending December 31, 2022, 2021, 2020 are subject to examination, by the IRS, generally for three years after they are filed.

The following table presents the principal reasons for the difference between the Company's effective tax rate and the United States statutory income tax rate.

	2022	2021	2020
Earned income tax at statutory rate of 21%	$39	$15	$413
Net operating loss utilization	(39)	(15)	(413)
Deferred tax asset from NOL carry forwards	1,583	1,735	1,786
Valuation allowance	(1,583)	(1,735)	(1,786)
Reported income tax expense (benefit)	$0	$0	$0

Effective income tax rate	0.00%	0.00%	0.00%

NOTE H – STOCKHOLDERS’ EQUITY

Outstanding Preferred Stock

Preferred stock consists of the following (amounts in thousands):

	Year Ended
	December 31,
	2022	2021
Series B convertible preferred stock, $10 par value, liquidation value of $100, authorized 100 shares, issued and outstanding one share	1	1

The Series B preferred stock has a liquidation value of $100 per share. The right to convert expired April 30, 2003.  Dividends at a rate of 6% are payable in cash or preferred shares at the option of the Company.

NOTE I - CONCENTRATIONS

The Company maintains its cash balances at financial institutions that participate in the Federal Deposit Insurance Corporation’s Transaction Account Guarantee Program which insures depositors up to $250,000. At December 31, 2022, the Company has not experienced losses with respect to its bank balances in excess of government provided insurance. Management believes that no significant concentration of credit risk exists with respect to these cash balances at December 31, 2023.

NOTE J – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and assets from continuing operations:

Year ended December 31, 2022	Current Operations	Corporate	Total	Discontinued Operations Oil & Gas

Operating revenue	$212	$-	$212	$-

Operating Expenses
Operating expenses	45	317	362	-
Depreciation, depletion and amortization	12	-	12	-
Impairment of oil and gas properties	-	-	-	-
Total Operating Expenses	57	317	374	-
Interest income	-	212	212	-
Interest expense	-	-	-	-
Other income (expense), net	-	131	131	-
Segment operating income (loss)	$155	$26	$181	-

Year ended December 31, 2021	Current Operations	Corporate	Total	Discontinued Operations Oil & Gas

Operating revenue	$101	$-	$101	$-

Operating expenses	65	360	425
Depreciation, depletion and amortization	12	-	12	-
Impairment of oil and gas properties	-	-	-	-
Total Operating Expenses	77	360	437
Interest income	-	220	220	-
Interest expense	-	(5)	(5)
Other income (expense), net	-	191	191	-
Segment operating income (loss)	$24	$46	$70	$-

Year ended December 31, 2020	Current Operations	Corporate	Total	Discontinued Operations Oil & Gas

Operating revenue	$101	$-	$101	$225

Operating expenses	60	390	450	395
Depreciation, depletion and amortization	12	6	18	-
Impairment of oil and gas properties	-	-	-	-
Total Operating Expenses	72	396	468	395
Interest income	-	242	242	-
Interest expense	-	(12)	(12)	2,138
Other income (expense), net	-	85	85	-
Segment operating income (loss)	$29	$(81)	$(52)	$1,968

NOTE K - QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2022, 2021 and 2020.  Amounts shown are in thousands except per share amounts.

	First	Second	Third	Fourth
Year ended December 31, 2022	Quarter	Quarter	Quarter	Quarter

Revenue	$45	$47	$63	$57
Operating (expense)	(12)	(13)	(18)	(14)
Corporate general and administrative expense	(80)	(80)	(71)	(86)
Other income (expense) net	52	184	53	54
Income (loss) allocable to common shareholders	5	138	27	11
Income (loss) per common share – basic	$0.01	$0.02	$0.01	$0.01

	First	Second	Third	Fourth
Year ended December 31, 2021	Quarter	Quarter	Quarter	Quarter

Revenue	$26	$26	$25	$25
Operating (expense)	(18)	(20)	(34)	(5)
Corporate general and administrative expense	(74)	(111)	(53)	(122)
Other income (expense) net	145	154	54	53
Income (loss) allocable to common shareholders	79	49	(8)	(49)
Income (loss) per common share – basic	$0.01	$0.01	($0.01)	$0.00

	First	Second	Third	Fourth
Year ended December 31, 2020	Quarter	Quarter	Quarter	Quarter

Revenue	$25	$25	$25	$26
Operating (expense)	(18)	(18)	(18)	(18)
Corporate general and administrative expense	(104)	(127)	(65)	(100)
Other income (expense) net	60	60	137	58
Income (loss) allocable to common shareholders	$(97)	$(1,367)	$2,182	$(32)
Income (loss) per common share – basic	$0.02	($0.03)	($0.43)	$0.00

NOTE L: LIQUIDITY

The Company’s ability to meet current cash obligations relies on cash received from operations and the collection of notes receivable, including a $3.5 million dollar receivable from a related party. The Company is currently evaluating business opportunities to provide both additional income and cash flow.

NOTE M – SUBSEQUENT EVENTS

The date to which events occurring after December 31, 2022, the date of the most recent balance sheet, have been evaluated for possible adjustments to the financial statements or disclosure is March 20, 2023, which is the date of which the financial statements were available to be issued. There are no subsequent events that would require an adjustment to the financial statements.

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

NEW CONCEPT ENERGY, INC.

March 20, 2023	by:	/s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene S. Bertcher Gene S. Bertcher	Chairman, President, Principal Executive Officer, Chief Financial Officer and Director	March 20, 2023
/s/ Raymond D Roberts Raymond D Roberts	Director	March 20, 2023
/s/ Richard W Humphrey Richard W Humphrey	Director	March 20, 2023
/s/ Dan Locklear Dan Locklear	Director	March 20, 2023
/s/ Cecilia Maynard Cecilia Maynard	Director	March 20, 2023

