Form 10-Q
period 2023-03-31
New Concept Energy, Inc.
filed 2023-05-10
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐   No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	5,131,934 shares
(Class)	(Outstanding at May 10, 2023)

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended March 31, 2023

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)	(Audited)

Current assets
Cash and cash equivalents	$437	$436
Note receivable and accrued interest from related party	3,542	3,542
Other current assets	62	30
Total current assets	4,041	4,008

Property and equipment, net of depreciation
Land, buildings and equipment	628	631

Total assets	$4,669	$4,639

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - CONTINUED

(dollars in thousands, except par value amount)

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Liabilities and stockholders' equity

Current liabilities
Accounts payable - (including $8 due to related parties in 2023 and 2022)	$55	$23
Accrued expenses	21	40
Total current liabilities	76	63

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,131,934 shares at March 31, 2023 and December 31, 2022	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,038)	(59,055)

Total shareholders' equity	4,593	4,576

Total liabilities & equity	$4,669	$4,639

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(amounts in thousands, except per share data)

	For the Three Months ended March 31,
	2023	2022
Revenue
Rent	$25	$25
Management fees	20	20
Total Revenues	45	45

Operating expenses
Operating expenses	12	12
Corporate general and administrative	68	80
Total Operating Expenses	80	92
Operating (loss)	(35)	(47)

Other income (expense)
Interest income from related parties	52	52
Total other income expense	52	52

Earnings (loss) applicable to common shares	17	5

Net income (loss) per common share-basic and diluted	$0.01	$0.01

Weighted average common and equivalent shares outstanding - basic	5,132	5,132

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)

	For the Three Months Ended
	March 31,
	2023	2022

Cash flows from operating activities
Net income (loss)	$17	$5
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	3	3
Note receivable - related party	-	18
Other current assets	(32)	(60)
Accounts payable and other liabilities	13	36
Net cash provided by (used) in operating activities	1	2

Net increase (decrease) in cash and cash equivalents	1	2
Cash and cash equivalents at beginning of year	436	252

Cash and cash equivalents at end of period	$437	$254

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(amounts in thousands)

	Series B		Common Stock		Additional
	Preferred stock				paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at December 31, 2022	1	$1	5,132	$51	$63,579	$(59,055)	$4,576
Net Income		-		-	-	17	17
Balance at March 31, 2023	1	$1	5,132	$51	$63,579	$(59,038)	$4,593

Balance at December 31, 2021	1	$1	5,132	$51	$63,579	$(59,236)	$4,395
Net Income		-		-	-	5	5
Balance at March 31, 2022	1	$1	5,132	$51	$63,579	$(59,231)	$4,400

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2022.  Operating results for the three month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2023.

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

NOTE C: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We consider accounting policies related to our estimates of depreciation, amortization, leases, and revenue recognition for real estate operations, impairment, and sales of real estate as significant accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used.  These policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2022.

NOTE D: LIQUIDITY

The Company’s ability to meet current cash obligations relies on cash received from current operations and the collection of notes receivable. The Company is evaluating business opportunities to provide both additional income and cash flow.

NOTE E:  CONCENTRATIONS

The Company maintains its cash balances at financial institutions that participate in the Federal Deposit Insurance Corporation's Transaction Account Guarantee Program which insures depositors up to $250,000. At March 31, 2023, cash balances exceeded the federal insurance limits.

NOTE F:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 10, 2023, the date the financial statements were available to be issued and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At March 31, 2023, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At March 31, 2023, the Company had current assets of $4,041,000 and current liabilities of $76,000.

Cash and cash equivalents at March 31, 2023 were $437,000 as compared to $436,000 at December 31, 2022.

Results of Operations

Comparison of the three months ended March 31, 2023 to the same period in 2022

The Company reported net income from continuing operations of $17,000 for three months ended March 31, 2023, as compared to net income of $5,000 for the similar period in 2022.

For the three months ended March 31, 2023 and 2022 the Company had revenue of $45,000 including $25,000 for rental income and $20,000 in management fees.

For the three months ended March 31, 2023, corporate general & administrative expenses were $68,000 as compared to $80,000 for the comparable periods in 2022.

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

Inflation

The Company’s principal source of revenue is rent fees for services rendered and interest income. Although the Company has not historically experienced any adverse effects of inflation on salaries or other operating expenses, there can be no assurance that such trends will continue.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company has extinguished all its outstanding debt therefore, the Company has minimal risk from exposure to changes in interest rates.

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

New Concept Energy, Inc.

Date: May 10, 2023	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer

