Form 10-Q
period 2023-06-30
New Concept Energy, Inc.
filed 2023-08-07
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐     No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	5,131,934 shares
(Class)	(Outstanding at August 4, 2023)

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended June 30, 2023

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$432	$436
Note receivable - related party	3,542	3,542
Other current assets	45	30
Total current assets	$4,019	$4,008

Property and equipment, net of depreciation
Land, buildings and equipment	625	631

Total assets	$4,644	$4,639

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - CONTINUED

(unaudited)

(dollars in thousands, except par value amount)

	June 30, 2023	December 31, 2022

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$20	$23
Accrued expenses	37	40
Total current liabilities	57	63

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,131,934 shares at June 30, 2023 and December 31, 2022	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,044)	(59,055)

Total shareholder equity	4,587	4,576

Total liabilities & equity	$4,644	$4,639

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(amounts in thousands, except per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2023	2022	2023	2022
Revenue
Rent	$26	$26	$51	$51
Management Fee	9	$21	29	$41

Total Revenues	35	47	80	92

Operating expenses
Operating Expenses	14	13	26	25
Corporate general and administrative	81	80	149	160
Total Operating Expenses	95	93	175	185
Operating earnings (loss)	(60)	(46)	(95)	(93)

Other income (expense)
Interest income - related party	54	54	106	106
Other income, net	-	130	-	130
Total other income expense	54	184	106	236

Net income (loss) applicable to common shares	(6)	138	11	143

Net income per common share-basic and diluted	$(0.01)	$0.02	$0.01	$0.03

Weighted average common and equivalent shares outstanding - basic	5,132	5,132	5,132	5,132

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)

	For the Six Months Ended
	June 30,
	2023	2022

Cash flows from operating activities
Net Income	$11	$143
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	6	6
Other current and non-current assets	(15)	(25)
Accounts payable and other liabilities	(6)	(4)
Net cash provided by (used) in operating activities	(4)	120

Net increase (decrease) in cash and cash equivalents	(4)	120
Cash and cash equivalents at beginning of year	436	252

Cash and cash equivalents at end of period	$432	$372

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(amounts in thousands)

	Series B		Common Stock		Additional	Accum-
	Preferred stock				paid in	ulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

For the three months ended June 30, 2023
Balance at March 31, 2023	1	1	5,132	$51	$63,579	(59,038)	4,593
Net Loss		-		-	-	(6)	(6)
Balance at June 30, 2023	1	$1	5,132	$51	$63,579	$(59,044)	$4,587

For the three months ended June 30, 2022
Balance at March 31, 2022	1	1	5,132	$51	$63,579	(59,231)	4,400
Net Income		-		-	-	138	138
Balance at June 30, 2022	1	$1	5,132	$51	$63,579	$(59,093)	$4,538

For the six months ended June 30, 2023
Balance at December 31, 2022	1	1	5,132	$51	$63,579	(59,055)	4,576
Net Income		-		-	-	11	11
Balance at June 30, 2023	1	$1	5,132	$51	$63,579	$(59,044)	$4,587

For the six months ended June 30, 2022
Balance at December 31, 2021	1	1	5,132	$51	$63,579	(59,236)	4,395
Net Income		-		-	-	143	143
Balance at June 30, 2022	1	$1	5,132	$51	$63,579	$(59,093)	$4,538

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2022.  Operating results for the six-month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2023.

NOTE B: NATURE OF OPERATIONS

The Company owns approximately 190 acres of land located in Parkersburg, West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main industrial/office building contains approximately 24,800 square feet of which approximately 16,000 square feet is leased at a rate of $101,000 per annum.

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

NOTE D: LIQUIDITY

The Company’s ability to meet current cash obligations relies on cash received from current operations and the collection of a interest and principal of note receivable. The Company is evaluating business opportunities to provide both additional income and cash flow.

NOTE E:  CONCENTRATIONS

The Company maintains its cash balances at financial institutions that participate in the Federal Deposit Insurance Corporation's Transaction Account Guarantee Program which insures depositors up to $250,000. At June 30, 2023, and at times during the quarter, cash balances exceeded the federal insurance limits.

NOTE F:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 4, 2023, the date the financial statements were available to be issued and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At June 30, 2023, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At June 30, 2023, the Company had current assets of $4,019,000 and current liabilities of $57,000.

Cash and cash equivalents at June 30, 2023 were $432,000 as compared to $436,000 at December 31, 2022.

Results of Operations

Comparison of the three months ended June 30,2023 to the same period in 2022

The Company reported a net loss of $6,000 for the three months ended June 30, 2023, as compared to net income of $138,000 for the similar period in 2022.

For the three months ended June 30, 2023 the Company had revenue of $35,000 including $26,000 for rental income and $9,000 for management fees as compared to rental income of $26,000 and management fee of $21,000 for the comparable period in 2022.

For the three months ended June 30, 2023, corporate general & administrative expenses were $81,000 as compared to $80,000 for the comparable periods in 2022.

Included in other income for the three months ended June 30, 2022 is $62,000 which represents the collection of an investment that had previously been fully reserved. In addition, during the three months ended June 30, 2022 the company sold equipment and recorded a gain of $68,000.

Comparison of the six months ended June 30, 2023 to the same period in 2022

The Company reported net income of $11,000 for the six months ended June 30, 2023, as compared to net income of $143,000 for the similar period in 2022.

For the six months ended June 30, 2023 the Company had revenue of $80,000 including $51,000 for rental income and $29,000 for management fees as compared to rental income of $51,000 and management fees for the comparable period in 2022.

For the six months ended June 30, 2023, corporate general & administrative expenses were $149,000 as compared to $160,000 for the comparable periods in 2022. The decrease was due to an overall reduction of administrative expenses.

Included in other income for the three months ended June 30, 2022 is $62,000 which represents the collection of an investment that had previously been fully reserved. In addition, during the three months ended June 30, 2022 the company sold equipment and recorded a gain of $68,000.

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

New Concept Energy, Inc.

Date: August 4, 2023	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer

