Form 10-Q
period 2023-09-30
New Concept Energy, Inc.
filed 2023-11-09
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐	Smaller reporting company ☒ Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

As of November 9, 2023, there were 5,131,934 shares of common stock outstanding.

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended September 30, 2023

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$460	$436
Other current assets	24	30
Total current assets	484	466

Property and equipment, net of depreciation
Land, buildings and equipment	632	631

Note receivable -related parties	3,542	3,542

Total assets	$4,658	$4,639

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - CONTINUED

(dollars in thousands, except par value amount)

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Liabilities and stockholders' equity

Current liabilities
Accounts payable	$25	$23
Accrued expenses	39	40
Total current liabilities	64	63

Stockholders' equity
Preferred stock, Series B	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,131,934 shares at September 30, 2023 and December 31, 2022	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,037)	(59,055)

Total shareholder equity	4,594	4,576

Total liabilities & equity	$4,658	$4,639

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(amounts in thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,

	2023	2022	2023	2022
Revenue

Rent	$25	$25	$76	$76
Management Fee	10	38	39	79
Total Revenues	35	63	115	155

Operating expenses
Operating Expenses	15	18	41	43
Corporate general and administrative	70	71	219	231
Total operating expenses	85	89	260	274
Operating earnings (loss)	(50)	(26)	(145)	(119)

Other income (expense)
Interest income from a related party	53	53	163	159
Interest Income	4
Other income, net	-	-	-	130
Total other income expense	57	53	163	289

Net income (loss) applicable to common shares	$7	$27	$18	$170

Net income (loss) per common share-basic and diluted	$0.01	$0.01	$0.03	$0.03

Weighted average common and equivalent shares outstanding - basic	5,132	5,132	5,132	5,132

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)

	For the Nine Months Ended
	September 30,
	2023	2022

Cash flows from operating activities
Net Income (loss)	18	170
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	10	9
Other current and non-current assets	6	(29)
Accounts payable and other liabilities	1	(3)
Net cash provided by operating activities	35	147

Cash flows from investing activities
Purchase of fixed assets	(11)	-
Net cash used from investing activities	(11)	-

Net increase in cash and cash equivalents	24	147
Cash and cash equivalents at beginning of year	436	252

Cash and cash equivalents at end of period	$460	$399

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited, shares and dollars in thousands)

	Series B				Additional
For the three months ended	Preferred stock		Common Stock		Paid-in	Accumulated
September 30, 2023	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at June 30, 2023	1	$1	5,132	$51	$63,579	$(59,044)	$4,587
Net Income	-	-	-	-	-	7	7
Balance at September 30, 2023	1	$1	5,132	$51	$63,579	$(59,037)	$4,594

	Series B				Additional
For the three months ended	Preferred stock		Common Stock		Paid-in	Accumulated
September 30, 2022	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at June 30, 2022	1	$1	5,132	$51	$63,579	$(59,093)	$4,538
Net Income	-	-	-	-	-	27	27
Balance at September 30, 2022	1	$1	5,132	$51	$63,579	$(59,066)	$4,565

	Series B				Additional
For the nine months ended	Preferred stock		Common Stock		Paid-in	Accumulated
September 30, 2023	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at December 31, 2022	1	$1	5,132	$51	$63,579	$(59,055)	$4,576
Net Income	-	-	-	-	-	18	18
Balance at September 30, 2023	1	$1	5,132	$51	$63,579	$(59,037)	$4,594

	Series B				Additional
For the nine months ended	Preferred stock		Common Stock		Paid-in	Accumulated
September 30, 2022	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balance at December 31, 2021	1	$1	5,132	$51	$63,579	$(59,236)	$4,395
Net Income	-	-	-	-	-	170	170
Balance at September 30, 2022	1	$1	5,132	$51	$63,579	$(59,066)	$4,565

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of New Concept Energy, Inc. and its majority-owned subsidiaries (collectively, “NCE” or the “Company”).  All significant intercompany transactions and accounts have been eliminated. Certain 2022 balances have been reclassified to conform to the 2023 presentation.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2022.  Operating results for the three and nine month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2023.

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

NOTE D: NOTE RECEIVABLE

Note Receivable is comprised of the following (in thousands):

	Interest	September 30,	December 31,
	Rate	2023	2022

American Realty Investors, Inc (a related party) receivable due upon maturity in September 2025.	6%	$3,542	$3,542

This note became due on September 30, 2023. The maturity date has been extended to September 2025.

NOTE E: LIQUIDITY

The Company’s ability to meet current cash obligations relies on cash received from current operations and the collection of interest and principal of a note receivable with a due date of September 30, 2025. The Company is evaluating business opportunities to provide both additional income and cash flow.

NOTE F: CONCENTRATIONS

The Company maintains its cash balances at financial institutions that participate in the Federal Deposit Insurance Corporation's Transaction Account Guarantee Program which insures depositors up to $250,000. At September 30, 2023, and at times during the year, cash balances exceeded the federal insurance limits.

NOTE G:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 8, 2023, the date the financial statements were available to be issued and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At September 30, 2023, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At September 30, 2023, the Company had current assets of $484,000 and current liabilities of $64,000.

Cash and cash equivalents at September 30, 2023 were $460,000 as compared to $436,000 at December 31, 2022.

Net cash provided in operating activities was $35,000 and net cash used in investing activities $11,000 for the nine months ended September 30, 2023.

Results of Operations

Comparison of the three months ended September 30, 2023 to the same period in 2022

The Company reported net income of $7,000 for the three months ended September 30, 2023, as compared to net a net income of $27,000 for the similar period in 2022.

For the three months ended September 30, 2023 the Company had revenue of $35,000 including $25,000 for rental revenue and $10,000 for management fees as compared to $25,000 for rental revenue and $38,000 for the comparative period in 2022. The reduction in revenue for management fees is due to a lower selling price for oil and gas.

For the three months ended September 30, 2023, corporate general & administrative expenses were $70,000 as compared to $71,000 for the comparable periods in 2022.

Comparison of the nine months ended September 30, 2023 to the same period in 2022

The Company reported net income of $18,000 for nine months ended September 30, 2023, as compared to net income of $170,000 for the similar period in 2022.

For the nine months ended September 30, 2023 the Company had revenue of $155,000 including $76,000 for rental revenue and $39,000 for management fees as compared to $76,000 for rental revenue and 79,000 for management fees for the comparative period in 2022. The reduction in revenue for management fees is due to a lower selling price for oil and gas.

For the nine months ended September 30, 2023, corporate general & administrative expenses were $219,000 as compared to $231,000 for the comparable periods in 2022.

For the nine months ended September 30, 2022 the Company reported other income of $130,000. Included in other income for 2022 is $62,000 which represents the collection of an investment that had previously been fully reserved. Further during the nine months ended September 30, 2022 the Company sold equipment and recorded a gain of $68,000. ..

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

New Concept Energy, Inc.

Date: November 9, 2023	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial Officer

