Form 10-K
period 2023-12-31
New Concept Energy, Inc.
filed 2024-04-01
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2023

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

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the NYSE American as of June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $4,559,000 based upon a total of 3,736,999 shares held as of June 30, 2023 by persons believed to be non-affiliates of the Registrant.  The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 29, 2024, there were 5,131,934 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

2

NEW CONCEPT ENERGY, INC.

Index to Annual Report on Form 10-K

Fiscal year ended December 31, 2023

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

Real Estate Operations

The Company owns approximately 190 acres of land located in Parkersburg, West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main industrial / office building contains approximately 24,800 square feet of which as of December 31, 2023 approximately 16,000 of industrial area is leased for $100,000 per annum.

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

Employees

At December 31, 2023, the Company employed the services of 3 people with the remainder of the work contracted to third parties. The Company believes it maintains good relationships with its employees.  None of the Company’s employees are represented by a collective bargaining group.

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

Item 1A.  Risk Factors

Risks Related to the Company

An investment in our securities involves certain risks.  An investor should carefully consider the following risk factors in conjunction with the other information in this report before trading our securities.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We rely on the information technology and systems maintained by Pillar Income Asset Management, Inc. (“Pillar”), an entity which provides a number of services to the Company, and we rely on Pillar and its’ personnel to identify and manage material risks from cybersecurity threats. Pillar takes various actions, and incurs significant costs, to maintain and manage the operation and security of information technology and systems, including the data maintained in those systems. We believe that Pillar’s Director of Information Technology and his associates endeavor to evaluate and address cyber risks in alignment with our business objectives, operational needs and industry-accepted standards, such as the National Institute of Standards and Technology (“NIST”) and CIS Critical Security Controls frameworks. Since we rely on accounting, financial, operational, management and other information systems, including the Internet and third-party hosted services to conduct our operations, store personal and sensitive data, process financial information and results of operations for internal reporting purposes and comply with financial reporting, legal and tax requirements, we have processes and procedures in place to monitor the prevention, detection, mitigation and remediation of cybersecurity risks. These include, but are not limited to (i) maintaining a defined and practiced incident response plan; (ii) employing appropriate incident prevention and detection safeguards; (iii) maintaining a defined disaster recovery policy and employing disaster recovery software, where appropriate; (iv) educating, training and testing our user community on information security practices and identification of potential cybersecurity risks and threats; and (v) reviewing and evaluating new developments in the cyber threat landscape. Recognizing the complexity and evolving nature of cybersecurity risk, we engage with a range of external support in evaluating, monitoring and testing our cybersecurity management systems and related cyber risks.

We do not believe we are reasonably likely to be materially affected from cybersecurity threats.

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

	2023		2022

	High	Low	High	Low
First Quarter	$1.40	$0.99	$6.25	$2.22
Second Quarter	$1.26	$1.02	$3.47	$1.54
Third Quarter	$1.24	$0.92	$2.34	$1.05
Fourth Quarter	$1.37	$1.02	$2.00	$1.06

On March 29, 2024, the closing price of the Company’s Common Stock was $1.06 per share. The Company’s Common Stock was held by approximately 3,500 stockholders.

Dividends

The Company paid no dividends on its Common Stock in 2023 or 2022.  The Company has not paid cash dividends on its Common stock during at least the last ten fiscal years and it has been the policy of the Board of Directors of the Company to retain all earnings to pay down debt and finance future expansion and development of its businesses.  The payment of dividends, if any, will be determined by the Board of Directors in the future in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Purchases of Equity Securities

The Board of Directors has not authorized the repurchase of any shares of its Common Stock under any share repurchase program. However, from time to time in the past, the Company has purchased from stockholders less than 100 shares on request of such persons to save the cost of commissions. No such purchases were made in 2023 or 2022.

Item 6.  Selected Financial Data

Optional and not included.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

The Company’s operations during 2023 include both leasing its office building located in Parkersburg West Virginia and managing the oil and gas operations it sold in August 2020 to a third party. The Company’s principal source of cash and income was the interest it receives from notes receivables.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At December 31, 2023, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At December 31, 2023 and 2022, the Company had current assets of $459,000 and $466,000 and current liabilities of $75,000 and $63,000, respectively.

Cash and cash equivalents totaled $447,000 at December 31, 2023 and $436,000 at December 31, 2022.  New Concept’s principal sources of cash was rent from the tenant occupying part of its building in West Virginia, management fees and interest from its notes receivable.

Results of Operations

Fiscal 2023 as compared to 2022

Revenues: Revenues from rent for the leased property was $101,000 in 2023 and 2022. Revenues from managing the oil and gas operations for a third party was $51,000 and $111,000 in 2023 and 2022. The management agreement has the Company receiving a management fee of 10% of oil and gas revenue. The decrease in management fees is due to a decrease in the revenue due to a decline in oil and gas prices.

Operating Expenses: Operating expenses for the real estate property was $57,000 in 2023 and 2022. General and administrative expenses were $338,000 in 2023 and $317,000 in 2022.

Interest Income: Interest Income was $222,000 in 2023 and $212,000 in 2022.

Other Income: Other income was $131,000 in 2022. Included in other income for 2022 is $63,000 which represents the collection of an investment that had previously been fully reserved and a gain of $68,000 from the sale of equipment.

Fiscal 2022 as compared to 2021

Revenues: Total revenues from rent for the leased property was $101,000 in 2022 and 2021.

Operating Expenses: Operating expenses for the real estate property was $57,000 in 2022 and $77,000 in 2021. General and administrative expenses were $317,000 in 2022 and $360,000 in 2021.

Interest Income: Interest Income was $212,000 in 2022 as compared to $220,000 in 2021. The decrease was due to the reduction in the principal balance outstanding due to payments received.

Other Income: Other income was $131,000 in 2022 compared to $191,000 in 2021. Included in other income for 2022 is $63,000 which represents the collection of an investment that had previously been fully reserved and a gain of $68,000 from the sale of equipment Included in other income for 2021 is an income tax refund for prior years of $91,000 and $100,000 from the sale of a receivable that had been fully reserved in prior years.

Item 7a:  Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2023 the Company has no outstanding long term debt, therefore, the Company has no risk from exposure to changes in interest rates.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting.  In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework -2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting.  There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Raymond D. Roberts, age 92, (Independent) Director since June 2015

Mr. Roberts is currently retired. He was also a director of American Realty Investors, Inc. (“ARL”), Transcontinental Realty Investors, Inc. (“TCI”) and Income Opportunity Realty Investors, Inc. (IOR”) from June 2, 2016 to October 10, 2023, ARL and TCI common stock are listed and traded on the New York Stock Exchange and IOR common stock is listed and traded on the NYSE American Exchange. These Companies are affiliated with both Realty Advisors, Inc. and Pillar Income Asset Management. Mr. Roberts is a member of the Governance and Nominating Committee of the Board of Directors of the Registrant.

Gene S. Bertcher, age 75, (Affiliated) Director November 1989 to September 1996 and since June 1999

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

Dan Locklear, age 70, (Independent) Director since December 2003

Mr. Locklear has been Chief Financial Officer of Sunridge Management Group, a real estate management company, for more than five years.  Mr. Locklear was formerly employed by Johnstown Management Company, Inc. and Trammel Crow Company.  Mr. Locklear has been a certified public accountant since 1981 and a licensed real estate broker in the State of Texas since 1978.

Richard W. Humphrey, age 76, (Affiliated) Director since October 2020

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

Cecilia Maynard, age 71, (Independent) Director since January 2019

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

Board Committees

The Board of Directors held five meetings during 2023.  For such year, no incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board during the period for which he or she had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the period that he or she served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.  The Audit Committee was formed on December 12, 2003, and its function is to review the Company’s operating and accounting procedures.  A Charter of the Audit Committee has been adopted by the Board.  The current members of the Audit Committee, all of whom are independent within the SEC regulations, the listing standards of the NYSE American and the Company’s Corporate Governance Guidelines are Messrs. Locklear (Chairman), Roberts and Ms. Maynard.  Mr. Dan Locklear is qualified as an Audit Committee financial expert within the meaning of SEC regulations, and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the NYSE American. The Audit Committee met five times in 2023.

The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines.  In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates.  The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance and self-evaluation. The members of the Committee are Messrs. Locklear, Roberts and Ms. Maynard (Chairman).

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

Item 11.  Executive Compensation

The following tables set forth the compensation in all categories paid by the Company for services rendered during the fiscal years ended December 31, 2023, 2022 and 2021 by the Chief Executive Officer of the Company and to the other executive officers and Directors of the Company whose total annual salary in 2023 exceeded $50,000.

SUMMARY COMPENSATION TABLE

							Change in
						Non-	Pension
						Equity	Value and
Name						Incentive	Nonqualified	All
and						Plan	Deferred	Other
Principal				Stock	Option	Compen-	Compensation	Compen-
Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total

Gene S. Bertcher (1)	2023	$56,500							$56,500
Chairman, President &	2022	$56,500							$56,500
Chief Financial Officer	2021	$56,500							$56,500

(1)	The salary in the above table represents Mr. Bertcher’s compensation paid by the Company; he also receives additional compensation for services to other entities which are related to the Company.

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

Item 12.  Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 29, 2023.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percent of Class *

Realty Advisors, Inc.	1,394,934 shares	27.18%

•	based on 5,131,934 shares outstanding on March 28, 2024.

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the directors and executive officers of the Company, as of the close of business on March 29, 2024.

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

** Percentages are based upon 5,131, 934 shares of Common Stock outstanding at March 28, 2024.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Beginning in 2011 Pillar became the contractual advisor to three other publicly traded entities which are related to Realty Advisors, Inc. (“RAI”) through stock ownership by RAI. In addition, the relationship with Mr. Bertcher New Concept conducts business with Pillar whereby Pillar provided the Company with services including processing payroll, acquiring insurance and other administrative matters. The Company believes that by purchasing these services through certain large entities it can get lower costs and better service. Pillar does not charge the Company a fee for providing these services. Pillar is a wholly owned subsidiary of Realty Advisors, Inc.

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

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2023, 2022 and 2021 by the Company’s principal accounting firm.

Type of Fees	2023	2022	2021
Audit Fees	$44,250	$42,750	$71,525
Tax Fees	3,750	2,750	12,530

Total Fees	$48,000	$45,500	$84,055

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

PART IV

Item 15.  Exhibits, Financial Statement and Supplementary Schedules

INDEX TO FINANCIAL STATEMENTS

		Page
	FINANCIAL STATEMENTS

	Report of Turner & Stone Company, LLC (PCAOB ID Number 76)	18
	Report of Swalm & Associates, P.C. (PCAOB ID Number 1820)	20
	Consolidated Balance Sheets	22
	Consolidated Statements of Operations	24
	Consolidated Statements of Changes in Stockholders’ Equity	25
	Consolidated Statements of Changes in Cash Flows	26
	Notes to Consolidated Financial Statements	27

FINANCIAL STATEMENT SCHEDULES:  Other financial statement schedules have been omitted because they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

ITEM 16.	FORM 10-K SUMMARY

	Optional and not included herein.

Your Vision Our Focus

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

New Concept Energy, Inc. & Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Concept Energy, Inc. & Subsidiaries as of December 31, 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of New Concept Energy, Inc. & Subsidiaries as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements of New Concept Energy, Inc. & Subsidiaries as of December 31, 2022, were audited by other auditors whose report dated March 20, 2023, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to New Concept Energy, Inc. & Subsidiaries in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. New Concept Energy, Inc. & Subsidiaries is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Turner, Stone & Company, L.L.P.

We have served as New Concept Energy, Inc. & Subsidiaries’ auditor since 2024.

Dallas, Texas

March 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of

New Concept Energy, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Concept Energy, Inc., and Subsidiaries (the Company) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes and schedules collectively referred to as the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from audit of the December 31, 2022, financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Transactions with and Balances Due from Related Parties

Description of the Matter - The Company has significant transactions with and balances due from related parties. The Company performs an assessment as to whether substantially all the amounts due under these receivables are deemed probable of collection. When the Company concludes that it is not probable that it will collect amounts, the Company creates an allowance for the amount not probable of the collection.

Auditing the Company’s collectability assessment is complex due to the judgment involved in the Company’s determination of the collectability of these receivables. The determination involves consideration of the terms of the receivable, whether the receivable is currently performing, and any security for the receivable.

How We addressed the Matter in Our Audit - We obtained an understanding of the Company’s controls over related party receivables and their collectability assessment. Our testing included, among other things, confirmation of the receivables, reviewing selected financial information of the related parties, reviewing subsequent collections and evaluating transaction documentation. The relevant financial statement accounts are notes and interest receivable from related parties, and accounts payable to related parties and interest income from related parties.

Emphasis of Related Party Transactions

As described in the notes to the consolidated financial statements, New Concept Energy, Inc. and Subsidiaries has significant transactions with and balances due from related parties.

Swalm & Associates, P.C.

Richardson, Texas

March 20, 2023

We have served as the Company’s auditor for the years 2008 through 2023.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	At December 31,
	2023	2022
Assets

Current assets
Cash and cash equivalents	$447	$436
Other current assets	12	30
Total current assets	459	466

Property and equipment, net
Land, buildings and equipment	629	631

Note Receivable - related party	3,542	3,542

Total assets	$4,630	$4,639

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - CONTINUED

(amounts in thousands, except share amounts)

	At December 31,
	2023	2022
Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade (including $8 in 2023 and 2022 due to related parties)	$36	$23
Accrued expenses	39	40
Total current liabilities	75	63

Stockholders' equity
Series B convertible preferred stock, $10 par value, liquidation value
of $100, authorized 100,000 shares, issued and outstanding one share	1	1
Common stock, $.01 par value; authorized 100,000,000
shares; issued and outstanding, 5,131,934 shares
at December 31, 2023 and 2022	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,076)	(59,055)
	4,555	4,576

Total liabilities & stockholders' equity	$4,630	$4,639

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue
Rent	$101	$101	$101
Management Fee	51	111	-
	152	212	101

Operating Expenses
Operating Expenses	57	57	77
Corporate general and administrative	338	317	360
Total Operating Expenses	395	374	437
Operating loss	(243)	(162)	(336)

Other Income (Expense)
Interest income from a related party	213	212	212
Interest income	9	-	8
Interest expense	-	-	(5)
Other income	-	131	191
Total Other income (Expense)	222	343	406

Net income (loss) applicable to common shares	$(21)	$181	$70

Net income (loss) per common share-basic and diluted	$(0.01)	$0.04	$0.01

Weighted average common and equivalent shares outstanding - basic and diluted	5,132	5,132	5,132

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Series B		Common Stock		Additional paid	Accumulated
					in capital	deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1	$1	5,132	$51	$63,579	$(59,306)	$4,325
Issuance of Common Stock
Net Income		-		-	-	70	70
Balance at December 31, 2021	1	1	5,132	$51	63,579	(59,236)	4,395
Issuance of Common Stock
Net Income		-		-	-	181	181
Balance at December 31, 2022	1	1	5,132	51	63,579	(59,055)	4,576
Issuance of Common Stock
Net Loss		-		-	-	(21)	(21)
Balance at December 31, 2023	1	$1	5,132	$51	$63,579	$(59,076)	$4,555

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2023	2022	2021

Cash flows from operating activities
Net income (loss)	$(21)	$181	$70
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	13	12	13
Changes in operating assets and liabilities
Other current assets	18	(12)	92
Accounts payable and other liabilities	12	3	(52)
Net cash provided by operating activities	22	184	123

Cash flows from financing activities
Payment on notes payable	-	-	(174)
Net cash used in financing activities	-	-	(174)

Cash flows from investing activities
Fixed asset addition	(11)	-	-
Collections of note receivable	-	-	276
Net cash (used) in investing activities	(11)	-	276

Net increase in cash and cash equivalents	11	184	225
Cash and cash equivalents at beginning of year	436	252	27

Cash and cash equivalents at end of year	$447	$436	$252

Supplemental disclosures of cash flow information
Cash paid for interest on notes payable:	$-	$-	$5
Cash paid for principal on notes payable:	$-	$-	$174

The accompanying notes are an integral part of these consolidated financial statements.

New Concept Energy Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BUSINESS DESCRIPTION AND PRESENTATION

The Company owns approximately 190 acres of land located in Parkersburg, West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main industrial / office building contains approximately 24,800 square feet of which as of December 31, 2023 approximately 16,000 of industrial area is leased for $101,000 per annum.

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

Property and equipment net

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method of financial statement purposes.

Depreciation expense, which is included in operating expenses, was $13,000, $12,000 and $13,000 for 2023, 2022 and 2021, respectively.

Revenue Recognition

The Company recognizes revenues in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. Under this guidance, the Company recognizes revenue when performance obligations under the terms of a contract with a customer are satisfied by analyzing exchanges with its customers using a five-step approach (1) identify the contract(s) with a customer; (2) identify the performance obligation in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract(s); and (5) recognize the revenue when (or as) the Company satisfies a performance obligation. The Company derives revenue from rental income from property leases and consulting management fees. The Company’s contracted transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s contracts have a single performance obligation which are not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company’s performance obligation is satisfied upon the transfer of risk of loss to the customer. Revenue related to rental income from property leases are recognized monthly and consulting management fees are recognized quarterly as they are earned over a period of time.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  In reviewing recoverability, the Company estimates the future cash flows expected to result from the use of the assets and eventually disposing of them.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based on the asset’s fair value.

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification, (“ASC”) No. 740, “Accounting for Income Taxes”. ASC 740 requires an asset and liability approach to financial accounting for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities result in deferred tax assets, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided for a portion or all of the deferred tax assets when there is uncertainty regarding the Company’s ability to recognize the benefits of the assets in future years. Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years. Since management could not determine the likelihood that the benefit of the deferred tax asset would be realized, no deferred tax asset was recognized by the Company.

NOTE C – RELATED PARTIES

Commencing in February 2008, three publicly traded entities needed a chief financial officer, American Realty Investors, Inc. (“ARL”), Transcontinental Realty Investors, Inc. (“TCI”) and Income Opportunity Realty Investors, Inc. (“IOR”), Mr. Bertcher, is a certified public accountant and has a long history in their industry. New Concept made arrangements with the three entities whereby, in addition to his responsibilities to New Concept, Mr. Bertcher would be Chief Financial Officer for the three entities. Mr. Bertcher was paid directly for such services by the contractual advisor for the three companies. Mr. Bertcher resigned as an officer of American Realty Investors, Inc. (“ARI”) and Transcontinental Realty Investors, Inc. (“TCI”) on June 30, 2019, but continued on as an officer of Income Opportunity Realty Investors, Inc. (“IOR”) until he resigned December 16, 2021.

Realty Advisors, Inc., (“RAI”) is a privately owned investment company and by virtue of its stock ownership, the controlling shareholder for ARI, which in turn is the controlling stockholder of TCI, which is the controlling stockholder of IOR. Mr. Bertcher was an officer of RAI until June 30, 2019.

Beginning in 2011 Pillar Income Asset Management (“Pillar”) became the contractual advisor to the three publicly traded entities. Pillar is a wholly owned subsidiary of RAI and Mr. Bertcher serves as a director of Pillar. In addition to the relationship with Mr. Bertcher, the Company conducts business with Pillar whereby Pillar provides the Company with services including processing payroll, acquiring insurance, Information Technology, Cybersecurity and other administrative matters. The Company believes that by purchasing these services through certain large entities it can get lower costs and better service. Pillar does not charge the Company a fee for providing these services. The Company reimburses Pillar for the direct cost for such services.

NOTE D - NOTE RECEIVABLE

Note Receivable is comprised of the following at December 31, (in thousands):

	Interest
	Rate	2023	2022

American Realty Investors, Inc. (a related party) receivable upon maturity
in September 2025	6%	$3,542	$3,542

NOTE E – FIXED ASSETS

Land, building and furniture, fixtures and equipment are recorded at cost incurred to acquire the assets. At December 31, 2023 and 2022, fixed assets are as follows:

	2023	2022

Land and improvements	$432	$432
Buildings and improvements	352	341
Total fixed assets	784	773
Less: Accumulated depreciation	(155)	(142)
Net Fixed Assets	$629	$631

NOTE F – INCOME TAXES

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

At December 31, 2023, the Company had net operating loss carry forwards of approximately $7.5 million, which expire between 2024 and 2039.

The Company has no assurance as to if and when the benefit of NOL carryforwards will be realized, therefore, a valuation allowance on the related deferred tax assets has been recorded.

Forms 1120, U.S, Corporation Income Tax Returns, for the years ending December 31, 2023, 2022, 2021 are subject to examination, by the IRS, generally for three years after they are filed.

The following table presents the principal reasons for the difference between the Company's effective tax rate and the United States statutory income tax rate.

	2023	2022	2021
Earned income tax at statutory rate of 21%	$-	$39	$15
Net operating loss utilization	$-	(39)	(15)
Deferred tax asset from NOL carry forwards	$-	1,583	1,735
Valuation allowance	$-	(1,583)	(1,735)
Reported income tax expense (benefit)	$-	$-	$-

Effective income tax rate	0.00%	0.00%	0.00%

NOTE G – STOCKHOLDERS’ EQUITY

Outstanding Preferred Stock

Preferred stock consists of the following (amounts in thousands):

	Year Ended
	December 31,
	2023	2022
Series B convertible preferred stock, $10 par value, liquidation value of $100, authorized 100 shares, issued and outstanding one share	1	1

The Series B preferred stock has a liquidation value of $100 per share. The right to convert expired April 30, 2003.  Dividends at a rate of 6% are payable in cash or preferred shares at the option of the Company.

NOTE H - CONCENTRATIONS

The Company maintains its cash balances at financial institutions that participate in the Federal Deposit Insurance Corporation’s Transaction Account Guarantee Program which insures depositors up to $250,000. At December 31, 2023, the Company has not experienced losses with respect to its bank balances in excess of government provided insurance. Management believes that no significant concentration of credit risk exists with respect to these cash balances at December 31, 2023.

NOTE I – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

Year ended December 31, 2023	Current Operations	Corporate	Total

Operating revenue	$152	$-	$152

Operating expenses	44	338	382
Depreciation	13	-	13
Total Operating Expenses	57	338	395
Interest income	-	222	222
Segment operating income (loss)	$95	$(116)	$(21)

Year ended December 31, 2022	Current Operations	Corporate	Total

Operating revenue	$212	$-	$212

Operating expenses
Depreciation	45	317	362
Impairment of oil and gas properties	12	-	12
Interest income	57	317	374
Interest expense	-	212	212
Segment operating income	-	131	131
	$155	$26	$181

Year ended December 31, 2021	Current Operations	Corporate	Total

Operating revenue	101	$-	$101

Operating expenses	65	360	$425
Depreciation	12	-	$12
Total Operating Expenses	77	360	$437
Interest income	-	220	$220
Interest expense	-	(5)	$(5)
Other income	-	191	$191
Segment operating income	$24	$46	$70

NOTE J - QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2023, 2022 and 2021.  Amounts shown are in thousands except per share amounts.

	First	Second	Third	Fourth
Year ended December 31, 2023	Quarter	Quarter	Quarter	Quarter

Revenue	$45	$35	$35	$37
Operating expense	(12)	(14)	(15)	(16)
Corporate general and administrative expense	(68)	(81)	(70)	(119)
Other income	52	54	57	59
Income (loss) allocable to common shareholders	17	(6)	7	(39)
Income (loss) per common share – basic and diluted	$0.01	$(0.01)	$0.01	$0.01

	First	Second	Third	Fourth
Year ended December 31, 2022	Quarter	Quarter	Quarter	Quarter

Revenue	$45	$47	$63	$57
Operating expense	(12)	(13)	(18)	(14)
Corporate general and administrative expense	(80)	(80)	(71)	(86)
Other income	52	184	53	54
Income allocable to common shareholders	5	138	27	11
Income per common share – basic and diluted	$0.01	$0.02	$0.01	$0.01

	First	Second	Third	Fourth
Year ended December 31, 2021	Quarter	Quarter	Quarter	Quarter

Revenue	$26	$26	$25	$25
Operating expense	(18)	(20)	(34)	(5)
Corporate general and administrative expense	(74)	(111)	(53)	(122)
Other income	145	154	54	53
Income (loss) allocable to common shareholders	79	49	(8)	(49)
Income (loss) per common share – basic and diluted	$0.01	$0.01	$(0.01)	$0.00

NOTE K – SUBSEQUENT EVENTS

The date to which events occurring after December 31, 2023, the date of the most recent balance sheet, have been evaluated for possible adjustments to the financial statements or disclosure is March 28, 2024, which is the date of which the financial statements were available to be issued. There are no subsequent events that would require an adjustment to the financial statements.

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

NEW CONCEPT ENERGY, INC.

March 29, 2024	by:	/s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene S. Bertcher Gene S. Bertcher	Chairman, President, Principal Executive Officer, Chief Financial Officer and Director	March 29, 2024
/s/ Raymond D Roberts Raymond D Roberts	Director	March 29, 2024
/s/ Richard W Humphrey Richard W Humphrey	Director	March 29, 2024
/s/ Dan Locklear Dan Locklear	Director	March 29, 2024
/s/ Cecilia Maynard Cecilia Maynard	Director	March 29, 2024

