Form 10-Q
period 2024-03-31
New Concept Energy, Inc.
filed 2024-05-09
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	5,131,934 shares
(Class)	(Outstanding at May 8, 2024)

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended March 31, 2024

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2024	December 31, 2023
Assets	(Unaudited)	(Audited)

Current assets
Cash and cash equivalents	$395	$447
Other current assets	61	12
Total current assets	456	459

Property and equipment, net of depreciation
Land, buildings and equipment	626	629

Note Receivable - Related Party	3,542	3,542

Total assets	$4,624	$4,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

(dollars in thousands, except par value amount)

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Liabilities and stockholders' equity

Current liabilities
Accounts payable - (including $8 due to related parties in 2024 and 2023)	$25	$36
Accrued expenses	42	39
Total current liabilities	67	75

Stockholders' equity
Preferred stock, Series B, $10 par value; authorized 100,000 shares, 1 issued and outstanding at March 31, 2024 and December 31, 2023	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,131,934 shares at March 31, 2024 and December 31, 2023	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,074)	(59,076)

Total shareholders' equity	4,557	4,555

Total liabilities & equity	$4,624	$4,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(amounts in thousands, except per share data)

	For the Three Months ended March 31,
	2024	2023
Revenue
Rent	$25	$25
Management fees	11	20
Total Revenues	36	45

Operating Expenses
Operating expenses	13	12
Corporate general and administrative	78	68
Total Operating Expenses	91	80
Operating loss	(55)	(35)

Other Income
Interest income from related parties	57	52
Total Other Income	57	52

Net Income applicable to common shares	$2	$17

Net income per common share-basic and diluted	$0.01	$0.01

Weighted average common and equivalent shares outstanding - basic and diluted	5,132	5,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(amounts in thousands)

	Series B				Additional
	Preferred stock		Common Stock		paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at December 31, 2023	1	$1	5,132	$51	$63,579	$(59,076)	$4,555
Net Income		-		-	-	2	2
Balance at March 31, 2024	1	$1	5,132	$51	$63,579	$(59,074)	$4,557

Balance at December 31, 2022	1	$1	5,132	$51	$63,579	$(59,055)	$4,576
Net Income		-		-	-	17	17
Balance at March 31, 2023	1	$1	5,132	$51	$63,579	$(59,038)	$4,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)

	For the Three Months Ended
	March 31,
	2024	2023

Cash flows from operating activities
Net income	$2	$17
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	3	3
Other current assets	(49)	(32)
Accounts payable and other liabilities	(8)	13
Net cash provided by (used) in operating activities	(52)	1

Net increase (decrease) in cash and cash equivalents	(52)	1
Cash and cash equivalents at beginning of year	447	436

Cash and cash equivalents at end of period	$395	$437

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of New Concept Energy, Inc. and its majority-owned subsidiary (collectively, “NCE” or the “Company”).  All significant intercompany transactions and accounts have been eliminated.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2023.  Operating results for the three month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2024.

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

NOTE C: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We consider accounting policies related to our estimates of depreciation, amortization, leases, and revenue recognition for real estate operations, impairment, and sales of real estate as significant accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used.  These policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2023.

NOTE D:  CONCENTRATIONS

The Company maintains its cash balances at financial institutions that participate in the Federal Deposit Insurance Corporation’s Transaction Account Guarantee Program which insures depositors up to $250,000. At March 31, 2024, the Company has not experienced losses with respect to its bank balances in excess of government provided insurance. Management believes that no significant concentration of credit risk exists with respect to these cash balances at March 31, 2024.

NOTE E:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 8, 2024, the date the financial statements were available to be issued and determined that there are none to be reported.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  These judgments and estimates are based upon the Company’s historical experience, current trends and information available from other sources that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company’s significant accounting policies are summarized in Note C to our consolidated financial statements in our annual report on Form 10-K.  The Company believes the following critical accounting policies are more significant to the judgments and estimates used in the preparation of its consolidated financial statements.  Revisions in such estimates are recorded in the period in which the facts that give rise to the revisions become known.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At March 31, 2024, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At March 31, 2024, the Company had current assets of $456,000 and current liabilities of $67,000.

Cash and cash equivalents at March 31, 2024 were $395,000 as compared to $447,000 at December 31, 2023.

Results of Operations

Comparison of the three months ended March 31, 2024 to the same period in 2023

The Company reported net income from continuing operations of $2,000 for three months ended March 31, 2024, as compared to net income of $17,000 for the similar period in 2023.

For the three months ended March 31, 2024 and 2023 the Company had revenue of $36,000 including $25,000 for rental income and $11,000 in management fees.

For the three months ended March 31, 2024, corporate general & administrative expenses were $78,000 as compared to $68,000 for the comparable period in 2023.

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

Item 4.  CONTROLS AND PROCEDURES

(a)           Based on an evaluation by our management (with the participation of our Principal Executive Officer and Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

(b)           There has been no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5.  Exhibits

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

New Concept Energy, Inc.

Date: May 8, 2024	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer

