Form 10-Q
period 2024-06-30
New Concept Energy, Inc.
filed 2024-08-14
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	5,131,934 shares
(Class)	(Outstanding at August 13, 2024)

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

Index to Quarterly Report on Form 10-Q

Period ended June 30, 2024

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$416	$447
Other current assets	40	12
Total current assets	$456	$459

Property and equipment, net of depreciation
Land, buildings and equipment	622	629

Note receivable - related party	3,542	3,542

Total assets	$4,620	$4,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

(dollars in thousands, except par value amount)

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Liabilities and stockholders' equity

Current liabilities
Accounts payable	$21	$36
Accrued expenses	39	39
Total current liabilities	60	75

Stockholders' equity
Preferred stock, Series B, $10 par value; authorized 100,000 shares, 1 issued and outstanding at June 30, 2024 and December 31, 2023	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,131,934 shares at June 30, 2024 and December 31, 2023	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,071)	(59,076)

Total shareholders' equity	4,560	4,555

Total liabilities & equity	$4,620	$4,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,

	2024	2023	2024	2023
Revenue
Rent	$25	$26	$50	$51
Management Fee	12	9	23	29
Total Revenues	37	35	73	80

Operating Expenses
Operating Expenses	12	14	25	26
Corporate general and administrative	78	81	156	149
Total Operating Expenses	90	95	181	175
Operating loss	(53)	(60)	(108)	(95)
Other Income
Interest income from related parties	56	54	113	106
Total Other Income	56	54	113	106

Net income (loss) applicable to common shares	$3	$(6)	$5	$11

Net income (loss) per common share-basic and diluted	$0.01	$(0.01)	$0.01	$0.01

Weighted average common and equivalent shares outstanding - basic and diluted	5,132	5,132	5,132	5,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(amounts in thousands)

	Series B				Additional
	Preferred stock		Common Stock		paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

For the three months ended June 30, 2024
Balance at March 31, 2024	1	1	5,132	$51	$63,579	$(59,074)	$4,557
Net Income		-		-	-	3	3
Balance at June 30, 2024	1	$1	5,132	$51	$63,579	$(59,071)	$4,560

For the three months ended June 30, 2023
Balance at March 31, 2023	1	1	5,132	$51	$63,579	$(59,038)	$4,593
Net Loss		-		-	-	(6)	(6)
Balance at June 30, 2023	1	$1	5,132	$51	$63,579	$(59,044)	$4,587

For the six months ended June 30, 2024
Balance at December 31, 2023	1	1	5,132	$51	$63,579	$(59,076)	$4,555
Net Income		-		-	-	5	5
Balance at June 30, 2024	1	$1	5,132	$51	$63,579	$(59,071)	$4,560

For the six months ended June 30, 2023
Balance at December 31, 2022	1	1	5,132	$51	$63,579	$(59,055)	$4,576
Net Income		-		-	-	11	11
Balance at June 30, 2023	1	$1	5,132	$51	$63,579	$(59,044)	$4,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	For the Six Months Ended
	June 30,
	2024	2023

Cash flows from operating activities
Net Income	$5	$11
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	7	6
Other current assets	(28)	(15)
Accounts payable and other liabilities	(15)	(6)
Net cash used in operating activities	(31)	(4)

Net decrease in cash and cash equivalents	(31)	(4)
Cash and cash equivalents at beginning of year	447	436

Cash and cash equivalents at end of period	$416	$432

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2023.  Operating results for the three month period ended June 30, 2024 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2024.

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification, (“ASC”) No. 740, “Accounting for Income Taxes”. ASC 740 requires an asset and liability approach to financial accounting for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities result in deferred tax assets, ASC 740requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided for a portion or all of the deferred tax assets when there is uncertainty regarding the Company’s ability to recognize the benefits of the assets in future years. Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years. Since management could not determine the likelihood that the benefit of the deferred tax asset would be realized, no deferred tax asset was recognized by the Company.

NOTE D – RELATED PARTIES

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

NOTE E:  CONCENTRATIONS

The Company maintains its cash balances at financial institutions that participate in the Federal Deposit Insurance Corporation’s Transaction Account Guarantee Program which insures depositors up to $250,000. At June 30, 2024, the Company has not experienced losses with respect to its bank balances in excess of government provided insurance. Management believes that no significant concentration of credit risk exists with respect to these cash balances at June 30, 2024.

NOTE F:  NOTE RECEIVABLE

The Company has a Note Receivable from American Realty Investors, Inc. (a related party) in the amount of $3,542,000 at June 30, 2024. The note bears interest at the Secured Overnight Financing Rate (“SOFR”) at the end of each calendar quarter (5.33% at June 30,2024) and is due at September 30, 2027.

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

At June 30, 2024,and December 31,2023 the Company had net operating loss carry forwards of approximately $7.5 million, which expire between 2024 and 2039.

The Company has no assurance as to if and when the benefit of NOL carryforwards will be realized, therefore, a valuation allowance on the related deferred tax assets has been recorded.

Forms 1120, U.S, Corporation Income Tax Returns are subject to examination, by the IRS, generally for three years after they are filed.

NOTE H:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 13, 2024, the date the financial statements were available to be issued and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At June 30, 2024, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At June 30, 2024, the Company had current assets of $456,000 and current liabilities of $60,000.

Cash and cash equivalents at June 30, 2024 were $416,000 as compared to $447,000 at December 31, 2023.

Results of Operations

Comparison of the three months ended June 30, 2024 to the same period in 2023

The Company reported net income from continuing operations of $3,000 for three months ended June 30, 2024, as compared to net loss of $6,000 for the similar period in 2023.

For the three months ended June 30, 2024 the Company had revenue of $37,000 including $25,000 for rental income and $12,000 in management fees. For the three months ended June 30, 2023 the Company had revenue of $35,000 including $26,000 for rental income and $9,000 in management fees.

For the three months ended June 30, 2024, corporate general & administrative expenses were $78,000 as compared to

$81,000 for the comparable period in 2023.

For the three months ended June 30, 2024, interest income was $56,000 as compared to $54,000 for the comparable period in 2023.

Comparison of the six months ended June 30, 2024 to the same period in 2023

The Company reported net income from continuing operations of $5,000 for six months ended June 30, 2024, as compared to net income of $11,000 for the similar period in 2023.

For the six months ended June 30, 2024 the Company had revenue of $73,000 including $50,000 for rental income and $23,000 in management fees. For the six months ended June 30, 2023 the Company had revenue of $80,000 including $51,000 for rental income and $29,000 in management fees.

For the six months ended June 30, 2024, corporate general & administrative expenses were $156,000 as compared to

$149,000 for the comparable period in 2023.

For the six months ended June 30, 2024, interest income was 113,000 as compared to $106,000 for the comparable period in 2023.

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

New Concept Energy, Inc.

Date: August 13, 2024	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer

