Form 10-Q
period 2024-09-30
New Concept Energy, Inc.
filed 2024-11-13
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

As of November 13, 2024, there were 5,131,934 shares of common stock outstanding.

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

Index to Quarterly Report on Form 10-Q

Period ended September 30, 2024

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$430	$447
Other current assets	26	12
Total current assets	456	459

Property and equipment, net of depreciation
Land, buildings and equipment	619	629

Note receivable - related party	3,542	3,542

Total assets	$4,617	$4,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

(dollars in thousands, except par value amount)

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Liabilities and stockholders' equity

Current liabilities
Accounts payable	$22	$36
Accrued expenses	39	39
Total current liabilities	61	75

Stockholders' equity
Preferred stock, Series B, $10 par value; authorized 100,000 shares, 1 issued and outstanding at September 30, 2024 and December 31, 2023	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,131,934 shares at September 30, 2024 and December 31, 2023	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,075)	(59,076)

Total stockholders' equity	4,556	4,555

Total liabilities & equity	$4,617	$4,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,

	2024	2023	2024	2023
Revenue
Rent	$26	$25	$76	$76
Management Fee	11	10	34	39
Total Revenues	37	35	110	115

Operating Expenses
Operating Expenses	14	15	39	41
Corporate general and administrative	79	70	235	219
Total Operating Expenses	93	85	274	260
Operating loss	(56)	(50)	(164)	(145)
Other Income
Interest income from related parties	50	53	160	158
Interest income from a third party	2	4	5	5
Total Other Income	52	57	165	163

Net income (loss) applicable to common shares	$(4)	$7	$1	$18

Net income (loss) per common share-basic and diluted	$(0.01)	$0.01	$0.01	$0.03

Weighted average common and equivalent shares outstanding - basic and diluted	5,132	5,132	5,132	5,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(amounts in thousands)

	Series B				Additional
	Preferred stock		Common Stock		paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

For the three months ended September 30, 2024
Balance at June 30, 2024	1	1	5,132	$51	$63,579	$(59,071)	$4,560
Net loss	-	-	-	-	-	(4)	(4)
Balance at September 30, 2024	1	$1	5,132	$51	$63,579	$(59,075)	$4,556

For the three months ended September 30, 2023
Balance at June 30, 2023	1	1	5,132	$51	$63,579	$(59,044)	$4,587
Net Income	-	-	-	-	-	7	7
Balance at September 30, 2023	1	$1	5,132	$51	$63,579	$(59,037)	$4,594

For the nine months ended September 30, 2024
Balance at December 31, 2023	1	1	5,132	$51	$63,579	$(59,076)	$4,555
Net Income	-	-	-	-	-	1	1
Balance at September 30, 2024	1	$1	5,132	$51	$63,579	$(59,075)	$4,556

For the nine months ended September 30, 2023
Balance at December 31, 2022	1	1	5,132	$51	$63,579	$(59,055)	$4,576
Net Income	-	-	-	-	-	18	18
Balance at September 30, 2023	1	$1	5,132	$51	$63,579	$(59,037)	$4,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	For the Nine Months Ended
	September 30,
	2024	2023

Cash flows from operating activities
Net Income	$1	$18
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	10	10
Other current assets	(14)	6
Accounts payable and other liabilities	(14)	1
Net cash provided by (used in) operating activities	(17)	35

Cash flows from investing activities
Purchase of fixed assets	-	(11)
Net cash used in investing activities	-	(11)

Net increase (decrease) in cash and cash equivalents	(17)	24
Cash and cash equivalents at beginning of year	447	436

Cash and cash equivalents at end of period	$430	$460

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

The unaudited condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information.  All such adjustments are of a normal recurring nature.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

The Company is evaluating business opportunities to provide both additional income and cash flow.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.  Operating results for the three and nine month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2024.

NOTE B: NATURE OF OPERATIONS

The Company owns approximately 190 acres of land located in Parkersburg, West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main industrial/office building contains approximately 24,800 square feet of which approximately 16,000 square feet is leased at a rate of $101,000 per annum.

In August 2020, the Company sold its oil and gas operations to a third party. On January 1, 2022, the Company entered into a Consulting Management Agreement with respect to such oil and gas operations; whereby, the Company would provide management, supervisory and administrative services for a fee of 10% of the gross revenue of such oil and gas operations. The agreement may be terminated by either party upon sixty days’ notice.

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

NOTE D – RELATED PARTIES

Beginning in 2011 Pillar Income Asset Management (“Pillar”) became an advisor to the Company. Pillar is a wholly owned subsidiary of Realty Advisors, Inc. Mr. Bertcher serves as a director of Pillar. The Company has conducted business with Pillar whereby Pillar provides the Company with services including processing payroll, acquiring insurance, Information Technology, Cybersecurity and other administrative matters. The Company believes that by purchasing these services through Pillar it can get lower costs and better service.

Until August 31, 2024 the arrangement between the Company and Pillar has been on an informal basis. Effective September 1, 2024 the Company and Pillar have entered into a formal agreement whereby Pillar will provide certain management administrative and advisory services for an agreed upon fee. The fee for Pillar’s services for the month of September 2024 was $3,000.

NOTE E:  CONCENTRATIONS

The Company maintains its cash balances at financial institutions that participate in the Federal Deposit Insurance Corporation’s Transaction Account Guarantee Program which insures depositors up to $250,000. At September 30, 2024, the Company has not experienced losses with respect to its bank balances in excess of government provided insurance. Management believes that no significant concentration of credit risk exists with respect to these cash balances at September 30, 2024.

NOTE F:  NOTE RECEIVABLE

The Company has a Note Receivable from American Realty Investors, Inc. (a related party) in the amount of $3,542,000 at September 30, 2024. The note bears interest at the Secured Overnight Financing Rate (“SOFR”) at the end of each calendar quarter (5.33% at September 30, 2024) and is due at September 30, 2027.

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

At September 30, 2024, and December 31, 2023 the Company had net operating loss carry forwards of approximately $7.5 million, which expires between 2024 and 2039.

The Company has no assurance as to if and when the benefit of NOL carryforwards will be realized, therefore, a valuation allowance on the related deferred tax assets has been recorded.

Forms 1120, U.S, Corporation Income Tax Returns are subject to examination, by the IRS, generally for three years after they are filed.

NOTE H:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 13, 2024, the date the financial statements were available to be issued and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At September 30, 2024, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At September 30, 2024, the Company had current assets of $456,000 and current liabilities of $61,000.

Cash and cash equivalents at September 30, 2024 were $430,000 as compared to $447,000 at December 31, 2023.

Results of Operations

Comparison of the three months ended September 30, 2024 to the same period in 2023

The Company reported a net loss of $4,000 for the three months ended September 30, 2024, as compared to net income of $7,000 for the similar period in 2023.

For the three months ended September 30, 2024 the Company had revenue of $37,000 including $26,000 for rental revenue and $11,000 for management fees as compared to revenue of $35,000 including $25,000 for rental revenue and $10,000 for management fees for the comparative period in 2023.

For the three months ended September 30, 2024, corporate general & administrative expenses were $79,000 as compared to $70,000 for the comparable period in 2023.

Comparison of the nine months ended September 30, 2024 to the same period in 2023

The Company reported net income of $1,000 for nine months ended September 30, 2024, as compared to net income of $18,000 for the similar period in 2023.

For the nine months ended September 30, 2024 the Company had revenue of $110,000 including $76,000 for rental revenue and $34,000 for management fees as compared to revenue of $115,000 including $76,000 for rental revenue and $39,000 for management fees for the comparative period in 2023.

For the nine months ended September 30, 2024, corporate general & administrative expenses were $235,000 as compared to $219,000 for the comparable period in 2023.

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

Item 4.  CONTROLS AND PROCEDURES

(a)           Based on an evaluation by our management (with the participation of our Principal Executive Officer and Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

(b)           There has been no change in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

New Concept Energy, Inc.

Date: November 13, 2024	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer

