Form 10-K
period 2024-12-31
New Concept Energy, Inc.
filed 2025-03-24
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large, accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting Company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐        No ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the NYSE American as of June 30, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $5,972,000 based upon a total of 3,732,516 shares held as of June 30, 2024 by persons believed to be non-affiliates of the Registrant.  The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 17, 2025, there were 5,131,934 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

2

NEW CONCEPT ENERGY, INC.

Index to Annual Report on Form 10-K

Fiscal year ended December 31, 2024

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

Real Estate Operations

The Company owns approximately 190 acres of land located in Parkersburg, West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main industrial / office building contains approximately 24,800 square feet of which as of December 31, 2024 approximately 16,000 square feet is leased for $101,000 per annum.

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

Business Strategy

The Company is a Nevada corporation.

The Company intends to continue to operate and or sell its West Virginia property. The Company provides advisory and management services for an independent West Virginia oil and gas company. The Company seeks to establish or acquire new business operations.

Insurance

The Company currently maintains property and liability insurance intended to cover claims for its real estate and corporate operations.

Employees

At December 31, 2024, the Company employed 2 people with the remainder of the work contracted to third parties. The Company believes it maintains good relationships with its employees.  None of the Company’s employees are represented by a collective bargaining group.

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

The Company owns approximately 190 acres of land located in Parkersburg, West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main office building contains approximately 24,800 square feet.

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

	2024		2023

	High	Low	High	Low
First Quarter	$1.08	$1.00	$1.40	$0.99
Second Quarter	$1.70	$1.08	$1.26	$1.02
Third Quarter	$1.78	$1.43	$1.24	$0.92
Fourth Quarter	$1.30	$1.24	$1.37	$1.02

On March 14, 2025, the closing price of the Company’s Common Stock was $0.86 per share. The Company’s Common Stock was held by approximately 3,500 stockholders.

Dividends

The Company paid no dividends on its Common Stock in 2024 or 2023.  The Company has not paid cash dividends on its Common stock during at least the last ten fiscal years and it has been the policy of the Board of Directors of the Company to retain all earnings to pay down debt and finance future expansion and development of its businesses.  The payment of dividends, if any, will be determined by the Board of Directors in the future in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Purchases of Equity Securities

The Board of Directors has not authorized the repurchase of any shares of its Common Stock under any share repurchase program. However, from time to time in the past, the Company has purchased from stockholders less than 100 shares on the request of such persons to save the cost of commissions. No such purchases were made in 2024 or 2023.

Item 6.  Selected Financial Data

Optional and not included.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

The Company’s operations during 2024 include both leasing its office building located in Parkersburg West Virginia and managing the oil and gas operations it sold in August 2020 to a third party. A significant source of cash and income was the interest it receives from notes receivables.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards.  At December 31, 2024, the Company had a deferred tax asset due to tax deductions available to it in future years.  However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At December 31, 2024 and 2023, the Company had current assets of $372,000 and $459,000 and current liabilities of $57,000 and $75,000, respectively.

Cash and cash equivalents totaled $363,000 at December 31, 2024 and $447,000 at December 31, 2023.  New Concept’s principal sources of cash was rent from the tenant occupying part of its building in West Virginia, management fees and interest from its notes receivable.

Results of Operations

Fiscal 2024 as compared to 2023

Revenues: Revenues from rent for the leased property was $101,000 in 2024 and 2023. Revenues from managing the oil and gas operations for a third party was $44,000 and $51,000 in 2024 and 2023. The management agreement has the Company receiving a management fee of 10% of oil and gas revenue. The decrease in management fees is due to a decrease in revenue due to a decline in oil and gas prices.

Operating Expenses: Operating expenses for the real estate property was $48,000 in 2024 and $57,000 in 2023. General and administrative expenses were $334,000 in 2024 and $338,000 in 2023.

Interest Income: Interest Income was $213,000 in 2024 and $222,000 in 2023.

Item 7a:  Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2024 the Company has no outstanding long term debt, therefore, the Company has no risk from exposure to changes in interest rates.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements required by this Item begin at page 19 of this Report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting.  In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework -2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2024.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial report.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting.  There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Robert C. Canham, II age 76, (Independent) Director since October 2024

Mr. Canham who is based in Greensboro, North Carolina is and has been for more than the past twenty years, the President and part owner of Sunchase American, LTD., a Regional Apartment Management Company with properties under management primarily concentrated in the Southeastern U.S., including Arkansas, Florida, Texas and surrounding states and areas.

Gene S. Bertcher, age 76, (Affiliated) Director from November 1989 to September 1996 and since June 1999

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

Dan Locklear, age 71, (Independent) Director since December 2003

Mr. Locklear has been Chief Financial Officer of Sunridge Management Group, a real estate management company, for more than five years.  Mr. Locklear was formerly employed by Johnstown Management Company, Inc. and Trammel Crow Company.  Mr. Locklear has been a certified public accountant since 1981 and a licensed real estate broker in the State of Texas since 1978.

Richard W. Humphrey, age 77, (Independent ) Director since October 2020

Mr. Humphrey received from Southern Methodist University Cox School of Business both a Bachelor of Business Administration and Master of Business Administration degree with emphasis in real estate. From 1976 to 1979, he was also a part-time faculty member at Southern Methodist University Cox School of Business in Dallas, teaching real estate classes in undergraduate and graduate school.

Cecilia Maynard, age 72, (Independent) Director since January 2019

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

Board Committees

For 2024, no incumbent director attended fewer than 75% of the aggregate total number of meetings held by the Board during the period for which he or she had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the period that he or she served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.  The Audit Committee was formed on December 12, 2003, and its function is to review the Company’s operating and accounting procedures.  A Charter of the Audit Committee has been adopted by the Board.  The current members of the Audit Committee, all of whom are independent within the SEC regulations, the listing standards of the NYSE American and the Company’s Corporate Governance Guidelines are Messrs. Canham (Chairman), Locklear and Humphrey.  .

The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines.  In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates.  The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance and self-evaluation. The members of the Committee are Messrs. Locklear, Canham and Ms. Maynard (Chairman).

The Board has also formed a Compensation Committee of the Board of Directors, adopted a Charter for the Compensation Committee on October 20, 2004, the committee members are Messrs. Humphrey (Chairman) and Canham and Ms. Maynard.

The members of the Board of Directors at the date of this Report and the Committees of the Board on which they serve are identified below:

Director	Audit Committee	Governance and Nominating Committee	Compensation Committee
Robert C. Canham	Chairman	✓	✓
Gene S. Bertcher
Cecilia Maynard		Chairman	✓
Dan Locklear	✓	✓
Richard W. Humphrey	✓		Chairman

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 available to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), upon written representations received by the Company, the Company is not aware of any failure by any director, officer or beneficial owner of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission on a timely basis.

Item 11.  Executive Compensation

The following tables set forth the compensation in all categories paid by the Company for services rendered during the fiscal years ended December 31, 2024 and 2023 by the Chief Executive Officer of the Company and to the other executive officers and Directors of the Company whose total annual salary in 2024 exceeded $50,000.

SUMMARY COMPENSATION TABLE

Change in
						Non-	Pension
						Equity	Value and
Name						Incentive	Nonqualified	All
and						Plan	Deferred	Other
Principal				Stock	Option	Compen-	Compensation	Compen-
Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total

Gene S. Bertcher (1)	2024	$60,000							$60,000
Chairman, President & Chief Financial Officer	2023	$56,500							$56,500

(1)	The salary in the above table represents Mr. Bertcher’s compensation paid by the Company; he also receives additional compensation for services to other entities which are related to the Company.

GRANTS OF PLAN-BASED AWARDS

None

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None

OPTION EXERCISES AND STOCK VESTED

None

PENSION BENEFITS

None

NONQUALIFIED DEFERRED COMPENSATION

None

DIRECTOR COMPENSATION
Name	Fees Earned Or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Gene S. Bertcher	$—						$—
Raymond D. Roberts	$6,000						$6,000
Robert C Canham	$4,500						$4,500
Dan Locklear	$10,500						$10,500
Richard W. Humphrey	$10,500						$10,500
Cecilia Maynard	$10,500						$10,500

MANAGEMENT AND CERTAIN SECURITY HOLDERS

None

Compensation of Directors

The Company pays each non-employee director a fee of $2,500 per year, plus a meeting fee of $2,000 for each board meeting attended.  Employee directors serve without compensation.

Item 12.  Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 17, 2025.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percent of Class *

Realty Advisors, Inc.	646,254 shares	12.59%

•	based on 5,131,934 shares outstanding on March 17, 2025.

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the directors and executive officers of the Company, as of the close of business on March 17, 2025.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**

Gene S. Bertcher	-	0%

Raymond Roberts	-	0%

Dan Locklear	-	0%

Richard Humphrey	-	0%

Robert C. Canham	-	0%

Cecilia Maynard	-	0%

All directors and executive officers as a group (6 people)	-	0%

* Beneficial Ownership means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

** Percentages are based upon 5,131,934 shares of Common Stock outstanding at March 17, 2025.

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

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2024 and 2023 by the Company’s principal accounting firm.

Type of Fees	2024	2023
Audit Fees	$48,000	$44,250
Tax Fees	-	3,750

Total Fees	$48,000	$48,000

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

PART IV

Item 15.  Exhibits, Financial Statement and Supplementary Schedules

FINANCIAL STATEMENT SCHEDULES:  Other financial statement schedules have been omitted because they are not required, and are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

ITEM 16. FORM 10-K SUMMARY

Optional and not included herein.

Your Vision Our Focus

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

New Concept Energy, Inc. & Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Concept Energy, Inc. & Subsidiary (the “Company”) as of December 31, 2024, and 2023, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Turner, Stone & Company, L.L.P.

We have served as New Concept Energy, Inc. & Subsidiaries’ auditor since 2024.

Dallas, Texas

March 17, 2024

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	At December 31,
	2024	2023
Assets

Current assets
Cash and cash equivalents	$363	$447
Other current assets	9	12
Total current assets	372	459

Property and equipment, net
Land, buildings and equipment	636	629

Note and Interest Receivable - related party
Note Receivable	3,542	3,542
Interest Receivable	44	-
Note Receivable - related party	3,586	3,542

Total assets	$4,594	$4,630

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS - CONTINUED

(amounts in thousands, except share amounts)

	At December 31,
	2024	2023
Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade (including $7 in 2024 and $8 in 2023 due to related parties)	$20	$36
Accrued expenses	37	39
Total current liabilities	57	75

Stockholders' equity
Series B convertible preferred stock, $10 par value, liquidation value of $100, authorized 100,000 shares, issued and outstanding one share	1	1
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding, 5,131,934 shares at December 31, 2024 and 2023	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,094)	(59,076)
Total stockholders' equity	4,537	4,555

Total liabilities & stockholders' equity	$4,594	$4,630

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenue
Rent	$101	$101
Management Fee	45	51
	146	152

Operating Expenses
Operating Expenses	48	57
Corporate general and administrative	335	338
Total Operating Expenses	383	395
Operating loss	(237)	(243)

Other Income
Interest income from a related party	196	213
Interest income	17	9
Other income	6	-
Total Other income	219	222

Net loss applicable to common shares	$(18)	$(21)

Net loss per common share-basic and diluted	$(0.01)	$(0.01)

Weighted average common and equivalent shares outstanding - basic and diluted	5,132	5,132

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Series B		Common Stock		Additional paid	Accumulated
					in capital	deficit	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2022	1	$1	5,132	$51	$63,579	$(59,055)	$4,576
Net loss	-	-	-	-	-	(21)	(21)
Balance at December 31, 2023	1	1	5,132	51	63,579	(59,076)	4,555
Net Loss	-	-	-	-	-	(18)	(18)
Balance at December 31, 2024	1	$1	5,132	$51	$63,579	$(59,094)	$4,537

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(18)	$(21)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	13	13
Other current assets	3	18
Accounts payable and other liabilities	(62)	12
Net cash provided by (used in) operating activities	(64)	22

Cash flows from investing activities
Fixed asset addition	(20)	(11)
Net cash used in investing activities	(20)	(11)

Net increase (decrease) in cash and cash equivalents	(84)	11
Cash and cash equivalents at beginning of year	447	436

Cash and cash equivalents at end of year	$363	$447

The accompanying notes are an integral part of these consolidated financial statements.

New Concept Energy Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BUSINESS DESCRIPTION AND PRESENTATION

The Company owns approximately 190 acres of land located in Parkersburg, West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main industrial / office building contains approximately 24,800 square feet of which as of December 31, 2024 approximately 16,000 square feet is leased for $101,000 per annum.

In August 2020, the Company sold its oil and gas wells and mineral leases which were located in Ohio and West Virginia.

The Company’s ability to meet current cash obligations relies on cash received from operations and the collection of notes receivable, including a $3.5 million dollar note receivable from a related party.

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

Property and equipment, net

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.

Depreciation expense, which is included in operating expenses, was $13,000 for 2024 and 2023, respectively.

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

The Company determines the fair value of assets to be disposed of and records the asset at the lower of fair value, less disposal costs or carrying value.  Assets are not depreciated while held for disposal.

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

Accounting pronouncements issued but not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

NOTE C – RELATED PARTIES

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

Until August 31, 2024 the arrangement between the Company and Pillar for services and fees, has been on an informal basis. Effective September 1, 2024 the Company and Pillar have entered into a formal agreement whereby Pillar will provide certain management administrative and advisory services for an agreed upon fee. The fee for Pillar’s services for the year ended December 31, 2024 was $12,000.

NOTE D - NOTE RECEIVABLE

Note Receivable is comprised of the following at December 31, (in thousands):

	2024	2023

American Realty Investors, Inc. (a related party) receivable upon maturity at September 30, 2027	$3,542	$3,542

The note bears interest at the Secured Overnight Financing rate at the end of each calander quarter (4.96% at December 31, 2024).

NOTE E – FIXED ASSETS

Land, building and furniture, fixtures and equipment are recorded at cost incurred to acquire the assets. At December 31, 2024 and 2023, fixed assets are as follows (in thousands):

	2024	2023

Land and improvements	$432	$432
Buildings and improvements	372	352
Total fixed assets	804	784
Less: Accumulated depreciation	(168)	(155)
Net Fixed Assets	$636	$629

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

At December 31, 2024, the Company had net operating loss carry forwards of approximately $6.5 million, of which $4.8 million expire between 2025 and 2036 and $1.7 million that do not expire.

The Company has no assurance as to if and when the benefit of NOL carryforwards will be realized, therefore, a valuation allowance on the related deferred tax assets has been recorded.

Forms 1120, U.S, Corporation Income Tax Returns, for the years ending December 31, 2024 and 2023 are subject to examination, by the IRS, generally for three years after they are filed.

The following table presents the principal reasons for the difference between the Company's effective tax rate and the United States statutory income tax rate (in thousands).

	2024	2023
Earned income tax at statutory rate of 21%	$-	$-
Net operating loss utilization	-	-
Deferred tax asset from NOL carry forwards	1,365	1,575
Valuation allowance	(1,365)	(1,575)
Reported income tax expense (benefit)	$-	$-

Effective income tax rate	0.00%	0.00%

NOTE G – STOCKHOLDERS’ EQUITY

Outstanding Preferred Stock Preferred stock consists of the following (amounts in thousands):

	Year Ended
	December 31,
	2024	2023
Series B convertible preferred stock, $10 par value, liquidation value of $100, authorized 100 shares, issued and outstanding one share	1	1

The Series B preferred stock has a liquidation value of $100 per share. The right to convert expired April 30, 2003.  Dividends at a rate of 6% are payable in cash or preferred shares at the option of the Company.

NOTE H – CASH CONCENTRATIONS

The Company maintains its cash balances at financial institutions that participate in the Federal Deposit Insurance Corporation’s Transaction Account Guarantee Program which insures depositors up to $250,000. From time to time, the Company has certain cash balances that may exceed insured limits.  The Company utilizes large and reputable banking institutions which it believes mitigates these risks.

As of December 31, 2024 and 2023, the Company had cash balances with a single financial institution in excess of the FDIC insured limits by amounts of $76,022 and $58,992, respectively.

NOTE I – OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (in thousands):

Year ended December 31, 2024	Current Operations	Corporate	Total

Operating revenue	$146	$-	$146

Operating expenses	35	335	370
Depreciation	13	-	13
Total Operating Expenses	48	335	383
Interest income	-	213	213
Other income	6	-	6
Segment operating income (loss)	$104	$(122)	$(18)

Year ended December 31, 2023	Current Operations	Corporate	Total

Operating revenue	$152	$-	$152

Operating expenses	44	338	382
Depreciation	13	-	13
Total Operating Expenses	57	338	395
Interest income	-	222	222
Segment operating income (loss)	$95	$(116)	$(21)

NOTE J - QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2024 and 2023.  Amounts shown are in thousands except per share amounts.

	First	Second	Third	Fourth
Year ended December 31, 2024	Quarter	Quarter	Quarter	Quarter

Revenue	$36	$37	$37	$36
Operating expense	(13)	(12)	(14)	(9)
Corporate general and administrative expense	(78)	(78)	(79)	(100)
Interest income	57	56	52	48
Other income	-	-	-	6
Income (loss) allocable to common shareholders	2	3	(4)	(19)
Income (loss) per common share – basic and diluted	$0.01	$0.01	$(0.01)	$(0.01)

	First	Second	Third	Fourth
Year ended December 31, 2023	Quarter	Quarter	Quarter	Quarter

Revenue	$45	$35	$35	$37
Operating expense	(12)	(14)	(15)	(16)
Corporate general and administrative expense	(68)	(81)	(70)	(119)
Interest income	52	54	57	59
Income (loss) allocable to common shareholders	17	(6)	7	(39)
Income (loss) per common share – basic and diluted	$0.01	$(0.01)	$0.01	$0.01

NOTE K – SUBSEQUENT EVENTS

The date to which events occurring after December 31, 2024, the date of the most recent balance sheet, have been evaluated for possible adjustments to the financial statements or disclosure is March 17, 2025, which is the date of which the financial statements were available to be issued. There are no subsequent events that would require an adjustment to the financial statements.

The following documents are filed as exhibits (or are incorporated by reference as indicated) into this Report:

Exhibit Designation	Exhibit Description
3.1	Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)
3.2	Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.5 to Registrant’s Form 8-K dated April 1, 1993)
3.3	Restated Articles of Incorporation of Greenbriar Corporation (incorporated by reference to Exhibit 3.1.1 to Registrant’s Form 10-K dated December 31, 1995)
3.4	Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit to Registrant’s PRES 14-C dated February 27, 1996)
3.5	Certificate of Decrease in Authorized and Issued Shares effective November 30, 2001 (incorporated by reference to Exhibit 2.1.7 to Registrant’s Form 10-K dated December 31, 2002)
3.6	Certificate of Designations, Preferences and Rights of Preferred Stock dated May 7, 1993 relating to Registrant’s Series B Preferred Stock (incorporated by reference to Exhibit 4.1.2 to Registrant’s Form S-3 Registration Statement No. 333-64840 dated June 22, 1993)
3.7	Certificate of Voting Powers, Designations, Preferences and Rights of Registrant’s Series F Senior Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.2 of Registrant’s Form 10-KSB for the fiscal year ended December 31, 1997)
3.8	Certificate of Voting Powers, Designations, Preferences and Rights of Registrant’s Series G Senior Non-Voting Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.3 of Registrant’s Form 10-KSB for the fiscal year ended December 31, 1997)
3.9	Certificate of Designations dated October 12, 2004 as filed with the Secretary of State of Nevada on October 13, 2004 (incorporated by reference to Exhibit 3.4 of Registrant’s Current Report on Form 8-K for event occurring October 12, 2004)
3.10	Certificate of Amendment to Articles of Incorporation effective February 8, 2005 (incorporated by reference to Exhibit 3.5 of Registrant’s Current Report on Form 8-K for event occurring February 8, 2005)
3.11	Certificate of Amendment to Articles of Incorporation effective March 21, 2007 (incorporated by reference to Exhibit 3.13 of Registrant’s Current Report on Form 8-K for event occurring March 21, 2005)
3.12	Amended and restated bylaws of New Concept Energy, Inc. dated November 18, 2008.
10.1	Advisory Agreement dated September 1, 2024 between Pillar Income Asset Management, Inc. and New Concept Energy, Inc. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K of the Company filed September 3, 2024).
14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
21.1*	Subsidiaries of the Registrant
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer and Chief Financial Officer
32.1*	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CONCEPT ENERGY, INC.

March 17, 2025	by:	/s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene S. Bertcher Gene S. Bertcher	Chairman, President, Principal Executive Officer, Chief Financial Officer and Director	March 17, 2025
/s/ Raymond D Roberts Raymond D Roberts	Director	March 17, 2025
/s/ Richard W Humphrey Richard W Humphrey	Director	March 17, 2025
/s/ Dan Locklear Dan Locklear	Director	March 17, 2025
/s/ Robert C. Canham Robert C. Canham	Director	March 17, 2025
/s/ Cecilia Maynard Cecilia Maynard	Director	March 17, 2025

