Form 10-Q
period 2025-03-31
New Concept Energy, Inc.
filed 2025-05-15
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED March 31, 2025

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

Yes: ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large, accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large, accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐    No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	5,131,934 shares
(Class)	(Outstanding at May 14, 2025)

1

NEW CONCEPT ENERGY, INC., AND SUBSIDIARIES

Index to Quarterly Report on Form 10-Q

Period ended March 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$333	$363
Other current assets	57	9
Total current assets	390	372

Property and equipment, net of depreciation
Land, buildings and equipment	633	636

Note and Interest Receivable - related party
Note receivable	3,542	3,542
Interest receivable	-	44
Note and Interest Receivable - related party	3,542	3,586

Total assets	$4,565	$4,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

(dollars in thousands, except par value amount)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Liabilities and stockholders' equity

Current liabilities
Accounts payable (including $8 due to related parties in 2025 and 2024)	$20	$20
Accrued expenses	28	37
Total current liabilities	48	57

Stockholders' equity
Preferred stock, Series B, $10 par value; authorized 100,000 shares, 1 issued and outstanding at March 31, 2025 and December 31, 2024	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,131,934 shares at March 31, 2025 and December 31, 2024	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,114)	(59,094)

Total shareholders' equity	4,517	4,537

Total liabilities & equity	$4,565	$4,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(amounts in thousands, except per share data)

	Three Months ended March 31,
	2025	2024
Revenue
Rent	$26	$25
Management fees	12	11
Total Revenues	38	36

Operating Expenses
Operating expenses	12	13
Corporate general and administrative	89	78
Total Operating Expenses	101	91
Loss from operations	(63)	(55)

Other Income
Interest income ($39 and $53 from related parties in 2025 and 2024)	43	57
Total Other Income	43	57

Net income (loss) applicable to common shares	$(20)	$2

Net income (loss) per common share-basic and diluted	$(0.01)	$0.01

Weighted average common and equivalent shares outstanding - basic and diluted	5,132	5,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(amounts in thousands)

							Total
	Series B				Additional		Shareholders'
	Preferred stock		Common Stock		paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at December 31, 2024	1	$1	5,132	$51	$63,579	$(59,094)	$4,537
Net loss	-	-	-	-	-	(20)	(20)
Balance at March 31, 2025	1	$1	5,132	$51	$63,579	$(59,114)	$4,517

Balance at December 31, 2023	1	$1	5,132	$51	$63,579	$(59,076)	$4,555
Net Income	-	-	-	-	-	2	2
Balance at March 31, 2024	1	$1	5,132	$51	$63,579	$(59,074)	$4,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2025	2024

Cash flows from operating activities
Net income (loss)	$(20)	$2
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	3	3
Other current assets	(4)	(49)
Accounts payable and other liabilities	(9)	(8)
Net cash (used) in operating activities	(30)	(52)

Net (decrease) in cash and cash equivalents	(30)	(52)
Cash and cash equivalents at beginning of year	363	447

Cash and cash equivalents at end of period	$333	$395

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC., AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of New Concept Energy, Inc., and its majority-owned subsidiary (collectively, “NCE” or the “Company”). All significant intercompany transactions and accounts have been eliminated.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2024. Operating results for the three-month period ended March 31, 2025, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2025.

2. NATURE OF OPERATIONS

The Company owns approximately 190 acres of land located in Parkersburg, West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main industrial/office building contains approximately 24,800 square feet of which approximately 16,000 square feet is leased at a rate of $104,000 per annum over the term of the lease which expires October 1, 2029. For accounting purposes, this lease is classified as an operating lease.

In August 2020, the Company sold its oil and gas operations to a third party. On January 1, 2022, the Company entered into a Consulting Management Agreement with respect to such oil and gas operations whereby the Company would provide management, supervisory and administrative services for a fee of 10% of the gross revenue of such oil and gas operations. The agreement is effective January 1, 2022, and may be terminated by either party upon sixty days’ notice.

The Company is evaluating business opportunities to provide both additional income and cash flow.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We consider accounting policies related to our estimates of depreciation, amortization, leases, and revenue recognition for real estate operations, impairment, and sales of real estate as significant accounting policies. Our commercial property lease includes minimum rents and rental revenue is recognized on a straight-line basis over the term of the lease.

The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

4. RELATED PARTIES

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

Until August 31, 2024, the arrangement between the Company and Pillar has been on an informal basis. Effective September 1, 2024, the Company and Pillar have entered into a formal agreement whereby Pillar will provide certain management administrative and advisory services for an agreed upon fee. The fee for Pillar’s services from September thru December 2024 and the three months ended March 31, 2025, were $12,000 and $9,000.

5. CONCENTRATIONS

The Company maintains its cash balances at financial institutions that participate in the Federal Deposit Insurance Corporation’s Transaction Account Guarantee Program which insures depositors up to $250,000. At March 31, 2025, the Company has not experienced losses with respect to its bank balances in excess of government provided insurance. Management believes that no significant concentration of credit risk exists with respect to these cash balances at March 31, 2025.

6. NOTE RECEIVABLE

The Company has a Note Receivable from American Realty Investors, Inc. (a related party) in the amount of $3,542,000 at March 31, 2025. The note bears interest at the Secured Overnight Financing Rate (“SOFR”) at the end of each calendar quarter (4.32%) at March 31, 2025) and is due at September 30, 2027.

7. OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (in thousands):

Three Months Ended March 31, 2025	Current Operations	Corporate	Total

Operating revenue	$38	$-	$38

Operating expenses	9	89	98
Depreciation	3	-	3
Total Operating Expenses	12	89	101
Interest income	-	43	43
Segment operating income (loss)	$26	$(46)	$(20)

Three Months Ended March 31, 2024	Current Operations	Corporate	Total

Operating revenue	$36	$-	$36

Operating expenses	10	78	88
Depreciation	3	-	3
Total Operating Expenses	13	78	91
Interest income	-	57	57
Segment operating income (loss)	$23	$(21)	$2

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 14, 2025, the date the financial statements were available to be issued and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards. At March 31, 2025, the Company had a deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At March 31, 2025, the Company had current assets of $390,000 and current liabilities of $48,000.

Cash and cash equivalents at March 31,2025 were $333,000 as compared to $363,000 at December 31, 2024.

Results of Operations

Comparison of the three months ended March 31,2025 to the same period in 2024

The Company reported a net loss from continuing operations of ($20,000) for three months ended March 31, 2025, as compared to net income of $2,000 for the similar period in 2024.

For the three months ended March 31,2025 and 2024 the Company had revenue of $38,000 including $26,000 for rental income and $12,000 in management fees.

For the three months ended March 31, 2025, corporate general & administrative expenses were $89,000 as compared to $78,000 for the comparable period in 2024.

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

New Concept Energy, Inc.

Date: May 14, 2025	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer

