Form 10-Q
period 2025-06-30
New Concept Energy, Inc.
filed 2025-08-13
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2025

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

Yes: ☒   No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐    No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	5,131,934 shares
(Class)	(Outstanding at August 12, 2025)

1

NEW CONCEPT ENERGY, INC., AND SUBSIDIARY

Index to Quarterly Report on Form 10-Q

Period ended June 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$356	$363
Other current assets	47	9
Total current assets	403	372

Property and equipment, net of depreciation
Land, buildings and equipment	629	636

Note and interest receivable - related party
Note receivable	3,542	3,542
Interest receivable	-	44
Note and interest receivable - related party	3,542	3,586

Total assets	$4,574	$4,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

(amounts in thousands, except share and par value amount)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Liabilities and stockholders' equity

Current liabilities
Accounts payable	$27	$20
Accrued expenses	48	37
Total current liabilities	75	57

Stockholders' equity
Preferred stock, Series B, $10 par value; authorized 100,000 shares, 1 issued and outstanding at June 30, 2025 and December 31, 2024	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,131,934 shares at June 30, 2025 and December 31, 2024	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,132)	(59,094)

Total stockholders' equity	4,499	4,537

Total liabilities & stockholders' equity	$4,574	$4,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,

	2025	2024	2025	2024
Revenue
Rent	$26	$25	$52	$50
Management fee	14	12	26	23
Total revenues	40	37	78	73

Operating expenses
Operating expenses	15	12	27	25
Corporate general and administrative	85	78	174	156
Total operating expenses	100	90	201	181

Loss from operations	(60)	(53)	(123)	(108)

Other income
Interest income (from related parties)	42	56	85	113
Total other income	42	56	85	113

Net income (loss) applicable to common shares	$(18)	$3	$(38)	$5

Net income (loss) per common share-basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average common and equivalent shares outstanding - basic and diluted	5,132	5,132	5,132	5,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(amounts in thousands)

	Series B		Common Stock		Additional	Accum-
	Preferred stock				paid- in	ulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

For the three months ended June 30, 2025
Balance at March 31, 2025	1	$1	5,132	$51	$63,579	$(59,114)	4,517
Net loss		-		-	-	(18)	(18)
Balance at June 30, 2025	1	$1	5,132	$51	$63,579	$(59,132)	$4,499

For the three months ended June 30, 2024
Balance at March 31, 2024	1	$1	5,132	$51	$63,579	$(59,074)	$4,557
Net income		-		-	-	3	3
Balance at June 30, 2024	1	$1	5,132	$51	$63,579	$(59,071)	$4,560

For the six months ended June 30, 2025
Balance at December 31, 2024	1	$1	5,132	$51	$63,579	$(59,094)	4,537
Net loss		-		-	-	(38)	(38)
Balance at June 30, 2025	1	$1	5,132	$51	$63,579	$(59,132)	$4,499

For the six months ended June 30, 2024
Balance at December 31, 2023	1	$1	5,132	$51	$63,579	$(59,076)	$4,555
Net income		-		-	-	5	5
Balance at June 30, 2024	1	$1	5,132	$51	$63,579	$(59,071)	$4,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	For the Six Months Ended
	June 30,
	2025	2024

Cash flows from operating activities
Net income (loss)	$(38)	$5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	7	7
Changes in assets and liabilities:
Interest receivable	44	-
Other current assets	(38)	(28)
Accounts payable and other liabilities	18	(15)
Net cash used in operating activities	(7)	(31)

Net decrease in cash and cash equivalents	(7)	(31)
Cash and cash equivalents at beginning of year	363	447

Cash and cash equivalents at end of period	$356	$416

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC., AND SUBSIDIARY

Notes To Condensed Consolidated Financial Statements

1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of New Concept Energy, Inc., and its wholly owned subsidiary (collectively, “NCE” or the “Company”). All significant intercompany transactions and accounts have been eliminated.

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Operating results for the six-month period ended June 30, 2025, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2025.

2: NATURE OF OPERATIONS

The Company owns approximately 190 acres of land located in Parkersburg, West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main industrial/office building contains approximately 24,800 square feet of which approximately 16,000 square feet is leased at a rate of $104,000 per annum over the term of the lease which expires October 1, 2029. For accounting purposes this lease is classified as an operating lease.

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

3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification, (“ASC”) No. 740, “Accounting for Income Taxes”. ASC 740 requires an asset and liability approach to financial accounting for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities result in deferred tax assets, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided for a portion or all the deferred tax assets when there is uncertainty regarding the Company’s ability to recognize the benefits of the assets in future years. Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years. Since management could not determine the likelihood that the benefit of the deferred tax asset would be realized, no deferred tax asset was recognized by the Company.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of ASU 2023-09 on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement, ASU 2024-03, as clarified by ASU 2025-01, is effective for the fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of these statements on our consolidated financial statements.

4: RELATED PARTIES

Beginning in 2011 Pillar Income Asset Management (“Pillar”) became an advisor to the Company. Pillar is a wholly owned subsidiary of Realty Advisors, Inc. Mr. Bertcher serves as a director of Pillar. The Company has conducted business with Pillar whereby Pillar provides the Company with services including processing payroll, acquiring insurance, Information Technology, Cybersecurity, and other administrative matters. The Company believes that by purchasing these services through Pillar it can get lower costs and better service.

Until August 31, 2024, the arrangement between the Company and Pillar has been on an informal basis. Effective September 1, 2024, the Company and Pillar have entered into a formal agreement whereby Pillar will provide certain management administrative and advisory services for an agreed upon fee. The fee for Pillar’s services for the three and six months ended June 30, 2025, were $9,000 and $18,000, respectively.

5: CONCENTRATIONS

The Company maintains its cash balances at financial institutions that participate in the Federal Deposit Insurance Corporation’s Transaction Account Guarantee Program which insures depositors up to $250,000. At June 30, 2025, the Company has not experienced losses with respect to its bank balances in excess of government provided insurance. Management believes that no significant concentration of credit risk exists with respect to these cash balances at June 30, 2025.

6: NOTE RECEIVABLE

The Company has an unsecured Note Receivable from American Realty Investors, Inc. (a related party) in the amount of $3,542,000 at June 30, 2025. The note bears interest at the Secured Overnight Financing Rate (“SOFR”) at the end of each calendar quarter (4.45% at June 30, 2025) and is due at September 30, 2027.

7. OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (in thousands):

Three Months Ended June 30, 2025	Current Operations	Corporate	Total

Operating revenue	$40	$-	$40

Operating expenses	11	85	96
Depreciation	4	-	4
Total operating expenses	15	85	100
Interest income	-	42	42
Segment operating income (loss)	$25	$(43)	$(18)

Three Months Ended June 30, 2024	Current Operations	Corporate	Total

Operating revenue	$37	$-	$37

Operating expenses	9	78	87
Depreciation	3	-	3
Total operating expenses	12	78	90
Interest income	-	56	56
Segment operating income (loss)	$25	$(22)	$3

Six Months Ended June 30, 2025	Current Operations	Corporate	Total

Operating revenue	$78	$-	$78

Operating expenses	20	174	194
Depreciation	7	-	7
Total operating expenses	27	174	201
Interest income	-	85	85
Segment operating income (loss)	$51	$(89)	$(38)

Six Months Ended June 30, 2024	Current Operations	Corporate	Total

Operating revenue	$73	$-	$73

Operating expenses	19	156	175
Depreciation	6	-	6
Total operating expenses	25	156	181
Interest income	-	113	113
Segment operating income (loss)	$48	$(43)	$5

8: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 12, 2025, the date the financial statements were filed, and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards. At June 30, 2025, the Company had a deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At June 30, 2025, the Company had current assets of $403,000 and current liabilities of $75,000.

Cash and cash equivalents at June 30, 2025, were $356,000 as compared to $363,000 at December 31, 2024.

Results of Operations

Comparison of the three months ended June 30, 2025 to the same period in 2024

The Company reported a net loss from continuing operations of ($18,000) for the three months ended June 30, 2025, as compared to net income of $3,000 for the similar period in 2024.

For the three months ended June 30, 2025 the Company had revenue of $40,000 including $26,000 for rental income and $14,000 in management fees. For the three months ended June 30, 2024 the Company had revenue of $37,000 including $25,000 for rental income and $12,000 in management fees.

For the three months ended June 30, 2025, corporate general & administrative expenses were $85,000 as compared to

$78,000 for the comparable period in 2024.

For the three months ended June 30, 2025, interest income was $42,000 as compared to $56,000 for the comparable period in 2024.

Comparison of the six months ended June 30, 2025 to the same period in 2024

The Company reported a net loss from continuing operations of ($38,000) for the six months ended June 30, 2025, as compared to net income of $5,000 for the similar period in 2024.

For the six months ended June 30, 2025 the Company had revenue of $78,000 including $52,000 for rental income and $26,000 in management fees. For the six months ended June 30, 2024 the Company had revenue of $73,000 including $50,000 for rental income and $23,000 in management fees.

For the six months ended June 30, 2025, corporate general & administrative expenses were $174,000 as compared to

$156,000 for the comparable period in 2024.

For the six months ended June 30, 2025, interest income was $85,000 as compared to $113,000 for the comparable period in 2024.

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

Environmental Matters

The Company has conducted environmental assessments on most of its existing owned or leased properties. These assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company’s business, assets, or results of operations. The Company is not aware of any such environmental liability. The Company believes that all of its properties are in compliance in all material respects with all federal, state, and local laws, ordinances, and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority and is not otherwise aware of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its communities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company has extinguished all its outstanding debt; therefore, the Company has minimal risk from exposure to changes in interest rates.

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

New Concept Energy, Inc.

Date: August 12, 2025	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer

