Form 10-Q
period 2025-09-30
New Concept Energy, Inc.
filed 2025-11-12
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Common Stock, $.01 par value	5,131,934 shares
(Class)	(Outstanding at November 11 , 2025)

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

Index to Quarterly Report on Form 10-Q

Period ended September 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$307	$363
Other current assets	27	9
Total current assets	334	372

Property and equipment, net of depreciation
Land, buildings and equipment	626	636

Note and interest receivable - related party
Note receivable	3,542	3,542
Interest receivable	40	44
Note and interest receivable - related party	3,582	3,586

Total assets	$4,542	$4,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

(amounts in thousands, except share and par value amount)

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Liabilities and stockholders' equity

Current liabilities
Accounts payable	$27	$20
Accrued expenses	36	37
Total current liabilities	63	57

Stockholders' equity
Preferred stock, Series B, $10 par value; authorized 100,000 shares, 1 issued and outstanding at September 30, 2025 and December 31, 2024	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,131,934 shares at September 30, 2025 and December 31, 2024	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,152)	(59,094)
Total stockholders' equity	4,479	4,537

Total liabilities & stockholders' equity	$4,542	$4,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,

	2025	2024	2025	2024
Revenue
Rent	$26	$26	$78	$76
Management Fee	13	11	39	34
Total Revenues	39	37	117	110

Operating Expenses
Operating Expenses	14	14	41	39
Corporate general and administrative	88	79	262	235
Total Operating Expenses	102	93	303	274

Loss from operations	(63)	(56)	(186)	(164)

Other Income
Interest income from related parties	40	50	117	160
Interest income from a third party	3	2	11	5
Total Other Income	43	52	128	165

Net income (loss) applicable to common shares	$(20)	$(4)	$(58)	$1

Net income (loss) per common share-basic and diluted	$(0.01)	$(0.01)	$(0.01)	$0.01

Weighted average common and equivalent shares outstanding - basic and diluted	5,132	5,132	5,132	5,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(amounts in thousands)

	Series B		Common Stock		Additional	Accum-
	Preferred stock				Paid-in	ulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

For the three months ended September 30, 2025
Balance at June 30, 2025	1	$1	5,132	$51	$63,579	$(59,132)	$4,499
Net loss	-	-	-	-	-	(20)	(20)
Balance at September 30, 2025	1	$1	5,132	$51	$63,579	$(59,152)	$4,479

For the three months ended September 30, 2024
Balance at June 30, 2024	1	$1	5,132	$51	$63,579	$(59,071)	$4,560
Net loss	-	-	-	-	-	(4)	(4)
Balance at September 30, 2024	1	$1	5,132	$51	$63,579	$(59,075)	$4,556

For the nine months ended September 30, 2025
Balance at December 31, 2024	1	$1	5,132	$51	$63,579	$(59,094)	$4,537
Net loss	-	-	-	-	-	(58)	(58)
Balance at September 30, 2025	1	$1	5,132	$51	$63,579	$(59,152)	$4,479

For the nine months ended September 30, 2024
Balance at December 31, 2023	1	$1	5,132	$51	$63,579	$(59,076)	$4,555
Net Income	-	-	-	-	-	1	1
Balance at September 30, 2024	1	$1	5,132	$51	$63,579	$(59,075)	$4,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	For the Nine Months Ended
	September 30,
	2025	2024

Cash flows from operating activities
Net Income (loss)	$(58)	$1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	10	10
Changes in assets and liabilities:
Interest receivable	4	-
Other current assets	(18)	(14)
Accounts payable and other liabilities	6	(14)
Net cash provided by (used in) operating activities	(56)	(17)

Net increase (decrease) in cash and cash equivalents	(56)	(17)
Cash and cash equivalents at beginning of year	363	447

Cash and cash equivalents at end of period	$307	$430

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

Notes To Condensed Consolidated Financial Statements

(unaudited)

1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of New Concept Energy, Inc. and its majority-owned subsidiaries (collectively, “NCE” or the “Company”). All significant intercompany transactions and accounts have been eliminated.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

The Company is evaluating business opportunities to provide both additional income and cash flow.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Operating results for the three and nine month periods ended September 30, 2025 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2025.

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

Until August 31, 2024, the arrangement between the Company and Pillar has been on an informal basis. Effective September 1, 2024, the Company and Pillar have entered into a formal agreement whereby Pillar will provide certain management administrative and advisory services for an agreed upon fee. The fee for Pillar’s services for the three and nine months ended September 30, 2025 were $9,000 and $27,000, respectively.

5: CONCENTRATIONS

The Company maintains its cash balances at financial institutions that participate in the Federal Deposit Insurance Corporation’s Transaction Account Guarantee Program which insures depositors up to $250,000. At September 30, 2025, the Company has not experienced losses with respect to its bank balances in excess of government provided insurance. Management believes that no significant concentration of credit risk exists with respect to these cash balances at September 30, 2025.

6: NOTE RECEIVABLE

The Company has an unsecured Note Receivable from American Realty Investors, Inc. (a related party) in the amount of $3,542,000 at September 30, 2025. The note bears interest at the Secured Overnight Financing Rate (“SOFR”) at the end of each calendar quarter (4.24% at September 30, 2025) and is due at September 30, 2027.

7: OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (in thousands):

Three Months Ended September 30, 2025	Current Operations	Corporate	Total

Operating revenue	$39	$-	$39

Operating expenses	11	88	99
Depreciation	3	-	3
Total operating expenses	14	88	102
Interest income	-	43	43
Segment operating income (loss)	$25	$(45)	$(20)

Three Months Ended September 30, 2024	Current Operations	Corporate	Total

Operating revenue	$37	$-	$37

Operating expenses	11	79	90
Depreciation	3	-	3
Total operating expenses	14	79	93
Interest income	-	52	52
Segment operating income (loss)	$23	$(27)	$(4)

Nine Months Ended September 30, 2025	Current Operations	Corporate	Total

Operating revenue	$117	$-	$117

Operating expenses	31	262	293
Depreciation	10	-	10
Total operating expenses	41	262	303
Interest income	-	128	128
Segment operating income (loss)	$76	$(134)	$(58)

Nine Months Ended June 30, 2024	Current Operations	Corporate	Total

Operating revenue	$110	$-	$110

Operating expenses	29	235	264
Depreciation	10	-	10
Total operating expenses	39	235	274
Interest income	-	165	165
Segment operating income (loss)	$71	$(70)	$1

8: INCOME TAXES

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

At September 30, 2025, the Company had net operating loss carry forwards of approximately $6.5 million of which $4.8 million, expires between 2025 and 2036 and $1.7 million that do not expire.

The Company has no assurance as to if and when the benefit of NOL carryforwards will be realized, therefore, a full valuation allowance on the related deferred tax assets has been recorded.

Forms 1120, U.S, Corporation Income Tax Returns are subject to examination, by the IRS, generally for three years after they are filed.

9: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 11, 2025, the date the financial statements were available to be issued and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards. At September 30, 2025, the Company had a deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At September 30, 2025, the Company had current assets of $334,000 and current liabilities of $63,000.

Cash and cash equivalents at September 30, 2025 were $307,000, as compared to $363,000 at December 31, 2024.

Results of Operations

Comparison of the three months ended September 30, 2025 to the same period in 2024

The Company reported a net loss of $20,000 for the three months ended September 30, 2025, as compared to a net loss of $4,000 for the similar period in 2024.

For the three months ended September 30, 2025 the Company had revenue of $39,000 including $26,000 for rental revenue and $13,000 for management fees as compared to revenue of $37,000 including $26,000 for rental revenue and $11,000 for management fees for the comparative period in 2024.

For the three months ended September 30, 2025, corporate general & administrative expenses were $88,000 as compared to $79,000 for the comparable period in 2024.

For the three months ended September 30, 2025 interest income was $43,000 as compared to $52,000 for the comparable period in 2024. The reduction in interest was do to lower interest rates.

Comparison of the nine months ended September 30, 2025 to the same period in 2024

The Company reported a net loss of $58,000 for nine months ended September 30, 2024, as compared to net income of $1,000 for the similar period in 2024.

For the nine months ended September 30, 2025 the Company had revenue of $117,000 including $78,000 for rental revenue and $39,000 for management fees as compared to revenue of $110,000 including $76,000 for rental revenue and $34,000 for management fees for the comparative period in 2024.

For the nine months ended September 30, 2025, corporate general & administrative expenses were $262,000 as compared to $235,000 for the comparable period in 2024.

For the nine months ended September 30, 2025 interest income was $128,000 as compared to $165,000 for the comparable period in 2024. The reduction in interest was do to lower interest rates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company has extinguished all its outstanding debt therefore; the Company has minimal risk from exposure to changes in interest rates.

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

New Concept Energy, Inc.

Date: November 11, 2025	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer

