Form 10-K
period 2025-12-31
New Concept Energy, Inc.
filed 2026-03-31
CIK 105744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2025

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

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the NYSE American as of June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $5,347,085 based upon a total of 4,731,934 shares held as of June 30, 2025 by persons believed to be non-affiliates of the Registrant.  The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 31, 2026, there were 5,131,934 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

2

NEW CONCEPT ENERGY, INC.

Index to Annual Report on Form 10-K

Fiscal year ended December 31, 2025

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

Real Estate Operations

The Company owns approximately 190 acres of land located in Parkersburg, West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main industrial / office building contains approximately 24,800 square feet of which as of December 31, 2025 approximately 16,000 square feet is leased for $103,000 per annum.

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

Business Strategy

The Company is a Nevada corporation.

The Company intends to continue to operate and or sell its West Virginia property. The Company provides advisory and management services to an independent West Virginia oil and gas company The Company seeks to establish or acquire new business operations.

Insurance

The Company currently maintains property and liability insurance intended to cover claims for its real estate and corporate operations.

Employees

At December 31, 2025, the Company employed 2 people with the remainder of the work contracted to third parties. The Company believes it maintains good relationships with its employees. None of the Company’s employees are represented by a collective bargaining group.

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

	2025		2024

	High	Low	High	Low
First Quarter	$1.37	$0.73	$1.08	$1.00
Second Quarter	$1.75	$0.68	$1.70	$1.08
Third Quarter	$1.21	$0.84	$1.78	$1.43
Fourth Quarter	$1.05	$0.75	$1.30	$1.24

On March 23, 2026, the closing price of the Company’s Common Stock was $0.94 per share. The Company’s Common Stock was held by approximately 3,500 stockholders.

Dividends

The Company paid no dividends on its common stock in 2025 or 2024. The Company has not paid cash dividends on its Common stock during at least the last ten fiscal years and it has been the policy of the Board of Directors of the Company to retain all earnings to pay down debt and finance future expansion and development of its businesses. The payment of dividends, if any, will be determined by the Board of Directors in the future in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Purchases of Equity Securities

The Board of Directors has not authorized the repurchase of any shares of its Common Stock under any share repurchase program. However, from time to time in the past, the Company has purchased from stockholders less than 100 shares on the request of such persons to save the cost of commissions. No such purchases were made in 2025 or 2024.

Item 6. Selected Financial Data

Optional and not included.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

The Company’s operations during 2025 include both leasing its office building located in Parkersburg West Virginia and managing the oil and gas operations it sold in August 2020 to a third party. A significant source of cash and income was the interest it receives from notes receivables.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards. At December 31, 2025, the Company had a deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At December 31,2025 and 2024, the Company had current assets of $396,000 and $372,000 and current liabilities of $69,000 and $57,000, respectively.

Cash and cash equivalents totaled $383,000 at December 31,2025 and $363,000 at December 31, 2024. New Concept’s principal sources of cash was rent from the tenant occupying part of its building in West Virginia, management fees and interest from its notes receivable.

Results of Operations

Fiscal 2025 as compared to 2024

Revenues: Revenues from rent for the leased property was $103,000 and $101,000 in 2025 and 2024. Revenues from managing the oil and gas operations for a third party was $52,000 and $45,000 in 2025 and 2024. The management agreement has the Company receiving a management fee of 10% of oil and gas revenue. The increase in management fees is due to an increase in revenue due to an increase in oil and gas sales.

Operating Expenses: Operating expenses for the real estate property was $56,000 in 2025 and $48,000 in 2024. General and administrative expenses were $364,000 in 2025 and $335,000 in 2024.

Interest Income: Interest Income was $169,000 in 2025 and $213,000 in 2024. The reduction in interest was due to lower interest rates

Item 7a:  Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2025 the Company has no outstanding long term debt, therefore, the Company has no risk from exposure to changes in interest rates.

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

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework -2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The Board of Directors manages the affairs of the Company. The directors are elected at the Annual Meeting of Stockholders or appointed by the incumbent Board and serve until the next Annual Meeting of Stockholders, until a successor has been elected or approved, or until earlier resignation, removal or death.

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

New Concept Energy, Inc.

Attn: Investor Relations

1603 LBJ Freeway, Suite 800

Dallas, Texas 75234

972-407-8400 (Telephone)

The Audit Committee of the Board of Directors is an “audit committee” for the purposes of Section 3(a) (58) of the Exchange Act. The members of that Committee are Robert C. Canham, II (Chairman), Dan Locklear, and Richard W. Humphrey. Mr. Locklear qualified as an “audit committee financial expert” within the meaning of SEC regulations and the Board has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the NYSE American. All of the members of the Audit Committee meet the independence and experience requirements of the listing standards of the NYSE American.

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

Robert C. Canham, II age 77, (Independent) Director since October 2024

Mr. Canham who is based in Greensboro, North Carolina is and has been for more than the past twenty years, the President and part owner of Sunchase American, LTD., a Regional Apartment Management Company with properties under management primarily concentrated in the Southeastern U.S., including Arkansas, Florida, Texas and surrounding states and areas.

Gene S. Bertcher, age 77, (Affiliated) Director from November 1989 to September 1996 and since June 1999

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

Dan Locklear, age 72, (Independent) Director since December 2003

Mr. Locklear has been Chief Financial Officer of Sunridge Management Group, a real estate management company, for more than five years. Johnstown Management Company, Inc. and Trammel Crow Company formerly employed Mr. Locklear. Mr. Locklear has been a certified public accountant since 1981 and a licensed real estate broker in the State of Texas since 1978.

Richard W. Humphrey, age 78, (Independent ) Director since October 2020

Mr. Humphrey received from Southern Methodist University Cox School of Business both a Bachelor of Business Administration and Master of Business Administration degree with emphasis in real estate. From 1976 to 1979, he was also a part-time faculty member at Southern Methodist University Cox School of Business in Dallas, teaching real estate classes in undergraduate and graduate school.

Cecilia Maynard, age 73, (Independent) Director since January 2019

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

Board Committees

For 2025, no incumbent director attended fewer than 75% of the aggregate total number of meetings held by the Board during the period for which he or she had been a director, and (ii) the total number of meetings held by all Committees of the Board on which he or she served during the period that he or she served.

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

Item 11. Executive Compensation

The following tables set forth the compensation in all categories paid by the Company for services rendered during the fiscal years ended December 31, 2025 and 2024 by the Chief Executive Officer of the Company and to the other executive officers and Directors of the Company whose total annual salary in 2025 exceeded $50,000.

SUMMARY COMPENSATION TABLE

Change in
Pension
						Non-	Value and
Name						Equity	Nonqualified
and						Incentive	Deferred	All
Principal				Stock	Option	Plan	Compensation	Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total

Gene S. Bertcher (1)	2025	$60,000							$60,000
Chairman, President & Chief Financial Officer	2024	$60,000							$60,000

(1)	The salary in the above table represents Mr. Bertcher’s compensation paid by the Company; he also receives additional compensation for services to other entities which are related to the Company.

GRANTS OF PLAN-BASED AWARDS

None

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None

OPTION EXERCISES AND STOCK VESTED

None

PENSION BENEFITS

None

NONQUALIFIED DEFERRED COMPENSATION

None

DIRECTOR COMPENSATION

Name	Fees Earned Or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Gene S. Bertcher	$—						$—
Robert C Canham	$10,500						$10,500
Dan Locklear	$10,500						$10,500
Richard W. Humphrey	$10,500						$10,500
Cecilia Maynard	$10,500						$10,500

MANAGEMENT AND CERTAIN SECURITY HOLDERS

None

Compensation of Directors

The Company pays each non-employee director a fee of $2,500 per year, plus a meeting fee of $2,000 for each board meeting attended. Employee directors serve without compensation.

Item 12. Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock as of the close of business on March 23, 2026.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percent of Class *
Realty Advisors, Inc.	400,000 shares	7.79%

•	based on 5,131,934 shares outstanding on March 23, 2026.

Security Ownership of Management

The following table sets forth the ownership of the Company’s Common Stock, both beneficially and of record, both individually and in the aggregate for the directors and executive officers of the Company, as of the close of business on March 23, 2026.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
Gene S. Bertcher	-	0%
Dan Locklear	-	0%
Richard Humphrey	-	0%
Robert C. Canham	-	0%
Cecilia Maynard	-	0%
All directors and executive officers as a group (5 people)	-	0%

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Company for the years 2025 and 2024 by the Company’s principal accounting firm.

Type of Fees	2025	2024
Total Fees	$62,000	$48,000

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

Your Vision Our Focus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

New Concept Energy, Inc. & Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Concept Energy, Inc. and Subsidiary (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2024.

Dallas, Texas

March 31, 2026

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	December 31,
	2025	2024
Assets

Current assets
Cash and cash equivalents	$383	$363
Other current assets	13	9
Total current assets	396	372

Property and equipment, net
Land, buildings and equipment	622	636

Note and interest receivable
Note receivable	3,542	3,542
Interest receivable	-	44
Note Receivable - related party	3,542	3,586

Total assets	$4,560	$4,594

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS - CONTINUED

(amounts in thousands, except share amounts)

	December 31,
	2025	2024
Liabilities and stockholders' equity

Current liabilities
Accounts payable - trade (including $6 in 2025 and $7 in 2024 due to Pillar)	$26	$20
Accrued expenses	43	37
Total current liabilities	69	57

Stockholders' equity
Series B convertible preferred stock, $10 par value, authorized 100,000 shares, issued and outstanding one share Common stock,	1	1
$.01 par value; authorized 100,000,000 shares; issued and outstanding, 5,131,934 shares at December 31, 2025 and 2024	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,140)	(59,094)
Total stockholdrs' equity	4,491	4,537

Total liabilities & stockholders' equity	$4,560	$4,594

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended December 31,
	2025	2024
Revenue
Rent	$103	$101
Management fee	52	45
Total Revenues	155	146

Operatingf expenses
Operating expenses	56	48
Corporate general and administrative	364	335
Total operating expenses	420	383

Loss from operations	(265)	(237)

Other income
Interest income	169	213
Other income	50	6
Total other income	219	219

Net loss applicable to common shares	$(46)	$(18)

Net loss per common share-basic and diluted	$(0.01)	$(0.01)

Weighted average common and equivalent shares outstanding - basic and diluted	5,132	5,132

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Series B		Common Stock		Additional paid -	Accumulated
	Preferred stock				in capital	deficit	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2023	1	$1	5,132	$51	$63,579	$(59,076)	$4,555
Net loss	-	-	-	-	-	(18)	(18)
Balance at December 31, 2024	1	1	5,132	51	63,579	(59,094)	4,537
Net Loss	-	-	-	-	-	(46)	(46)
Balance at December 31, 2025	1	$1	5,132	$51	$63,579	$(59,094)	$4,491

The accompanying notes are an integral part of these consolidated financial statements.

NEW CONCEPT ENERGY, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2025	2024

Cash flows from operating activities
Net loss	$(46)	$(18)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	14	13
Other current assets	40	3
Accounts payable and other liabilities	12	(62)
Net cash provided by (used in) operating activities	20	(64)

Cash flows from investing activities
Fixed asset addition	-	(20)
Net cash used in investing activities	-	(20)

Net increase (decrease) in cash and cash equivalents	20	(84)
Cash and cash equivalents at beginning of year	363	447

Cash and cash equivalents at end of year	$383	$363

The accompanying notes are an integral part of these consolidated financial statements.

New Concept Energy Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1: BASIS OF PRESENTATION

The Company owns approximately 190 acres of land located in Parkersburg, West Virginia. Located on the land are four structures totaling approximately 53,000 square feet. Of this total area the main industrial / office building contains approximately 24,800 square feet of which as of December 31, 2025 approximately 16,000 square feet is leased for $103,000 per annum.

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

The Company’s ability to meet current cash obligations relies on cash received from operations and the collection of notes receivable, including a $3.5 million dollar note receivable.

2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Depreciation expense, which is included in operating expenses, was $14,000 for 2025 and $13,000 for 2024, respectively.

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

Cash Equivalents

The Company considers all short-term deposits and money market investments with a maturity of less than three months to be cash equivalents. As of December 31, 2025, the Company had no cash equivalents.

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

Accounting Pronouncements Issued but not yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) were issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for the Company’s December 31, 2025 financial statements. The amendments will be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

3: RELATED PARTIES

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

Until August 31, 2024 the arrangement between the Company and Pillar for services and fees, has been on an informal basis. Effective September 1, 2024 the Company and Pillar have entered into a formal agreement whereby Pillar will provide certain management administrative and advisory services for an agreed upon fee. The fee for Pillar’s services for the year ended December 31, 2025 was $36,000.

4: NOTE RECEIVABLE

Note Receivable is comprised of the following at December 31, (in thousands):

	2025	2024

American Realty Investors, Inc. receivable upon maturity at September 30, 2027	$3,542	$3,542

The note is unsecured and bears interest at the Secured Overnight Financing rate at the end of each calander quarter (3.87% at December 31, 2025).

5: PROPERTY AND EQUIPMENT

Land, building and furniture, fixtures and equipment are recorded at cost incurred to acquire the assets. At December 31, 2025 and 2024, fixed assets are as follows (in thousands):

	2025	2024

Land and improvements	$432	$432
Buildings and improvements	372	372
Total fixed assets	804	804
Less: Accumulated depreciation	(182)	(168)
Property and equipment, net	$622	$636

6: INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Deferred tax assets are recognized to the extent that it is considered more likely than not that they will be realized. In assessing the realizability of deferred tax assets, the Company considers all available positive and negative evidence, including the scheduling of reversal of deferred tax liabilities, projected future taxable income, recent operating results, and tax planning strategies. If it is determined that deferred tax assets can be realized in the future in excess of their net recorded amount, the valuation allowance would be adjusted, and the provision for income taxes would be reduced in the period such determination is made.

Income tax expense

The components of income tax expense (benefit) for the years ended December 31, 2025 and 2024 were as follows (amounts in thousands):

	2025	2024
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-

Total income tax expense (benefit)	$-	$-

The Company incurred net losses of $46 and $18 for the years ended December 31, 2025 and 2024, respectively. No income tax expense or benefit has been recorded for either period, primarily as a result of the Company’s net operating loss carryforwards and the full valuation allowance recorded against its deferred tax assets.

Rate reconciliation
A reconciliation between income taxes computed at the U.S. federal statutory corporate income tax rate and the Company’s effective income tax rate for the years ended December 31, 2025 and 2024 is summarized as follows:

(In thousands)	2025	%	2024	%

Pretax book income (loss)	$(46)		$(18)
Expected income tax (recovery) at statutory tax rates	(10)	21	(4)	21
Adjustment to deferred tax assets	148	-322	105	-582
Change in valuation allowance	(138)	301	(101)	561
Total Income tax expense (recovery)/ETR	$-	-	$-	-

For both 2025 and 2024, the Company’s effective income tax rate was 0%, as the expected federal tax benefit of pre-tax losses was fully offset by increases in the valuation allowance on deferred tax assets.

Deferred taxes

Deferred tax assets and liabilities are comprised primarily of the tax effects of net operating loss carryforwards. As of December 31, 2025 and 2024, the components of the Company’s deferred tax assets and valuation allowance were as follows (amounts in thousands):

	2025	2024
Deferred tax asset:
Net operating loss carryforwards	$1,224	$1,362
Gross deferred tax asset	1,224	1,362
Less: valuation allowance	(1,224)	(1,362)
Net deferred tax asset	$-	$-

The Company has recorded a full valuation allowance against its net deferred tax assets because, based on its evaluation of all available evidence, including a history of recent losses, it is not considered more likely than not that the deferred tax assets will be realized.

As of December 31, 2025 and 2024, the Company had federal net operating loss carryforwards of $6,525,544 and $6,465,544, respectively. A portion of these net operating loss carryforwards, totaling approximately $4.8 million at December 31, 2025, will expire at various dates from 2025 through 2036. The remaining approximately $1.7 million of federal net operating loss carryforwards may be carried forward indefinitely. Utilization of the Company’s net operating loss carryforwards may be subject to annual limitations under Internal Revenue Code Section 382 and similar state provisions in the event of certain changes in ownership of the Company.

Due to the Company’s recent operating results and uncertainty regarding the timing and amount of future taxable income, the Company has not recognized any benefit from these net operating loss carryforwards and has recorded a full valuation allowance against the related deferred tax assets.

The Company files U.S. federal income tax returns and applicable state income tax returns. The Company’s U.S. federal income tax returns for the years ended December 31, 2025 and 2024 remain subject to examination by the Internal Revenue Service, generally for three years from the date the returns are filed. State jurisdictions remain open to examination for periods consistent with the applicable statutes of limitations in those jurisdictions.

7: STOCKHOLDERS’ EQUITY

Outstanding Preferred Stock

Preferred stock consists of the following (amounts in thousands):

	December 31,
	2025	2024
Series B convertible preferred stock, $10 par value, liquidation value of $100, authorized 100 shares, issued and outstanding one share	1	1

The Series B preferred stock has a liquidation value of $100 per share. The right to convert expired April 30, 2003. Noncumulative dividends at the rate of 6% are payable in cash or preferred shares at the option of the Company.

8: CASH CONCENTRATIONS

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

9: OTHER INCOME

The Company collected $50,000 for a note receivable that had been written off in prior years

10: OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (in thousands):

Year ended December 31, 2025	Current Operations	Corporate	Total

Operating revenue	$155	$-	$155

Operating expenses	42	364	$406
Depreciation	14	-	$14
Total operating expenses	56	364	$420
Interest income	-	169	$169
Other income		50	$50
Segment operating income (loss)	$99	$(145)	$(46)

Year ended December 31, 2024	Current Operations	Corporate	Total

Operating revenue	$146	$-	$146

Operating expenses	35	335	370
Depreciation	13	-	13
Total operating expenses	48	335	383
Interest income	-	213	213
Other income	6	-	6
Segment operating income (loss)	$104	$(122)	$(18)

11: QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2025 and 2024. Amounts shown are in thousands except per share amounts.

	First	Second	Third	Fourth
Year ended December 31, 2025	Quarter	Quarter	Quarter	Quarter

Revenue	$38	$40	$39	$38
Operating expense	(12)	(15)	(14)	(15)
Corporate general and administrative expense	(89)	(85)	(88)	(102)
Interest income	43	42	43	41
Other income	-	-	-	50
Income (loss) allocable to common shareholders	(20)	(18)	(20)	12
Income (loss) per common share – basic and diluted	($0.01)	($0.01)	($0.01)	$0.01

	First	Second	Third	Fourth
Year ended December 31, 2024	Quarter	Quarter	Quarter	Quarter

Revenue	$36	$37	$37	$36
Operating expense	(13)	(12)	(14)	(9)
Corporate general and administrative expense	(78)	(78)	(79)	(100)
Interest income	57	56	52	48
Other income	-	-	-	6
Income (loss) allocable to common shareholders	2	3	(4)	(19)
Income (loss) per common share – basic and diluted	$0.01	$0.01	$0.01	$0.01

The following documents are filed as exhibits (or are incorporated by reference as indicated) into this Report:

Exhibit Designation	Exhibit Description
3.1	Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-4 Registration Statement No. 333-55968 dated December 21, 1992)
3.2	Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit 3.5 to Registrant’s Form 8-K dated April 1, 1993)
3.3	Restated Articles of Incorporation of Greenbriar Corporation (incorporated by reference to Exhibit 3.1.1 to Registrant’s Form 10-K dated December 31, 1995)
3.4	Amendment to the Articles of Incorporation of Medical Resource Companies of America (incorporated by reference to Exhibit to Registrant’s PRES 14-C dated February 27, 1996)
3.5	Certificate of Decrease in Authorized and Issued Shares effective November 30, 2001 (incorporated by reference to Exhibit 2.1.7 to Registrant’s Form 10-K dated December 31, 2002)
3.6	Certificate of Designations, Preferences and Rights of Preferred Stock dated May 7, 1993 relating to Registrant’s Series B Preferred Stock (incorporated by reference to Exhibit 4.1.2 to Registrant’s Form S-3 Registration Statement No. 333-64840 dated June 22, 1993)
3.7	Certificate of Voting Powers, Designations, Preferences and Rights of Registrant’s Series F Senior Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.2 of Registrant’s Form 10-KSB for the fiscal year ended December 31, 1997)
3.8	Certificate of Voting Powers, Designations, Preferences and Rights of Registrant’s Series G Senior Non-Voting Convertible Preferred Stock dated December 31, 1997 (incorporated by reference to Exhibit 2.2.3 of Registrant’s Form 10-KSB for the fiscal year ended December 31, 1997)
3.9	Certificate of Designations dated October 12, 2004 as filed with the Secretary of State of Nevada on October 13, 2004 (incorporated by reference to Exhibit 3.4 of Registrant’s Current Report on Form 8-K for event occurring October 12, 2004)
3.10	Certificate of Amendment to Articles of Incorporation effective February 8, 2005 (incorporated by reference to Exhibit 3.5 of Registrant’s Current Report on Form 8-K for event occurring February 8, 2005)
3.11	Certificate of Amendment to Articles of Incorporation effective March 21, 2007 (incorporated by reference to Exhibit 3.13 of Registrant’s Current Report on Form 8-K for event occurring March 21, 2005)
3.12	Amended and restated bylaws of New Concept Energy, Inc. dated November 18, 2008.
14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
19	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer and Chief Financial Officer
32.1*	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CONCEPT ENERGY, INC.

March 31, 2026	by:	/s/ Gene S. Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene S. Bertcher Gene S. Bertcher	Chairman, President, Principal Executive Officer, Chief Financial Officer and Director	March 31, 2026
/s/ Richard W Humphrey Richard W Humphrey	Director	March 31, 2026
/s/ Dan Locklear Dan Locklear	Director	March 31, 2026
/s/ Robert C. Canham Robert C. Canham	Director	March 31, 2026
/s/ Cecilia Maynard Cecilia Maynard	Director	March 31, 2026

