Form 10-Q
period 2026-03-31
New Concept Energy, Inc.
filed 2026-05-07
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	5,131,934 shares
(Class)	(Outstanding at May 6, 2026)

1

NEW CONCEPT ENERGY, INC., AND SUBSIDIARY

Index to Quarterly Report on Form 10-Q

Period ended March 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$318	$383
Other current assets	62	13
Total current assets	380	396

Property and equipment, net of depreciation
Land, buildings and equipment	619	622

Note and interest receivable - related party
Note receivable	3,542	3,542
Interest receivable	-	-
Note and interest receivable - related party	3,542	3,542

Total assets	$4,541	$4,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

(dollars in thousands, except per share value amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Liabilities and stockholders' equity

Current liabilities
Accounts payable (including $8 due to related parties in 2026 and 2025)	$25	$26
Accrued expenses	39	43
Total current liabilities	64	69

Stockholders' equity
Preferred stock, Series B, $10 par value; authorized 100,000 shares, 1 issued and outstanding at March 31, 2026 and December 31, 2025	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,131,934 shares at March 31, 2026 and December 31, 2025	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,154)	(59,140)
Total stockholders' equity	4,477	4,491

Total liabilities and stockholders' equity	$4,541	$4,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Three Months ended March 31,

	2026	2025
	(Unaudited)	(Unaudited)

Revenue
Rent	$26	$26
Management fees	13	12
Total Revenues	39	38

Operating Expenses
Operating expenses	13	12
Corporate general and administrative	77	89
Total Operating Expenses	90	101

Loss from operations	(51)	(63)

Other Income
Interest income ($34 and $39 from related parties in 2026 and 2025)	37	43
Total Other Income	37	43

Net income (loss) applicable to common shares	$(14)	$(20)

Net income (loss) per common share-basic and diluted	$(0.01)	$(0.01)

Weighted average common and equivalent shares outstanding - basic and diluted	5,132	5,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(Dollar amounts in thousands)

	Series B				Additional paid -	Accumulated
	Preferred stock		Common Stock		in capital	deficit	Total
	Shares	Amount	Shares	Amount

For the three months ended March 31, 2026
Balance at December 31, 2025	1	$1	5,131,934	$51	$63,579	$(59,140)	$4,491
Net loss		-		-	-	(14)	(14)
Balance at March 31, 2026	1	$1	5,131,934	$51	$63,579	$(59,154)	$4,477

For the three months ended March 31, 2025
Balance at December 31, 2024	1	$1	5,131,934	$51	$63,579	$(59,094)	$4,537
Net loss		-		-	-	(20)	(20)
Balance at March 31, 2025	1	$1	5,131,934	$51	$63,579	$(59,114)	$4,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2026	2025

Cash flows from operating activities
Net income (loss)	$(14)	$(20)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cash paid for interest
Depreciation, depletion and amortization	3	3
Changes in assets and liabilities:
Other current assets	(49)	(4)
Accounts payable and other liabilities	(5)	(9)
Net cash (used) in operating activities	(65)	(30)

Net (decrease) in cash and cash equivalents	(65)	(30)
Cash and cash equivalents at beginning of year	383	363

Cash and cash equivalents at end of period	$318	$333

Cash paid for interest	-	-
Cash received for interest	37	87

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC., AND SUBSIDIARY

Notes To Condensed Consolidated Financial Statements

(unautied)

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2026.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We consider accounting policies related to our estimates of depreciation, amortization, doubtful accounts, leases, revenue recognition for real estate operations, impairment, and sales of real estate as significant accounting policies. Our commercial property lease includes minimum rents and rental revenue is recognized on a straight-line basis over the term of the lease.

The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2025.

Revenue Recognition

The Company recognizes revenues in accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” Topic 606, Revenue from Contracts with Customers. Under this guidance, the Company recognizes revenue when performance obligations under the terms of a contract with a customer are satisfied or when the Company satisfies a performance obligation.

The Company derives revenue from rental income from property leases and consulting management fees. Revenue related to rental income from property leases are recognized monthly and consulting management fees are recognized quarterly as they are earned over a period of time.

Income Taxes

The Company accounts for income taxes in accordance with “Accounting for Income Taxes.” ASC 740 requires an asset and liability approach to financial accounting for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities result in deferred tax assets, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided for a portion or all of the deferred tax assets when there is uncertainty regarding the Company’s ability to recognize the benefits of the assets in future years. Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years. Since management could not determine the likelihood that the benefit of the deferred tax asset would be realized, no deferred tax asset was recognized by the Company.

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

Until August 31, 2024, the arrangement between the Company and Pillar has been on an informal basis. Effective September 1, 2024, the Company and Pillar have entered into a formal agreement whereby Pillar will provide certain management administrative and advisory services for an agreed upon fee. The fee for Pillar’s services for each of the three months ended March 31, 2026 and 2025, was approximately $9,000.

5. CONCENTRATIONS

The Company maintains its cash balances at financial institutions that participate in the Federal Deposit Insurance Corporation’s Transaction Account Guarantee Program which insures depositors up to $250,000. The Company has not experienced losses with respect to its bank balances in excess of government provided insurance. Management believes that no significant concentration of credit risk exists with respect to these cash balances at March 31, 2026.

6. NOTE RECEIVABLE

The Company has a Note Receivable from American Realty Investors, Inc. (a related party) in the amount of $3,542,000 at March 31, 2026. The note bears interest at the Secured Overnight Financing Rate (“SOFR”) at the end of each calendar quarter (3.68% at March 31, 2026 ) and is due at September 30, 2027.

7. OPERATING SEGMENTS

The following table reconciles the segment information to the corresponding amounts in the condensed consolidated statements of operations (in thousands):

Three Months Ended March 31, 2026	Current Operations	Corporate	Total

Operating revenue	$39	$-	$39

Operating expenses	10	77	87
Depreciation	3	-	3
Total operating expenses	13	77	90
Interest income	-	37	37
Segment operating income (loss)	$26	$(40)	$(14)

Three Months Ended March 31, 2025	Current Operations	Corporate	Total

Operating revenue	$38	$-	$38

Operating expenses	9	89	98
Depreciation	3	-	3
Total operating expenses	12	89	101
Interest income	-	43	43
Segment operating income (loss)	$26	$(46)	$(20)

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 6, 2026, the date the financial statements were available to be issued and determined that there are none to be reported.

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

The Company’s significant accounting policies are summarized in Note 2 to our consolidated financial statements in our annual report on Form 10-K. The Company believes the following critical accounting policies are more significant to the judgments and estimates used in the preparation of its consolidated financial statements. Revisions in such estimates are recorded in the period in which the facts that give rise to the revisions become known.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards. At March 31, 2026, the Company had a deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At March 31, 2026, the Company had current assets of $380,000 and current liabilities of $64,000. At December 31, 2025, the Company had current assets of $396,000 and current liabilities of $69,000.

Cash and cash equivalents at March 31,2026 were $318,000 as compared to $383,000 at December 31, 2025.

Results of Operations

Comparison of the three months ended March 31,2026 to the same period in 2025

The Company reported a net loss from continuing operations of ($14,000) for three months ended March 31, 2026, as compared to a net loss of ($20,000) for the similar period in 2025.

For the three months ended March 31,2026 the Company had revenue of $39,000 including $26,000 for rental income and $13,000 in management fees. For the three months ended March 31, 2025 the Company had revenue of $38,000 including $26,000 for rental income and $12,000 in management fees.

For the three months ended March 31, 2026, corporate general and administrative expenses were $77,000 as compared to

$89,000 for the comparable period in 2025.

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

 Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company has a note receivable which has a variable interest rate.

The Company has extinguished all its outstanding debt obligations that bare interest therefore; the Company has no risk from exposure to changes in interest rates from debt obligations.

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

New Concept Energy, Inc.

Date: May 07, 2026	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer

