Form 10-Q
period 2026-06-30
New Concept Energy, Inc.
filed 2026-08-10
CIK 105744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	5,131,934 shares
(Class)	(Outstanding at August 7, 2026)

1

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

Index to Quarterly Report on Form 10-Q

Period ended June 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$304	$383
Other current assets	65	13
Total current assets	369	396

Property and equipment, net of depreciation
Land, buildings and equipment	616	622

Note and interest receivable - related party
Note receivable	3,542	3,542
Interest receivable	-	-
Note and interest receivable - related party	3,542	3,542

Total assets	$4,527	$4,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

(amounts in thousands, except share and par value amount)

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Liabilities and stockholders' equity

Current liabilities
Accounts payable (including $8 due to related parties in 2026 and 2025)	$47	$26
Accrued expenses	69	43
Total current liabilities	116	69

Stockholders' equity
Preferred stock, Series B, $10 par value; authorized 100,000 shares, 1 issued and outstanding at June 30, 2026 and December 31, 2025	1	1
Common stock, $.01 par value; authorized, 100,000,000 shares; issued and outstanding, 5,131,934 shares at June 30, 2026 and December 31, 2025	51	51
Additional paid-in capital	63,579	63,579
Accumulated deficit	(59,220)	(59,140)

Total stockholders' equity	4,411	4,491

Total liabilities and stockholders' equity	$4,527	$4,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except per share amounts)

	For the Three Months ended June 30,		For the Six Months ended June 30,

	2026	2025	2026	2025
Revenue
Rent	$26	$26	$52	$52
Management fee	15	14	28	26
Total revenues	41	40	80	78

Operating expenses
Operating expenses	13	15	26	27
Corporate general and administrative	129	85	206	174
Total operating expenses	142	100	232	201

Loss from operations	(101)	(60)	(152)	(123)

Other income
Interest income ($35 and $42 for the three months eneded June 30, 2026 and 2025, respectively, and $72 and $85 for the six months ended June 30, 2026 and 2025, respectively)	35	42	72	85
Total other income	35	42	72	85

Net income (loss) applicable to common shares	$(66)	$(18)	$(80)	$(38)

Net income (loss) per common share-basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average common and equivalent shares outstanding - basic and diluted	5,132	5,132	5,132	5,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

(Dollar amounts in thousands)

	Series B				Additional	Accumulated
	Preferred stock		Common Stock		paid-in capital	deficit	Total
	Shares	Amount	Shares	Amount

For the three months ended June 30, 2026
Balance at March 31, 2026	1	$1	5,131,934	$51	$63,579	$(59,154)	$4,477
Net loss		-		-	-	(66)	(66)
Balance at June 30, 2026	1	$1	5,131,934	$51	$63,579	$(59,220)	$4,411

For the three months ended June 30, 2025
Balance at March 31, 2025	1	$1	5,131,934	$51	$63,579	$(59,114)	$4,517
Net loss		-		-	-	(18)	(18)
Balance at June 30, 2025	1	$1	5,131,934	$51	$63,579	$(59,132)	$4,499

For the six months ended June 30, 2026
Balance at December 31, 2025	1	$1	5,131,934	$51	$63,579	$(59,140)	$4,491
Net loss		-		-	-	(80)	(80)
Balance at June 30, 2026	1	$1	5,131,934	$51	$63,579	$(59,220)	$4,411

For the six months ended June 30, 2025
Balance at December 31, 2024	1	$1	5,131,934	$51	$63,579	$(59,094)	$4,537
Net loss		-		-	-	(38)	(38)
Balance at June 30, 2025	1	$1	5,131,934	$51	$63,579	$(59,132)	$4,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	For the Six Months Ended
	June 30,
	2026	2025

Cash flows from operating activities
Net income (loss)	$(80)	$(38)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	6	7
Changes in assets and liabilities:
Interest receivable	-	(44)
Other current assets	(52)	38
Accounts payable and other liabilities	47	30
Net cash (used) in operating activities	(79)	(7)

Net (decrease) in cash and cash equivalents	(79)	(7)
Cash and cash equivalents at beginning of year	383	363

Cash and cash equivalents at end of period	$304	$356

Cash paid for interest	$-	$-
Cash received for interest	72	85

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

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Operating results for the six-month period ended June 30, 2026, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2026.

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

3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We consider accounting policies related to our estimates of depreciation, amortization, leases, income tax, revenue recognition for real estate operations, impairment, and sales of real estate as significant accounting policies. Our commercial property lease includes minimum rents and rental revenue is recognized on a straight-line basis over the term of the lease.

The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2025.

Revenue Recognition

The Company recognizes revenues in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Under this guidance, the Company recognizes revenue when performance obligations under the terms of a contract with a customer are satisfied or when the Company satisfies a performance obligation.

The Company derives revenue from rental income from property leases and consulting management fees. Revenue related to rental income from property leases are recognized monthly and consulting management fees are recognized quarterly as they are earned over a period of time.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

Notes To Condensed Consolidated Financial Statements

(unaudited)

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification, No. 740, “Accounting for Income Taxes”. ASC 740 requires an asset and liability approach to financial accounting for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities result in deferred tax assets, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided for a portion or all the deferred tax assets when there is uncertainty regarding the Company’s ability to recognize the benefits of the assets in future years. Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years. Since management could not determine the likelihood that the benefit of the deferred tax asset would be realized, no deferred tax asset was recognized by the Company.

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

Until August 31, 2024, the arrangement between the Company and Pillar has been on an informal basis. Effective September 1, 2024, the Company and Pillar have entered into a formal agreement whereby Pillar will provide certain management administrative and advisory services for an agreed upon fee. The agreement is reviewed and renewed annually and may be terminated for any reason without penalty upon 60 days written notice by the Company to the Advisor or 120 days written notice from the Advisor to the Company. The fee for Pillar’s services for the three and six months ended June 30, 2026, were $9,000 and $18,000, respectively.

5: CONCENTRATIONS

The Company maintains its cash balances at financial institutions that participate in the Federal Deposit Insurance Corporation’s Transaction Account Guarantee Program which insures depositors up to $250,000. At June 30, 2026, the Company has not experienced losses with respect to its bank balances in excess of government provided insurance. Management believes that no significant concentration of credit risk exists with respect to these cash balances at June 30, 2026.

6: NOTE RECEIVABLE

The Company has an unsecured Note Receivable from American Realty Investors, Inc. in the amount of $3,542,000 at June 30, 2026. The note bears interest at the Secured Overnight Financing Rate (“SOFR”) at the end of each calendar quarter (3.68% at June 30, 2026) and is due at September 30, 2027.

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

Notes To Condensed Consolidated Financial Statements

(unaudited)

7. OPERATING SEGMENTS

Segment information is prepared on the same basis that our chief operating decision maker (“CODM”) reviews information to assess performance and make resource allocation decisions. Our CODM is our President and Chief Executive Officer. We operate in ONE reportable segment: (i) ownership and management of commercial real estate property (“Commercial Segment”). The service for our segment include rental of property and other tenant services, including parking and storage space rental. The key operating metric that the CODM utilizes to evaluate the segments is net operating income (“NOI”), which we defined as property revenue less direct property operating expenses, NOI excludes depreciation, interest income and expenses, general and administrative expenses, advisory fees and income taxes.

The following table reconciles the segment information to the corresponding amounts in the condensed consolidated statements of operations (in thousands):

Three Months Ended June 30, 2026	Current Operations	Corporate	Total

Operating revenue	$41	$-	$41

Operating expenses	9	129	138
Depreciation	4	-	4
Total operating expenses	13	129	142
Interest income	-	35	35
Segment operating income (loss)	$28	$(94)	$(66)

Three Months Ended June 30, 2025	Current Operations	Corporate	Total

Operating revenue	$40	$-	$40

Operating expenses	11	85	96
Depreciation	4	-	4
Total operating expenses	15	85	100
Interest income	-	42	42
Segment operating income (loss)	$25	$(43)	$(18)

Six Months Ended June 30, 2026	Current Operations	Corporate	Total

Operating revenue	$80	$-	$80

Operating expenses	19	206	225
Depreciation	7	-	7
Total operating expenses	26	206	232
Interest income	-	72	72
Segment operating income (loss)	$54	$(134)	$(80)

Six Months Ended June 30, 2025	Current Operations	Corporate	Total

Operating revenue	$78	$-	$78

Operating expenses	20	174	194
Depreciation	7	-	7
Total operating expenses	27	174	201
Interest income	-	85	85
Segment operating income (loss)	$51	$(89)	$(38)

NEW CONCEPT ENERGY, INC. AND SUBSIDIARY

Notes To Condensed Consolidated Financial Statements

(unaudited)

8: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 7, 2026, the date the financial statements were filed, and determined that there are none to be reported.

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

Deferred Tax Assets

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The future recoverability of the Company’s net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards. At June 30, 2026, the Company had a deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized, a 100% valuation allowance was established.

Liquidity and Capital Resources

At June 30, 2026, the Company had current assets of $369,000 and current liabilities of $116,000 as compared to $396,000 and $69,000, respectively at December 31, 2025.

Cash and cash equivalents at June 30, 2026, were $304,000 as compared to $383,000 at December 31, 2025.

Results of Operations

Comparison of the three months ended June 30, 2026 to the same period in 2025

The Company reported a Net Income (loss) applicable to common shares on the Statement of Operations of ($66,000) for the three months ended June 30, 2026, as compared to a net loss of ($18,000) for the similar period in 2025.

For the three months ended June 30, 2026 the Company had total revenue of $41,000 including $26,000 for rental income and $15,000 in management fees. For the three months ended June 30, 2025 the Company had total revenue of $40,000 including $26,000 for rental income and $14,000 in management fees.

For the three months ended June 30, 2026, corporate general and administrative expenses were $129,000 as compared to $85,000 for the comparable period in 2025.

For the three months ended June 30, 2026, interest income was $35,000 as compared to $42,000 for the comparable period in 2025.

Comparison of the six months ended June 30, 2026 to the same period in 2025

The Company reported a Net Income (loss) applicable to common shares on the Statement of Operations of ($80,000) for the six months ended June 30, 2026, as compared to a net loss of $38,000 for the similar period in 2025.

For the six months ended June 30, 2026 the Company had total revenue of $80,000 including $52,000 for rental income and $28,000 in management fees. For the six months ended June 30, 2025 the Company had total revenue of $78,000 including $52,000 for rental income and $26,000 in management fees.

For the six months ended June 30, 2065, corporate general & administrative expenses were $206,000 as compared to $174,000 for the comparable period in 2025.

For the six months ended June 30, 2026, interest income was $72,000 as compared to $85,000 for the comparable period in 2024.

Forward Looking Statements

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:A number of the matters and subject areas discussed in this filing that are not historical or current facts deal with potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company’s actual future experience involving any one or more of such matters and subject areas relating to interest rate fluctuations, the ability to obtain adequate debt and equity financing, demand, pricing, competition, construction, licensing, permitting, construction delays on new developments, contractual and licensure, and other delays on the disposition, transition, or restructuring of currently or previously owned, leased or managed properties in the Company’s portfolio, and the ability of the Company to continue managing its costs and cash flow while maintaining high occupancy rates and market rate charges in its retirement community.The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company’s current expectations regarding the relevant matter of subject area. These and other risks and uncertainties are detailed in the Company’s reports filed with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

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

Item 4. CONTROLS AND PROCEDURES

(a)Based on an evaluation by our management (with the participation of our Principal Executive Officer and Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

(b)There has been no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

New Concept Energy, Inc.

Date: August 7, 2026	By:	/s/ Gene Bertcher
Gene S. Bertcher, Principal Executive
Officer, President and Chief Financial
Officer

